Form 10-Q
period 1993-12-31
BALDWIN TECHNOLOGY CO INC
filed 1994-02-14
CIK 805792

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934


For quarter ended               December 31, 1993

                               OR

[          ] Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number              1-9334


                       BALDWIN TECHNOLOGY COMPANY, INC.
     (Exact name of registrant as specified in its charter)


               Delaware                          13-3258160
     (State or other jurisdiction of         (I.R.S Employer
      incorporation or organization)          Identification No.)


   65 Rowayton Avenue, Rowayton, Connecticut          06853
   (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  203-838-7470


 (Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          YES  X .                      NO    .



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at January 31, 1994


       Class A Common Stock
          $0.01 par value                         15,986,317

       Class B Common Stock
          $0.01 par value                          1,994,000



           Total number of pages in this document   11

                BALDWIN TECHNOLOGY COMPANY, INC.

                              INDEX



                                                            Page


Part I    Financial Information


          Consolidated Balance Sheet -
           December 31, 1993 and June 30, 1993               1


          Consolidated Statement of Income -
           Three months and six months ended
           December 31, 1993 and 1992                        2


          Consolidated Statement of Changes in
           Shareholders' Equity - Six months
           ended December 31, 1993                           3


          Consolidated Statement of Cash Flows -
           Six months ended December 31, 1993 and 1992      4-5


          Notes to Consolidated Financial Statements         6


          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       7-9



Part II   Other Information

          Item 4    Submission of Matters to a Vote of
                    Security Holders                         10
          Item 6    Exhibits and Reports on Form 8-K         10



Signatures                                                   11































                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                      December 31, June 30,
                                                           1993     1993
                                  ASSETS
CURRENT ASSETS:
 Cash                                                   $  8,622  $ 12,859
 Short-term interest bearing securities                    3,312     6,817
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,117 ($1,831 at June 30, 1993)   29,103    34,455
 Notes receivable trade                                   10,793    12,799
 Inventories                                              35,415    33,907
 Prepaid expenses and other                                6,776     4,383
       Total current assets                               94,021   105,220

MARKETABLE SECURITIES, at cost:
 (Market $866; $932 at June 30, 1993)                        829       849

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                        2,166     2,119
 Machinery and equipment                                   8,156     8,334
 Furniture and fixtures                                    4,778     4,818
 Leasehold improvement                                     1,582     1,574
 Capital leases                                            6,825     7,001
                                                          23,507    23,846
 Less:  Accumulated depreciation and amortization         15,462    14,782
   Net property, plant and equipment                       8,045     9,064

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $2,273 ($1,975 at
 June 30, 1993)                                            6,125     5,924
GOODWILL, less accumulated amortization of $6,408
 ($5,786 at June 30, 1993)                                58,428    61,831
OTHER ASSETS                                               7,088     5,591
TOTAL ASSETS                                            $174,536  $188,479

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                          $  6,093  $  9,069
 Current portion of long-term debt                           155     7,188
 Accounts payable, trade                                   9,468    12,655
 Notes payable, trade                                     12,269    13,489
 Accrued salaries, commissions, bonus and profit-sharing   6,071     7,538
 Customer deposits                                         3,534     3,447
 Accrued and withheld taxes                                1,518     1,859
 Income taxes payable                                      2,724     2,676
 Other accounts payable and accrued liabilities           12,007    12,885
      Total current liabilities                           53,839    70,806

LONG-TERM LIABILITIES:
 Long-term debt                                           32,012    25,998
 Other long-term liabilities                               8,414     8,811
      Total long-term liabilities                         40,426    34,809
       Total liabilities                                  94,265   105,615

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,007,373 shares issued
  (16,000,707 at June 30, 1993)                              160       160
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                         20        20
 Capital contributed in excess of par value               54,824    54,795
 Retained earnings                                        32,843    31,848
 Cumulative translation adjustment                        (7,409)   (3,792)
 Less:  Treasury stock, at cost:
   Class A - 21,056 shares
   Class B - 6,000 shares                                   (167)     (167)
     Total shareholders' equity                           80,271    82,864
COMMITMENTS                                              ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $174,536  $188,479

       The accompanying notes to consolidated financial statements are an integral part of these statements.
                                   - 1 -


                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)


                             For the three months      For the six months
                              ended December 31,       ended December 31,

                                1993      1992           1993      1992

Net sales                      $45,446   $53,910       $ 91,858  $104,376
Cost of goods sold              29,921    35,034         59,484    67,268

Gross Profit                    15,525    18,876         32,374    37,108

Operating expenses:
 General and administrative      4,900     5,399          9,557    10,528
 Selling                         4,439     4,558          9,163     8,369
 Engineering                     2,355     2,449          4,933     5,146
 Research and development        1,409     1,859          2,839     3,384
 Technical service                 671       516          1,327     1,861
                                13,774    14,781         27,819    29,288
Operating income                 1,751     4,095          4,555     7,820

Other (income) expense
 Interest expense                  919     1,591          1,981     3,280
 Interest (income)                 (69)      (60)          (148)     (165)
 Other (income) expense, net       141        65            605       974
                                   991     1,596          2,438     4,089
Income from continuing
 operations before taxes           760     2,499          2,117     3,731

Provision for income taxes         395     1,374          1,122     2,052
Income from continuing
 operations                        365     1,125            995     1,679

Cumulative effect of change
 in accounting for income
 taxes (Note 3)                                                     1,229
Net income                     $   365   $ 1,125       $    995  $  2,908
Income (Loss) per share from:
 Continuing operations         $  0.02   $  0.07       $   0.06  $   0.10
 Cumulative effect of change
  in accounting for income
  taxes                                                              0.07
Net income per common and
 common equivalent share       $  0.02   $  0.07       $   0.06  $   0.17

Dividends declared
 Per share - Class A
 Per share - Class B


Weighted average number of
 shares outstanding             18,072    17,410         18,017    17,242







        The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
                                                                           Capital
                                     Class A              Class B        Contributed              Cumulative
                                   Common Stock         Common Stock      in Excess    Retained   Translation     Treasury Stock
                                  Shares    Amount     Shares   Amount     of Par      Earnings   Adjustment     Shares     Amount
Balance at June 30, 1993        16,000,707   $160    2,000,000    $20      $54,795      $31,848     $(3,792)    (27,056)     $(167)
Net income for the six months                                                               995
Stock options exercised              6,666                                      29
Translation adjustment                                                                               (3,629)
Transaction gain on hedge of
  net investment in foreign
  subsidiaries                                                                                           12
Balance at December 31, 1993    16,007,373   $160    2,000,000    $20      $54,824      $32,843     $(7,409)    (27,056)     $(167)

The accompanying notes to consolidated financial statements are an integral part of thes

   BALDWIN TECHNOLOGY COMPANY, INC.CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)



                                                        For the six months
                                                       ended December 31,
                                                         1993       1992
Cash Flows from operating activities:
 Income from continuing operations                    $   995    $  1,679
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                         2,377       2,679
  Accrued retirement pay                                  207         319
  Provision for losses on accounts receivable             507        (169)
  Changes in assets and liabilities net of
   effects from subsidiary purchase -
   Accounts and notes receivable, net                   5,732      (2,684)
   Inventories                                         (2,399)         11
   Prepaid expenses and other                          (2,547)     (1,653)
   Customer deposits                                      151       1,299
   Accrued compensation                                (1,314)     (1,116)
   Accounts and notes payable, trade                   (3,575)     (2,574)
   Income taxes payable                                   133      (2,640)
   Accrued and withheld taxes                            (273)       (330)
   Other accounts payable and accrued liabilities        (806)        299
   Interest payable                                       317           3

     Net cash (used) by operating activities             (495)     (4,877)

Cash flows from investing activities:
 Additions of property, net                              (539)       (541)
 Additions of patents, trademarks and drawings, net      (570)       (579)
 Other assets                                          (1,576)         54

   Net cash (used) by investing activities             (2,685)     (1,066)

Cash flows from financing activities:
 Long-term borrowings                                  31,000         269
 Long-term debt repayment                             (32,238)     (6,226)
 Short-term borrowings                                 10,707       6,693
 Short-term debt repayment                            (13,400)     (1,972)
 Principal payments under capital lease
  obligations                                            (432)       (684)
 Other long-term liabilities                              106         297
 Sale of treasury stock                                             3,200
 Stock options exercised                                   29
   Net cash (used) provided by financing activities    (4,228)      1,577

 Effects of exchange rate changes                        (334)       (265)

 Net (decrease) increase in cash
  and cash equivalents                                 (7,742)     (4,631)

 Cash and cash equivalents at beginning of year        19,676      10,747

 Cash and cash equivalents at end of period           $11,934    $  6,116




        The accompanying notes to consolidated financial statements are an integral part of these statements.

                   BALDWIN TECHNOLOGY COMPANY, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


Supplemental disclosures of cash flow information:

                                                    For the six months
                                                    ended December 31,
                                                      1993      1992
                                                      (in thousands)
Cash paid during the period for:
    Interest                                         $ 1,664   $ 3,284
    Income taxes                                     $ 1,029   $ 4,727


Supplemental schedule of non-cash investing and financing activities:

For the six months ended December 31, 1993:

There were no significant non-cash transactions for the six months ended December 31, 1993.

For the six months ended December 31, 1992:

The Company adopted FAS 109, "Accounting for Income Taxes", effective July 1, 1992. The cumulative effect on prior years was recorded as a separate component of net income and deferred tax assets were established in a non-cash transaction of $1,229,000.


Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers all highly liquid instruments to be cash equivalents.































      The accompanying notes to consolidated financial statements are an integral part of these statements.



                                 - 5 -








                   BALDWIN TECHNOLOGY COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

Note 1 - General:

     Baldwin Technology Company, Inc. (Baldwin, or the Company) is engaged primarily in the development, manufacture and sale of material handling, accessory, control and pre-press equipment for the printing industry.

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and six month periods ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ending June 30, 1994.

     All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three and six month periods ended December 31, 1993 and 1992, net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, in order to calculate net income per share. Common stock equivalents for the three month periods ended December 31, 1993 and 1992 consisted of 97,552 shares and 13,760 shares, respectively for stock options. The weighted average number of common and common equivalent shares outstanding for the three month periods ended December 31, 1993 and 1992 were 18,072,362 and 17,409,898, respectively. Common stock equivalents for the six month periods ended December 31, 1993 and 1992 consisted of 42,782 shares and 6,880 shares, respectively for stock options. For the six month periods ended December 31, 1993 and 1992 the weighted average number of common and common equivalent shares were 18,017,013 and 17,242,149, respectively. Common stock equivalents calculated for fully diluted earnings per share were not materially different from those calculated for primary.

Note 2 - Inventories:

     Inventories consist of the following:

                                            December 31,    June 30,
                                                1993          1993

     Raw material                           $14,470,000   $ 13,665,000
     In process                              10,448,000     10,966,000
     Finished goods                          10,497,000      9,276,000

                                            $35,415,000    $33,907,000

     Inventories decreased $891,000 due to the translation effects of exchange fluctuations from June 30, 1993 to December 31, 1993.

Note 3 - Common Stock:

     On November 23, 1993, four (4) eligible non-employee Directors of the Company were automatically granted non-qualified options for a total of 3,556 shares of Class A Common Stock and 444 shares of Class B Common Stock under the Company's 1990 Directors' Stock Option Plan at $4.88 and $6.09, respectively, the fair market values on the date of grant. Restrictions, as described in the Company's 1991 Proxy Statement, are similar to restrictions which apply to options granted pursuant to the Company's Amended and Restated 1986 Stock Option Plan, as amended, with the exception of the dates of exercise, vesting and termination.

                   BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

     Six Months Ended December 31, 1993 vs. Six Months
     Ended December 31, 1992.

     Net sales for the six months ended December 31, 1993 decreased by $12,518,000 (12%) to $91,858,000 from $104,376,000 for the six months ended December 31, 1992. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $3,445,000 for the current period with product volume accounting for the remainder of the change. In terms of local currency, sales changes were mixed within the European Sector. Sales were down 26% in Germany, were flat in the United Kingdom and were up by 31% in Sweden. Local currency Asian Sector sales declined 25.8%. In the Americas Sector, net sales increased by 14.1%.

     Gross profit for the six month period ended December 31, 1993 was $32,374,000 (35.2% of net sales) as compared to $37,108,000 (35.6% of net sales) for the six month period ended December 31, 1992, a decrease of $4,734,000 or 12.8%. Margins decreased by $1,191,000 on fluctuations in currency rates with the remainder due to lower volume.

     Selling, general and administrative expenses were $18,720,000 (20.4% of net sales) for the six month period ended December 31, 1993 as compared to $18,897,000 (18.1% of net sales) for the same period of the prior year, a decrease of $177,000 or .9% in these expenses. Increased marketing expenses, primarily related to trade shows and new product introductions, as well as increases in bad debt allowances were offset by currency rate fluctuations which lowered these expenses by $763,000 in the current period. Other operating expenses decreased $1,292,000 over the same period of the prior year of which $332,000 was due to currency rate fluctuations. Continued emphasis placed on cost containment and reduction programs was responsible for reductions in operating expense.

     Interest expense for the six month period ended December 31, 1993 was $1,981,000 as compared to $3,280,000 for the six month period ended December 31, 1992. Decreased interest expense was primarily related to lower levels of indebtedness as well as declining interest rates. Currency rate fluctuations decreased interest expense by $489,000 for the current period. Interest income was $148,000 and $165,000 for the six month periods ended December 31, 1993 and December 31, 1992, respectively. Other income and expense includes foreign currency transaction gains of $354,000 and $297,000 for the six month periods ended December 31, 1993 and 1992, respectively. The effects of currency rate fluctuations decreased other expense by $259,000 for the current period.

     The Company's effective tax rate was 53% for the six month period ended December 31, 1993, as compared to 55% for the six month period ended December 31, 1992. The difference in effective rates results primarily from increased domestic income. The current period's effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic source income. Currency rate fluctuations increased the provision for income taxes by $346,000 for the current period.

     Net income from continuing operations for the six month period ended December 31, 1993 decreased by $684,000 or 40.7% to $995,000 from $1,679,000 for the six month period ended December 31, 1992, or to $0.06 and $0.10 per share, respectively. Currency rate fluctuations increased net income from continuing operations by $306,000 for the current period. Weighted average equivalent shares outstanding during the six month periods ended December 31, 1993 and December 31, 1992 were 18,017,013 and 17,242,149, respectively.

     Three Months Ended December 31, 1993 vs. Three Months
     Ended December 31, 1992.

     Net sales for the three months ended December 31, 1993 decreased by $8,464,000 (15.7%) to $45,446,000 from $53,910,000 for the three months ended December 31, 1992. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $1,863,000 for the current period with product volume accounting for the remainder of the change. In terms of local currency, sales changes were mixed within the European Sector. Sales were down 32.65% in Germany, up 7.2% in the United Kingdom and up 39% in Sweden. Local currency Asian Sector sales declined 34.4%. In the Americas Sector, net sales increased 13.8% for the period.

     Gross profit for the three month period ended December 31, 1993 was $15,525,000 (34.2% of net sales) as compared to $18,876,000 (35%
of net sales) for the three month period ended December 31, 1992, a decrease of $3,351,000 or 17.8%. Margins decreased $619,000 due to currency rate fluctuations with the remainder due to lower volume.

     Selling, general and administrative expenses were $9,339,000 (20.5% of net sales) for the three month period ended December 31, 1993 as compared to $9,957,000 (18.5% of net sales) for the same period of the prior year, a decrease of $618,000 or 6.2% in these expenses. An increase of approximately $400,000 was made to the allowance for bad debts during the period primarily related to receivables from a Japanese customer undergoing a financial reorganization. Currency rate fluctuations decreased these expenses by $219,000 in the current period. Continued emphasis on cost containment and reduction programs was the primary reason for the reduction in expense. Other operating expenses decreased $389,000 or 8.1% over the same period of the prior year of which $111,000 was due to currency rate fluctuations.

     Interest expense for the three month period ended December 31, 1993 was $919,000 as compared to $1,591,000 for the three month period ended December 31, 1992. Decreased interest expense was primarily related to lower levels of indebtedness as well as declining interest rates. Currency rate fluctuations decreased interest expense by $161,000 for the current period. Interest income was $69,000 and $60,000 for the three month periods ended December 31, 1993 and December 31, 1992, respectively. Other income and expense includes foreign currency transaction gains of $379,000 and $484,000 for the three month periods ended December 31, 1993 and 1992, respectively. Currency rate fluctuations decreased other expense by $147,000 for the period.

     The Company's effective tax rate was 52% for the three month period ended December 31, 1993, as compared to 55% for the three month period ended December 31, 1992. The effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic source income. The difference in effective rates results primarily from increased domestic source income. Currency rate fluctuations increased the provision for income taxes by $10,000 for the current period.

     Net income from continuing operations for the three month period ended December 31, 1993 decreased by $760,000 or 68% to $365,000 from $1,125,000 for the three month period ended December 31, 1992, or $0.02 and $0.07 per share, respectively. Currency rate fluctuations increased net income from continuing operations by $10,000 for the current period. Weighted average equivalent shares outstanding during the three month periods ended December 31, 1993 and December 31, 1992 were 18,072,362 and 17,409,898, respectively.










                                 - 8 -



         Liquidity and Capital Resources at December 31, 1993
                    Liquidity and Working Capital

          The Company's working capital increased from $33,666,000 at December 31, 1992, to $40,182,000 at December 30, 1993, an increase of $6,516,000 or approximately 19.4%. Currency effects decreased working capital by $469,000 for the period. Decreases in trade receivables and inventories were partially offset by increases in cash and short-term securities and to a lesser extent, other current receivables.
The decrease in current assets was more than offset by decreases in all components of current liabilities including loans payable and the current portion of long-term debt which decreased due to debt repayments and the reclassification of current debt to long-term debt due to the recently completed financing. Working capital increased by $5,768,000 or approximately 16.8% as compared to $34,414,000 at June 30, 1993. Increases in both inventories and other current receivables almost offset the decrease in trade receivables. Decreases in trade and other payables, coupled with decreases in loans payable and the current-portion of long-term debt as a result of the refinancing more than offset the decreases in cash and short-term securities. Currency effects decreased working capital by $909,000 for the period.

          On October 29, 1993, the Company completed the refinancing of it's long-term debt with the issuance of $25,000,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Senior Notes require the payment of interest only for the first three years with equal annual principal repayments in years four through seven. The proceeds of the Senior Notes along with approximately $5,000,000 in available cash were used to retire all of the Company's indebtedness under a Credit Agreement with a syndicate of banks dated September 27, 1990.

          In November, 1993, the Company entered into a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the agreements to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, the Company was required to pledge certain of the shares of it's domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

          Both the Senior Notes and the Revolver require the Company to maintain a current ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to
1.  At December 31, 1993, this ratio was 1.75 to 1.

          The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $31,000,000. As of December 31, 1993, the Company had outstanding $12,200,000 under these lines of credit, of which $6,107,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at December 31, 1993 are $64,000 lower then they would have been if June 30, 1993 exchange rates had been used.

          The Company believes its cash flow from operations and available bank lines of credit are sufficient to finance its working capital and other capital requirements for the foreseeable future.

                          Impact of Inflation

          The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

                   BALDWIN TECHNOLOGY COMPANY, INC.

                                PART II

                           OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on
November 18, 1993.

          (c) A brief description of non-procedural matters voted upon and the results of the voting follows:

          Proposal 2 - Amendment and Restatement of the Company's 1986 Stock Option Plan: 22,449,477 votes for, 1,646,477 votes against.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended December 31, 1993.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    BALDWIN TECHNOLOGY COMPANY, INC.



                    BY     s\  William J. Lauricella
                                 Treasurer and
                            Chief Financial Officer







Dated:    March 10, 1994