Form 10-Q/A
period 1993-12-31
BALDWIN TECHNOLOGY CO INC
filed 1994-02-14
CIK 805792

BALDWIN TECHNOLOGY COMPANY, INC.
                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)

                             For the three months      For the six months
                              ended December 31,       ended December 31,
                                1993      1992           1993      1992
Net sales                      $45,446   $53,910       $ 91,858  $104,376
Cost of goods sold              29,921    35,034         59,484    67,268
Gross Profit                    15,525    18,876         32,374    37,108
Operating expenses:
 General and administrative      4,900     5,399          9,557    10,528
 Selling                         4,439     4,558          9,163     8,369
 Engineering                     2,355     2,449          4,933     5,146
 Research and development        1,409     1,859          2,839     3,384
 Technical service                 671       516          1,327     1,861
                                13,774    14,781         27,819    29,288
Operating income                 1,751     4,095          4,555     7,820
Other (income) expense
 Interest expense                  919     1,591          1,981     3,280
 Interest (income)                 (69)      (60)          (148)     (165)
 Other (income) expense, net       141        65            605       974
                                   991     1,596          2,438     4,089
Income before taxes and
 cumulative effect of change
 in accounting                     760     2,499          2,117     3,731
Provision for income taxes         395     1,374          1,122     2,052
Income before taxes and
 cumulative effect of change
 in accounting                     365     1,125            995     1,679
Cumulative effect of change
 in accounting for income
 taxes                                                              1,229
Net income                     $   365   $ 1,125       $    995  $  2,908
Income (Loss) per share from:
 Income before cumulative ef-
  fect of change in accounting $  0.02   $  0.07       $   0.06  $   0.10
 Cumulative effect of change
  in accounting for income
  taxes                                                              0.07
Net income per common and
 common equivalent share       $  0.02   $  0.07       $   0.06  $   0.17
Dividends declared
 Per share - Class A
 Per share - Class B
Weighted average number of
 shares outstanding             18,072    17,410         18,017    17,242

The accompanying notes to consolidated financial statements are an integral part of these statements.

- - 2 -