Form 10-Q
period 1994-03-31
BALDWIN TECHNOLOGY CO INC
filed 1994-05-12
CIK 805792

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


For quarter ended                  March 31, 1994

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

             YES  X .                      NO    .



                 APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                   Outstanding at April 30, 1994

          Class A Common Stock
             $0.01 par value                         15,989,650

          Class B Common Stock
             $0.01 par value                          1,865,000



              Total number of pages in this document   12

                   BALDWIN TECHNOLOGY COMPANY, INC.

                                 INDEX



                                                               Page


Part I       Financial Information


             Consolidated Balance Sheet -
              March 31, 1994 and June 30, 1993                  1


             Consolidated Statement of Income -
              Three months and nine months ended
              March 31, 1994 and 1993                           2


             Consolidated Statement of Changes in
              Shareholders' Equity - Nine months
              ended March 31, 1994                              3


             Consolidated Statement of Cash Flows -
              Nine months ended March 31, 1994 and 1993         4


             Notes to Consolidated Financial Statements         6


             Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                        7



Part II      Other Information

             Item 6    Exhibits and Reports on Form 8-K         11



Signatures                                                      12

                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                         March 31, June 30,
                                                           1994     1993
                                  ASSETS
CURRENT ASSETS:
 Cash                                                   $ 10,768  $ 12,859
 Short-term interest-bearing securities                    2,987     6,817
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,654 ($1,831 at June 30, 1993)   30,890    34,455
 Notes receivable trade                                   13,076    12,799
 Inventories                                              34,715    33,907
 Prepaid expenses and other                                7,354     4,383
       Total current assets                               99,790   105,220

MARKETABLE SECURITIES, at cost:
 (Market $1,080; $932 at June 30, 1993)                      880       849

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                        2,237     2,119
 Machinery and equipment                                   8,460     8,334
 Furniture and fixtures                                    4,960     4,818
 Leasehold improvement                                     1,589     1,574
 Capital leases                                            7,025     7,001
                                                          24,271    23,846
 Less:  Accumulated depreciation and amortization         16,423    14,782
   Net property, plant and equipment                       7,848     9,064

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $2,443 ($1,975 at
 June 30, 1993)                                            6,130     5,924
GOODWILL, less accumulated amortization of $7,051
 ($5,786 at June 30, 1993)                                60,203    61,831
OTHER ASSETS                                               7,644     5,591
TOTAL ASSETS                                            $182,495  $188,479

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                          $  5,925  $  9,069
 Current portion of long-term debt                           149     7,188
 Accounts payable, trade                                  10,363    12,655
 Notes payable, trade                                     11,127    13,489
 Accrued salaries, commissions, bonus and profit-sharing   6,710     7,538
 Customer deposits                                         4,528     3,447
 Accrued and withheld taxes                                1,647     1,859
 Income taxes payable                                      2,999     2,676
 Other accounts payable and accrued liabilities           12,463    12,885
      Total current liabilities                           55,911    70,806

LONG-TERM LIABILITIES:
 Long-term debt                                           34,133    25,998
 Other long-term liabilities                               8,888     8,811
      Total long-term liabilities                         43,021    34,809
       Total liabilities                                  98,932   105,615

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,010,706 shares issued
  (16,000,707 at June 30, 1993)                              160       160
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                         20        20
 Capital contributed in excess of par value               54,837    54,795
 Retained earnings                                        33,571    31,848
 Cumulative translation adjustment                        (4,011)   (3,792)
 Less:  Treasury stock, at cost:
   Class A - 21,056 shares
   Class B - 135,000 shares (6,000 at June 30, 1993)      (1,014)     (167)
     Total shareholders' equity                           83,563    82,864
COMMITMENTS                                              ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $182,495  $188,479

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
             (in thousands of dollars, except per share data)
                                (Unaudited)


                             For the three months      For the nine months
                                ended March 31,          ended March 31,

                                1994      1993           1994      1993

Net sales                      $49,403   $49,101       $141,261  $153,477
Cost of goods sold              33,158    32,303         92,642    99,571

Gross Profit                    16,245    16,798         48,619    53,906

Operating expenses:
 General and administrative      5,885     5,385         16,542    17,170
 Selling                         4,341     4,342         13,504    12,711
 Engineering                     2,238     2,545          7,171     7,691
 Research and development        1,434     1,608          4,273     4,992
 Technical service                 468       841          1,795     2,702
                                14,366    14,721         43,285    45,266
Operating income                 1,879     2,077          5,334     8,640

Other (income) expense
 Interest expense                  853     1,227          2,834     4,507
 Interest (income)                 (84)      (64)          (232)     (229)
 Other (income) expense, net      (439)     (261)          (934)     (544)
                                   330       902          1,668     3,734
Income before taxes and
 cumulative effect of change
 in accounting                   1,549     1,175          3,666     4,906

Provision for income taxes         821       990          1,943     3,042
Income before cumulative
 effect of change in accounting    728       185          1,723     1,864
Cumulative effect of change
 in accounting for income
 taxes                                                              1,229
Net income                     $   728   $   185       $  1,723  $  3,093
Income per share from:
 Income before cumulative
  effect of change in
  accounting                   $  0.04   $  0.01       $   0.10  $   0.11
 Cumulative effect of change
  in accounting for income
  taxes                                                              0.07
Net income per common and
 common equivalent share       $  0.04   $  0.01       $   0.10  $   0.18

Dividends declared
 Per share - Class A
 Per share - Class B


Weighted average number of
 shares outstanding             18,053    17,957         18,029    17,477







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

                                                  BALDWIN TECHNOLOGY COMPANY INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (in thousands, except share data)
                                                            (Unaudited)




                                                                           Capital
                                     Class A              Class B        Contributed              Cumulative
                                   Common Stock         Common Stock      in Excess    Retained   Translation     Treasury Stock
                                  Shares    Amount     Shares   Amount     of Par      Earnings   Adjustment     Shares     Amount

Balance at June 30, 1993        16,000,707   $160    2,000,000    $20      $54,795      $31,848     $(3,792)     (27,056)  $  (167)

Net income for the nine months                                                            1,723

Acquisition of treasury stock                                                                                   (129,000)     (847)

Stock options exercised              9,999                                      42

Translation adjustment                                                                                 (231)

Transaction gain on hedge of
  net investment in foreign
  subsidiaries                                                                                           12

Balance at March 31, 1994       16,010,706   $160    2,000,000    $20      $54,837      $33,571     $(4,011)    (156,056)  $(1,014)









[FN]
The accompanying notes to consolidated financial statements are an integral part of these statements.



                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)

                                                       For the nine months
                                                         ended March 31,
                                                         1994        1993
Cash Flows from operating activities:
 Income from operations                                $ 1,723     $ 1,864
 Adjustments to reconcile net income to net cash
  provided by operating activities -
   Depreciation and amortization                         3,574       3,768
   Accrued retirement pay                                  368         471
   Provision for losses on accounts receivable             978         (91)
 Changes in assets and liabilities net of
  effects from subsidiary purchase -
   Accounts and notes receivable, net                    3,172       2,002
   Inventories                                            (679)     (1,052)
   Prepaid expenses and other                           (2,928)     (1,720)
   Customer deposits                                     1,075       3,498
   Accrued compensation                                   (882)       (322)
   Accounts and notes payable, trade                    (5,080)       (680)
   Income taxes payable                                    288      (5,696)
   Accrued and withheld taxes                             (206)       (493)
   Other accounts payable and accrued liabilities       (1,232)        343
   Interest payable                                        894         (36)

    Net cash provided by operating activities            1,065       1,856

Cash flows from investing activities:
 Additions of property, net                               (767)       (636)
 Additions of patents, trademarks and drawings, net       (693)       (778)
 Other assets                                           (1,887)         96

    Net cash (used) by investing activities             (3,347)     (1,318)

Cash flows from financing activities:
 Long-term borrowings                                   34,718         242
 Short-term borrowings                                  12,105       6,612
 Long-term debt repayment                              (33,788)     (7,433)
 Short-term debt repayment                             (15,301)     (2,471)
 Principal payments under capital lease
  obligations                                             (594)       (926)
 Other long-term liabilities                               (18)        253
 Treasury stock purchased                                 (847)
 Sale of treasury stock                                              3,200
 Stock options exercised                                    42         104

     Net cash (used) by financing activities            (3,683)       (419)

 Effects of exchange rate changes                           44        (342)

    Net (decrease) in cash and cash equivalents         (5,921)       (223)

 Cash and cash equivalents at beginning of year         19,676      10,747

 Cash and cash equivalents at end of period            $13,755     $10,524


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                   BALDWIN TECHNOLOGY COMPANY, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


Supplemental disclosures of cash flow information:

                                                   For the nine months
                                                     ended March 31,
                                                      1994      1993
                                                      (in thousands)

Cash paid during the period for:
   Interest                                         $ 3,664   $ 4,543
   Income taxes                                     $ 1,620   $ 8,728



Supplemental schedule of non-cash investing and financing activities:

For the nine months ended March 31, 1994:

There were no significant non-cash transactions for the nine months ended March 31, 1994.


For the nine months ended March 31, 1993:

The Company adopted FAS 109, "Accounting for Income Taxes", effective July 1, 1992. The cumulative effect on prior years was recorded as a separate component of net income and deferred tax assets were established in a non-cash transaction of $1,229,000.


Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.






























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

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and nine month periods ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1994.

     All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. For the three and nine month periods ended March 31, 1994 and 1993, net income was divided by the total of the weighted average number of common shares and common equivalent shares outstanding, in order to calculate net income per share. Common equivalent shares for the three month periods ended March 31, 1994 and 1993 consisted of 131,258 and 65,521 shares, respectively, for stock options. The total of the weighted average number of common shares and common equivalent shares outstanding for the three month periods ended March 31, 1994 and 1993 were 18,053,212 and 17,956,754, respectively. Common equivalent shares for the nine month periods ended March 31, 1994 and 1993 consisted of 72,274 and 26,100 shares, respectively, for stock options. For the nine month periods ended March 31, 1994 and 1993 the total of the weighted average number of common shares and common equivalent shares were 18,029,333 and 17,476,831, respectively. Common equivalent shares calculated for fully diluted earnings per share were not materially different from those calculated for primary earnings per share.


Note 2 - Inventories:

     Inventories consist of the following:

                                             March 31,      June 30,
                                                1994          1993

     Raw material                           $14,705,000   $ 13,665,000
     In process                               9,905,000     10,966,000
     Finished goods                          10,105,000      9,276,000

                                            $34,715,000    $33,907,000

     Inventories increased $129,000 due to the translation effects of exchange fluctuations from June 30, 1993 to March 31, 1994.


Note 3 - Reclassification of Amortization Expense for Intangible
Assets:

     The Company has previously classified amortization expense for intangible assets as an item of Other Income and Expense in prior financial statement presentations. During the current period, management decided it is more appropriate to classify amortization expense as a component of Operating Expenses. Accordingly, amortization expense for the three and nine month periods ended
March 31, 1993, of $579,000 and $1,836,000, respectively, is included in General and Administrative Expense. For the three and nine month periods ended March 31, 1994, expenses for the amortization of intangible assets were $597,000 and $1,697,000, respectively.

                   BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

     Nine Months Ended March 31, 1994 vs. Nine Months
     Ended March 31, 1993.

     Net sales for the nine months ended March 31, 1994 decreased by $12,216,000 or 8% to $141,261,000 from $153,477,000 for the nine months ended March 31, 1993. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $2,052,000. Product volume was the primary reason for the decline. In terms of local currency, sales changes were mixed within the European Sector. Sales were down 26.4% in Germany, were up 6.5% in the United Kingdom and were up 32.7% in Sweden. Local currency Asian Sector sales were down 20.7% in Japan but were up in Australia, Hong Kong and China. In the Americas Sector, net sales increased 12.1%.

     Gross profit for the nine month period ended March 31, 1994 was $48,619,000 (34.4% of net sales) as compared to $53,906,000 (35.1% of net sales) for the nine month period ended March 31, 1993, a decrease of $5,287,000 or 9.8%. Margins decreased by $857,000 due to currency rate fluctuations and by $4,288,000 on volume declines.

     Selling, general and administrative expenses were $30,046,000 (21.3% of net sales) for the nine month period ended March 31, 1994 as compared to $29,881,000 (19.5% of net sales) for the same period of the prior year, an increase of $165,000 or .6% in these expenses. Currency rate fluctuations reduced these expenses by $578,000 in the current period. Increased marketing expenses, related to trade shows and new product introductions, as well as increases in bad debt expense were primarily responsible for the increase. Expenses for the nine month period ended March 31, 1993 include the reclassification of $1,836,000 of amortization expense previously recorded in other (income) and expense in prior financial statements. Other operating expenses decreased $2,146,000 or 13.9% over the same period of the prior year. Currency rate fluctuations decreased these other operating expenses by $337,000 for the current period. Reduced technical service costs and the continued implementation of cost controls were primarily responsible for the lower expense levels.

     Interest expense for the nine month period ended March 31, 1994 was $2,834,000 as compared to $4,507,000 for the nine month period ended March 31, 1993. Currency rate fluctuations decreased interest expense for the current period by $575,000. Decreased interest expense was primarily related to lower levels of indebtedness as well as lower interest rates. Interest income was $232,000 and $229,000 for the nine month periods ended March 31, 1994 and March 31, 1993, respectively. Other (income) and expense includes foreign currency transaction gains of $389,000 and $53,000 for the nine month periods ended March 31, 1994 and 1993, respectively. The effects of currency rate fluctuations decreased other expense by $131,000 for the current period.

     The Company's effective tax rate on income before taxes and cumulative effect of change in accounting was 53% for the nine month period ended March 31, 1994, as compared to 62% for the nine month period ended March 31, 1993. The difference in effective rates results primarily from increased domestic income which is taxed at substantially lower rates than the Company's foreign source income. Currency rate fluctuations increased the provision for income taxes by $405,000 for the current period.

     Income before cumulative effect of change in accounting for the nine month period ended March 31, 1994 decreased $141,000 or 7.6% to $1,723,000 from $1,864,000 for the nine month period ended March 31, 1993, or to $0.10 from $0.11 per share, respectively. Currency rate fluctuations increased net income by $360,000 for the current period. Weighted average equivalent shares outstanding during the nine month periods ended March 31, 1994 and March 31, 1993 were 18,029,333 and 17,476,831, respectively.

     Three Months Ended March 31, 1994 vs. Three Months
     Ended March 31, 1993.

     Net sales for the three months ended March 31, 1994 increased by $302,000 or 0.6% to $49,403,000 from $49,101,000 for the three months ended March 31, 1993. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $1,394,000 with product volume changes accounting for the remainder of the change. In terms of local currency, sales changes were mixed within the European Sector. Sales were down 27.2% in Germany, were up 19.4% in United Kingdom and were up 35.1% in Sweden. Local currency Asian Sector sales were down by 7.2% in Japan and were up in the remainder of the sector. In the Americas Sector, net sales increased 8.6% for the period.

     Gross profit for the three month period ended March 31, 1994 was $16,245,000 (32.9% of net sales) as compared to $16,798,000 (34.2% of net sales) for the three month period ended March 31, 1993, a decrease of $553,000 or 3.3%. Currency rate fluctuations increased margins by $333,000. Product mix and pricing pressures reduced margins by $1,056,000 which was partially offset by $170,000 due to increased sales volume.

     Selling, general and administrative expenses were $10,226,000 (20.7% of net sales) for the three month period ended March 31, 1994 as compared to $9,727,000 (19.8% of net sales) for the same period of the prior year, an increase of $499,000 or 5.1% in these expenses. Currency rate fluctuations increased these expenses in the current period by $184,000. The remainder of the increase was primarily related to bad debt expenses. Expenses for the three month period ended March 31, 1993 include the reclassification of $579,000 of amortization expense previously recorded in other (income) and expense in prior financial statements. Other operating expenses decreased $854,000 or 17.1% over the same period of the prior year. Currency rate fluctuations decreased these expenses for the current period by $6,000. The continuation of cost containment and expense reduction programs were the primary reason for the reduction in these expenses.

     Interest expense for the three month period ended March 31, 1994 was $853,000 as compared to $1,227,000 for the three month period ended March 31, 1993. Decreased interest expense was primarily related to lower levels of indebtedness as well as lower interest rates. Currency rate fluctuations decreased interest expense for the current period by $86,000. Interest income was $84,000 and $64,000 for the three month periods ended March 31, 1994 and March 31, 1993, respectively. Other (income) and expense includes foreign currency transaction gains (losses) of $35,000 and $(244,000) for the three month periods ended March 31, 1994 and 1993, respectively. Currency rate fluctuations increased other expense for the period by $128,000.

     The Company's effective tax rate on income before taxes and cumulative effect of change in accounting was 53% for the three month period ended March 31, 1994, as compared to 84.3% for the three month period ended March 31, 1993. The difference in effective rates results primarily from increased domestic source income. Currency rate fluctuations increased the provision for income taxes by $59,000 for the current period.

     Income before cumulative effect of change in accounting for the three month period ended March 31, 1994 increased $543,000 to $728,000 from $185,000 for the three month period ended March 31, 1993, or to $0.04 from $0.01 per share, respectively. Currency rate fluctuations increased net income from continuing operations by $54,000 for the current period. Weighted average equivalent shares outstanding during the three month periods ended March 31, 1994 and March 31, 1993 were 18,053,212 and 17,956,754, respectively.

           Liquidity and Capital Resources at March 31, 1994
                     Liquidity and Working Capital

          The Company's working capital increased from $32,447,000 at March 31, 1993, to $43,879,000 at March 31, 1994, an increase of
$11,432,000 or approximately 35.2%. Currency effects increased working capital by $1,064,000 for the period. Decreases in trade receivables and inventories were partially offset by increases in cash, short-term securities and other current receivables. The net decrease in current assets was more than offset by decreases in all components of current liabilities except taxes payable. Loans payable and the current portion of long-term debt decreased due to debt repayments and the replacement of current debt with long-term debt due to the recently completed financing. Working capital increased by $9,465,000 or approximately 27.5% to $43,879,000 as compared to $34,414,000 at June 30, 1993. Currency effects increased working capital by $474,000 for the period. Increases in both other current receivables and inventories almost offset the decrease in trade receivables. The net decrease in current assets was more than offset by the decrease in current liabilities for the period. Decreases in trade and other payables, coupled with decreases in loans payable and the current-portion of long-term debt as a result of the refinancing were primarily responsible for the decrease in current liabilities and more than offset the decreases in cash and short-term securities.

          The net cash used by investing activities increased by $2,029,000 from $1,318,000 at March 31, 1993 to $3,347,000 at March
31, 1994 due to the capitalization of costs associated with the Company's debt refinancing as well as an increase in the recorded amount of prepaid income taxes. The net cash used by financing activities increased during the period ended March 31, 1994 as compared to the period ended March 31, 1993 primarily due to the differential between sales and purchases of treasury stock.

          On October 29, 1993, the Company completed the refinancing of it's long-term debt with the issuance of $25,000,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Senior Notes require the payment of interest only for the first three years with equal annual principal repayments of $6,250,000 in each of years four through seven. The proceeds of the Senior Notes along with approximately $5,000,000 in available cash were used to retire all of the Company's indebtedness under a Credit Agreement with a syndicate of banks dated September 27, 1990.

          In November, 1993, the Company entered into a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, the Company was required to pledge certain of the shares of it's domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

          Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At March 31, 1994, this ratio was 1.78 to 1.

          The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $30,000,000, including amounts available under the Revolver. As of March 31, 1994, the Company had outstanding $11,239,000 under these lines of credit, of which $5,364,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at March 31, 1994 are $218,000 higher then they would have been if June 30, 1993 exchange rates had been used.

          The Company believes its cash flow from operations and available bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.

                          Impact of Inflation
          The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

                    BALDWIN TECHNOLOGY COMPANY, INC

                                PART II

                           OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1994.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    BALDWIN TECHNOLOGY COMPANY, INC.



                    BY     s/William J. Lauricella
                               Treasurer and
                           Chief Financial Officer







Dated:    May 12, 1994