Form 10-K
period 1994-06-30
BALDWIN TECHNOLOGY CO INC
filed 1994-09-26
CIK 805792

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
    For the fiscal year ended June 30, 1994    Commission file number 1-9334

                        Baldwin Technology Company, Inc.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       13-3258160
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
incorporation or organization)

65 ROWAYTON AVENUE, ROWAYTON, CONNECTICUT                  06853
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 203-838-7470

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                               Name of Each Exchange
                                                         on Which Registered
     CLASS A COMMON STOCK                              AMERICAN STOCK EXCHANGE
       PAR VALUE $.01

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1994 was $77,999,779.

Number of shares of Common Stock outstanding at August 31, 1994:


            Class A Common Stock                      15,936,230
            Class B Common Stock                       1,865,000
                                                      ----------
              Total                                   17,801,230

                      DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 are incorporated by reference from the Baldwin Technology Company, Inc. Proxy Statement for the 1994 Annual Meeting of Stockholders to be held on November 17, 1994 into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
Item 1.   Business                                                                                         1
Item 2.   Properties                                                                                       6
Item 3.   Legal Proceedings                                                                                6
Item 4.   Submission of Matters to a Vote of Security Holders                                              6
Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters                                                                            7
Item 6.   Selected Financial Data                                                                          8
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                            9
Item 8.   Financial Statements and Supplementary Data                                                     16
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                                      38
Item 10.  Directors, Executive Officers and Key Employees of the
            Registrant                                                                                    38
Item 11.  Executive Compensation                                                                          38
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                                                    38
Item 13.  Certain Relationships and Related Transactions                                                  38
Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                                                      39

                                     PART I

ITEM  1.  BUSINESS

          Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is a leading international manufacturer of material handling, accessory, control and pre-press equipment for the printing industry. The Company offers its customers a broad range of products designed to enhance the productivity and increase the cost-efficiency of printing presses while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fountain solution and ink control systems, press and web control systems, web and material handling systems, newspaper inserter equipment and automated imposition and plate exposure equipment.

          The Company sells its products both to printers to upgrade the quality and capability of existing presses and to printing press manufacturers which incorporate the Company's products with their own equipment for sale to printers. The Company has product development and manufacturing facilities, as well as sales and service operations, in its three major sectors: the Americas, Europe and Asia Pacific.

INDUSTRY OVERVIEW

          Baldwin operates in a highly fragmented market. The Company defines its business as that of providing material handling, accessory, control and pre-press equipment for the printing industry. The Company believes that it produces the most complete line of material handling, accessory, control and pre-press equipment for the printing industry.

          The Company's products are used by printers engaged in all printing processes including lithography, gravure, letterpress and flexography. The Company's products are designed to improve the printing processes in terms of both quality of the finished product as well as the efficiency. The largest share of its business is in offset printing. Offset printing is the largest segment of the domestic printing market and is used primarily for printing magazines, business forms, catalogs, greeting cards, packaging and newspapers.

          Although offset printing represents a significant segment of the U.S. commercial printing industry, it is not currently the most significant segment of the international printing market. The Company believes that the future growth of this international market will be attributable in large part to the increased use of offset printing. The Company has established operations in each of its three major sectors to take advantage of growth opportunities in these markets. Baldwin's worldwide operations enable it to closely monitor new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing requirements of specific local markets throughout the world.

PRINCIPAL PRODUCTS

          The Company manufactures and sells more than 150 different products to printers and printing press manufacturers. The Company's product development is focused on the needs of the printer. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. Initially, after the introduction of a new product, the Company's marketing efforts usually focus on printers. With the exception of the Company's Kansa and Misomex product lines, as a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the industry increases and printers begin to specify certain of the Company's products as part of their accessory equipment package when ordering new presses. The Company's Kansa and Misomex product lines are primarily marketed to printers. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's product lines have expanded about equally through both internal product development and acquisitions of product lines and companies.

          The Company's products range in price from under $100 to approximately $325,000. Baldwin's principal products are:

          CLEANING SYSTEMS. The Company's first Cleaning Systems product was the Press Washer which cleaned the ink train of an offset press. Additional Cleaning Systems products include the Automatic Blanket Cleaner, Newspaper Blanket Cleaner and Chill Roll Cleaner and more recently the Guide Roll Cleaner, which all reduce paper waste, volatile organic compound ("VOC") solvent usage and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 1994, 1993 and 1992, net sales of Cleaning Systems represented approximately 32.6%, 37.8% and 37.6% of the Company's net sales, respectively.

          FOUNTAIN SOLUTION CONTROL SYSTEMS. Fountain Solution Control Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of water used in the offset printing process. Among the most important of these products are the Company's Refrigerated Circulators, which circulate and control the fountain solution within the printing press.
In the fiscal years ended June 30, 1994, 1993 and 1992, net sales of Fountain Solution Control Systems represented approximately 12.6%, 11.7% and 14.8% of the Company's net sales, respectively.

          INK CONTROL SYSTEMS. The Company's Ink Control Systems control and regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce wasted ink, paper and VOC solvent usage and allow for the use of recycled ink containers.

          IN-LINE FINISHING SYSTEMS. The Company's In-line Finishing products allow printers to perform automatically, at press speeds, functions which previously required special handling in the bindery. These functions include numbering, perforating, gluing and cutting.

          MATERIAL HANDLING/STACKING SYSTEMS.  Baldwin's Material
Handling/Stacking Systems automate the handling of the printed product. Counting, stacking, book-packing and compressing printed materials help to increase press utilization and productivity, reduce and control waste and decrease pressroom labor requirements.

          WEB CONTROL AND PRESS PROTECTION SYSTEMS. The Company's Web Control Systems improve print quality by precisely controlling the flow of paper through a web offset press while also reducing waste and increasing press productivity. The Company's Press Protection Systems, designed in response to the increasing number of web leads used in printing today's colorful newspapers, provide an auto-arming electronic package offering high quality press protection in the event of a web break.

          WEB HANDLING SYSTEMS. The Company's Web Handling Systems, produced by its Enkel and Amal subsidiaries, unwind, rewind and splice paper and other materials supplied to presses in webs and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows a more efficient flow of printed work. In the fiscal years ended June 30, 1994, 1993 and 1992, net sales of Web Handling Systems represented approximately 12.9%, 11.6% and 8.9% of the Company's net sales, respectively.

          NEWSPAPER INSERTER EQUIPMENT AND MAILING MACHINE SYSTEMS. The Company's Newspaper Inserter Equipment collates and inserts sections and advertising material into newspapers. Its Mailing Machine Systems fold, label and prepare newspapers for mailing.


          AUTOMATED IMPOSITION, PLATE EXPOSURE AND PLOTTING AND CUTTING SYSTEMS. The Company's Automated Imposition and Plate Exposure Systems are used by printers to automate a labor intensive operation that results in the high quality and accuracy of images on plates used in the offset printing process. The Company's Plotting and Cutting systems are widely used in the packaging and corrugated carton industries and are designed to plot, cut, crease and mill a wide range of materials. In the fiscal years ended June 30, 1994, 1993 and 1992, net sales of Automated Imposition and Plate Exposure Systems represented approximately 14.0%, 12.8% and 12.8% of the Company's net sales, respectively.

WORLDWIDE OPERATIONS

          The Company believes that it is the only manufacturer of material handling, accessory, control and pre-press equipment for the printing industry which has complete product development, manufacturing and marketing facilities in three major sectors: the Americas, Europe and Asia Pacific.

         The following table sets forth the percentages of the Company's net sales attributable to its three sectors in the fiscal years ended June 30, 1994, 1993 and 1992:

                                                        YEAR ENDED JUNE 30,
                                                     ------------------------
                                                     1994       1993     1992
                                                     ----       ----     ----
Americas                                             42.5%      36.9%     31.9%
Europe                                               29.5       35.1      37.9
Asia Pacific                                         28.0       28.0      30.2
                                                     ----      -----     -----
         Total                                      100.0%     100.0%    100.0%
                                                    ======     ======    ======

         In its Americas sector, the Company operates in North, Central and South America through its four U.S. subsidiaries. In its European sector, the Company operates through its German subsidiary, which was established in 1972, and through its other operating subsidiaries in Sweden, the Netherlands and England. In its Asia Pacific sector, the Company operates through its subsidiaries in Japan (established in 1968), Hong Kong, China and Australia. All of the Company's subsidiaries are wholly owned.

         For additional information relating to the Company's operations in its three principal sectors, see Note 6 of Notes to Consolidated Financial Statements of the Company.

ACQUISITION STRATEGY

         An important element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy involves (i) acquiring new material handling, accessory, control and pre-press products for the printing industry which can be sold through the Company's own, or the acquired entity's, distribution network and which can benefit from the Company's manufacturing expertise and financial support; (ii) entering new end-user market segments or extending existing markets; and (iii) acquiring companies which contribute new products to the Company or which help the Company manufacture and sell its products outside the United States. After it makes an acquisition, the Company typically supports the existing management of the acquired entity and participates actively with that management in implementing operational strategies with a view to enhancing the entity's sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

         MARKETING. The Company markets its products in almost all developed countries throughout the world. Although Baldwin markets a similar line of products in each of these countries, its product mix and distribution channels vary from country to country. The Company has 100 direct sales representatives in its three principal markets and approximately 185 dealers worldwide. The Company markets its products to printing press manufacturers and to printers. Baldwin estimates that for the fiscal year ended June 30, 1994 approximately 41% of its net sales were to printing press manufacturers and approximately 59% of its net sales were directly to printers.

         In its Americas sector, the Company markets its products primarily through direct sales representatives. In its European sector, the Company utilizes both direct sales representatives and an extensive dealer network. In its Asia Pacific sector, the Company markets its products through direct sales representatives in Japan, Hong Kong, China and Australia and through dealers throughout the rest of Asia.

         SUPPORT.   The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 113 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

         BACKLOG. The Company's backlog was $58,455,000 as of June 30, 1994, $56,088,000 as of June 30, 1993 and $53,191,000 as of June 30, 1992. Backlog
represents product orders which Baldwin has received from its customers under valid contracts or purchase orders.

         CUSTOMERS. The Company has a diverse customer base. In the fiscal year ended June 30, 1994 no customer accounted for 10% of the Company's net sales. In the fiscal year ended June 30, 1993, one customer accounted for 11.3% of the Company's net sales. The ten largest customers of Baldwin accounted for less than 41% of the Company's net sales for the fiscal year ended June 30, 1994. Sales of Baldwin's products are not seasonal. However, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The Company believes its research and development effort has been an important factor in establishing and maintaining its leadership position in the field of material handling, accessory, control and pre-press equipment for the printing industry. Baldwin has devoted substantial efforts to adapt its products to almost all models and sizes of printing presses in use worldwide.

         The Company has product development facilities at each of its manufacturing locations. This decentralized approach to research and development permits the Company to react quickly to meet the needs of its customers.

         Baldwin employs approximately 149 persons whose primary function is new product development or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 1994, 1993 and 1992 were $15,409,000, $16,711,000 and
$16,970,000, respectively, representing approximately 8% of the Company's net sales in each year.

PATENTS

         The Company owns and licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. These products represented a substantial portion of the Company's net sales in the fiscal year ended June 30, 1994. The Company's patents expire at different times through June, 2009; however, the expiration of patents in the near future is not expected to have a material adverse effect on the Company's sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

         The Company conducts its manufacturing operations through a number of operating subsidiaries in each of its three sectors. In North America, the Company's Baldwin Americas Corporation has subsidiaries with manufacturing facilities located on the East Coast, in the Midwest and on the West Coast.

         In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany, Sweden and the United Kingdom. These facilities manufacture and assemble complete lines of products that are in demand by printers worldwide and by printing press manufacturers in Europe for shipment throughout the world. The Company also has sales/service facilities in Germany, Sweden and the United Kingdom. Baldwin's Japanese and Chinese subsidiaries manufacture and assemble the Company's products and, with sales support from the Company's Hong Kong and Australian subsidiaries, market them throughout Asia.

         In general, raw materials required by the Company can be obtained from various sources in the quantities desired. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier.

         The nature of most operations of the Company is such that there is little, if any, negative effect upon the environment, and the Company has not experienced any serious problems in complying with environmental protection laws and regulations.

COMPETITION

         The printing press accessory industry is highly fragmented. Although the Company believes it produces the most complete line of material handling, accessory, control and pre-press equipment for the printing industry, numerous companies manufacture and sell products that compete with one or more of the Company's products. The Company competes from time to time with printing press manufacturers who, as a part of their businesses, produce material handling, accessory and control equipment for the printing industry and who generally have larger staffs and greater financial resources than the Company.

         The Company competes by offering customers a broad product line, coupled with a well-known reputation for the reliability of its products and its commitment to service and after-sale support. Some of the Company's products with patent protection have little or no direct competition. The Company's ability to compete effectively in the future will depend upon the continued reliability of its products, after-sale service, ability to keep its market position as its patents expire and ability to develop new products which meet the demands of the printing industry.

EMPLOYEES

         The Company employs 1,055 persons, 505 of whom are production employees and approximately 142 of whom are management and administrative employees. Approximately 34% of the Company's 126 employees in its Baldwin Graphic Products Division in the United States are represented by the International Association of Machinists and Aerospace Workers under a contract which expires on November 9, 1996. Approximately 29 and 27 of the Company's 120 employees at its Misomex AB subsidiary are represented by the Swedish Industrial Salaried Employees'

Association and the Swedish Metal Workers' Union, respectively, under contracts for indefinite terms. At Amal AB in Sweden, 3 employees are represented by Ledarna (SALF), 28 employees are represented by Lundsorganisationen, Metall and 20 employees are represented by Tjanstemannene Central Organisation, Svenska Industritjanstemanna Forbundet under contracts with indefinite terms. At Baldwin Gegenheimer GmbH, a German subsidiary of the Company, approximately 44 of the Company's 224 employees are represented by the IG Metall (Metalworker's Union) under a contract with indefinite terms. The Company considers relations with its employees and with its unions to be good.

ITEM  2.  PROPERTIES

         The Company's facilities are divided among its three sectors and total approximately 632,000 square feet.

         In North America, manufacturing and office space leased by the Company and its subsidiaries total approximately 280,000 square feet of which space approximately 8,400 square feet is sublet. An additional 52,800 square feet of office and manufacturing space is owned by Kansa Corporation, subject to an Industrial Revenue Bond.

         In Europe, the Company has leased facilities totalling approximately 204,000 square feet comprised of office and manufacturing facilities in Germany (approximately 113,000 square feet), Sweden (approximately 64,000 square feet), the United Kingdom (approximately 23,000 square feet) and the Netherlands (approximately 4,000 square feet). In addition, the Company owns manufacturing facilities in Sweden totalling approximately 61,000 square feet.

         In Asia, the Company leases office and manufacturing facilities of approximately 30,700 square feet in Japan and office facilities aggregating approximately 2,800 square feet in Hong Kong, Beijing, Melbourne and Sydney.

         The Company believes that its facilities are adequate to carry on its business as currently conducted.

ITEM  3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending to which the Company is a party or to which any of its property is subject, other than routine litigation incidental to the Company's business or which is covered by insurance and which would not have a material adverse effect on the Company.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders since November 18, 1993.

                                    PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         (a)  PRICE RANGE OF CLASS A COMMON STOCK

         The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "BLD". The following chart sets forth, for the calendar periods indicated, the range of closing prices for the Class A Common Stock on the AMEX, as reported by the AMEX.

1992                                                             HIGH     LOW
- - - - - ----                                                            ------   -----
First Quarter                                                   6.50      4.625
Second Quarter                                                  4.875     3.75
Third Quarter                                                   4.25      3.625
Fourth Quarter                                                  4.875     3.5625

1993
- - - - - ----
First Quarter                                                   5.75      4.125
Second Quarter                                                  5.00      3.50
Third Quarter                                                   4.625     3.375
Fourth Quarter                                                  5.375     4.50

1994
- - - - - ----
First Quarter                                                   5.75      4.875
Second Quarter                                                  5.625     4.25
Third Quarter (through September 13)                            5.50      4.25

         (b)  CLASS B COMMON STOCK

         The Company's Class B Common Stock has no established public trading market.

         (c)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         As of August 31, 1994, the approximate number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 603 and 26, respectively. The Company believes, however, that there are in excess of 4,400 beneficial owners of its Class A Common Stock.

         (d)  DIVIDENDS

         Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company's Board of Directors. No dividend in cash or property can be declared or paid on shares of Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 11--Notes to Consolidated Financial Statements). The Company declared dividends on the Class A Common Stock and the Class B Common Stock for the fiscal year ended June 30, 1992 in the amounts of $.012 and $.01 per share. See Note 9--Notes to Consolidated Financial Statements and "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for restrictions on dividends.

ITEM  6.  SELECTED FINANCIAL DATA

         The Company's income statement and balance sheet data as they relate to the years ended June 30, 1994, 1993, 1992, 1991 and 1990, have been derived from the Company's audited financial statements (including the Consolidated Balance Sheet of the Company at June 30, 1994 and 1993 and the related Consolidated Statement of Income of the Company for the years ended June 30, 1994, 1993 and 1992 appearing elsewhere herein). The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                    YEAR ENDED JUNE 30,
                                 ------------------------------------------------------
                                  1994        1993       1992        1991         1990
                                 ------      ------     ------      ------       ------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales                        $198,055     $215,759   $221,474    $218,767   $180,168
Cost of goods sold (1)            130,051      142,564    147,071     137,150    113,684
                                 --------     --------   --------    --------   --------
Gross profit                       68,004       73,195     74,403      81,617     66,484
Selling, general and
  administrative expenses(2)       42,068       42,532     41,575      42,901     28,860
Research, development
  and engineering
  expenses                         15,409       16,711     16,970      16,007     13,666
Restructuring charge                               880      1,706
                                 --------     --------   --------    --------   --------
Operating income                   10,527       13,072     14,152      22,709     23,958
Interest expense                    3,694        5,850      7,167       7,737      2,077
Interest income                       381          285        483         699        949
Other (income) expense,
  net                                (887)        (462)      (809)     (3,095)      (915)
                                 --------     --------   --------    --------   --------
Income from continuing
  operations before taxes           8,101        7,969      8,277      18,766     23,745
                                 --------     --------   --------    --------   --------
Provision for income taxes          3,969        4,303      7,507      10,205     11,753
Income from continuing
  operations                        4,132        3,666        770       8,561     11,992
(Loss) income from
  discontinued operations                                  (1,842)     (1,683)       154
Loss on disposal of
  discontinued operations                                  (5,894)
Extraordinary loss on
  extinguishment of debt                        (1,105)
Cumulative effect of
  change in accounting
  for income taxes                               1,229
                                 --------     --------   --------    --------   --------
Net income (loss)                $  4,132     $  3,790   $ (6,966)   $  6,878   $ 12,146
                                 ========     ========   ========    ========   ========

                                                   YEAR ENDED JUNE 30,
                                   ---------------------------------------------------
                                    1994       1993       1992       1991        1990
                                   ------     ------     ------     ------      ------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Income (loss) per share
  from:
  Continuing operations          $   0.23     $   0.21   $   0.05    $   0.50   $   0.69
  Discontinued operations                                   (0.11)      (0.10)      0.01
Disposal of discontinued
  operations                                                (0.35)
Extinguishment of debt                           (0.06)
Cumulative effect of
  change in accounting
  for income taxes                                0.07
                                 --------     --------   --------    --------   --------
Net income (loss) per
  share                          $   0.23     $   0.22   $  (0.41)   $   0.40   $   0.70
                                 ========     ========   ========    ========   ========
Cash dividends declared
  per share
Class A Common Stock                                     $  0.012    $   0.09   $   0.10
                                                         ========    ========   ========
Class B Common Stock                                     $   0.01    $  0.057   $  0.095
                                                         ========    ========   ========
Weighted average shares
  outstanding                      18,015       17,593     17,106      17,378     17,423
                                 ========     ========   ========    ========   ========

BALANCE SHEET DATA
  (AS OF THE END OF
  EACH PERIOD):
Working capital                  $ 45,098     $ 34,414   $ 34,313    $ 35,245   $ 36,435
Total assets                      187,216      188,479    206,936     212,683    142,967
Short-term debt                     6,033       16,257     13,828      24,476      9,363
Long-term debt                     32,230       25,998     36,668      36,019      1,686
Shareholders' equity               88,080       82,864     85,135      83,114     79,277

         (1) Includes all technical service expense, a portion of which was previously classified as an item of Operating Expenses in prior financial statement presentations. (See Note 4--Notes to Consolidated Financial Statements).
         (2) Includes amortization expense for intangible assets which was previously classified as an item of Other Income and Expense in prior financial statement presentations. (See Note 4--Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. The Company does not consider its business to be seasonal; however, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year. The following schedule shows the Company's net sales for six month periods over the last five fiscal years to reflect the comparison.

                                                  FIRST SIX       SECOND SIX
FISCAL YEAR                                         MONTHS          MONTHS
- - - - - -----------                                       ----------      ----------
1994                                              $ 91,858,000    $106,197,000
1993                                               104,376,000     111,383,000
1992                                               108,310,000     113,164,000
1991                                               106,601,000     112,166,000
1990                                                82,429,000      97,739,000

RESULTS OF OPERATIONS

         The following tables set forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company including the Notes to such Statements, presented elsewhere in this report.

                                                                                     YEAR ENDED JUNE 30,
                                                                              ------------------------------
                                                                              1994        1993          1992
                                                                              ----        ----          ----
Net sales                                                                    100.0%       100.0%       100.0%
Cost of goods sold                                                            65.7         66.1         66.4
Gross profit                                                                  34.3         33.9         33.6
Selling, general and administrative expenses                                  21.2         19.7         18.8
Research, development and engineering expenses                                 7.8          7.7          7.7
Restructuring Charge                                                                         .4           .8
Operating income                                                               5.3          6.1          6.3
Interest expense                                                               1.9          2.7          3.2
Interest income                                                                 .2           .1           .2
Other (income) expense, net                                                    (.5)         (.2)         (.4)
Income from continuing operations before taxes                                 4.1          3.7          3.7
Provision for income taxes                                                     2.0          2.0          3.4
Income from continuing operations                                              2.1          1.7           .3
Loss from discontinued operations                                                                        (.8)
Loss on disposal of discontinued operations                                                             (2.6)
Extraordinary (loss) on extinguishment of debt                                              (.5)
Cumulative effect of change in accounting for
  income taxes                                                                               .6
Net income (loss)                                                              2.1%         1.8%       (3.1)%



COMPANY'S FISCAL YEAR ENDED JUNE 30, 1994 VERSUS FISCAL YEAR ENDED JUNE 30,
1993

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

         NET SALES. Net sales for the fiscal year ended June 30, 1994 decreased by $17,704,000, or 8.2%, to $198,055,000 from $215,759,000 for the fiscal year ended June 30, 1993. The decrease in sales for 1994 was due primarily to product volume. Currency rate fluctuations attributable to the Company's overseas operations accounted for a decrease of $3,195,000 in net sales for the current year.

         In terms of local currency, sales changes were mixed within the European Sector. Sales increased in Sweden by 24.4%, increased in the United Kingdom by 1.5% and decreased in Germany by 17.7%. In the Company's Asia Pacific Sector, local currency sales decreased 20.4% in Japan but increased in Australia, Hong Kong and China. In the Americas Sector net sales increased by 4% for the year due to a continued strengthening in the U.S. printing equipment market.

         GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1994 was $68,004,000 (34.3% of net sales), as compared to $73,195,000 (33.9% of net sales) for the fiscal year ended June 30, 1993, a decrease of $5,191,000 or 7.1%. The primary reason for the decline in gross profit was decreased volume. Currency rate fluctuations decreased gross profit by $930,000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $42,068,000 (21.2% of net sales) for the fiscal year ended June 30, 1994, as compared to $42,532,000 (19.7% of net sales) for the prior year a decrease of $464,000. Currency rate fluctuations reduced the current year's expenses by $711,000. Although the Company continued to implement cost reduction and control programs during fiscal 1994, the benefits derived from these actions were largely offset by an increase in bad debt expense. During fiscal 1994 the Company increased its reserve for bad debts by approximately $1,300,000 relating to a Japanese customer which filed for reorganization. Selling expenses increased in fiscal 1994 also, due to increased trade show expenses, new product introduction costs and a planned increase in marketing and selling personnel.

         INTEREST EXPENSE. Interest expense for the fiscal year ended June 30, 1994 was $3,694,000, as compared to $5,850,000 for the fiscal year ended June 30, 1993. Interest expense decreased primarily as a result of the Company refinancing its debts at lower interest rates and a reduction in the amount of outstanding indebtedness. Foreign currency exchange effects reduced interest expense by $635,000. Interest income was $381,000 and $285,000 for the fiscal years ended June 30, 1994 and June 30, 1993, respectively. Other income was $887,000 and $462,000 for the fiscal years ended June 30, 1994 and June 30, 1993, respectively, with the increase primarily due to increased royalty income.

         INCOME TAXES. The Company's effective tax rate was 49% for the fiscal year ended June 30, 1994 as compared to 54% for the fiscal year ended June 30, 1993. The effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic income. The decrease from the prior year's effective rate is primarily caused by income generated by domestic operations which is taxed at rates which are generally lower than foreign rates and the recognition of previously unrecognized deferred tax benefits (see Note 10--Notes to Consolidated Financial Statements).

         NET INCOME. Net income for the fiscal year ended June 30, 1994 increased to $4,132,000 from $3,790,000 for the fiscal year ended June 30, 1993. Net income for the year ended June 30, 1993 includes an extraordinary charge on extinguishment of debt of $1,105,000 or $0.06 per share and a benefit for the cumulative effect of a change in accounting for income taxes of $1,229,000 or $0.07 per share (see Notes 9 and 10--Notes to Consolidated Financial Statements). Net income per share was $0.23 and $0.22 for the fiscal years ended June 30, 1994 and 1993, respectively. Weighted average equivalent shares outstanding during the fiscal years ended June 30, 1994 and June 30, 1993 were 18,015,295 and 17,592,845, respectively.


COMPANY'S FISCAL YEAR ENDED JUNE 30, 1993 VERSUS FISCAL YEAR ENDED JUNE 30,
1992

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

         NET SALES. Net sales for the fiscal year ended June 30, 1993 decreased by $5,715,000, or 2.6%, to $215,759,000 from $221,474,000 for the fiscal year ended June 30, 1992. Currency rate fluctuations attributable to the Company's overseas operations accounted for an increase of $6,184,000 in net sales for the current year, substantially all of which was in the Asia Pacific Sector. The overall decrease in sales for 1993 was due primarily to product volume.

         In terms of local currency, the Company's European Sector net sales decreased 9.6% as a result of a slowdown in that sector's German printing equipment market. The sector's Swedish, Dutch and British markets either increased or equalled prior year sales. In the Company's Asia Pacific Sector, local currency sales decreased 15.9% due to the economic slowdown in the Japanese market. Domestic net sales increased by 13.5% for the year due to a strengthening in the U.S. printing equipment market experienced throughout the Company's Americas Sector.

         GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1993 was $73,195,000 (33.9% of net sales), as compared to $74,403,000 (33.6% of net sales) for the fiscal year ended June 30, 1992, a decrease of $1,208,000 or 1.6%. Currency rate fluctuations favorably impacted margins by $1,887,000, but the effect was offset by lower sales levels.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $42,532,000 (19.7% of net sales) for the fiscal year ended June 30, 1993, as compared to $41,575,000 (18.8% of net sales) for the prior year. Currency rate fluctuations added $463,000 to the current year's expenses. The remaining increase was due to increased bad debt allowances which offset the benefits of cost reduction and control programs. Total operating expenses for the year ended June 30, 1993 include a restructuring charge (see Note 5--Notes to Consolidated Financial Statements) of $880,000 relating to workforce rationalization and were impacted unfavorably by $997,000 due to currency rate fluctuations.

         INTEREST EXPENSE. Interest expense for the fiscal year ended June 30, 1993 was $5,850,000, as compared to $7,167,000 for the fiscal year ended June 30, 1992. Decreased interest expense, which is primarily related to acquisition financing, is mainly due to reductions in outstanding indebtedness and declining interest rates. Foreign currency exchange effects were minimal. Interest income was $285,000 and $483,000 for the fiscal years ended June 30, 1993 and June 30, 1992, respectively.

         INCOME TAXES. The Company's effective tax rate was 54% for the fiscal year ended June 30, 1993 as compared to 90.7% for the fiscal year ended June 30, 1992. The effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic income. The decrease from the prior year's effective rate is primarily caused by income generated by domestic operations which is taxed at rates which are generally lower than foreign rates and the benefit of previously unrecognized deferred taxes (see Note 10--Notes to Consolidated Financial Statements).

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the fiscal year ended June 30, 1993 increased to $3,666,000 from $770,000 for the fiscal year ended June 30, 1992. Income per share from continuing operations was $0.21 and $0.05 for the fiscal years ended June 30, 1993 and 1992, respectively. Weighted average equivalent shares outstanding during the fiscal years ended June 30, 1993 and June 30, 1992 were 17,592,845 and 17,105,750, respectively.

         NET LOSS OR INCOME. Net income for the year ended June 30, 1993 of $3,790,000 or $0.22 per share includes the extraordinary charge on extinguishment of debt of $1,105,000 or $0.06 per share and a benefit for the cumulative effect of a change in accounting for income taxes of $1,229,000 or $0.07 per share (see Notes 9 and 10--Notes to Consolidated Financial Statements) and increased by $328,000 due to currency rate fluctuations. For the year ended June 30, 1992, the net loss of $6,966,000 or $0.41 per share included the net loss from discontinued operations (see Note 3--Notes to Consolidated Financial Statements) of $1,842,000 or $0.11 per share as well as the loss on disposal of the discontinued operations of $5,894,000 or $0.35 per share.

IMPACT OF INFLATION

         The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

LIQUIDITY AND CAPITAL RESOURCES

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

         In November, 1993, the Company entered into a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina as Agent. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, the Company was required to pledge certain of the shares of it's domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

         Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1994, this ratio was
1.77 to 1.

         The net cash used by investing activities increased by $2,093,000 from $2,370,000 at June 30, 1993 to $4,463,000 at June 30, 1994 primarily due to the capitalization of $1,203,000 of costs associated with the Company's debt refinancing as well as a $1,383,000 increase in the recorded amount of prepaid income taxes. The net cash used by financing activities increased during the period ended June 30, 1994 as compared to the period ended June 30, 1993 primarily due to the differential between sales and purchases of treasury stock.

         The Company's working capital increased by $10,684,000 or 31% from $34,414,000 at June 30, 1993 to $45,098,000 at June 30, 1994. The net increase was largely attributable to decreases in loans payable and the current-portion of long-term debt which resulted from the Company's debt refinancing.
Currency effects increased working capital by $1,242,000 for the period. Decreases in net trade receivables and inventories were partially offset by increases in other current assets which increased primarily due to officer loans of $2,145,000 and royalties receivable of $527,000 for the period. The net decrease in current assets was more than offset by the decrease in current liabilities for the period. Decreases in trade payables more than offset the decreases in cash and short-term securities.

         The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $32,600,000, including amounts available under the Revolver. As of June 30, 1994, the Company had outstanding $9,253,000 under these lines of credit, of which $3,362,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at June 30, 1994 are $299,000 higher then they would have been if June 30, 1993 exchange rates had been used.

         Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 1994 and June 30, 1993, including commitments for capital lease payments, were $1,819,000 and $2,042,000, respectively.

         The Company believes its cash flow from operations and available bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                                                         16
Consolidated Balance Sheet at June 30, 1994 and June 30, 1993                                             17
Consolidated Statement of Income for the years ended June 30, 1994,
  June 30, 1993 and June 30, 1992                                                                         19
Consolidated Statement of Changes in Shareholders' Equity for the
  years ended June 30, 1994, June 30, 1993 and June 30, 1992                                              20
Consolidated Statement of Cash Flows for the years ended June 30,
  1994, June 30, 1993 and June 30, 1992                                                                   21
Notes to Consolidated Financial Statements                                                                23

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 10 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes by adopting FASB Statement No. 109, "Accounting for Income Taxes", effective July 1, 1992.





PRICE WATERHOUSE LLP

Stamford, Connecticut
August 19, 1994

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                    ASSETS

                                                                                     JUNE 30,       JUNE 30,
                                                                                       1994           1993
                                                                                     --------       --------
CURRENT ASSETS:
  Cash                                                                               $  9,768       $ 12,859
  Short-term securities                                                                 8,766          6,817
  Accounts receivable trade, net of allowance for
    doubtful accounts of $3,209 ($1,831 at
    June 30, 1993)                                                                     31,253         34,455
  Notes receivable, trade                                                              12,411         12,799
  Inventories                                                                          32,939         33,907
  Prepaid expenses and other                                                            8,263          4,383
                                                                                     --------       --------
         Total current assets                                                         103,400        105,220
                                                                                     --------       --------
MARKETABLE SECURITIES, at cost:
  (Market $1,190 at June 30, 1994 and $932 at June 30,
    1993)                                                                                 918            849
                                                                                     --------       --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings                                                                    2,284          2,119
  Machinery and equipment                                                               8,516          8,334
  Furniture and fixtures                                                                5,075          4,818
  Leasehold improvements                                                                1,615          1,574
  Capital leases                                                                        7,295          7,001
                                                                                     --------       --------
                                                                                       24,785         23,846
  Less: Accumulated depreciation and amortization                                      17,172         14,782
                                                                                     --------       --------
  Net property, plant and equipment                                                     7,613          9,064
                                                                                     --------       --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
  less accumulated amortization of $2,584 ($1,975 at
  June 30, 1993)                                                                        6,123          5,924
GOODWILL, less accumulated amortization of $7,579
  ($5,786 at June 30, 1993)                                                            60,584         61,831
OTHER ASSETS                                                                            8,578          5,591
                                                                                     --------       --------
TOTAL ASSETS                                                                         $187,216       $188,479
                                                                                     ========       ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     JUNE 30,        JUNE 30,
                                                                                       1994            1993
                                                                                     --------        --------
CURRENT LIABILITIES:
  Loans payable                                                                      $  5,891       $  9,069
  Current portion of long-term debt                                                       142          7,188
  Accounts payable, trade                                                              11,472         12,655
  Notes payable, trade                                                                 11,079         13,489
  Accrued salaries, commissions, bonus and profit-sharing                               7,861          7,538
  Customer deposits                                                                     4,139          3,447
  Accrued and withheld taxes                                                            1,742          1,859
  Income taxes payable                                                                  4,374          2,676
  Other accounts payable and accrued liabilities                                       11,602         12,885
                                                                                     --------       --------
         Total current liabilities                                                     58,302         70,806
                                                                                     --------       --------
LONG-TERM LIABILITIES:
  Long-term debt                                                                       32,230         25,998
  Other long-term liabilities                                                           8,604          8,811
                                                                                     --------       --------
         Total long-term liabilities                                                   40,834         34,809
                                                                                     --------       --------
         Total liabilities                                                             99,136        105,615
                                                                                     --------       --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
    authorized, 16,010,706 shares issued at June 30,
    1994 (16,000,707 at June 30, 1993)                                                    160            160
  Class B Common Stock, $.01 par, 4,500,000 shares
    authorized, 2,000,000 shares issued                                                    20             20
  Capital contributed in excess of par value                                           54,837         54,795
  Retained earnings                                                                    35,980         31,848
  Cumulative translation adjustment                                                    (1,900)        (3,792)
  Less: Treasury stock, at cost:
    Class A--21,756 shares (21,056 at June 30, 1993)
    Class B--135,000 shares (6,000 at June 30, 1993)                                   (1,017)          (167)
                                                                                     --------       --------
         Total shareholders' equity                                                    88,080         82,864
                                                                                     --------       --------
COMMITMENTS
                                                                                     --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $187,216       $188,479
                                                                                     ========       ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOR THE YEAR ENDED JUNE 30,
                                                                        -----------------------------------
                                                                         1994          1993           1992
                                                                        ------        ------         ------
Net sales                                                              $198,055      $215,759       $221,474
Cost of goods sold *                                                    130,051       142,564        147,071
                                                                       --------      --------       --------
Gross profit                                                             68,004        73,195         74,403
                                                                       --------      --------       --------
Operating expenses:
  General and administrative **                                          23,595        24,823         23,165
  Selling                                                                18,473        17,709         18,410
  Engineering                                                             9,949        10,234         10,131
  Research and development                                                5,460         6,477          6,839
  Restructuring charge (Note 5)                                                           880          1,706
                                                                       --------      --------       --------
                                                                         57,477        60,123         60,251
                                                                       --------      --------       --------
Operating income                                                         10,527        13,072         14,152
                                                                       --------      --------       --------
Other (income) expense:
  Interest expense                                                        3,694         5,850          7,167
  Interest (income)                                                        (381)         (285)          (483)
  Other expense (income), net                                              (887)         (462)          (809)
                                                                       --------       --------      --------
                                                                          2,426         5,103          5,875
                                                                       --------      --------       --------
Income from continuing operations before taxes                            8,101         7,969          8,277
                                                                       --------      --------       --------
Provision for income taxes:
  Domestic:
    Federal                                                               1,211           104             68
    State                                                                   637           298            257
    Foreign                                                               2,121         3,901          7,182
                                                                       --------      --------       --------
         Total income taxes                                               3,969         4,303          7,507
                                                                       --------      --------       --------
Income from continuing operations                                         4,132         3,666            770
                                                                       --------      --------       --------
Discontinued operations: (Note 3)
  Loss from discontinued operations                                                                   (1,842)
  Loss on disposal of discontinued operations                                                         (5,894)
                                                                                                    --------
         Total loss from discontinued operations                                                      (7,736)
                                                                                                    --------
Extraordinary loss on extinguishment of debt
  (net of $384 tax benefit--Notes 1 and 9)                                             (1,105)
                                                                                     --------
Cumulative effect of change in accounting for
  income taxes (Note 10)                                                                1,229
                                                                       --------      --------       --------
Net income (loss)                                                      $  4,132      $  3,790       $ (6,966)
                                                                       ========      ========       ========

Income (loss) per share from:
  Continuing operations                                                $   0.23      $   0.21       $   0.05
                                                                       --------      --------       --------
  Discontinued operations                                                                              (0.11)
  Disposal of discontinued operations                                                                  (0.35)
                                                                                                    --------
         Total discontinued operations                                                                 (0.46)
                                                                                                    --------
  Extinguishment of Debt                                                                (0.06)
                                                                                     --------
  Cumulative effect of change in accounting
    for income taxes                                                                     0.07
                                                                                     --------
Net income (loss) per share                                            $   0.23      $   0.22       $  (0.41)
                                                                       ========      ========       ========
Weighted average shares outstanding                                      18,015        17,593         17,106
                                                                       ========      ========       ========

         * Includes all technical service expense, a portion of which was previously classified as an item of Operating Expenses in prior financial statement presentations. (See Note 4--Notes to Consolidated Financial Statements).

         ** Includes amortization expense for intangible assets which was previously classified as an item of Other Income and Expense in prior financial statement presentations. (See Note 4--Notes to Consolidated Financial Statements).

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                           CAPITAL
                                                     CLASS A             CLASS B         CONTRIBUTED
                                                  COMMON STOCK         COMMON STOCK       IN EXCESS
                                            ----------------------  --------------------   OF PAR
                                               SHARES      AMOUNT     SHARES     AMOUNT     VALUE
                                            -----------   --------  ----------  --------  ---------
Balance at June 30, 1991                     15,279,797      $153    2,000,000     $20     $51,095
Year ended June 30, 1992:
  Net loss for the year
  Dividends
  Dividends reinvested                              112                                          1
  Stock issued in connection with:
  Japan Minority Interest                       200,000         2                            2,024
  Kansa Corporation Acquisition                 160,000         1                              983
  Stock options exercised                       261,546         3                              605
  Translation adjustment
  Transaction loss on hedge of net
    investment in foreign subsidiaries
                                             ----------      ----    ---------     ---     -------
Balance at June 30, 1992                     15,901,455       159    2,000,000      20      54,708
Year ended June 30, 1993:
  Net income for the year
  Stock options exercised                        99,252         1                              335
  Sale of treasury stock                                                                      (248)
  Translation adjustment
  Transaction loss on hedge of net
    investment in foreign subsidiaries
                                             ----------      ----    ---------     ---     -------
Balance at June 30, 1993                     16,000,707       160    2,000,000      20      54,795
Year ended June 30, 1994:
  Net income for the year
  Stock options exercised                         9,999                                         42
  Purchase of treasury stock
  Translation adjustment
  Transaction gain on hedge of net
    investment in foreign subsidiaries
                                             ----------      ----    ---------     ---     -------
Balance at June 30, 1994                     16,010,706      $160    2,000,000     $20     $54,837
                                             ==========      ====    =========     ===     =======

                                                                            TREASURY
                                                          CUMULATIVE         STOCK
                                               RETAINED  TRANSLATION  --------------------
                                               EARNINGS  ADJUSTMENTS   SHARES     AMOUNT
                                               --------  -----------  --------   --------
Balance at June 30, 1991                       $35,221      $240      (827,056)   $(3,615)
Year ended June 30, 1992:
  Net loss for the year                         (6,966)
  Dividends                                       (197)
  Dividends reinvested
  Stock issued in connection with:
  Japan Minority Interest
  Kansa Corporation Acquisition
  Stock options exercised
  Translation adjustment                                   5,976
  Transaction loss on hedge of net
    investment in foreign subsidiaries                      (411)
                                               -------   -------      --------    -------
Balance at June 30, 1992                        28,058     5,805      (827,056)    (3,615)
Year ended June 30, 1993:
  Net income for the year                        3,790
  Stock options exercised
  Sale of treasury stock                                               800,000      3,448
  Translation adjustment                                  (9,338)
  Transaction loss on hedge of net
    investment in foreign subsidiaries                      (259)
                                               -------   -------      --------    -------
Balance at June 30, 1993                        31,848    (3,792)      (27,056)      (167)
Year ended June 30, 1994:
  Net income for the year                        4,132
  Stock options exercised
  Purchase of treasury stock                                          (129,700)      (850)
  Translation adjustment                                   1,880
  Transaction gain on hedge of net
    investment in foreign subsidiaries                        12
                                               -------   -------      --------    -------
Balance at June 30, 1994                       $35,980   $(1,900)     (156,756)   $(1,017)
                                               =======   =======      ========    =======



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE YEAR ENDED JUNE 30,
                                                                      -------------------------------------
                                                                      1994             1993            1992
                                                                      -----           ------          ------
Cash flows from operating activities:
Income from continuing operations                                   $  4,132        $  3,666        $    770
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                        4,729           5,189           6,637
  Accrued retirement pay                                                 152             155             616
  Provision for losses on accounts receivable                          1,589             814              83
  Restructuring charge                                                                   816           1,706
  Changes in assets and liabilities net of
    effects from acquisitions of
    subsidiaries:
  Accounts and notes receivable                                        3,741           5,750          10,287
  Inventories                                                          1,639           3,854             759
  Prepaid expenses and other                                          (3,704)           (500)          3,687
  Customer deposits                                                      612            (316)            294
  Accrued compensation                                                   150             745            (540)
  Accounts and notes payable, trade                                   (4,612)         (1,079)            477
  Income taxes payable                                                 1,557          (4,216)           (916)
  Accrued and withheld taxes                                            (163)           (223)           (586)
  Other accounts payable and accrued
    liabilities                                                       (1,675)           (718)           (675)
  Interest payable                                                       353             (50)            (87)
                                                                    --------        --------        --------
         Net cash provided by continuing
           operations                                                  8,500          13,887          22,512
                                                                    --------        --------        --------
  Operating loss from
    discontinued operations                                                                           (1,842)
                                                                    --------        --------        --------
         Net cash provided by operating
           activities                                                  8,500          13,887          20,670
                                                                    --------        --------        --------
Cash flows from investing activities:
  Acquisition of subsidiaries, net of
    cash acquired                                                                                       (743)
  Additions of property, net                                          (1,009)           (988)         (2,237)
  Additions of patents, trademarks and
    drawings, net                                                       (810)         (1,054)           (454)
  Other assets                                                        (2,644)           (328)            364
                                                                    --------        --------        --------
         Net cash used by investing
           activities                                                 (4,463)         (2,370)         (3,070)
                                                                    --------        --------        --------
Cash flows from financing activities:
  Long-term borrowings                                                34,722             299             583
  Short-term borrowings                                               11,807          10,143           9,497
  Long-term debt repayment                                           (35,835)         (8,448)        (14,447)
  Short-term debt repayment                                          (15,301)         (7,466)        (12,136)
  Stock options exercised                                                 42             336             607
  Principal payments under capital lease
    obligations                                                         (739)         (1,539)         (1,466)
  Other long-term liabilities                                            286              22             661
  Treasury stock purchased                                              (850)
  Dividends paid                                                                                        (197)
  Sale of treasury stock                                                               3,200
                                                                    --------        --------        --------
         Net cash (used) provided by
           financing activities                                       (5,868)         (3,453)        (16,898)
                                                                    --------        --------        --------
  Effect of exchange rate changes                                        689             865           1,030
                                                                    --------        --------        --------
         Net increase (decrease) in cash and
           cash equivalents                                           (1,142)          8,929           1,732
Cash and cash equivalents at beginning
  of year                                                             19,676          10,747           9,015
                                                                    --------        --------        --------
Cash and cash equivalents at end of year                            $ 18,534        $ 19,676        $ 10,747
                                                                    ========        ========        ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                  FOR THE YEAR ENDED JUNE 30,
                                                 ----------------------------
                                                  1994       1993       1992
                                                 ------     ------     ------
                                                       (IN THOUSANDS)
Cash paid during the period for:
  Interest                                       $3,356    $5,900     $7,254
  Income taxes                                   $3,471    $8,098     $7,679

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FISCAL YEAR ENDED JUNE 30, 1994. The Company established deferred tax assets during the current year in a non-cash transaction of $1,200,000.

The Company entered into capital lease agreements of $169,000 during the year ended June 30, 1994.

FISCAL YEAR ENDED JUNE 30, 1993. The Company adopted FAS 109, "Accounting for Income Taxes", effective July 1, 1992. The cumulative effect on prior years was recorded as a separate component of net income and deferred tax assets were established in a non-cash transaction of $1,229,000 (See Note 10--Notes to Consolidated Financial Statements).

Deferred loan origination costs (see Notes 1 and 9--Notes to Consolidated Financial Statements) of $1,489,000 were expensed net of related deferred tax liabilities of $384,000 in connection with the Company's debt refinancing in a non-cash transaction which reduced "Other assets" and "Other long-term liabilities".

A restructuring charge (see Note 5--Notes to Consolidated Financial Statements) was expensed during the fourth quarter of the fiscal year in a non-cash transaction of $880,000, recorded as a current liability in "Other accounts payable and accrued liabilities".

The Company entered into capital lease agreements of $327,000 and $1,472,000 for the years ended June 30, 1993 and 1992, respectively.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION OF BUSINESS:

         Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin" or the "Company") are engaged primarily in the development, manufacture and sale of material handling, accessory, control and pre-press equipment for the printing industry.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The following are the significant accounting policies followed by the
Company:

         CONSOLIDATION. The consolidated financial statements include the accounts of Baldwin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at year-end (current) exchange rates and components of revenue and expense are translated at average rates for the year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of income. Net transaction gains, credited to income for the years ended June 30, 1994, 1993 and 1992 were $48,000, $140,000 and $264,000, respectively.

         INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $453,000 and $261,000 greater as of June 30, 1994 and 1993, respectively.

         PLANT AND EQUIPMENT. The Company depreciates its assets over their estimated useful lives. Plant and equipment additions are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred.

         PATENT, TRADEMARKS AND ENGINEERING DRAWINGS. The cost of acquired patents, trademarks and engineering drawings are being amortized on a straight-line basis over the estimated useful lives of the related assets.

         GOODWILL. Goodwill represents the excess of purchase price over the fair market value of net assets acquired and is being amortized over 40 years on a straight-line basis. Goodwill is measured for possible impairment, as of each balance sheet date, based upon undiscounted future cash flows from the related operations. Should such undiscounted future cash flows be less than the carrying value, a charge to operations for the shortfall would be provided. Goodwill increased $526,000 in fiscal 1994 (decreased $10,924,000 in fiscal
1993) due to the impact of foreign exchange fluctuations, primarily on the portion of goodwill related to the European operations which is predominately denominated in Swedish Krona.

         DEFERRED LOAN ORIGINATION COSTS. At June 30, 1994, these costs were $1,903,000 less $628,000 of accumulated amortization ($700,000 less $336,000 of accumulated amortization at June 30, 1993) and were included in "Other Assets". Deferred loan origination costs related to the Company's debt which was refinanced during fiscal 1994 (see Note 9--Notes to Consolidated Financial Statements) were charged off at June 30, 1993.

         NET INCOME PER SHARE. Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding for the years ended June 30, 1994, 1993 and 1992 were 83,770, 19,575 and 304,052, respectively.

NOTE 3--DISCONTINUED OPERATIONS:

         During the fourth quarter of fiscal 1992, the Company adopted a formal plan to discontinue operations of its thermographic and forms handling business. The Company completed the disposition of it's thermographic and forms handling business in fiscal 1993.

         The fiscal 1992 provision of $5,894,000 for loss on disposal of discontinued operations includes a provision to dispose of all assets, anticipated phase-out losses from operations until final disposition, accruals of employee benefit and severance costs, settlement of lease obligations and other anticipated expenses.

         The operating (loss) of the thermographic and forms handling operations comprised the following for the year ended June 30, 1992:


                                                                                                       1992
                                                                                                     -------
Net Sales                                                                                            $ 2,013
Cost of Sales and Expenses                                                                             3,915
                                                                                                     -------
(Loss) before income taxes                                                                            (1,902)
Income tax (benefit)                                                                                     (60)
                                                                                                     -------
(Loss) from discontinued operations                                                                  $(1,842)
                                                                                                     =======

         A summary of the net liabilities of the thermographic and forms handling equipment business at June 30, 1992 is as follows:

                                                                                                JUNE 30, 1992
                                                                                                -------------
Current Assets                                                                                    $3,292,000
Other Assets                                                                                       3,009,000
                                                                                                  ----------
                                                                                                   6,301,000
                                                                                                  ----------
Current Liabilities                                                                                7,427,000
Other Liabilities                                                                                    143,000
                                                                                                  ----------
                                                                                                   7,570,000
                                                                                                  ----------
Discontinued Operations Reserve                                                                   $1,269,000
                                                                                                  ==========

NOTE 4--RECLASSIFICATION:

         The Company previously classified a portion of it's Technical Service activities as a net operating expense prior to 1994 in financial statement presentations. In 1994, technical Service expense was reclassified for all periods presented as a component of Cost of Goods Sold. Technical Service expenses previously recorded as operating expenses in the amounts of $2,732,000, $2,379,000, $1,724,000 and $730,000 for the periods ended June 30,
1993, 1992, 1991 and 1990, respectively, were reclassified to Cost of Goods
Sold.

         During the year, the Company reclassified the expense for amortization of intangible assets, (i.e., patents, engineering drawings and trademarks, goodwill and deferred loan origination costs), that were previously recorded as a component of "Other Expense" to "General and Administrative Expense". Intangible amortization in the amounts of $2,499,000, $2,474,000, $2,528,000 and $1,051,000 for the periods ended June 30, 1993, 1992, 1991 and 1990, respectively, were reclassified to General and Administrative Expense.

NOTE 5--RESTRUCTURING CHARGE:

         Historically, the Company has used cost containment and reduction programs to offset unfavorable changes in business activity due to the economy. As a result of the deepening recession in parts of Europe, the Company established a restructuring reserve of $880,000 during the fourth quarter of fiscal 1993 related to the rationalization of its workforce. During the fourth quarter of fiscal 1992, a restructuring charge of $1,706,000 was accrued to cover the costs of consolidating certain facilities and product lines in order to reduce excess manufacturing capacity and reduce certain administrative costs. The Company has classified the recorded liabilities as current in "Other accrued liabilities".

         At June 30, 1994, there were no remaining accrued liabilities for the restructuring reserve established for the year ended June 30, 1993 for workforce rationalization. The remaining $764,000 liability established for the restructuring reserve for the year ended June 30, 1992 relates to excess facility sublease subsidy and relocation costs of certain facilities in the amounts of $454,000 and $310,000, respectively.

NOTE 6--BUSINESS SEGMENT INFORMATION:

         The Company operates primarily in the printing industry. The Company, through its subsidiaries, operates in three geographic sectors: the Americas, Europe and Asia Pacific.


         A summary of the results by geographic sector is as follows (in thousands):

                                                                                    ADJUST-
                                                                                     MENTS
                                                                                      AND
                                         THE                          ASIA          ELIMI-
                                       AMERICAS       EUROPE         PACIFIC        NATIONS      CONSOLIDATED
                                       --------       ------         -------        -------      ------------
YEAR ENDED JUNE 30, 1994
Sales to unaffiliated
  customers                             $84,113       $58,456         $55,486                       $198,055
Transfers between
  geographic areas                        3,381         8,938           1,917       $(14,236)              0
                                        -------       -------         -------       --------        --------
         Total revenue                  $87,494       $67,394         $57,403       $(14,236)       $198,055
                                        =======       =======         =======       ========        ========
Operating profit                        $ 9,696       $ 1,207         $ 4,808                       $ 15,711
                                        =======       =======         =======                       ========
General corporate
  expenses                                                                                            (4,297)
Interest expense, net                                                                                 (3,313)
                                                                                                    --------
Income from continuing
  operations before taxes                                                                           $  8,101
                                                                                                    ========
Identifiable assets                     $67,259       $69,174         $39,881       $   0           $176,314
                                        =======       =======         =======       ========
Corporate assets                                                                                      10,902
                                                                                                    --------
         Total assets                                                                               $187,216
                                                                                                    ========
         Total liabilities              $35,586       $40,112         $23,438       $   0           $ 99,136
                                        =======       =======         =======       ========        ========

                                                                                    ADJUST-
                                                                                     MENTS
                                                                                      AND
                                         THE                           ASIA          ELIMI-
                                       AMERICAS       EUROPE          PACIFIC       NATIONS      CONSOLIDATED
                                       --------       ------          -------       -------      ------------
YEAR ENDED JUNE 30, 1993
Sales to unaffiliated
  customers                             $79,644       $75,763         $60,352                       $215,759
Transfers between
  geographic areas                        5,169         7,455           2,556       $(15,180)              0
                                        -------       -------         -------       --------        --------
         Total revenue                  $84,813       $83,218         $62,908       $(15,180)       $215,759
                                        =======       =======         =======       ========        ========
Operating profit                        $ 8,706       $ 2,373         $ 8,142                       $ 19,221
                                        =======       =======         =======                       ========
General corporate
  expenses                                                                                            (5,687)
Interest expense, net                                                                                 (5,565)
                                                                                                    --------
Income from continuing
  operations before taxes                                                                           $  7,969
                                                                                                    ========
Identifiable assets                     $57,421       $69,377         $57,236       $ (4,522)       $179,512
                                        =======       =======         =======       ========
Corporate assets                                                                                       8,967
                                                                                                    --------
         Total assets                                                                               $188,479
                                                                                                    ========
         Total liabilities              $43,247       $62,343         $29,720       $(29,695)       $105,615
                                        =======       =======         =======       ========        ========

YEAR ENDED JUNE 30, 1992
Sales to unaffiliated
  customers                             $70,662       $83,970         $66,842                       $221,474
Transfers between
  geographic areas                        4,568         7,230           2,223       $(14,021)              0
                                        -------       -------         -------       --------        --------
         Total revenue                  $75,230       $91,200         $69,065       $(14,021)       $221,474
                                        =======       =======         =======       ========        ========
Operating profit                        $ 2,274       $ 8,436         $10,471                       $ 21,181
                                        =======       =======         =======                       ========
General corporate
  expenses                                                                                            (6,220)
Interest expense, net                                                                                 (6,684)
                                                                                                    --------
Income from
  continuing
  operations before
  taxes                                                                                             $  8,277
                                                                                                    ========
Identifiable assets                     $61,455       $93,586         $51,576       $ (5,096)       $201,521
                                        =======       =======         =======       ========
Corporate assets                                                                                       5,415
                                                                                                    --------
         Total assets                                                                               $206,936
                                                                                                    ========
         Total liabilities              $44,057       $69,928         $30,188       $(22,372)       $121,801
                                        =======       =======         =======       ========        ========

         No customer accounted for 10% of the Company's net sales in the fiscal year ended June 30, 1994. In the fiscal year ended June 30, 1993 one customer accounted for 11.3% of the Company's net sales. In the fiscal year ended June 30, 1992 one customer accounted for 10.9% of the Company's net sales.

NOTE 7--INVENTORIES:

         Inventories consist of the following:

                                                                               JUNE 30, 1994
                                                               --------------------------------------------
                                                                DOMESTIC          FOREIGN            TOTAL
                                                               ----------        ---------         ---------
Raw materials                                                  $ 7,283,000      $ 6,708,000      $13,991,000
In process                                                       4,472,000        5,560,000       10,032,000
Finished goods                                                   4,347,000        4,569,000        8,916,000
                                                               -----------      -----------      -----------
                                                               $16,102,000      $16,837,000      $32,939,000
                                                               ===========      ===========      ===========


                                                                                JUNE 30, 1993
                                                                --------------------------------------------
                                                                 DOMESTIC         FOREIGN            TOTAL
                                                                ----------       ---------         ---------
Raw materials                                                  $ 7,152,000      $ 6,513,000      $13,665,000
In process                                                       4,792,000        6,174,000       10,966,000
Finished goods                                                   4,258,000        5,018,000        9,276,000
                                                               -----------      -----------      -----------
                                                               $16,202,000      $17,705,000      $33,907,000
                                                               ===========      ===========      ===========

         Foreign inventories increased $671,000 (decreased $2,338,000 in 1993) due to translation rates in effect at June 30, 1994 when compared to rates at June 30, 1993.

NOTE 8--LOANS PAYABLE:

Short-term indebtedness at June 30, 1994:          Rate              Amount
- - - - - -----------------------------------------         ------            --------
Foreign subsidiary                             6.59% (average)      $5,891,000
                                                                    ==========

Short-term indebtedness at June 30, 1993:          Rate              Amount
- - - - - -----------------------------------------         ------            --------
U.S. subsidiaries                              6.97% (average)      $3,728,000
Foreign subsidiaries                           8.45% (average)       5,341,000
                                                                    ----------
                                                                    $9,069,000
                                                                    ==========

NOTE 9--LONG-TERM DEBT:

                                                    JUNE 30, 1994                       JUNE 30, 1993
                                             ---------------------------         ---------------------------
                                              CURRENT         LONG-TERM           CURRENT         LONG-TERM
                                             ---------       -----------         ---------       -----------
Notes payable in equal annual
  installments from October,
  1997 through October, 2000,
  interest rates 8.17%                                       $25,000,000
Note payable November, 1997
  interest rate (1.25% over
  LIBOR) 5.875%                                                3,250,000
Note payable by foreign
  subsidiary March, 1999,
  interest rate 3.8%                                           3,006,000
Notes payable by foreign
  subsidiary through
  June, 1997, interest
  rate (2.75% over
  LIBOR) 10.66%                                                                 $3,859,000        $16,712,000
Note payable through
  June, 1997, interest
  rate (60% fixed at
  10.82%, 40% at 2.75%
  over LIBOR) 8.92%
  (average)                                                                                         8,288,000
Industrial revenue
  bonds payable in
  annual installments
  through November,
  1999, interest rates
  9% to 11%                                     78,000           453,000            73,000            531,000
Notes payable by
  foreign subsidiary
  through 2002,
  interest rates 8%
  8.7% and 12.9%                                45,000           363,000            45,000            408,000
Notes payable through
  April, 1995, interest
  rates 6%                                                                       3,168,000
Notes payable through
  October, 1999,
  interest rates 5.5%
  to 7.75%                                      19,000           158,000            43,000             59,000
                                              --------       -----------        ----------        -----------
                                              $142,000       $32,230,000        $7,188,000        $25,998,000
                                              ========       ===========        ==========        ===========


         Notes payable, denominated in currencies other than the U.S. dollar, increased by $299,000, (decreased by $2,656,000 in 1993), due to translation rates in effect at June 30, 1994 when compared to rates at June 30, 1993.

         The industrial revenue bonds are collateralized by the building and specific equipment as outlined in the indenture relating thereto.
Approximately $408,000 of the loans included above are collateralized by assets of a foreign subsidiary of the Company. The notes payable from October, 1997 through October, 2000 (the "Senior Notes") and note payable November, 1997 (the "Revolver", a $20,000,000 credit facility) are collateralized by a pledge of the capital stock of the Company's domestic subsidiaries. The Company refinanced its long-term debt through the issuance of $25,000,000 of seven-year, 8.17% unsecured Senior Notes privately placed with an institutional lender. The Senior Notes require payment of interest only for the first three years with equal annual principal repayments in years four through seven. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payments of dividends, limiting them to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, both the Senior notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as these terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1994, this ratio was 1.77 to 1. In conjunction with the refinancing, the Company applied approximately $5,000,000 of cash reflected on the June 30, 1993 balance sheet to a reduction of its long-term debt. The Company expensed all previously deferred loan origination costs in connection with the refinanced debt in the amount of $1,105,000 (after tax benefits of $384,000). The charge is classified as an extraordinary item in the Consolidated Statement of Income.

         Maturities of long-term debt in each fiscal year succeeding June 30, 1994 are as follows:

1995                                                                          $   142,000
1996                                                                              147,000
1997                                                                              157,000
1998                                                                            9,663,000
1999                                                                            9,422,000
2000 and thereafter                                                            12,841,000
                                                                              -----------
                                                                              $32,372,000
                                                                              ===========

         At June 30, 1994, the Company had available lines of credit of $32,600,000 upon which $9,253,000 had been drawn and of which $3,362,000 is included in long-term debt. Only the Revolver has associated commitment fees with that line of credit. The commitment fees, which are calculated quarterly, are equal to between one-quarter and one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the seven months ended June 30, 1994 were $29,000.

NOTE 10--TAXES ON INCOME:

         The Company adopted FAS 109, "Accounting for Income Taxes", effective July 1, 1992. The cumulative effect on prior years of the adoption of this new accounting principle was a benefit of $1,229,000 reported as a separate component of net income, and a corresponding deferred tax asset. The Company has not recognized the benefit of any unused net operating loss carryforwards as the result of adopting FAS 109. The Company had previously been accounting for income taxes under FAS 96, "Accounting for Income Taxes".

         Income from continuing operations before taxes and the provision for income taxes allocated to continuing operations are comprised of:

                                                                         FOR THE YEAR ENDED JUNE 30,
                                                             ----------------------------------------------
                                                               1994               1993               1992
                                                             --------           --------           --------
Income (loss) from continuing
  operations before taxes:
  Domestic                                                   $6,656,000        $3,429,000        $(1,373,000)
  Foreign                                                     1,445,000         4,540,000          9,650,000
                                                             ----------        ----------        -----------
                                                             $8,101,000        $7,969,000        $ 8,277,000
                                                             ==========        ==========        ===========

Provision for income taxes:
  Currently payable:
    Domestic                                                 $3,048,000        $  402,000        $   325,000
    Foreign                                                   2,475,000         4,632,000          7,884,000
                                                             ----------        ----------        -----------
                                                              5,523,000         5,034,000          8,209,000
                                                             ----------        ----------        -----------
Deferred (prepaid):
  Domestic                                                   (1,200,000)
  Foreign                                                      (354,000)         (731,000)          (702,000)
                                                             ----------        ----------        -----------
                                                             (1,554,000)         (731,000)          (702,000)
                                                             ----------        ----------        -----------
Total income tax expense
  allocated to continuing operations                         $3,969,000        $4,303,000        $ 7,507,000
                                                             ==========        ==========        ===========

         Income tax benefits allocated to currently payable taxes from the domestic and foreign extraordinary loss on extinguishment of debt were $9,000 and $375,000, respectively, for the year ended June 30, 1993. Income tax benefits allocated to currently payable taxes from domestic discontinued operations amounted to $60,000 for the year ended June 30, 1992.

         Income tax benefits allocated to foreign prepaid taxes due to the cumulative effect of adopting FAS 109 were $1,229,000 for the year ended June 30, 1993.

         Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The opening balance of the valuation allowance was decreased by $1,200,000 during the current year due to the improvement in domestic earnings. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 1994 are as follows:

                                                                       DEFERRED TAX
                                                               -----------------------------
                                                                  ASSETS         LIABILITIES         TOTAL
                                                               -----------       -----------      -----------
Foreign tax credit carryforwards                               $ 8,360,000
Foreign net operating loss carryforwards                         6,554,000
Inventories                                                      1,752,000
Pension                                                          1,201,000
Other, individually less than 5% of
  "Net Deferred Tax Asset"                                       2,315,000        $1,097,000
                                                               -----------        ----------
Net Deferred Tax Asset and Liability                           $20,182,000        $1,097,000       $19,085,000
                                                               ===========        ==========
Valuation Allowance                                                                                 15,665,000
                                                                                                   -----------
         Total Net Deferred Tax Assets                                                             $ 3,420,000
                                                                                                   ===========


         At June 30, 1994, the Company has foreign tax credit carryforwards for book purposes of $8,360,000 and for tax purposes of $7,291,000, which expire from fiscal 1995 to fiscal 1999. At June 30, 1994, net operating loss carryforwards of $21,263,000 are available to reduce future foreign taxable income ($370,000 of which expire from fiscal 1998 to fiscal 1999, $2,649,000 of which expire from fiscal 2000 to fiscal 2002 and the remainder of which have an indefinite carryforward period).

         It has not been necessary to provide for income taxes on $8,451,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to reinvest those reserves. In those instances where the Company expects to remit earnings, the tax effect on the results of operations after considering available tax credits would not be significant.

         The total income tax expense allocated to continuing operations was more than the computed "expected" tax (determined by applying the United States Federal statutory income tax rate of 34% to income from continuing operations before taxes) by $1,215,000, $1,594,000 and $4,693,000 for the years ended June 30, 1994, 1993 and 1992. The reasons for the difference are as follows:

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                             --------------------------------------------
                                                               1994              1993              1992
                                                             --------          --------          --------
Computed "expected" tax                                      $2,754,000        $2,709,000         $2,814,000
State income taxes, net of federal
  income tax benefit                                            420,000           197,000            170,000
Foreign income taxed at higher than
  the U.S. statutory rate                                     1,795,000         3,083,000          2,776,000
Unrecognized deferred tax benefit                                                                  1,627,000
Recognition of previously
  unrecognized tax benefits                                  (1,200,000)       (2,038,000)
Goodwill write-off not deductible
  for taxes                                                     232,000           234,000            226,000
Other reconciling items,
  individually less than 5% of
  the "expected" tax                                            (32,000)          118,000           (106,000)
                                                             ----------        ----------         ----------
         Total income tax expense                            $3,969,000        $4,303,000         $7,507,000
                                                             ==========        ==========         ==========

NOTE 11--COMMON STOCK:

         The holders of the Company's Class A Common Stock, voting as a separate class, are entitled to elect 25% of the members of the Board of Directors. Holders of Class B Common Stock, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B Common Stock is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B Common Stock is less than 12.5% of the total number of outstanding shares of both classes of Common Stock, the holders of Class A Common Stock, voting as a separate class, continue to elect a number of Directors equal to 25% of the total number of Directors constituting the entire Board of Directors and the remaining directors are elected by the holders of both classes of Common Stock, with the holders of Class A Common stock having one vote per share and the holders of Class B Common Stock having ten votes per share. As of June 30, 1994, the number of outstanding shares of Class B Common Stock constituted 10.4% (11.1% in 1993) of the total number of outstanding shares of both classes of Common Stock.

         The Class A Common Stock has no conversion rights; however, Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B Common Stock without a dividend being declared or paid on shares of Class A Common Stock of at least 105% of that on the Class B Common Stock. Dividends declared during the year ended June 30, 1992 totaled $197,000.

         In November, 1992, the Company sold 800,000 shares of its Class A Common Stock, which were held as treasury stock at June 30, 1992, for $4.00 per share. Prior to that sale, these shares were registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form S-2. The Company prepaid existing long-term indebtedness with the proceeds.

         The Company's stock repurchase program authorization for $4,000,000 for Class "A" Common Stock and 500,000 shares of Class "B" Common Stock was increased to $5,000,000 for Class "A" Common Stock in July of 1994. As of June 30, 1994, 880,356 shares of Class "A" Common Stock (826,056 in 1993) and 135,000 shares of Class B Common Stock (6,000) had been repurchased for $4,724,000 ($3,663,000 in 1993) under this program.

NOTE 12--STOCK OPTIONS:

         The 1986 Stock Option Plan, as amended, allows for the granting, at fair market value at the date of grant, of incentive stock options, non-qualified stock options, and tandem stock appreciation rights (SARS) for up to a total of 2,220,000 and 590,000 shares of Class A and Class B Common Stock, respectively. Options to purchase shares of the Company's Class B Common Stock are granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. All options become exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant.

                                                                                               OPTION PRICE
1986 STOCK OPTION PLAN                                          CLASS A        CLASS B             RANGE
- - - - - ----------------------                                          -------        -------         ------------
Outstanding at June 30, 1992                                    839,000        290,000          $3.98 - $9.94
Granted                                                         315,000                                 $5.50
Canceled                                                       (105,000)                        $3.98 - $9.94
Exercised*                                                     (164,000)                                $3.98
                                                              ---------        -------
Outstanding at June 30, 1993                                    885,000        290,000          $4.00 - $9.94
                                                              ---------        -------
Granted                                                         310,000                         $3.88 - $3.94
Canceled                                                       (175,001)      (115,000)         $4.00 - $9.94
Exercised                                                        (9,999)                                $4.00
                                                              ---------        -------
Outstanding at June 30, 1994                                  1,010,000        175,000          $3.88 - $9.94
                                                              =========        =======
Exercisable at June 30, 1994                                    253,333         74,999          $4.00 - $9.94
                                                              =========        =======

* A portion of the consideration received upon exercise of these options was 64,748 shares of the Company's Class A Common Stock.

         The 1990 Directors' Stock Option Plan provides for the granting, at fair market value at the date of grant, of up to 100,000 shares of the Company's Class A and Class B Common Stock as non-qualified stock options to members of the Company's Board of Directors who are not employees ("Eligible Directors") of the Company or any of its subsidiaries. Grants are made on the third business day subsequent to each Annual Meeting of Stockholders, including the 1990 meeting, to each Eligible Director for 1,000 shares of Class A and Class B Common Stock in proportion to the number of shares of each such class then outstanding. Restrictions under the Directors' Stock Option Plan are similar to those of the 1986 Stock Option Plan, as amended, except with regard to the exercise date, which is twelve months after the date of grant, and termination of options, which is generally nine months after termination of service as a director. During the year ended June 30, 1994, 3,556 and 444 (3,532 and 468 in 1993) shares of Class A and Class B Common Stock were granted at exercise prices of $4.88 and $6.09, ($4.50 and $5.63 in 1993) respectively. During fiscal 1993, 881 Class A and 119 of Class B options with option prices of $4.75 and $5.94, respectively, were canceled. At June 30, 1994, options for 10,695 and 1,305 shares of Class A and Class B Common Stock, respectively, were exercisable at option prices between $3.75 to $5.94.

         On March 29, 1990, the Board of Directors of the Company granted stock options to purchase 1,000 shares each of the Company's Class A Common Stock to two non-employee Directors at $9.75 per share, which become exercisable the same as options granted under the Company's 1986 Stock Option Plan and terminate five years after the date of grant. During the year ended June 30, 1994 these shares became exercisable.

NOTE 13--SUPPLEMENTAL COMPENSATION:

         Subsidiaries within the Company's Americas Sector maintain profit sharing, savings and retirement plans. Amounts expensed under these plans were as follows:

                                                                           FOR THE YEAR ENDED JUNE 30,
                                                                     --------------------------------------
                                                                      1994            1993            1992
                                                                     ------          ------          ------
Baldwin Technology Corporation ("BTC")
  and Baldwin Graphic Systems ("BGS")                               $446,000        $543,000        $385,000
Kansa Corporation                                                    176,000         132,000          70,000
Enkel Corporation                                                    114,000          92,000          19,000
Misomex of North America, Inc.                                        41,000          44,000
                                                                    --------        --------        --------
         Total expense                                              $777,000        $811,000        $474,000
                                                                    ========        ========        ========

         Company contributions to the BTC/BGS and Kansa plans are discretionary and are subject to approval by their respective Boards. The Enkel plan requires a company contribution equal to the total participant contribution which may not exceed 15% of the total compensation paid to the employees of Enkel. The Misomex of North America plan requires contributions as determined by their Board of Directors.

         Certain subsidiaries within the Company's European Sector maintain pension plans. Amounts expensed under these plans were as follows:

                                                                            FOR THE YEAR ENDED JUNE 30,
                                                                      -------------------------------------
                                                                       1994           1993            1992
                                                                      ------         ------          ------
Baldwin Gegenheimer GmbH.                                           $287,000        $335,000        $407,000
Misomex--AB                                                          280,000         344,000         506,000
Amal--AB                                                              57,000          82,000
Baldwin Graphics--B.V.                                                52,000          23,000
Misomex--U.K.                                                         84,000          89,000
                                                                    --------        --------        --------
         Total expense                                              $760,000        $873,000        $913,000
                                                                    ========        ========        ========

         The amount of expense relating to the European pension plans is determined based upon, among other things, the age, salary and years of service of employees within the plans. The Company's German, British, Swedish Amal AB and Netherlands subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.

         In Germany, at Baldwin Gegenheimer GmbH, there is an additional pension plan covering five employees, three of whom are retired. This defined benefit plan provides for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability. This plan is partially funded by insurance contracts. In Sweden, at Misomex AB, (as listed above), there are two defined benefit pension plans, one covering 21 retired employees and the other covering 122 employees, 65 of whom are retired. The unfunded, but recorded, liability related to the Misomex AB plan at June 30, 1994 was $3,453,000 ($3,617,000 in 1993). The recorded liability is sufficient to cover obligations earned under the plan.

         The following table sets forth the components of net pension costs of the defined benefit plans for the year ended June 30,

                                                                                      1994            1993
                                                                                    --------        --------
Service Cost - benefits earned during the period                                    $ 77,000        $ 94,000
Interest on projected benefit obligation                                             258,000         362,000
Annual return on plan assets                                                           9,000           7,000
Net amortization and deferrals                                                       (93,000)       (100,000)
                                                                                    --------        --------
      Net pension cost                                                              $251,000        $363,000
                                                                                    ========        ========

         The following table sets forth the funded status of the above defined benefit pension plans for the year ended June 30,

                                                                                     1994            1993
                                                                                  ----------      ----------
Actuarial present value of:
         Vested benefit obligation                                                $2,176,000      $2,100,000
         Accumulated benefit obligation                                           $3,083,000      $2,931,000
                                                                                  ==========      ==========

         Plan assets at fair value                                                $  379,000      $  107,000
         Projected benefit obligation                                              3,575,000       3,447,000
                                                                                  ----------      ----------
           Plan assets less than projected
             benefit obligation                                                   (3,196,000)     (3,340,000)
         Unrecognized transition asset                                               337,000         324,000
         Unrecognized actuarial gain                                              (1,366,000)     (1,279,000)
                                                                                  ----------      ----------
           Accrued pension costs                                                  $4,225,000      $4,295,000
                                                                                  ==========      ==========

Actuarial assumptions
         Discount rate                                                             3% to 8%        3% to 10%
         Rate of increase in compensation levels                                   5% to 7%       6.5% to 7%
         Expected rate of return on plan assets                                        7%            7.5%

         There is one retirement plan within the Company's Asia Pacific Sector. The Company's Japanese subsidiary maintains a non-contributory retirement plan covering all employees, excluding directors (the "Japanese Retirement Program"). Amounts expensed under the program are determined based on participating employees' salary and length of service. The Japanese Retirement Program is fully accrued and partially funded through insurance contracts. Expense relating to this program was $325,000, $296,000 and $118,000 for the years ended June 30, 1994, 1993 and 1992, respectively.

         Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $2,090,000, $2,367,000 and $1,209,000 for the years ended June 30, 1994, 1993 and 1992, respectively.

         The Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", as of July 1, 1992, the effect of which was immaterial.

NOTE 14--COMMITMENTS:

         Future minimum annual lease payments under capital leases, which consist of buildings, and machinery and equipment with accumulated depreciation amounting to $5,606,000 at June 30, 1994 and $4,761,000 at June 30, 1993,
together with the present value of the minimum lease payments are as follows at June 30, 1994.

FISCAL YEAR ENDING JUNE 30,                                                                         AMOUNT
- - - - - ---------------------------                                                                       ----------
1995                                                                                             $   794,000
1996                                                                                                 520,000
1997                                                                                                 332,000
1998                                                                                                 321,000
1999                                                                                                 338,000
2000 and thereafter                                                                                  312,000
                                                                                                 -----------
Total minimum lease payments                                                                       2,617,000
Less--Amount representing interest                                                                  (866,000)
                                                                                                 -----------
Present value of minimum lease payments                                                          $ 1,751,000
                                                                                                 ===========

         At June 30, 1994, $1,238,000 ($1,614,000 at June 30, 1993) is included in other long-term liabilities representing the long-term portion of the present value of minimum lease payments.

         Rental expense amounted to approximately $4,672,000, $4,409,000 and $4,893,000 for the years ended June 30, 1994, 1993 and 1992, respectively. Aggregate future annual rentals under noncancellable leases for periods of more than one year at June 30, 1994 are as follows:

FISCAL YEAR ENDING JUNE 30,                                                                         AMOUNT
- - - - - ---------------------------                                                                       ----------
1995                                                                                             $ 4,405,000
1996                                                                                             $ 3,540,000
1997                                                                                             $ 2,771,000
1998                                                                                             $ 2,624,000
1999                                                                                             $ 2,290,000
2000 and thereafter                                                                              $10,237,000

NOTE 15--RELATED PARTIES:

         On July 1, 1990, the Company, through each of it's subsidiaries, Baldwin Americas Corporation (BAM), Baldwin Europe Consolidated Inc. (BEC) and Baldwin Asia Pacific Corporation (BAP) entered into consulting agreements with Polestar Limited ("Polestar"), a corporation wholly owned by Wendell M. Smith, Chairman of the Board and Chief Executive Officer. The consulting agreements have terms of one year, but are automatically extended for additional one-year terms unless either party gives prior notice of termination. Under the consulting agreements, Polestar is obligated to provide certain management services outside the United States and will receive compensation equal to 2% of the annual consolidated after-tax profits of BAM, BEC and BAP and their respective subsidiaries, in each case, not to exceed $150,000. For the years ended June 30, 1994, 1993 and 1992 the aggregate compensation expensed under these agreements was $84,000, $147,000 and $86,000, respectively.

         On November 30, 1993, the Company entered into a loan and pledge agreement and promissory note with Gerald A. Nathe, President and Director of the Company and on March 11, 1994, the Company entered into loan and pledge agreements and promissory notes with D. John Youngman, Vice President and Director and William J. Lauricella, Chief Financial Officer and Treasurer of the Company. The loans were made in order to enable the Company's officers to purchase shares of the Company's Common Stock from non-employee shareholders. Mr. Nathe was loaned $1,817,321 to purchase 315,144 shares of the Company's Common Stock and Mr. Youngman and Mr. Lauricella were each loaned $164,063 to purchase 25,000 shares each of the Company's Common Stock. All of the shares purchased have been pledged as collateral for the demand promissory notes and each of the notes are interest bearing, with interest payable on the anniversary dates at LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October.

         The Company employs the firm of Morgan, Lewis & Bockius as its legal counsel. Samuel B. Fortenbaugh III, a Director of the Company, is a partner in this law firm. In the fiscal years ended June 30, 1994, 1993, and 1992, the Company incurred legal fees of approximately $252,000, $151,000, and $150,000, respectively, payable to Morgan, Lewis & Bockius.

         On July 1, 1990, Baldwin Technology Corporation (BTC) and Baldwin Graphic Systems, Inc. (BGS), two subsidiaries of BAM, entered into an agreement with Harold W. Gegenheimer, Chairman Emeritus, guaranteed by the Company, to replace various prior agreements including royalty and employment agreements, retirement plans and bonus arrangements. The new agreement guarantees a compensation amount of $200,000 per year. Simultaneously, a separate agreement was made with Mr. Gegenheimer and the Company whereby the Company was released from certain prior agreements, as noted above, and agreed to pay a minimum guaranteed amount of compensation of $200,000 per year, not to exceed $350,000 per year, based on one and one-half percent (1.5%) of the Company's annual net after tax profits. The amount expensed under these two agreements was $400,000 for each of the years ended June 30, 1994, 1993 and 1992.

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized quarterly financial data for fiscal 1994 and fiscal 1993 are as follows (in thousands except per share data):

                                                                               QUARTER
                                                     -------------------------------------------------------
FISCAL 1994                                           FIRST            SECOND          THIRD          FOURTH
- - - - - -----------                                          -------           ------         -------         ------
Net sales                                             $46,412        $45,446         $49,403         $56,794
Costs and expenses
  Cost of goods sold (1)                               30,219         30,592          33,626          35,614
  Operating expenses (2)                               13,927         13,665          13,898          15,987
  Interest, net                                           983            850             769             711
  Other (income) expense                                  (74)          (421)           (439)             47
                                                      -------        -------         -------         -------
Income before taxes                                     1,357            760           1,549           4,435
Provision for income taxes                                727            395             821           2,026
                                                      -------        -------         -------         -------
Net income                                            $   630        $   365         $   728         $ 2,409
                                                      =======        =======         =======         =======
Income per share from:
  Net income per share                                $  0.04        $  0.02         $  0.04         $  0.13
                                                      =======        =======         =======         =======
Weighted average shares
  outstanding                                          17,974         18,072          18,053          17,973
                                                      =======        =======         =======         =======

                                                                             QUARTER
                                                       ----------------------------------------------------
FISCAL 1993                                             FIRST          SECOND          THIRD         FOURTH
- - - - - -----------                                            -------         ------         -------        ------
Net sales                                             $50,466        $53,910         $49,101         $62,282
Costs and expenses
  Cost of goods sold (1)                               33,579         35,550          33,144          40,291
  Operating expenses (2)                               13,833         14,851          13,880          16,679
  Restructuring charge                                                                                   880
  Interest, net                                         1,584          1,531           1,163           1,287
  Other expense (income)                                  238           (521)           (261)             82
                                                      -------        -------         -------         -------
Income from continuing operations
  before taxes                                          1,232          2,499           1,175           3,063
Provision for income taxes                                678          1,374             990           1,261
                                                      -------        -------         -------         -------
Income from continuing operations                         554          1,125             185           1,802
Extraordinary loss on
  extinguishment of debt                                                                              (1,105)
Cumulative effect of change
  in accounting for income taxes                        1,229
                                                      -------        -------         -------         -------
Net income                                            $ 1,783        $ 1,125         $   185         $   697
                                                      =======        =======         =======         =======
Income (loss) per share from:
  Continuing operations                                 $0.03          $0.07           $0.01           $0.10
  Extinguishment of debt                                                                               (0.06)
  Cumulative effect of change in
    accounting for income taxes                          0.07
                                                      -------        -------         -------         -------
  Net income per share                                $  0.10        $  0.07         $  0.01         $  0.04
                                                      =======        =======         =======         =======
Weighted average shares
  outstanding                                          17,074         17,410          17,957          17,942
                                                      =======        =======         =======         =======


         (1) Includes all technical service expense, a portion of which was previously classified as an item of Operating Expenses in prior financial statement presentations. (See Note 4--Notes to Consolidated Financial Statements).

         (2) Includes amortization expense for intangible assets which was previously classified as an item of Other Income and Expense in prior financial statement presentations. (See Note 4--Notes to Consolidated Financial Statements).

NOTE 17--SUBSEQUENT EVENT:

         On July 26, 1994 the Board of Directors granted non-qualified options for 100,000 shares of Class A Common Stock and 100,000 shares of Class B Common Stock to certain executives under the Company's 1986 Stock Option Plan. The options were granted at the fair market value on the day of grant ($4.90 and $6.09, respectively) and are otherwise identical with regard to restrictions on options previously granted as described in Note 12--Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEMS  10, 11, 12 AND 13.

         Information required under these items is contained in the Company's 1994 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

         (a)(2) The following is a list of financial statement schedules filed as part of this Report:

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Accountants on Financial Statement Schedules                                         43
Schedule II--Amounts Receivable from Related Parties                                                       44
Schedule VIII--Valuation and Qualifying Accounts                                                           45
Schedule IX--Short-term Borrowings                                                                         46

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (a)(3)  The following is a list of all exhibits filed as part of this
Report:

                               INDEX TO EXHIBITS

3.1 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 4, 1986. Filed as Exhibit 3.1 to the company's registration statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1988. Filed as Exhibit 3.2 to the Company's Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.

3.3 Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 20, 1990. Filed as Exhibit 3.3 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

3.4 By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

10.1 Baldwin Technology Company, Inc. Amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company's Registration Statement (No. 33-31163) on form S-1 and incorporated herein by reference.

10.2 Amendment to the Baldwin Technology Company, Inc. Amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.3 Baldwin Technology Company, Inc. 1990 Directors' Stock Option Plan. Filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.4 Baldwin Technology Corporation Profit Sharing Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

10.5 Baldwin Technology Corporation Executive and Key Person Bonus Plan. Filed as Exhibit 10.4 to the Company's Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

10.6 Agreement, effective as of July 1, 1990, between Baldwin Technology Corporation, Baldwin Graphic Systems, Inc. and Harold W. Gegenheimer, as guaranteed by Baldwin Technology Company, Inc. Filed as Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.7 Agreement, effective as of July 1, 1990, between Baldwin Technology Company, Inc. and Harold W. Gegenheimer. Filed as
                 Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.8 Consulting Agreement, effective as of July 1, 1991, between Baldwin Technology Company, Inc. and Judith G. Hyers. Filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.9 Consulting Agreements dated as of January 1, 1990 between each of Baldwin Americas Corporation, Baldwin Asia Pacific Corporation and Baldwin Europe Consolidated Inc., and Polestar, Ltd. filed as Exhibit 10.8 on the Company's Form 10-K dated September 25, 1990 and incorporated herein by reference.

10.10 * Employment Agreement dated as of July 1, 1990 between the Company and Wendell M. Smith filed as Exhibit 10.9 to the Company's Form 10-K dated September 25, 1990 and incorporated herein by reference.

10.11 License Agreement between Baldwin Technology Corporation and Hans Jacobs Moestue, as assigned to Moestue Limited. Filed as
                 Exhibit 10.15 to the Company's Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

10.12 * Employment Agreement, dated as of November 16, 1988, between Baldwin-Japan Limited and Akira Hara. Filed as Exhibit 10.22 to the Company's Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.

10.13 Stock Purchase Agreement, dated as of April 13, 1990, between RZ Corporation, The Dyson-Kissner-Moran Corporation and the Company. Filed as Exhibit 1 to the Company's Form 8-K dated April 26, 1990 and incorporated herein by reference.

10.14 Amendment No. 1 to the Company's Form 8-K (as filed on April 13, 1990) and dated October 9, 1990 for the acquisition of Misomex AB and subsidiaries and Misomex of North America, Inc.--Exhibits (a) and (b) incorporated herein by reference.

10.15 Assignment of Stock Purchase Agreement, dated May 27, 1990, between the Company and Misomex Acquisition Company. Filed as
                 Exhibit 2 to the Company's Form 8-K dated August 13, 1990 and incorporated herein by reference.

10.16 Assignment of Stock Purchase Agreement dated May 28, 1990, between the Company and Misomex Acquisition AB. Filed as
                 Exhibit 3 to the Company's Form 8-K dated August 13, 1990 and incorporated herein by reference.

10.17 Agreement and Plan of Merger, dated as of April 26, 1989, among Enkel Corporation, Bengt Kuller, Enkel Acquisition Corporation and the Company. Filed as Exhibit I to the Company's report on Form 8-K dated May 7, 1989 and incorporated herein by reference.

10.18            Baldwin Technology Company, Inc. Dividend Reinvestment Plan.
                 Filed as Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.19 Baldwin Technology Company, Inc. Employee Stock Ownership Plan. Filed as Exhibit 10.50 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.20 Consulting Agreement dated as of June 30, 1989 between Baldwin Asia Pacific Corporation and A-PLUS LTD. Filed as Exhibit
                 10.51 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.21 Baldwin Technology Company, Inc. Worldwide Employee Stock Ownership Plan. Filed as Exhibit 10.52 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.22 * Employment Agreement, effective as of August 5, 1993 between Baldwin Technology Company, Inc. and Gerald A. Nathe (filed herewith).

10.23 8.17% Senior Note Agreement dated October 29, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Life Insurance Company (filed herewith).

10.24 $20,000,000 Revolving Credit Agreement dated November, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and NationsBank of North Carolina, National Association (filed herewith).

21.              List of Subsidiaries of Registrant (filed herewith).

23.              Consent of Price Waterhouse (filed herewith).

27.              Financial Data Schedule (filed herewith).

28. Post-effective Amendment to the Company's previously filed Form S-8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.


         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BALDWIN TECHNOLOGY COMPANY, INC.
                                                (REGISTRANT)

                                      By:     WENDELL M. SMITH
                                         ------------------------
                                              WENDELL M. SMITH
                                         (CHIEF EXECUTIVE OFFICER)

                                         Dated: September 23, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                            DATE
- - - - - ---------                                    -------                                           ----
WENDELL M. SMITH
- - - - - ----------------------------
(WENDELL M. SMITH)                         Chairman of the Board,
                                             Chief Executive
                                             Officer and Director                          September 23, 1994

GERALD A. NATHE
- - - - - ---------------------------
(GERALD A. NATHE)                          President and Director                          September 23, 1994

AKIRA HARA
- - - - - ---------------------------
(AKIRA HARA)                               Vice President and Director                     September 23, 1994

D. JOHN YOUNGMAN
- - - - - ---------------------------
(D. JOHN YOUNGMAN)                         Vice President and Director                     September 23, 1994

WILLIAM J. LAURICELLA
- - - - - ---------------------------
(WILLIAM J. LAURICELLA)                    Treasurer and Chief
                                             Financial Officer                             September 23, 1994

HELEN P. OSTER
- - - - - ---------------------------
(HELEN P. OSTER)                           Secretary                                       September 23, 1994

WARREN W. SMITH
- - - - - ---------------------------
(WARREN W. SMITH)                          Chief Accounting Officer                        September 23, 1994

SAMUEL B. FORTENBAUGH III
- - - - - ---------------------------
(SAMUEL B. FORTENBAUGH III)                Director                                        September 23, 1994

JUDITH G. HYERS
- - - - - ---------------------------
(JUDITH G. HYERS)                          Director                                        September 23, 1994

M.  RICHARD ROSE
- - - - - ---------------------------
(M.  RICHARD ROSE)                         Director                                        September 23, 1994

RALPH R. WHITNEY, JR.
- - - - - ---------------------------
(RALPH R. WHITNEY, JR.)                    Director                                        September 23, 1994

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

         Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. and its subsidiaries referred to in our report dated August 19, 1994 appearing on page 16 in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) (2) of this Form 10-K.

         In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP

Stamford, Connecticut
August 19, 1994

                                                                     SCHEDULE II

                        BALDWIN TECHNOLOGY COMPANY, INC

                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                 (IN THOUSANDS)



                                     BALANCE AT
                                     BEGINNING                                                       BALANCE
                                         OF                                                          AT END
   NAME OF DEBTOR                      PERIOD      ADDITIONS             DEDUCTIONS                 OF PERIOD
- - - - - ---------------------                ----------    ---------     -------------------------       ----------------
                                                                  AMOUNTS        AMOUNTS                    NOT
                                                                 COLLECTED     WRITTEN OFF       CURRENT  CURRENT
                                                                 ---------     -----------       -------  -------
Gerald A. Nathe (1)                      $0          $1,871                                       $1,871
D. John Youngman (1)                     $0          $  167                                       $  167
William J. Lauricella (1)                $0          $  167                                       $  167

  (1) All notes receivable are payable upon demand and carry interest rates of LIBOR plus 1.25% which are set quarterly. The notes receivable are collateralized by, in the case of Mr. Nathe, a pledge of 315,144 shares of the Company's Common Stock and in the cases of from Mr. Youngman and Mr. Lauricella, a pledge by each of 25,000 shares of the Company's Common Stock. Amounts receivable above include interest receivable through June 30, 1994.
See Note 15 - Notes to Consolidated Financial Statements.

                                                                   SCHEDULE VIII

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE AT      CHARGED        CHARGED
                                        BEGINNING         TO              TO                          BALANCE
                                             OF        COSTS AND        OTHER                          AT END
                                          PERIOD        EXPENSES       ACCOUNTS    DEDUCTIONS        OF PERIOD
                                        ---------      ---------       --------    ----------        ---------
Year ended June 30,
  1994
Allowance for doubtful
  accounts (deducted
  from accounts
  receivable)                            $ 1,831        $1,589(1)                  $    211           $ 3,209
Valuation allowance
  for deferred tax
  asset (deducted
  from prepaid and
  other assets)                          $16,537                       $328        $  1,200(2)        $15,665
Year ended June 30,
  1993
Allowance for doubtful
  accounts (deducted
  from accounts
  receivable)                            $ 1,099        $  814                     $     82           $ 1,831
Valuation allowance
  for deferred tax
  asset (deducted
  from prepaid and
  other assets)                                                                    $ 16,537(3)        $16,537
Year ended June 30,
  1992
Allowance for
  doubtful accounts
  (deducted from
  accounts receivable)                   $ 1,502        $   83                     $    486           $ 1,099


(1) The amount expensed is primarily due to a potential bad debt in the Company's Asia Pacific Sector where the debtor has filed a plan of reorganization.

(2) The reduction in the amount of the valuation allowance is the result of improved earnings in the Company's domestic operations. See Note 10 - Notes to Consolidated Financial Statements.

(3) Amount recorded is a result of adoption of FASB Statement No. 109, Accounting for Income Taxes.

                                                                     SCHEDULE IX

                        BALDWIN TECHNOLOGY COMPANY, INC.
                             SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)

                                                                         MAXIMUM        AVERAGE      WEIGHTED
                                                                          AMOUNT         AMOUNT       AVERAGE
                                                                           OUT-           OUT-       INTEREST
                                CATEGORY OF      BALANCE     WEIGHTED    STANDING       STANDING       RATE
                                AGGREGATE           AT       AVERAGE      DURING         DURING        DURING
                                SHORT-TERM        END OF     INTEREST       THE            THE          THE
                                BORROWINGS        PERIOD     RATE(1)      PERIOD        PERIOD(1)    PERIOD(1)
                                ----------       --------    --------     -------       ---------    ---------
Year ended
  June 30, 1994                    Banks         $5,891        6.59%      $16,193        $ 8,920        7.71%
Year ended
  June 30, 1993                    Banks         $9,069        7.84%      $15,062        $11,428        8.68%
Year ended
  June 30, 1992                    Banks         $6,505        7.92%      $19,131        $12,266        9.63%

(1) Averages are weighted by month for the period of time granted. Averages reflect the monthly amount of short-term borrowings in use and the respective rates of interest therein.

                             EXHIBIT INDEX
                             --------------

Exhibit
  No.                               Description
- - - - - -------                             -----------

  3.1 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 4, 1986. Filed as Exhibit 3.1 to the company's registration statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

  3.2 Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1988. Filed as Exhibit 3.2 to the Company's Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.

  3.3 Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 20, 1990. Filed as Exhibit 3.3 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

  3.4 By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

 10.1 Baldwin Technology Company, Inc. Amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company's Registration Statement (No. 33-31163) on form S-1 and incorporated herein by reference.

 10.2 Amendment to the Baldwin Technology Company, Inc. Amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

 10.3 Baldwin Technology Company, Inc. 1990 Directors' Stock Option Plan. Filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

                            EXHIBIT INDEX (Con't)
                            -------------

Exhibit
  No.                             Description
- - - - - -------                           -----------

 10.4 Baldwin Technology Corporation Profit Sharing Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

 10.5 Baldwin Technology Corporation Executive and Key Person Bonus Plan. Filed as Exhibit 10.4 to the Company's Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

 10.6 Agreement, effective as of July 1, 1990, between Baldwin Technology Corporation, Baldwin Graphic Systems, Inc. and Harold W. Gegenheimer, as guaranteed by Baldwin Technology Company, Inc. Filed as Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

 10.7 Agreement, effective as of July 1, 1990, between Baldwin Technology Company, Inc. and Harold W. Gegenheimer. Filed as Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

 10.8 Consulting Agreement, effective as of July 1, 1991, between Baldwin Technology Company, Inc. and Judith G. Hyers. Filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

 10.9 Consulting Agreements dated as of January 1, 1990 between each of Baldwin Americas Corporation, Baldwin Asia Pacific Corporation and Baldwin Europe Consolidated Inc., and Polestar, Ltd. filed as Exhibit 10.8 on the Company's Form 10-K dated September 25, 1990 and incorporated herein by reference.

 10.10 * Employment Agreement dated as of July 1, 1990 between the Company and Wendell M. Smith filed as Exhibit 10.9 to the Company's Form 10-K dated September 25, 1990 and incorporated herein by reference.

 10.11 License Agreement between Baldwin Technology Corporation and Hans Jacobs Moestue, as assigned to Moestue Limited. Filed as Exhibit 10.15 to the Company's Registration
             Statement (No 33-10028) on Form S-1 and incorporated herein by reference.

 10.12 * Employment Agreement, dated as of November 16, 1988, between Baldwin-Japan Limited and Akira Hara. Filed as
             Exhibit 10.22 to the Company's Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.

 10.13 Stock Purchase Agreement, dated as of April 13, 1990, between RZ Corporation, The Dyson-Kissner-Moran Corporation and the Company. Filed as Exhibit 1 to the Company's Form
             8-K dated April 26, 1990 and incorporated herein by reference.

 10.14 Amendment No. 1 to the Company's Form 8-K (as filed on April 13, 1990) and dated October 9, 1990 for the acquisition of Misomex AB and subsidiaries and Misomex of North America, Inc.--Exhibits (a) and (b) incorporated herein by reference.

 10.15 Assignment of Stock Purchase Agreement, dated May 27, 1990, between the Company and Misomex Acquisition Company. Filed as
             Exhibit 2 to the Company's Form 8-K dated August 13, 1990 and incorporated herein by reference.

                         EXHIBIT INDEX (Con't)
                         -------------


Exhibit
  No.                          Description
- - - - - -------                        -----------

 10.16 Assignment of Stock Purchase Agreement dated May 28, 1990, between the Company and Misomex Acquisition AB. Filed as
             Exhibit 3 to the Company's Form 8-K dated August 13, 1990 and incorporated herein by reference.

 10.17 Agreement and Plan of Merger, dated as of April 26, 1989, among Enkel Corporation, Bengt Kuller, Enkel Acquisition Corporation and the Company. Filed as Exhibit I to the Company's report on Form 8-K dated May 7, 1989 and incorporated herein by reference.

 10.18 Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

 10.19 Baldwin Technology Company, Inc. Employee Stock Ownership Plan. Filed as Exhibit 10.50 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

 10.20 Consulting Agreement dated as of June 30, 1989 between Baldwin Asia Pacific Corporation and A-PLUS LTD. Filed as Exhibit
             10.51 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

 10.21 Baldwin Technology Company, Inc. Worldwide Employee Stock Ownership Plan. Filed as Exhibit 10.52 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

 10.22 * Employment Agreement, effective as of August 5, 1993 between Baldwin Technology Company, Inc. and Gerald A. Nathe (filed herewith).

 10.23 8.17% Senior Note Agreement dated October 29, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Life Insurance Company (filed herewith).

 10.24 $20,000,000 Revolving Credit Agreement dated November, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and NationsBank of North Carolina, National Association (filed herewith).

 21.         List of Subsidiaries of Registrant (filed herewith).

 23.         Consent of Price Waterhouse (filed herewith).

 27.         Financial Data Schedule (filed herewith).

 28. Post-effective Amendment to the Company's previously filed Form S-8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.