Form 10-Q
period 1994-09-30
BALDWIN TECHNOLOGY CO INC
filed 1994-11-04
CIK 805792

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934


For quarter ended               September 30, 1994

                               OR

[          ] Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number              1-9334


                       BALDWIN TECHNOLOGY COMPANY, INC
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

          YES  X .                      NO    .



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at October 31, 1994


       Class A Common Stock
          $0.01 par value                         15,976,230

       Class B Common Stock
          $0.01 par value                          1,865,000



           Total number of pages in this document   10













                BALDWIN TECHNOLOGY COMPANY, INC.

                              INDEX





                                                            Page


Part I    Financial Information


          Consolidated Balance Sheet -
           September 30, 1994 and June 30, 1994               1


          Consolidated Statement of Income -
           Three months ended
           September 30, 1994 and 1993                        2


          Consolidated Statement of Changes in
           Shareholders' Equity - three months
           ended September 30, 1994                           3

          Consolidated Statement of Cash Flows -
           Three Months ended
           September 30, 1994 and 1993                       4-5


          Notes to Consolidated Financial Statements          6


          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                        7-8



Part II   Other Information


          Item 6    Exhibits and Reports on Form 8-K          9



Signatures                                                   10

                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                     September 30, June 30,
                                                           1994     1994
                                  ASSETS
CURRENT ASSETS:
 Cash                                                   $  9,450  $  9,768
 Short-term interest bearing securities                    2,948     8,766
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,510 ($3,209 at June 30, 1994)   36,106    31,253
 Notes receivable trade                                   14,573    12,411
 Inventories                                              35,208    32,939
 Prepaid expenses and other                                7,953     8,263
       Total current assets                              106,238   103,400

MARKETABLE SECURITIES, at cost:
 (Market $1,081; $1,190 at June 30, 1994)                    923       918

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                        2,317     2,284
 Machinery and equipment                                   8,774     8,516
 Furniture and fixtures                                    5,193     5,075
 Leasehold improvement                                     1,752     1,615
 Capital leases                                            7,511     7,295
                                                          25,547    24,785
 Less:  Accumulated depreciation and amortization         18,051    17,172
   Net property, plant and equipment                       7,496     7,613

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $2,763 ($2,584 at
 June 30, 1994)                                            6,041     6,123
GOODWILL, less accumulated amortization of $8,124
 ($7,579 at June 30, 1994)                                61,017    60,584
OTHER ASSETS                                               8,463     8,578
TOTAL ASSETS                                            $190,178  $187,216

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                          $  7,050  $  5,891
 Current portion of long-term debt                           135       142
 Accounts payable, trade                                  10,489    11,472
 Notes payable, trade                                     10,321    11,079
 Accrued salaries, commissions, bonus and profit-sharing   7,737     7,861
 Customer deposits                                         6,062     4,139
 Accrued and withheld taxes                                1,647     1,742
 Income taxes payable                                      3,759     4,374
 Other accounts payable and accrued liabilities           12,042    11,602
      Total current liabilities                           59,242    58,302

LONG-TERM LIABILITIES:
 Long-term debt                                           32,063    32,230
 Other long-term liabilities                               9,029     8,604
      Total long-term liabilities                         41,092    40,834
       Total liabilities                                 100,334    99,136

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,011,586 shares issued
  (16,010,706 at June 30, 1994)                              160       160
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                         20        20
 Capital contributed in excess of par value               54,841    54,837
 Retained earnings                                        36,815    35,980
 Cumulative translation adjustment                          (739)   (1,900)
 Less:  Treasury stock, at cost:
   Class A - 75,356 shares (21,756 at June 30, 1994)
   Class B - 135,000 shares (135,000 at June 30, 1994)    (1,253)   (1,017)
     Total shareholders' equity                           89,844    88,080
COMMITMENTS                                              ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $190,178  $187,216

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   - 1 -







                   BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENT OF INCOME
                 (in thousands, except per share data)
                              (Unaudited)



                                           For the three months
                                           ended September 30,
                                            1994         1993

Net sales                                  $47,639      $46,412
Cost of goods sold                          31,280       30,219

Gross Profit                                16,359       16,193

Operating expenses:
 General and administrative                  5,419        5,195
 Selling                                     4,760        4,724
 Engineering                                 2,716        2,578
 Research and development                    1,339        1,430
                                            14,234       13,927
Operating income                             2,125        2,266

Other (income) expense
 Interest expense                              821        1,062
 Interest (income)                            (113)         (79)
 Other (income) expense, net                  (253)         (74)
                                               455          909

Income before taxes                          1,670        1,357

Provision for income taxes                     835          727
Net income                                 $   835      $   630
Net income per common and
 common equivalent share                   $  0.05      $  0.04

Dividends declared
 Per share - Class A
 Per share - Class B
Weighted average number of
 shares outstanding                         17,916       17,974



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

                                                  BALDWIN TECHNOLOGY COMPANY INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (in thousands, except share data)
                                                            (Unaudited)



                                                                           Capital
                                     Class A              Class B        Contributed              Cumulative
                                   Common Stock         Common Stock      in Excess    Retained   Translation     Treasury Stock
                                  Shares    Amount     Shares   Amount     of Par      Earnings   Adjustment     Shares     Amount

Balance at June 30, 1994        16,010,706   $160    2,000,000    $20      $54,837      $35,980     $(1,900)    (156,756)  $(1,017)

Net income for the three months                                                             835

Stock options exercised                880                                       4

Purchase of treasury stock                                                                                       (53,600)     (236)

Translation adjustment                                                                                1,161

Balance at September 30, 1994   16,011,586   $160    2,000,000    $20      $54,841      $36,815     $  (739)    (210,356)  $(1,253)










The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)



                                                      For the three months
                                                      ended September 30,
                                                         1994       1993
Cash Flows from operating activities:
 Income from continuing operations                    $   835     $   630
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                         1,161       1,217
  Accrued retirement pay                                   85          52
  Provision for losses on accounts receivable              19          73
  Changes in assets and liabilities net of
   effects from subsidiary purchase -
   Accounts and notes receivable, net                  (6,556)     (1,421)
   Inventories                                         (1,845)     (2,020)
   Prepaid expenses and other                             384      (1,115)
   Customer deposits                                    1,877         613
   Accrued compensation                                  (208)       (561)
   Accounts and notes payable, trade                   (1,861)     (1,310)
   Income taxes payable                                  (604)          7
   Accrued and withheld taxes                            (127)       (300)
   Other accounts payable and accrued liabilities        (144)        250
   Interest payable                                       503          (4)

     Net cash used by continuing operations            (6,481)     (3,889)

Cash flows from investing activities:
 Additions of property, net                              (356)       (433)
 Additions of patents, trademarks and drawings, net       (70)        (96)
 Other assets                                             158        (215)

   Net cash used by investing activities                 (268)       (744)

Cash flows from financing activities:
 Long-term borrowings                                   1,000         110
 Long-term debt repayment                              (1,198)     (2,535)
 Short-term borrowings                                    984       4,240
 Short-term debt repayment                                         (2,852)
 Stock options exercised                                    4
 Principal payments under capital lease
  obligations                                            (129)       (187)
 Treasury stock purchased                                (236)
 Other long-term liabilities                               26          51

   Net cash provided (used) by financing activities       451      (1,173)

 Effects of exchange rate changes                         162         123

 Net decrease in cash and
  cash equivalents                                     (6,136)     (5,683)

 Cash and cash equivalents at beginning of year        18,534      19,676

 Cash and cash equivalents at end of period           $12,398     $13,993








        The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)




Supplemental disclosures of cash flow information:

                                                      For the three months
                                                      ended September 30,
                                                        1994        1993
                                                         (in thousands)
Cash paid during the period for:-
     Interest                                          $1,324      $1,066
     Income taxes                                      $1,450      $  691



Supplemental schedule of non-cash investing and financing activities:


For the three months ended September 30, 1994:-

     During the quarter ended September 30, 1994, the Company wrote off accounts receivable, related to a Japanese customer that had filed for reorganization, of approximately $700,000 against the allowance for bad debt account. This action was taken based upon the terms of the reorganization settlement.

     The Company entered into capital lease agreements of $47,715 for the three months ended September 30, 1994.

For the three months ended September 30, 1993:-

     There were no significant non-cash transactions for the quarter ended September 30, 1993.

     The Company entered into capital lease agreements of $59,480 for the three months ended September 30, 1993.

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

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995.

     All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three month periods ended September 30, 1994 and 1993, net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, which consisted of 105,184 shares for stock options (no shares in 1993), in order to calculate net income per share. The weighted average number of common equivalent shares outstanding for the three month periods ended September 30, 1994 and 1993 were 17,915,744 and 17,973,651 respectively. Common stock equivalents calculated for fully diluted earnings per share were not significantly different from those calculated for primary.

Note 2 - Inventories:

     Inventories consist of the following:-

                                September 30,          June 30,
                                    1994                 1994

     Raw material                $15,730,000         $13,991,000
     In process                   10,570,000          10,032,000
     Finished goods                8,908,000           8,916,000

                                 $35,208,000         $32,939,000


     Inventories increased $424,000 due to translation effects of exchange from June 30, 1994 to September 30, 1994.

                     BALDWIN TECHNOLOGY COMPANY, INC.

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.


     Three Months Ended September 30, 1994 vs Three Months
      Ended September 30, 1993.

     Net sales for the three months ended September 30, 1994 increased by $1,227,000, or 2.6% to $47,639,000 from $46,412,000 for the three months ended September 30, 1993. Currency rate fluctuations attributable to the Company's overseas operations accounted for an increase of $1,699,000 in net sales for the current period. Product volume accounted for the remainder of the change. In terms of local currency, sales changes were mixed within the European Sector. Sales were up 4.2% in Germany, were up 5.1% in Sweden and were down 2% in the United Kingdom. Local currency Asian Sector sales were down 16.9% in Japan, down 6.4% in China but were up 86.7% in Australia and 1% in Hong Kong. In the Americas Sector, net sales increased 10.4%.

     Gross profit for the three month period ended September 30, 1994 was $16,359,000 (34.3% of net sales), as compared to $16,193,000 (34.9% of net sales) for the three month period ended September 30, 1993, an increase of $166,000 or 1%. Currency rate fluctuations increased gross profit by $511,000 with the remainder due to volume changes, product mix and other factors.

     Selling, general and administrative expenses were $10,179,000 (21.4% of net sales), for the three month period ended September 30, 1994 as compared to $9,919,000 (21.4% of net sales) for the same period of the prior year. The increase of $260,000 or 2.6% in these expenses includes currency rate fluctuations which increased these expenses by $282,000 in the current period. Other operating expenses decreased $117,000 over the same period of the prior year after currency rate fluctuations of $164,000, which increased other operating expenses, were removed.

     Interest expense for the three month period ended September 30, 1994 was $821,000 as compared to $1,062,000 for the three month period ended September 30, 1993. Decreased interest expense resulted from lower levels of indebtedness and lower interest rates due to the Company's fiscal 1993 second quarter debt refinancing. Currency rate fluctuations increased interest expense by $17,000 for the current period. Interest income was $113,000 and $79,000 for the three month periods ended September 30, 1994 and September 30, 1993, respectively. Other income and expense includes net foreign currency transaction gains (losses) of $103,000 and ($25,000) for the three months ended September 30, 1994 and 1993, respectively. Currency rate fluctuations decreased other income by $20,000 for the current period.

     The Company's effective tax rate on income before taxes was 50% for the three month period ended September 30, 1994, as compared to 53.55% for the three month period ended September 30, 1993. The difference in effective rates reflects increased domestic income. The current period's effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic income.

     Net income for the three month period ended September 30, 1994 increased by 32.5% to $835,000 from $630,000 for the three month period ended September 30, 1993, or to $0.05 and $0.04 per share, respectively. Currency rate fluctuations increased net income by $14,000 for the current period.
Weighted average equivalent shares outstanding during the three month periods ended September 30, 1994 and September 30, 1993 were 17,915,744 and 17,973,651, respectively.

           Liquidity and Capital Resources at September 30, 1994
                      Liquidity and Working Capital


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

     In November, 1993, the Company entered into a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina, as Agent. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, the Company was required to pledge certain of the shares of it's domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At September 30, 1994, this ratio was 1.79 to 1.

     Net cash used by investing activities decreased by $476,000 from $744,000 at September 30, 1993 to $268,000 at September 30, 1994 primarily due to lower capital expenditures and a reduction in a long-term note receivable. Net cash provided by financing activities increased by $1,624,000 to $451,000 at September 30, 1994 as compared to net cash used by financing activities of $1,173,000 at September 30, 1993 primarily due to the difference in debt borrowing and repayment activity.

     The Company's working capital increased from $34,998,000 at September 30, 1993, to $46,996,000 at September 30, 1994, an increase of $11,998,000 or
34.3%. Currency rate fluctuations increased working capital by $2,075,000. The remainder of the increase was due primarily to the effects of reductions in loans payable and the current portion of long-term debt resulting from the Company's debt refinancing and loans made to officers to purchase Common Stock of the Company. The Company's working capital increased by $1,898,000 or 4.2% from $45,098,000 at June 30, 1994 to $46,996,000 at September 30,
1994. Currency rate fluctuations increased working capital by $564,000. Decreases in cash and short term securities were more than offset by increases in trade accounts and notes receivable. The remainder of the increase was due to increased inventory levels and decreased trade and income tax payables which were offset by increased customer deposits.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $34,810,000, including amounts available under the Revolver. As of September 30, 1994, the Company had outstanding $10,415,000 under these lines of credit, of which $3,365,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at September 30, 1994 are $199,000 higher then they would have been if June 30, 1994 exchange rates had been used.

     Net capital expenditures made to meet the normal business needs of the Company for the three months ended September 30, 1994 and September 30, 1993, including commitments for capital lease payments, were $426,000 and $529,000, respectively.

     The Company believes its cash flow from operations and bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.


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

                      BALDWIN TECHNOLOGY COMPANY, INC

                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits.

                   4.1 Baldwin Technology Company, Inc. Second Amended and Restated 1986 Stock Option Plan (filed herewith)

                   27   Financial Data Schedule (filed herewith)

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 1994.

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

Dated:   November 04, 1994