Form 10-Q
period 1994-12-31
BALDWIN TECHNOLOGY CO INC
filed 1995-02-09
CIK 805792

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


For quarter ended               December 31, 1994

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

             YES  X .                      NO    .



                 APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                   Outstanding at January 31, 1995


          Class A Common Stock
             $0.01 par value                         15,976,230

          Class B Common Stock
             $0.01 par value                          1,840,000



              Total number of pages in this document   11

                   BALDWIN TECHNOLOGY COMPANY, INC.

                                 INDEX



                                                               Page


Part I       Financial Information


             Consolidated Balance Sheet -
              December 31, 1994 and June 30, 1994               1


             Consolidated Statement of Income -
              Three months and six months ended
              December 31, 1994 and 1993                        2


             Consolidated Statement of Changes in
              Shareholders' Equity - Six months
              ended December 31, 1994                           3


             Consolidated Statement of Cash Flows -
              Six months ended December 31, 1994 and 1993      4-5


             Notes to Consolidated Financial Statements         6


             Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                       7-10


Part II      Other Information

             Item 4    Submission of Matters to a Vote of
                       Security Holders                         10
             Item 6    Exhibits and Reports on Form 8-K         10


Signatures                                                      11

                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                     December 31, June 30,
                                                           1994     1994
                                  ASSETS
CURRENT ASSETS:
 Cash                                                   $  9,806  $  9,768
 Short-term interest bearing securities                    1,834     8,766
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,533 ($3,209 at June 30, 1994)   38,926    31,253
 Notes receivable trade                                   13,159    12,411
 Inventories                                              36,423    32,939
 Prepaid expenses and other                                7,635     8,263
       Total current assets                              107,783   103,400

MARKETABLE SECURITIES, at cost:
 (Market $950; $1,190 at June 30, 1994)                      801       918

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                        2,318     2,284
 Machinery and equipment                                   8,931     8,516
 Furniture and fixtures                                    5,339     5,075
 Leasehold improvement                                     1,738     1,615
 Capital leases                                            7,506     7,295
                                                          25,832    24,785
 Less:  Accumulated depreciation and amortization         18,448    17,172
   Net property, plant and equipment                       7,384     7,613

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $2,916 ($2,584 at
 June 30, 1994)                                            5,307     6,123
GOODWILL, less accumulated amortization of $8,547
 ($7,579 at June 30, 1994)                                60,421    60,584
OTHER ASSETS                                               8,917     8,578
TOTAL ASSETS                                            $190,613  $187,216

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                          $  8,293  $  5,891
 Current portion of long-term debt                           154       142
 Accounts payable, trade                                  10,533    11,472
 Notes payable, trade                                      9,859    11,079
 Accrued salaries, commissions, bonus and profit-sharing   6,240     7,861
 Customer deposits                                         6,221     4,139
 Accrued and withheld taxes                                1,650     1,742
 Income taxes payable                                      2,870     4,374
 Other accounts payable and accrued liabilities           12,086    11,602
      Total current liabilities                           57,906    58,302

LONG-TERM LIABILITIES:
 Long-term debt                                           32,905    32,230
 Other long-term liabilities                               9,174     8,604
      Total long-term liabilities                         42,079    40,834
       Total liabilities                                  99,985    99,136

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,011,586 shares issued
  (16,010,706 at June 30, 1994)                              160       160
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                         20        20
 Capital contributed in excess of par value               54,901    54,837
 Retained earnings                                        37,877    35,980
 Cumulative translation adjustment                        (1,081)   (1,900)
 Less:  Treasury stock, at cost:
   Class A -  35,356 shares ( 21,756 at June 30, 1994)
   Class B - 160,000 shares (135,000 at June 30, 1994)    (1,249)   (1,017)
     Total shareholders' equity                           90,628    88,080
COMMITMENTS                                              ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $190,613  $187,216

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

                                   - 1 -


                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)


                             For the three months      For the six months
                              ended December 31,       ended December 31,

                                1994      1993           1994      1993

Net sales                      $52,713   $45,446       $100,352  $ 91,858
Cost of goods sold              34,849    30,592         66,129    60,811

Gross Profit                    17,864    14,854         34,223    31,047

Operating expenses:
 General and administrative      5,663     5,462         11,082    10,657
 Selling                         5,243     4,439         10,003     9,163
 Engineering                     2,975     2,355          5,691     4,933
 Research and development        1,504     1,409          2,843     2,839
                                15,385    13,665         29,619    27,592
Operating income                 2,479     1,189          4,604     3,455

Other (income) expense
 Interest expense                  871       919          1,692     1,981
 Interest (income)                (209)      (69)          (322)     (148)
 Other (income) expense, net      (307)     (421)          (560)     (495)
                                   355       429            810     1,338

Income before taxes              2,124       760          3,794     2,117

Provision for income taxes       1,062       395          1,897     1,122

Net income                     $ 1,062   $   365       $  1,897  $    995

Net income per common and
 common equivalent share       $  0.06   $  0.02       $   0.11  $   0.06

Dividends declared
 Per share - Class A
 Per share - Class B


Weighted average number of
 shares outstanding             18,002    18,072         17,959    18,017







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

                                                  BALDWIN TECHNOLOGY COMPANY INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (in thousands, except share data)
                                                            (Unaudited)



                                                                           Capital
                                     Class A              Class B        Contributed              Cumulative
                                   Common Stock         Common Stock      in Excess    Retained   Translation     Treasury Stock
                                  Shares    Amount     Shares   Amount     of Par      Earnings   Adjustment     Shares     Amount
Balance at June 30, 1994        16,010,706   $160    2,000,000    $20      $54,837      $35,980     $(1,900)    (156,756)  $(1,017)

Net income for the six months                                                             1,897

Stock options exercised                880                                       4

Purchase of treasury stock                                                                                       (53,600)     (236)

Acquisition of treasury stock
 in exchange for cancellation
 of note receivable from former
 officer                                                                                                         (25,000)     (171)

Issuance of common stock from
 treasury to officer under
 incentive compensation agreement                                               60                                40,000      175

Translation adjustment                                                                                  819


Balance at December 31, 1994    16,011,586   $160    2,000,000    $20      $54,901      $37,877     $(1,081)    (195,356)  $(1,249)


The accompanying notes to consolidated
financial statements
are an integral part of
these statements.

   BALDWIN TECHNOLOGY COMPANY, INC.CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)



                                                        For the six months
                                                       ended December 31,
                                                         1994       1993
Cash Flows from operating activities:
 Income from continuing operations                    $ 1,897    $    995
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                         2,267       2,377
  Accrued retirement pay                                  371         207
  Provision for losses on accounts receivable              72         507
  Changes in assets and liabilities net of
   effects from subsidiary purchase -
   Accounts and notes receivable, net                  (8,372)      5,732
   Inventories                                         (3,134)     (2,399)
   Prepaid expenses and other                             518      (2,547)
   Customer deposits                                    2,053         151
   Accrued compensation                                (1,447)     (1,314)
   Accounts and notes payable, trade                   (2,094)     (3,575)
   Income taxes payable                                (1,451)        133
   Accrued and withheld taxes                            (124)       (273)
   Other accounts payable and accrued liabilities         377        (806)
   Interest payable                                        67         317

     Net cash used by operating activities             (9,000)       (495)

Cash flows from investing activities:
 Additions of property, net                              (723)       (539)
 Additions of patents, trademarks and drawings, net      (181)       (570)
 Other assets                                             471      (1,576)

   Net cash used by investing activities                 (433)     (2,685)

Cash flows from financing activities:
 Long-term borrowings                                   2,000      31,000
 Long-term debt repayment                              (1,296)    (32,238)
 Short-term borrowings                                  2,558      10,707
 Short-term debt repayment                               (324)    (13,400)
 Principal payments under capital lease
  obligations                                            (280)       (432)
 Other long-term liabilities                               27         106
 Treasury stock purchased                                (236)
 Stock options exercised                                    4          29
   Net cash provided (used) by financing activities     2,453      (4,228)

 Effects of exchange rate changes                          86        (334)

 Net (decrease) increase in cash
  and cash equivalents                                 (6,894)     (7,742)

 Cash and cash equivalents at beginning of year        18,534      19,676

 Cash and cash equivalents at end of period           $11,640    $ 11,934




        The accompanying notes to consolidated financial statements are an integral part of these statements.

                   BALDWIN TECHNOLOGY COMPANY, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


Supplemental disclosures of cash flow information:

                                                    For the six months
                                                    ended December 31,
                                                      1994      1993
                                                      (in thousands)
Cash paid during the period for:
    Interest                                         $ 1,759   $ 1,664
    Income taxes                                     $ 3,401   $ 1,029


Supplemental schedule of non-cash investing and financing activities:

For the six months ended December 31, 1994:

The Company successfully defended a patent which, under the terms of the patent purchase agreement with the patent's inventor, entitles the Company to indemnification of a portion of the legal fees incurred to defend the patent infringement. Accordingly, the Company reclassified from patents to long term assets $693,000 of legal fees. These previously capitalized patent costs will be realized as royalties become payable to the patent's inventor. At December 31, 1994, other assets included $628,000 of such costs.

In accordance with the terms of a note receivable from a former officer, the Company canceled the note in exchange for the collateral which consisted of 25,000 shares of the Company's Class B Common Stock. The balance of the note together with interest receivable was $171,000.

Under an incentive compensation agreement with an officer, the Company issued from treasury 40,000 shares of Class A Common Stock for which the accrued compensation was $235,000.

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

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and six month periods ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995.

     All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three and six month periods ended December 31, 1994 and 1993, net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, in order to calculate net income per share. Common stock equivalents for the three month periods ended December 31, 1994 and 1993 consisted of 140,252 shares and 97,552 shares, respectively for stock options. The weighted average number of common and common equivalent shares outstanding for the three month periods ended December 31, 1994 and 1993 were 18,001,699 and 18,072,362, respectively. Common stock equivalents for the six month periods ended December 31, 1994 and 1993 consisted of 122,718 shares and 42,782 shares, respectively for stock options. For the six month periods ended December 31, 1994 and 1993 the weighted average number of common and common equivalent shares were 17,958,722 and 18,017,013, respectively. Common stock equivalents calculated for fully diluted earnings per share were not materially different from those calculated for primary.

Note 2 - Inventories:

     Inventories consist of the following:

                                            December 31,    June 30,
                                                1994          1994

     Raw material                           $16,597,000   $ 13,991,000
     In process                              10,819,000     10,032,000
     Finished goods                           9,007,000      8,916,000

                                            $36,423,000    $32,939,000

     Inventories increased $350,000 due to the translation effects of exchange fluctuations from June 30, 1994 to December 31, 1994.

Note 3 - Common Stock:

     On November 17, 1994, five (5) eligible non-employee Directors of the Company were automatically granted non-qualified options for a total of 4,485 shares of Class A Common Stock and 515 shares of Class B Common Stock under the Company's 1990 Directors' Stock Option Plan at $5.00 and $6.25, respectively, the fair market values on the date of grant. Restrictions, as described in the Company's 1991 Proxy Statement, are similar to the 1986 Stock Option Plan, as amended, with the exception of the dates of exercise, vesting and termination.

                   BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

     Six Months Ended December 31, 1994 vs. Six Months
     Ended December 31, 1993.

     Net sales for the six months ended December 31, 1994 increased by $8,494,000 (9.3%) to $100,352,000 from $91,858,000 for the six months ended December 31, 1993. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $4,279,000 for the current period with product volume accounting for the remainder of the change. In terms of local currency, sales changes were mixed within the European Sector. Sales were up 1.6% in Germany, up 9.6% in the United Kingdom and were down by 0.95% in Sweden. Local currency Asian Sector sales declined 5.5%. In the Americas Sector, net sales increased by 11.6%.

     Gross profit for the six month period ended December 31, 1994 was $34,223,000 (34.1% of net sales) as compared to $31,047,000 (33.8% of net sales) for the six month period ended December 31, 1993, an increase of $3,716,000 or 10.2%. Margins increased by $1,433,000 on fluctuations in currency rates with the remainder due to increased volume.

     Selling, general and administrative expenses were $21,085,000 (21.0% of net sales) for the six month period ended December 31, 1994 as compared to $19,820,000 (21.6% of net sales) for the same period of the prior year, an increase of $1,265,000 or 6.4% in these expenses of which, $780,000 was due to currency rate fluctuations. Increased selling expenses, related to sales volume increases and trade shows, were primarily responsible for the increase in the current period. Other operating expenses increased by $762,000 over the same period of the prior year of which $458,000 was due to currency rate fluctuations with the remaining increase primarily related to increased engineering expenses for the design of new products.

     Interest expense for the six month period ended December 31, 1994 was $1,692,000 as compared to $1,981,000 for the six month period ended December 31, 1993. Decreased interest expense was primarily related to lower interest rates due to the Company's fiscal 1994 second quarter debt refinancing. Currency rate fluctuations increased interest expense by $47,000 for the current period. Interest income was $322,000 and $148,000 for the six month periods ended December 31, 1994 and December 31, 1993, respectively. Other income increased marginally on increased net royalty income and other income and included foreign currency transaction gains of $57,000 and $354,000 for the six month periods ended December 31, 1994 and 1993, respectively. The effects of currency rate fluctuations decreased other income by $51,000 for the current period.

     The Company's effective tax rate was 50% for the six month period ended December 31, 1994, as compared to 53% for the six month period ended December 31, 1993. The difference in effective rates results primarily from increased domestic income. The effective rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic source income and foreign source losses for which no tax loss carryback benefit is available. Currency rate fluctuations increased the provision for income taxes by $48,000 for the current period.

     Net income for the six month period ended December 31, 1994 increased by $902,000 or 90.7% to $1,897,000 from $995,000 for the six month period ended December 31, 1993, or to $0.11 from $0.06 per share, respectively. Currency rate fluctuations increased net income by $48,000 for the current period. Weighted average equivalent shares outstanding during the six month periods ended December 31, 1994 and December 31, 1993 were 17,958,722 and 18,017,013 respectively.

     Three Months Ended December 31, 1994 vs. Three Months
     Ended December 31, 1993.

     Net sales for the three months ended December 31, 1994 increased by $7,267,000 (16.0%) to $52,713,000 from $45,446,000 for the three months ended December 31, 1993. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $2,733,000 for the current period with product volume accounting for the remainder of the increase. In terms of local currency, sales changes were mixed within the European Sector. Sales were down 0.5% in Germany, up 20.0% in the United Kingdom and down 5.1% in Sweden. Local currency Asian Sector sales increased 9.2%. In the Americas Sector, net sales increased 12.7% for the period.

     Gross profit for the three month period ended December 31, 1994 was $17,864,000 (33.9% of net sales) as compared to $14,854,000 (32.7%
of net sales) for the three month period ended December 31, 1993, an increase of $3,010,000 or 20.3%. Margins increased by $922,000 due to currency rate fluctuations with the remainder due to increased volume.

     Selling, general and administrative expenses were $10,906,000 (20.7% of net sales) for the three month period ended December 31, 1994 as compared to $9,901,000 (21.8% of net sales) for the same period of the prior year, an increase of $1,005,000 or 10.2% in these expenses. Currency rate fluctuations increased these expenses by $498,000 in the current period. Increased selling expenses related to sales volume increases and trade shows were primarily responsible for the increase in the current period. Other operating expenses increased by $715,000 or 19.0% over the same period of the prior year of which $274,000 was due to currency rate fluctuations with the remaining increase primarily related to increased engineering expenses for the design of new products.

     Interest expense for the three month period ended December 31, 1994 was $871,000 as compared to $919,000 for the three month period ended December 31, 1993. Decreased interest expense was primarily related to lower interest rates due to the Company's fiscal 1994 second quarter debt refinancing. Currency rate fluctuations increased interest expense by $30,000 for the current period. Interest income was $209,000 and $69,000 for the three month periods ended December 31, 1994 and December 31, 1993, respectively. Other income decreased primarily due to foreign currency transaction losses versus gains of ($46,000) and $379,000 for the three month periods ended December 31, 1994 and 1993, respectively, which was partially offset by increased net royalty and other income. Currency rate fluctuations decreased other income by $31,000 for the period.

     The Company's effective tax rate was 50% for the three month period ended December 31, 1994, as compared to 52% for the three month
period ended December 31, 1993.   The difference in effective rates
results primarily from increased domestic source income. The effective rate reflects the impact of foreign source income which is generally taxed at substantially higher rates than domestic source income and foreign source losses for which no tax loss carryback benefit is available. Currency rate fluctuations increased the provision for income taxes by $34,000 for the current period.

     Net income for the three month period ended December 31, 1994 increased by $697,000 or 191% to $1,062,000 from $365,000 for the three month period ended December 31, 1993, or to $0.06 from $0.02 per share, respectively. Currency rate fluctuations increased net income by $34,000 for the current period. Weighted average equivalent shares outstanding during the three month periods ended December 31, 1994 and December 31, 1993 were 18,001,699 and 18,072,362, respectively.

         Liquidity and Capital Resources at December 31, 1994
                    Liquidity and Working Capital


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

          Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At December 31, 1994, this ratio was 1.86 to 1.

          Net cash used by investing activities decreased by $2,252,000 from $2,685,000 at December 31, 1993 to $433,000 at
December 31, 1994. The December 31, 1993 amount was significantly impacted by the capitalization of costs associated with the Company's debt refinancing. The remainder of the decrease was due to reduction of a long term note receivable, recognition of less prepaid tax in the period and lower overall capital expenditures. Net cash provided by financing activities increased by $6,681,000 to $2,453,000 at December 31, 1994 as compared to net cash used by financing activities of $4,228,000 at December 31, 1993 primarily due to the difference in debt borrowing and repayment activity.

          The Company's working capital increased from $40,182,000 at December 31, 1993, to $49,877,000 at December 31, 1994, an increase of $9,695,000 or 24.1%. Currency rate fluctuations increased working capital by $3,168,000. The remainder of the increase was due primarily to the effects of increases in trade accounts receivable, due to both an increase in sales to direct customers in the Asia-Pacific Sector and increased December sales overall, offset by decreases in cash, short term securities and inventories. The increase in current assets was partially offset by a net increase in current liabilities which included increases in customer deposits and loans payable offset by decreases in trade notes payable and other accounts payable and accrued liabilities. The Company's working capital increased by $4,779,000 or 10.6% from $45,098,000 at June 30, 1994 to $49,877,000 at December 31, 1994. Currency rate fluctuations increased working capital by $330,000. The increase in working capital was due to increases in both trade accounts and notes receivable and inventories and was partially offset by a decrease in short term interest bearing securities. Decreases in trade accounts and notes payable, income taxes payable and accrued compensation were offset by increases in loans payable and customer deposits.

          The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $34,737,000, including amounts available under the Revolver. As of December 31, 1994, the Company had outstanding $12,658,000 under these lines of credit, of which $4,365,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at December 31, 1994 are $151,000 higher then they would have been if June 30, 1994 exchange rates had been used.

          Net capital expenditures made to meet the normal business needs of the Company for the six months ended December 31, 1994 and December 31, 1993, including commitments for capital lease payments, were $904,000 and $1,109,000, respectively.

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





                   BALDWIN TECHNOLOGY COMPANY, INC.

                                PART II

                           OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on
November 17, 1994.

          (c) A brief description of matters voted upon and the results of the voting follows:


          Proposal 1 - To elect three Class I Directors to serve for three-year terms or until their successors are elected and qualify.


               SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                              Total Vote For      Total Vote Withheld
                               Each Director       From Each Director
Class A

Judith A. Booth                  13,055,912            237,315
Wendell M. Smith                 13,086,111            207,116
Samuel B. Fortenbaugh III        13,086,579            206,648

Class A & B

Wendell M. Smith                   29,743,701          207,116
Samuel B. Fortenbaugh III          29,744,169          206,648



Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended December 31, 1994.

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







Dated:    February 08, 1995