Form 10-Q
period 1995-03-31
BALDWIN TECHNOLOGY CO INC
filed 1995-05-04
CIK 805792

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934


For quarter ended                  March 31, 1995

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

          YES  X .                      NO    .


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at April 30, 1995

       Class A Common Stock
          $0.01 par value                         15,976,230

       Class B Common Stock
          $0.01 par value                          1,835,883


                   Total number of pages in this document   12


                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX


                                                                           Page


Part I    Financial Information


          Consolidated Balance Sheet -
           March 31, 1995 and June 30, 1994                  1


          Consolidated Statement of Income -
           Three months and nine months ended
           March 31, 1995 and 1994                           2


          Consolidated Statement of Changes in
           Shareholders' Equity - Nine months
           ended March 31, 1995                              3

          Consolidated Statement of Cash Flows -
           Nine months ended March 31, 1995 and 1994         4


          Notes to Consolidated Financial Statements         6


          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                        7



Part II   Other Information

          Item 6    Exhibits and Reports on Form 8-K         11



Signatures                                                   12



                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                        March 31, June 30,
                                                           1995     1994
                                  ASSETS
CURRENT ASSETS:
 Cash                                                   $  8,909  $  9,768
 Short-term interest bearing securities                    4,036     8,766
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,763 ($3,209 at June 30, 1994)   42,459    31,253
 Notes receivable trade                                   15,665    12,411
 Inventories                                              42,459    32,939
 Prepaid expenses and other                                7,936     8,263
       Total current assets                              121,464   103,400

MARKETABLE SECURITIES, at cost:
 (Market $932; $1,190 at June 30, 1994)                      896       918

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                        2,333     2,284
 Machinery and equipment                                   8,745     8,516
 Furniture and fixtures                                    5,793     5,075
 Leasehold improvement                                     1,772     1,615
 Capital leases                                            8,237     7,295
                                                          26,880    24,785
 Less:  Accumulated depreciation and amortization         19,712    17,172
   Net property, plant and equipment                       7,168     7,613

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $3,070 ($2,584 at
 June 30, 1994)                                            5,255     6,123
GOODWILL, less accumulated amortization of $9,153
 ($7,579 at June 30, 1994)                                61,030    60,584
OTHER ASSETS                                               9,701     8,578
TOTAL ASSETS                                            $205,514  $187,216

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                          $ 10,746  $  5,891
 Current portion of long-term debt                           156       142
 Accounts payable, trade                                  14,644    11,472
 Notes payable, trade                                     12,217    11,079
 Accrued salaries, commissions, bonus and profit-sharing   7,889     7,861
 Customer deposits                                         6,674     4,139
 Accrued and withheld taxes                                1,908     1,742
 Income taxes payable                                      2,691     4,374
 Other accounts payable and accrued liabilities           12,575    11,602
      Total current liabilities                           69,500    58,302

LONG-TERM LIABILITIES:
 Long-term debt                                           31,210    32,230
 Other long-term liabilities                               9,336     8,604
      Total long-term liabilities                         40,546    40,834
       Total liabilities                                 110,046    99,136

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,011,586 shares issued
  (16,010,706 at June 30, 1994)                              160       160
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                         20        20
 Capital contributed in excess of par value               54,881    54,837
 Retained earnings                                        39,131    35,980
 Cumulative translation adjustment                         2,552    (1,900)
 Less:  Treasury stock, at cost:
   Class A -  35,356 shares ( 21,756 at June 30, 1994)
   Class B - 164,117 shares (135,000 at June 30, 1994)    (1,276)   (1,017)
     Total shareholders' equity                           95,468    88,080
COMMITMENTS                                              ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $205,514  $187,216

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

                                   - 1 -

                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)


                             For the three months      For the nine months
                                ended March 31,           ended March 31,

                                1995      1994           1995      1994

Net sales                      $55,375   $49,403       $155,727  $141,261
Cost of goods sold              36,709    33,626        102,838    94,437

Gross Profit                    18,666    15,777         52,889    46,824

Operating expenses:
 General and administrative      6,212     5,885         17,294    16,542
 Selling                         5,125     4,341         15,128    13,504
 Engineering                     3,092     2,238          8,783     7,171
 Research and development        1,332     1,434          4,175     4,273
                                15,761    13,898         45,380    41,490
Operating income                 2,905     1,879          7,509     5,334

Other (income) expense
 Interest expense                  898       853          2,590     2,834
 Interest (income)                (146)      (84)          (468)     (232)
 Other (income) expense, net      (355)     (439)          (915)     (934)
                                   397       330          1,207     1,668

Income before taxes              2,508     1,549          6,302     3,666

Provision for income taxes       1,254       821          3,151     1,943
Net income                     $ 1,254   $   728       $  3,151  $  1,723


Net income per common and
 common equivalent share       $  0.07   $  0.04       $   0.18  $   0.10

Dividends declared
 Per share - Class A
 Per share - Class B


Weighted average number of
 shares outstanding             17,932    18,053         17,938    18,029


        The accompanying notes to consolidated financial statements are an integral part of these statements.


                                   - 2 -

BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
(PART 1 OF 2 PART TABLE)
                                     Class A              Class B
                                   Common Stock         Common Stock
                                  Shares    Amount     Shares   Amount
Balance at June 30, 1994        16,010,706   $160    2,000,000    $20

Net income for the nine months

Stock options exercised                880

Purchase of treasury stock

Acquisition of treasury stock
 in exchange for cancellation
 of note receivable from former
 officer

Issuance of common stock from
 treasury to officer under
 incentive compensation agreement

Translation adjustment

Balance at March 31, 1995       16,011,586   $160    2,000,000    $20


BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
(PART 2 OF 2 PART TABLE)

                         Capital
                       Contributed             Cumulative
                        in Excess   Retained   Translation  Treasury Stock
                          of Par    Earnings   Adjustment  Shares     Amount

Balance at
 June 30, 1994           $54,837    $35,980     $(1,900)   (156,756)  $(1,017)

Net income for
 the nine months                      3,151

Stock options exercised        4

Purchase of treasury stock                                 (57,717)      (263)

Acquisition of treasury
 stock in exchange for
 cancellation of note re-
 ceivable from former
 officer                                                   (25,000)      (171)

Issuance of common stock
 from treasury to officer
 under incentive compen-
 sation agreement             40                            40,000        175

Translation adjustment                            4,452


Balance at March 31,
 1995                     $54,881     $39,131    $ 2,552   (199,473)  $(1,276)




The accompanying notes to consolidated financial statements are an integral part of these statements.
                                                               - 3 -
BALDWIN TECHNOLOGY COMPANY, INC. CONSOLIDATED STATEMENT OF
CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)


                                                       For the nine months
                                                         ended March 31,
                                                         1995       1994
Cash Flows from operating activities:
 Income from continuing operations                    $ 3,151     $ 1,723
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                         3,488       3,574
  Accrued retirement pay                                  151         368
  Provision for losses on accounts receivable              62         978
  Changes in assets and liabilities net of
   effects from subsidiary purchase -
   Accounts and notes receivable, net                 (10,169)      3,172
   Inventories                                         (7,380)       (679)
   Prepaid expenses and other                             279      (2,928)
   Customer deposits                                    2,367       1,075
   Accrued compensation                                  (242)       (882)
   Accounts and notes payable, trade                    2,465      (5,080)
   Income taxes payable                                (1,626)        288
   Accrued and withheld taxes                              38        (206)
   Other accounts payable and accrued liabilities         (69)     (1,232)
   Interest payable                                       481         894

     Net cash (used) provided by operating activities  (7,004)      1,065

Cash flows from investing activities:
 Additions of property, net                              (882)       (767)
 Additions of patents, trademarks and drawings, net      (274)       (693)
 Other assets                                             433      (1,887)

   Net cash used by investing activities                 (723)     (3,347)

Cash flows from financing activities:
 Long-term borrowings                                   2,000      34,718
 Long-term debt repayment                              (3,335)    (33,788)
 Short-term borrowings                                  4,566      12,105
 Short-term debt repayment                             (1,096)    (15,301)
 Principal payments under capital lease
  obligations                                            (372)       (594)
 Other long-term liabilities                              (23)        (18)
 Treasury stock purchased                                (263)       (847)
 Stock options exercised                                    4          42
   Net cash provided (used) by financing activities     1,481      (3,683)

 Effects of exchange rate changes                         657          44

 Net (decrease) increase in cash
  and cash equivalents                                 (5,589)     (5,921)

 Cash and cash equivalents at beginning of year        18,534      19,676

 Cash and cash equivalents at end of period           $12,945     $13,755




        The accompanying notes to consolidated financial statements are an integral part of these statements.

                   BALDWIN TECHNOLOGY COMPANY, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


Supplemental disclosures of cash flow information:

                                                   For the nine months
                                                     ended March 31,
                                                      1995      1994
                                                      (in thousands)

Cash paid during the period for:
   Interest                                         $ 2,109   $ 3,664
   Income taxes                                     $ 4,834   $ 1,620



Supplemental schedule of non-cash investing and financing activities:

For the nine months ended March 31, 1995:

The Company successfully defended a patent which, under the terms of the patent purchase agreement with the patent's inventor, entitles the Company to indemnification of a portion of the legal fees incurred to defend the patent infringement. Accordingly, the Company reclassified from patents to long term assets $693,000 of legal fees. These previously capitalized patent costs will be realized as royalties become payable to the patent's inventor. At March 31, 1995, other assets included $591,000 of such costs.

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

During the quarter ended March 31, 1995, the Company reclassified
$279,000 of prepaid taxes previously classified as a current asset to long term other assets.

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

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and nine month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995.

     All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. For the three and nine month periods ended March 31, 1995 and 1994, net income was divided by the total of the weighted average number of common shares and common equivalent shares outstanding, in order to calculate net income per share. Common equivalent shares for the three month periods ended March 31, 1995 and 1994 consisted of 117,965 and 131,258 shares, respectively, for stock options. The total of the weighted average number of common shares and common equivalent shares outstanding for the three month periods ended March 31, 1995 and 1994 were 17,932,228 and 18,053,212, respectively. Common equivalent shares for the nine month periods ended March 31, 1995 and 1994 consisted of 121,134 and 72,274 shares, respectively, for stock options. For the nine month periods ended March 31, 1995 and 1994 the total of the weighted average number of common shares and common equivalent shares were 17,937,880 and 18,029,333, respectively. Common equivalent shares calculated for fully diluted earnings per share were not materially different from those calculated for primary earnings per share.


Note 2 - Inventories:

     Inventories consist of the following:

                                             March 31,      June 30,
                                                1995          1994

     Raw material                           $17,847,000   $ 13,991,000
     In process                              13,998,000     10,032,000
     Finished goods                          10,614,000      8,916,000

                                            $42,459,000    $32,939,000

     Inventories increased $2,140,000 due to the translation effects of exchange fluctuations from June 30, 1994 to March 31, 1995.

                   BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

     Nine Months Ended March 31, 1995 vs. Nine Months
     Ended March 31, 1994.

     Net sales for the nine months ended March 31, 1995 increased by $14,466,000 or 10% to $155,727,000 from $141,261,000 for the nine months ended March 31, 1994. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $7,657,000. Product volume was the primary reason for the remainder of the increase. In terms of local currency, sales changes were mixed within the European Sector. Sales were up 6% in Germany, were up 2% in the United Kingdom and were down 7% in Sweden. Local currency Asian Sector sales were down 1%. In the Americas Sector, net sales increased 11%.

     Gross profit for the nine month period ended March 31, 1995 was $52,889,000 (34% of net sales) as compared to $46,824,000 (33.1% of net sales) for the nine month period ended March 31, 1994, an increase of $6,065,000 or 13%. Gross profit increased by $3,580,000 due to volume increases and by $2,485,000 due to currency rate fluctuations.

     Selling, general and administrative expenses were $32,422,000 (20.8% of net sales) for the nine month period ended March 31, 1995 as compared to $30,046,000 (21.3% of net sales) for the same period of the prior year, an increase of $2,376,000 or 7.9% in these expenses. Currency rate fluctuations increased these expenses by $1,352,000 in the current period. Increased marketing expenses, related to increased sales volume and to trade shows were primarily responsible for the increase. Other operating expenses increased $1,514,000 over the same period of the prior year of which $729,000 was due to currency rate fluctuations with the remaining increase due primarily to product design engineering.

     Interest expense for the nine month period ended March 31, 1995 was $2,590,000 as compared to $2,834,000 for the nine month period ended March 31, 1994. Currency rate fluctuations increased interest expense for the current period by $120,000. Decreased interest expense was primarily related to lower interest rates. Interest income was $468,000 and $232,000 for the nine month periods ended March 31, 1995 and March 31, 1994, respectively. Other income and expense includes foreign currency transaction gains of $204,000 and $389,000 for the nine month periods ended March 31, 1995 and 1994, respectively. The effects of currency rate fluctuations increased other expense by $48,000 for the current period.

     The Company's effective tax rate was 50% for the nine month period ended March 31, 1995, as compared to 53% for the nine month period ended March 31, 1994. The difference in effective rates results primarily from increased domestic income. The effective tax rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic source income and foreign source losses for which no tax loss carryback benefit is available. Currency rate fluctuations increased the provision for income taxes by $91,000 for the current period.

     Net income for the nine month period ended March 31, 1995 increased by $1,428,000 or 82.9% to $3,151,000 from $1,723,000 for the nine month period ended March 31, 1994, or to $0.18 from $0.10 per share, respectively. Currency rate fluctuations increased net income by $91,000 for the current period. Weighted average equivalent shares outstanding during the nine month periods ended March 31, 1995 and March 31, 1994 were 17,937,880 and 18,029,333, respectively.

     Three Months Ended March 31, 1995 vs. Three Months
     Ended March 31, 1994.

     Net sales for the three months ended March 31, 1995 increased by $5,972,000 or 12% to $55,375,000 from $49,403,000 for the three months ended March 31, 1994. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $3,378,000 with product volume increases primarily responsible for the remainder of the change. In terms of local currency, sales changes were mixed within the European Sector. Sales were up 14.4% in Germany and were down 12% in United Kingdom and 16.9% in Sweden. Local currency Asian Sector sales were up by 8.7%. In the Americas Sector, net sales increased 9.6% for the period.

     Gross profit for the three month period ended March 31, 1995 was $18,666,000 (33.7% of net sales) as compared to $15,777,000 (31.9% of net sales) for the three month period ended March 31, 1994, an increase of $2,889,000 or 18.3%. Currency rate fluctuations increased gross profit by $1,052,000 with the remainder of the increase due primarily to increased sales volume.

     Selling, general and administrative expenses were $11,337,000 (20.4% of net sales) for the three month period ended March 31, 1995 as compared to $10,226,000 (20.7% of net sales) for the same period of the prior year, an increase of $1,111,000 or 10.9% in these expenses. Currency rate fluctuations increased these expenses in the current period by $572,000. The remainder of the increase was primarily selling expenses related to increased volume and trade shows. Other operating expenses increased $752,000 or 20.5% over the same period of the prior year. Currency rate fluctuations increased these expenses for the current period by $303,000 with the remaining increase primarily related to product design engineering.

     Interest expense for the three month period ended March 31, 1995 was $898,000 as compared to $853,000 for the three month period ended March 31, 1994. Currency rate fluctuations increased interest expense for the current period by $73,000. Interest income was $146,000 and $84,000 for the three month periods ended March 31, 1995 and March 31, 1994, respectively. Other income and expense includes foreign currency transaction gains of $147,000 and $35,000 for the three month periods ended March 31, 1995 and 1994, respectively. Currency rate fluctuations decreased other expense for the period by $4,000.

     The Company's effective tax rate on income before taxes was 50% for the three month period ended March 31, 1995, as compared to 53% for the three month period ended March 31, 1994. The difference in effective rates results primarily from increased domestic source income. The effective tax rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic source income and foreign source losses for which no tax loss carryback benefit is available. Currency rate fluctuations increased the provision for income taxes by $43,000 for the current period.

     Net income for the three month period ended March 31, 1995 increased by $526,000 or 72.3% to $1,254,000 from $728,000 for the three month period ended March 31, 1994, or to $0.07 from $0.04 per share, respectively. Currency rate fluctuations increased net income by $43,000 for the current period. Weighted average equivalent shares outstanding during the three month periods ended March 31, 1995 and March 31, 1994 were 17,932,228 and 18,053,212, respectively.

          Liquidity and Capital Resources at March 31, 1995
                    Liquidity and Working Capital

     The Company's long-term debt includes $25,000,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000 and a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina, as Agent which matures in November, 1996. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, the Company was required to pledge certain of the shares of it's domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At March 31, 1995, this ratio was 1.75 to 1.

     Net cash used by investing activities decreased by $2,624,000 from $3,347,000 at March 31, 1994 to $723,000 at March 31, 1995. The
March 31, 1994 amount was significantly impacted by the capitalization of costs associated with the Company's debt refinancing. The remainder of the decrease was due primarily to a reduction of capitalized patent costs. Net cash provided by financing activities increased by $5,164,000 to $1,481,000 at March 31, 1995 as compared to net cash used by financing activities of $3,683,000 at March 31, 1994 primarily due to the difference in debt borrowing and repayment activity and lower levels of treasury stock purchased during the current period.

     The Company's working capital increased from $43,879,000 at March 31, 1994, to $51,964,000 at March 31, 1995, an increase of $8,085,000 or 18.4%. Currency rate fluctuations increased working capital by $4,045,000. The remainder of the increase was due primarily to the effects of increases in trade accounts and notes receivable, due to both an increase in sales to direct customers in the Asia-Pacific Sector and increased March 1995 sales overall and increases in inventory levels to meet customer requirements in the next succeeding quarter, offset by a decrease in cash. The increase in current assets was partially offset by a net increase in current liabilities which included increases in loans payable, trade accounts and notes payable and customer deposits. The Company's working capital increased by $6,866,000 or 15.2% from $45,098,000 at June 30, 1994 to $51,964,000 at March 31, 1995. Currency rate fluctuations increased working capital by $2,967,000. The increase in working capital was due to increases in both trade accounts and notes receivable and inventories which was partially offset by a decrease in short term interest bearing securities. Increases in loans payable, trade accounts and notes payable and customer deposits were offset by decreases in income taxes payable and accrued compensation.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $35,220,000, including amounts available under the Revolver. As of March 31, 1995, the Company had outstanding $12,996,000 under these lines of credit, of which $2,673,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at March 31, 1995 are $1,714,000 higher then they would have been if June 30, 1994 exchange rates had been used.

     Net capital expenditures made to meet the normal business needs of the Company for the nine months ended March 31, 1995 and March 31, 1994, including commitments for capital lease payments, were $1,156,000 and $1,460,000, respectively.

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

                    BALDWIN TECHNOLOGY COMPANY, INC

                                PART II

                           OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    BALDWIN TECHNOLOGY COMPANY, INC.



                    BY /s/William J. Lauricella
                          ---------------------
                               Treasurer and
                           Chief Financial Officer


Dated:    May 4, 1995