Form 10-K405
period 1995-06-30
BALDWIN TECHNOLOGY CO INC
filed 1995-09-28
CIK 805792

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ----------------

                                  FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

For the fiscal year ended June 30, 1995           Commission file number 1-9334

                      Baldwin Technology Company, Inc.
           (Exact name of registrant as specified in its charter)

                              ----------------

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

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1995 was $86,270,412.

         Number of shares of Common Stock outstanding at August 31, 1995:

                          Class A Common Stock  . . . . . .     15,847,827
                          Class B Common Stock  . . . . . .      1,835,883
                                                                ----------
                          Total . . . . . . . . . . . . . .     17,683,710

                      DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 are incorporated by reference from the Baldwin Technology Company, Inc. Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on November 16, 1995 into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)


===============================================================================

                                       TABLE OF CONTENTS                                     PAGE
                                                                                             ----
Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
Item 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .       6
Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters   . .       7
Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . .      14
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37
Item 10.   Directors, Executive Officers and Key Employees of the Registrant  . . . . . .      37
Item 11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . .      37
Item 12.   Security Ownership of Certain Beneficial Owners and Management   . . . . . . .      37
Item 13.   Certain Relationships and Related Transactions   . . . . . . . . . . . . . . .      37
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . .      37

                                     PART I

ITEM 1.  BUSINESS

         Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is the leading international manufacturer of material handling, accessory, control and pre-press equipment for the printing industry. The Company offers its customers a broad range of products designed to enhance the quality of printed products and increase the productivity and cost-efficiency of printing presses while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fountain solution and ink control systems, press and web control systems, web and material handling systems, newspaper inserter equipment and automated imposition and plate exposure equipment.

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

         The Company's products are used by printers engaged in all printing processes including lithography, gravure, letterpress and flexography. The largest share of its business is in offset (lithography) printing. Offset printing is the largest segment of the domestic printing market and is used primarily for printing books, magazines, business forms, catalogs, greeting cards, packaging and newspapers. The Company's products are designed to improve the printing process in terms of both quality of the finished product as well as its cost efficiency.

         Although offset printing represents a significant segment of the U.S. commercial printing industry, it is not as dominant in the international printing market. The Company believes that the future growth of this international market will be attributable in large part to the increased use of offset printing. The Company has established operations in each of its three major sectors to take advantage of growth opportunities in these markets. Baldwin's worldwide operations enable it to closely monitor new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing requirements of specific local markets throughout the world.

PRINCIPAL PRODUCTS

         The Company manufactures and sells more than 150 different products to printers and printing press manufacturers. The Company's product development is focused on the needs of the printer. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. Initially, after the introduction of a new product, the Company's marketing efforts usually focus on printers. With the exception of the Company's Kansa and Misomex product lines, as a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the industry increases and printers begin to specify certain of the Company's products as part of their accessory or material handling equipment package when ordering new presses. The Company's Kansa and Misomex product lines are primarily marketed to printers. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's products help printers address increasingly demanding print quality, environmental and safety issues while enhancing productivity.

Nearly all of the Company's products also significantly limit paper waste, which is especially important given the recent dramatic increases in paper prices. Vision, a new press control package has been specifically engineered to achieve a virtually seamless mechanical, electrical and electronic integration of auxiliary equipment with the press system. Its patented control technology and equipment are designed to maximize sellable press hours, environmental efficiency and waste reduction while reducing downtime. The Company's sales have historically increased about equally through both internal product development and acquisitions of product lines and companies.

         The Company's products range in price from under $100 to approximately $500,000. Baldwin's principal products are:

         CLEANING SYSTEMS. The Company's first Cleaning Systems product was the Press Washer which cleaned the ink train of an offset press. Additional Cleaning Systems products include the Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner and Guide Roll Cleaner, which all reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. Most recently, IMPACT, a patented automated blanket and press cylinder cleaning system was introduced and won a Graphic Arts Technical Foundation Intertech Award. In the fiscal years ended June 30, 1995, 1994 and 1993, net sales of Cleaning Systems represented approximately 30.2%, 32.6% and 37.8% of the Company's net sales, respectively.

         FOUNTAIN SOLUTION CONTROL SYSTEMS. Fountain Solution Control Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of water used in the offset printing process. Among the most important of these products are the Company's Refrigerated Circulators, which circulate and control the fountain solution within the printing press. In the fiscal years ended June 30, 1995, 1994 and 1993, net sales of Fountain Solution Control Systems represented approximately 13.2%, 12.6% and 11.7% of the Company's net sales, respectively.

         INK CONTROL SYSTEMS. The Company's Ink Control Systems control and regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce wasted ink and paper and allow for the use of recycled ink containers. In the fiscal years ended June 30, 1995, 1994 and 1993, net sales of Ink Control Systems represented approximately 10.3%, 9.8% and 9.3% of the Company's net sales, respectively.

         IN-LINE FINISHING SYSTEMS. The Company's In-line Finishing products allow printers to perform automatically, at press speeds, functions which previously required special handling in the bindery. These functions include numbering, perforating, gluing and cutting.

         MATERIAL HANDLING/STACKING SYSTEMS.  Baldwin's Material
Handling/Stacking Systems automate the handling of the printed product. The efficient counting, stacking, packing and compressing of printed materials helps to increase press utilization and productivity, reduce and control waste and decrease pressroom labor requirements.

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

         WEB HANDLING SYSTEMS. The Company's Web Handling Systems, produced by its Enkel and Amal subsidiaries, unwind, rewind and splice paper and other materials supplied to presses in webs and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows a more efficient flow of printed work. In the fiscal years ended June 30, 1995, 1994 and 1993, net sales of Web Handling Systems represented approximately 14.3%, 12.9% and 11.6% of the Company's net sales, respectively.

         NEWSPAPER INSERTER EQUIPMENT AND MAILING MACHINE SYSTEMS. The Company's Newspaper Inserter Equipment collates and inserts sections and advertising material into newspapers. Rising newsprint costs in the printing industry have increased pressure on printers to reduce other costs, particularly labor costs. When manual processes are replaced by newspaper inserters, payback periods as low as six months have been realized by some purchasers of this equipment. The Company's Mailing Machine Systems fold, label and prepare newspapers for mailing.

         AUTOMATED IMPOSITION, PLATE EXPOSURE AND PLOTTING AND CUTTING SYSTEMS. The Company's Automated Imposition and Plate Exposure Systems are used by printers to automate a labor intensive operation that results in the high quality and accuracy of images on plates used in the offset printing process. The Company's recently introduced Laserstepper is designed to expose both film images and digital information directly onto printing plates. The Laserstepper technology allows printers to intermix conventional film and digital data within the page, or page by page, on the plate. Furthermore, the technology allows the printer to upgrade to more efficient digital platemaking technologies without losing the flexibility to work with conventional input. Printers can thus sharpen their competitive edge in traditional markets while developing the digital capabilities needed for future success. The Platesetter is designed to image plates directly from digital data offering continuous "hands-off" plate production of large amounts of digital data. In addition to accommodating both film and plate as well as different plate sizes, it handles oversize plates, a key advantage in today's market. The Company's Plotting and Cutting systems are widely used in the packaging and corrugated carton industries and are designed to plot, cut, crease and mill a wide range of materials. In the fiscal years ended June 30, 1995, 1994 and 1993, net sales of Automated Imposition and Plate Exposure Systems represented approximately 11.7%, 14.0% and 12.8% of the Company's net sales, respectively.

WORLDWIDE OPERATIONS

         The Company believes that it is the only manufacturer of material handling, accessory, control and pre-press equipment for the printing industry which has complete product development, manufacturing and marketing facilities in three major sectors: the Americas, Europe and Asia Pacific.

         The following table sets forth the percentages of the Company's net sales attributable to its three sectors in the fiscal years ended June 30, 1995, 1994 and 1993:

                                                                 YEAR ENDED JUNE 30,
                                                              -------------------------

                                                               1995      1994      1993
                                                              -----     -----     -----
Americas  . . . . . . . . . . . . . . . . . . . . .            42.2%     42.5%     36.9%
Europe  . . . . . . . . . . . . . . . . . . . . . .            29.8      29.5      35.1
Asia Pacific  . . . . . . . . . . . . . . . . . . .            28.0      28.0      28.0
                                                              -----     -----     -----
          Total   . . . . . . . . . . . . . . . . .           100.0%    100.0%    100.0%
                                                              =====     =====     =====


         In its Americas sector, the Company operates in North, Central and South America through its U.S. subsidiaries. In its European sector, the Company operates through its subsidiaries in Germany, Sweden, Italy, the Netherlands and England. In its Asia Pacific sector, the Company operates through its subsidiaries in Japan, Hong Kong, China and Australia. All of the Company's subsidiaries are wholly owned.

         For additional information relating to the Company's operations in its three principal sectors, see Note 5 -- Notes to Consolidated Financial Statements of the Company.

ACQUISITION STRATEGY

         An important element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy involves (i) acquiring new material handling, accessory, control and pre-press products for the printing industry which can be sold through the Company's own, or the acquired entity's, distribution network and which can benefit from the Company's manufacturing expertise and financial support; (ii) entering new end-user market segments or extending existing markets; and (iii) acquiring companies which contribute new products to the Company. After it makes an acquisition, the Company typically supports the existing management of the acquired entity and participates actively with that management in implementing operational strategies with a view to enhancing the entity's sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

         MARKETING. The Company markets its products in almost all developed countries throughout the world. Although Baldwin markets a similar line of products in many of these countries, its product mix and distribution channels vary from country to country. The Company has 123 sales representatives in its three principal markets and approximately 338 dealers worldwide. The Company markets its products to printing press manufacturers and to printers. For the fiscal year ended June 30, 1995 approximately 44% of the Company's net sales were to printing press manufacturers and approximately 56% of its net sales were directly to printers.

         In its Americas and European sectors, the Company markets its products both through direct sales representatives and an extensive dealer network. In its Asia Pacific sector, the Company markets its products through direct sales representatives in Japan, Hong Kong, China and Australia and through dealers throughout the rest of Asia.

         SUPPORT. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 100 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

         BACKLOG. The Company's backlog was $71,866,000 as of June 30, 1995, $58,455,000 as of June 30, 1994 and $56,088,000 as of June 30, 1993. Backlog
represents product orders which Baldwin has received from its customers under valid contracts or purchase orders.

         CUSTOMERS. The Company has a diverse customer base. In the fiscal years ended June 30, 1995 and 1994, no customer accounted for 10% of the Company's net sales. The ten largest customers of Baldwin accounted for less than 43% of the Company's net sales for the fiscal year ended June 30, 1995. Sales of Baldwin's products are not seasonal. However, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The Company believes its research and development efforts have been an important factor in establishing and maintaining its leadership position in the field of material handling, accessory, control and pre-press equipment for the printing industry. In 1995, the Company was awarded a prestigious Intertech Award from the Graphic Arts Technical Foundation (see Principal Products - Cleaning Systems). This is the Company's sixth such award since the Intertech Award was established in 1978 to recognize technologies that are predicted to have a major impact on the graphic communications industry, but are not yet in widespread use in the marketplace. Baldwin has devoted substantial efforts to adapt its products to almost all models and sizes of printing presses in use worldwide.

         The Company has product development facilities at each of its manufacturing locations. This decentralized approach to research and development permits the Company to react quickly to meet the needs of its customers.

         Baldwin employs approximately 167 persons whose primary function is new product development or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 1995, 1994 and 1993 were $17,296,000, $15,409,000 and
$16,711,000, respectively, representing approximately 8% of the Company's net sales in each year.

PATENTS

         The Company owns and licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. These products represented a substantial portion of the Company's net sales in the fiscal year ended June 30, 1995. The Company's patents expire at different times through June, 2012; however, the expiration of patents in the near future is not expected to have a material adverse effect on the Company's sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

         The Company conducts its manufacturing operations through a number of operating subsidiaries in each of its three sectors. In North America, the Company has subsidiaries with manufacturing facilities located on the East Coast, in the Midwest and on the West Coast.

         In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany, Sweden and the United Kingdom. These facilities manufacture and assemble complete lines of products that are in demand by printers worldwide and by printing press manufacturers in Europe for shipment throughout the world. The Company also has sales/service facilities in Germany, Sweden, the United Kingdom and Italy. In Asia, Baldwin has manufacturing and assembly facilities in Japan and China and sales/service facilities in Hong Kong, China and Australia.

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

EMPLOYEES

         The Company employs 1,109 persons, 532 of whom are production employees and approximately 147 of whom are management and administrative employees. Approximately 34% of the Company's 128 employees in its Baldwin Graphic Products Division in the United States are represented by the International Association of Machinists and Aerospace Workers under a contract which expires on November 9, 1996. In Europe, employees are represented by various unions, under contracts with indefinite terms. In Sweden, 33 and 41 of the Company's 128 employees at its Misomex AB subsidiary are represented by the Swedish Industrial Salaried Employees' Association and the Swedish Metal Workers' Union, respectively, and at Amal AB, 3 employees are represented by Ledarna (SALF), 35 employees are represented by Lundsorganisationen, Metall and 20 employees are represented by Tjanstemannene Central Organisation, Svenska Industritjanstemanna Forbundet. In Germany, at Baldwin Gegenheimer GmbH, approximately 45 of the Company's 232 employees are represented by the IG Metall (Metalworker's Union) and at Misomex GmbH, 11 of the Company's employees are represented by the Grosshandel und Lagerei Burufsgenossenschaft. In the United Kingdom, 2 employees at Misomex U.K. Ltd. are represented by the N.G.A. The Company considers relations with its employees and with its unions to be good.

ITEM 2.  PROPERTIES

         The Company's facilities are divided among its three sectors and total approximately 630,000 square feet.

         In North America, manufacturing and office space leased by the Company and its subsidiaries total approximately 280,000 square feet of which space approximately 8,400 square feet is sublet. An additional 52,800 square feet of office and manufacturing space is owned by Kansa Corporation, subject to an Industrial Revenue Bond.

         In Europe, the Company has leased facilities totalling approximately 202,000 square feet comprised of office and manufacturing facilities in Germany (approximately 113,000 square feet), Sweden (approximately 64,000 square feet), the United Kingdom (approximately 20,000 square feet), Italy (approximately 3,000 square feet) and the Netherlands (approximately 2,000 square feet). In addition, the Company owns manufacturing facilities in Sweden totalling approximately 61,000 square feet.

         In Asia, the Company leases office and manufacturing facilities of approximately 33,400 square feet in Japan and 1,065 square feet in Beijing and office facilities aggregating approximately 2,435 square feet in Hong Kong, Shanghai, Melbourne and Sydney.

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

         No matters were submitted to a vote of security holders since November 17, 1994.

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

1993                                                   HIGH           LOW
----                                                   ----           ---
First Quarter . . . . . . . . . . . . . . . . . .      5.75           4.125
Second Quarter  . . . . . . . . . . . . . . . . .      5.00           3.50
Third Quarter . . . . . . . . . . . . . . . . . .      4.625          3.375
Fourth Quarter  . . . . . . . . . . . . . . . . .      5.375          4.50

1994
----

First Quarter . . . . . . . . . . . . . . . . . .      5.75           4.875
Second Quarter  . . . . . . . . . . . . . . . . .      5.625          4.25
Third Quarter . . . . . . . . . . . . . . . . . .      5.875          4.25
Fourth Quarter  . . . . . . . . . . . . . . . . .      6.625          4.625

1995
----

First Quarter . . . . . . . . . . . . . . . . . .      5.875          4.8125
Second Quarter  . . . . . . . . . . . . . . . . .      6.125          5.00
Third Quarter (through September 22)  . . . . . .      6.375          5.25

         (b) CLASS B COMMON STOCK

         The Company's Class B Common Stock has no established public trading market.

         (c) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         As of August 31, 1995, the approximate number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 537 and 25, respectively. The Company believes, however, that there are in excess of 4,200 beneficial owners of its Class A Common Stock.

         (d) DIVIDENDS

         Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company's Board of Directors. No dividend in cash or property can be declared or paid on shares of Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see
Note 10 -- Notes to Consolidated Financial Statements). See Note 8 -- Notes to Consolidated Financial Statements and "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for restrictions on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The Company's income statement and balance sheet data as they relate to the years ended June 30, 1995, 1994, 1993, 1992 and 1991, have been derived from the Company's audited financial statements (including the Consolidated Balance Sheet of the Company at June 30, 1995 and 1994 and the related Consolidated Statement of Income of the Company for the years ended June 30, 1995, 1994 and 1993 appearing elsewhere herein). The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                             YEAR ENDED JUNE 30,
                                          ---------------------------------------------------------
                                            1995        1994        1993        1992         1991
                                            ----        ----        ----        ----         ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Net sales . . . . . . . . . . . . . . .   $222,341    $198,055    $215,759     $221,474    $218,767
Cost of goods sold (1)  . . . . . . . .    146,727     130,051     142,564      147,071     137,150
                                          --------    --------    --------     --------    --------
Gross profit  . . . . . . . . . . . . .     75,614      68,004      73,195       74,403      81,617
                                          --------    --------    --------     --------    --------
Selling, general and administrative
   expenses (2)   . . . . . . . . . . .     45,847      42,068      42,532       41,575      42,901
Research, development and
   engineering expenses   . . . . . . .     17,296      15,409      16,711       16,970      16,007
Restructuring charge  . . . . . . . . .                                880        1,706
                                          --------    --------    --------     --------    --------
Operating income  . . . . . . . . . . .     12,471      10,527      13,072       14,152      22,709
                                          --------    --------    --------     --------    --------
Interest expense  . . . . . . . . . . .      3,436       3,694       5,850        7,167       7,737
Interest income . . . . . . . . . . . .        577         381         285          483         699
Other income, net . . . . . . . . . . .      1,130         887         462          809       3,095
                                          --------    --------    --------     --------    --------
Income from continuing operations
   before taxes   . . . . . . . . . . .     10,742       8,101       7,969        8,277      18,766
                                          --------    --------    --------     --------    --------
Provision for income taxes  . . . . . .      5,091       3,969       4,303        7,507      10,205
                                          --------    --------    --------     --------    --------
Income from continuing operations . . .      5,651       4,132       3,666          770       8,561
                                          --------    --------    --------     --------    --------
Loss from discontinued operations . . .                                          (1,842)     (1,683)
Loss on disposal of discontinued
   operations   . . . . . . . . . . . .                                          (5,894)
Extraordinary loss on extinguishment
   of debt  . . . . . . . . . . . . . .                             (1,105)
Cumulative effect of change in
   accounting for income taxes  . . . .                              1,229
                                          --------    --------    --------     --------    --------
Net income (loss) . . . . . . . . . . .   $  5,651    $  4,132    $  3,790     $ (6,966)   $  6,878
                                          ========    ========    ========     ========    ========

                                                             YEAR ENDED JUNE 30,
                                          ---------------------------------------------------------
                                            1995        1994        1993        1992           1991
                                            ----        ----        ----        ----           ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Income (loss) per share from:
   Continuing operations  . . . . . . .   $   0.32    $   0.23    $   0.21     $   0.05    $   0.50
   Discontinued operations  . . . . . .                                           (0.11)      (0.10)
Disposal of discontinued operations . .                                           (0.35)
Extinguishment of debt  . . . . . . . .                              (0.06)
Cumulative effect of change in
   accounting for income taxes  . . . .                               0.07
                                          --------    --------    --------     --------    --------
Net income (loss) per share . . . . . .   $   0.32    $   0.23    $   0.22     $  (0.41)   $   0.40
                                          ========    ========    ========     ========    ========
Cash dividends declared per share:
Class A Common Stock  . . . . . . . . .                                        $  0.012    $   0.09
                                                                               ========    ========
Class B Common Stock  . . . . . . . . .                                        $   0.01    $  0.057
                                                                               ========    ========
Weighted average shares outstanding . .     17,939      18,015      17,593       17,106      17,378
                                          ========    ========    ========     ========    ========
BALANCE SHEET DATA (AS OF THE END
   OF EACH PERIOD):
Working capital . . . . . . . . . . . .   $ 53,575    $ 45,098    $ 34,414     $ 34,313    $ 35,245
Total assets  . . . . . . . . . . . . .    209,770     187,216     188,479      206,936     212,683
Short-term debt . . . . . . . . . . . .      9,348       6,033      16,257       13,828      24,476
Long-term debt  . . . . . . . . . . . .     29,868      32,230      25,998       36,668      36,019
Shareholders' equity  . . . . . . . . .     98,888      88,080      82,864       85,135      83,114

--------------
(1) Includes all technical service expense, a portion of which was previously classified as an item of Operating Expenses in prior financial statement presentations. (See Note 3 -- Notes to Consolidated Financial Statements).

(2) Includes amortization expense for intangible assets which was previously classified as an item of Other Income and Expense in prior financial statement presentations. (See Note 3 -- Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. The Company does not consider its business to be seasonal; however, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year. The following schedule shows the Company's net sales for six-month periods over the last five fiscal years to reflect the comparison.

                                            FIRST SIX      SECOND SIX
FISCAL YEAR                                   MONTHS         MONTHS
-----------                                ------------   ------------
1995  . . . . . . . . . . . . . . . . . .  $100,352,000   $121,989,000
1994  . . . . . . . . . . . . . . . . . .    91,858,000    106,197,000
1993  . . . . . . . . . . . . . . . . . .   104,376,000    111,383,000
1992  . . . . . . . . . . . . . . . . . .   108,310,000    113,164,000
1991  . . . . . . . . . . . . . . . . . .   106,601,000    112,166,000

RESULTS OF OPERATIONS

         The following tables set forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company including the Notes thereto, presented elsewhere in this report.

                                                                YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1995      1994      1993
                                                           ------    ------    ------
Net sales . . . . . . . . . . . . . . . . . . . . .         100.0%    100.0%    100.0%
Cost of goods sold  . . . . . . . . . . . . . . . .          66.0      65.7      66.1
                                                           ------    ------    ------
Gross profit  . . . . . . . . . . . . . . . . . . .          34.0      34.3      33.9
Selling, general and administrative expenses  . . .          20.6      21.2      19.7
Research, development and engineering expenses  . .           7.8       7.8       7.7
Restructuring Charge  . . . . . . . . . . . . . . .                                .4
                                                           ------    ------    ------
Operating income  . . . . . . . . . . . . . . . . .           5.6       5.3       6.1
                                                           ------    ------    ------
Interest expense  . . . . . . . . . . . . . . . . .           1.6       1.9       2.7
Interest income . . . . . . . . . . . . . . . . . .            .3        .2        .1
Other income, net . . . . . . . . . . . . . . . . .            .5        .5        .2
                                                           ------    ------    ------
Income from operations before taxes . . . . . . . .           4.8       4.1       3.7
Provision for income taxes  . . . . . . . . . . . .           2.3       2.0       2.0
Income from operations  . . . . . . . . . . . . . .           2.5       2.1       1.7
                                                           ------    ------    ------
Extraordinary loss on extinguishment of debt  . . .                               (.5)
Cumulative effect of change in accounting for
   income taxes   . . . . . . . . . . . . . . . . .                                .6
                                                           ------    ------    ------
Net income  . . . . . . . . . . . . . . . . . . . .           2.5%      2.1%      1.8%
                                                           ======    ======    ======

COMPANY'S FISCAL YEAR ENDED JUNE 30, 1995 VERSUS FISCAL YEAR ENDED JUNE 30, 1994

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

         NET SALES. Net sales for the fiscal year ended June 30, 1995 increased by $24,286,000, or 12.3%, to $222,341,000 from $198,055,000 for the fiscal year ended June 30, 1994. Currency rate fluctuations attributable to the Company's overseas operations accounted for an increase of $14,073,000 in net sales for the current year. Product volume was the primary reason for the remainder of the increase. In terms of local currency, sales changes were mixed within the European Sector. Sales increased in Germany by 2.2%, increased in the United Kingdom by 7.9% and decreased in Sweden by 2.3%. In the Company's Asia Pacific Sector, local currency sales decreased 1.7% in Japan and 25.4% in Australia but increased by 33% in Hong Kong and 25.9% in China. In the Americas Sector, net sales increased by 11.8% for the year due to a continued strengthening and improvement in the U.S. printing equipment market.

         GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1995 was $75,614,000 (34.0% of net sales), as compared to $68,004,000 (34.3% of net sales) for the fiscal year ended June 30, 1994, an increase of $7,610,000 or 11.2%. Currency rate fluctuations increased gross profit by $4,000,000 and the primary reason for the remainder of the increase in gross profit was due to increased volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $45,847,000 (20.6% of net sales) for the fiscal year ended June 30, 1995, as compared to $42,068,000 (21.2% of net sales) for the prior year, an increase of $3,779,000. Currency rate fluctuations increased the current year's expenses by $2,283,000. The remainder of the increase was due to marketing expenses related to increased sales volumes and trade show activity offset by a reduction in bad debt expense.

         INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 1995 was $3,436,000, as compared to $3,694,000 for the fiscal year ended June 30, 1994. Interest expense decreased primarily as a result of a reduction in the amount of outstanding indebtedness. Foreign currency exchange effects increased interest expense by $408,000. Interest income was $577,000 and $381,000 for the fiscal years ended June 30, 1995 and June 30, 1994, respectively. Other income was $1,130,000 and $887,000 for the fiscal years ended June 30, 1995 and June 30, 1994, respectively, with the increase primarily due to increased royalty income. Foreign currency exchange effects decreased other income by $29,000 during the current period.

         INCOME TAXES. The Company's effective tax rate was 47.4% for the fiscal year ended June 30, 1995 as compared to 49.0% for the fiscal year ended June 30, 1994. The effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic income. The decrease from the prior year's effective rate is primarily caused by an increase in income generated by domestic operations which is taxed at rates which are generally lower than the rates applied to foreign income (see Note 9 -- Notes to Consolidated Financial Statements). Foreign currency exchange effects increased the provision for income taxes by $270,000 during the current period.

         NET INCOME. Net income for the fiscal year ended June 30, 1995 increased by $1,519,000 or 36.8% to $5,651,000 from $4,132,000 for the fiscal year ended June 30, 1994. Currency exchange effects increased reported net income by $148,000 for the current period. Net income per share was $0.32 and $0.23 for the fiscal years ended June 30, 1995 and 1994, respectively. Weighted average equivalent shares outstanding during the fiscal years ended June 30, 1995 and June 30, 1994 were 17,939,421 and 18,015,295, respectively.

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

         INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 1994 was $3,694,000, as compared to $5,850,000 for the fiscal year ended June 30, 1993. Interest expense decreased primarily as a result of the Company refinancing its debts at lower interest rates and a reduction in the amount of outstanding indebtedness. Foreign currency exchange effects reduced interest expense by $635,000. Interest income was $381,000 and $285,000 for the fiscal years ended June 30, 1994 and June 30, 1993, respectively. Other income was $887,000 and $462,000 for the fiscal years ended June 30, 1994 and June 30, 1993, respectively, with the increase primarily due to increased royalty income.

         INCOME TAXES. The Company's effective tax rate was 49% for the fiscal year ended June 30, 1994 as compared to 54% for the fiscal year ended June 30, 1993. The effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic income. The decrease from the prior year's effective rate is primarily caused by income generated by domestic operations which is taxed at rates which are generally lower than foreign rates and the recognition of previously unrecognized deferred tax benefits (see Note 9 -- Notes to Consolidated Financial Statements).


         NET INCOME. Net income for the fiscal year ended June 30, 1994 increased to $4,132,000 from $3,790,000 for the fiscal year ended June 30, 1993. Net income for the year ended June 30, 1993 includes an extraordinary charge on extinguishment of debt of $1,105,000 or $0.06 per share and a benefit for the cumulative effect of a change in accounting for income taxes of $1,229,000 or $0.07 per share (see Notes 8 and 9 -- Notes to Consolidated Financial Statements). Net income per share was $0.23 and $0.22 for the fiscal years ended June 30, 1994 and 1993, respectively. Weighted average equivalent shares outstanding during the fiscal years ended June 30, 1994 and June 30, 1993 were 18,015,295 and 17,592,845, respectively.

IMPACT OF INFLATION

         The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's long-term debt includes $25,000,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also has a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina, as Agent which matures in November, 1996. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, the Company was required to pledge certain of the shares of its domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

         Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1995, this ratio was
1.75 to 1.

         As reflected in the Consolidated Statement of Cash Flows, the net cash used by investing activities decreased by $2,956,000 from $4,463,000 at June 30, 1994 to $1,507,000 at June 30, 1995 primarily due to the amortization of costs associated with the Company's debt refinancing which were capitalized in the prior fiscal year, as well as a lower, $218,000 ($1,383,000 in 1994), increase in the recorded amount of prepaid income taxes. The net cash used by financing activities decreased during the period ended June 30, 1995 as compared to the period ended June 30, 1994 primarily due to lower net debt repayments.

         The Company's working capital increased by $8,477,000 or 18.8% from $45,098,000 at June 30, 1994 to $53,575,000 at June 30, 1995. Currency effects increased working capital by $4,358,000 for the period. The remaining net increase was largely attributable to increases in trade receivables, primarily due to the Company's record sales quarter ended June 30, 1995, and inventory levels which increased in relation to June 30, 1995 order backlog levels of $71,866,000 ($58,455,000 in 1994). Increases in net trade receivables and inventories were partially offset by decreases in short-term marketable securities and, to a lesser extent, increases in trade payables, working capital loans, customer deposits and other current liabilities.

         The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $36,679,000, including amounts available under the Revolver. As of June 30, 1995, the Company had outstanding $10,067,000 under these lines of credit, of which $879,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at June 30, 1995 are $1,721,000 higher then they would have been if June 30, 1994 exchange rates had been used.

         Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 1995 and June 30, 1994, including commitments for capital lease payments, were $1,863,000 and $1,819,000, respectively.

         The Company believes its cash flow from operations and available bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
Consolidated Balance Sheet at June 30, 1995 and June 30, 1994 . . . . . . . . . . . . .        16
Consolidated Statement of Income for the years ended June 30, 1995, June 30, 1994
   and June 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18
Consolidated Statement of Changes in Shareholders' Equity for the years ended
   June 30, 1995, June 30, 1994 and June 30, 1993   . . . . . . . . . . . . . . . . . .        19
Consolidated Statement of Cash Flows for the years ended June 30, 1995, June 30,
   1994 and June 30, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .        22

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes by adopting FASB Statement No. 109, "Accounting for Income Taxes", effective July 1, 1992.


PRICE WATERHOUSE LLP

Stamford, Connecticut
August 15, 1995

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                          JUNE 30,     JUNE 30,
                                                                            1995         1994
                                                                          --------     --------
CURRENT ASSETS:
   Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 12,719     $  9,768
   Short-term securities  . . . . . . . . . . . . . . . . . . . . . .          470        8,766
   Accounts receivable trade, net of allowance for doubtful accounts
      of $2,897 ($3,209 at June 30, 1994)   . . . . . . . . . . . . .       46,478       31,253
   Notes receivable, trade  . . . . . . . . . . . . . . . . . . . . .       16,916       12,411
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,824       32,939
   Prepaid expenses and other   . . . . . . . . . . . . . . . . . . .        8,496        8,263
                                                                          --------     --------
   Total current assets   . . . . . . . . . . . . . . . . . . . . . .      124,903      103,400
                                                                          --------     --------
MARKETABLE SECURITIES, at cost:
   (Market $971 at June 30, 1995 and $1,190 at June 30, 1994) . . . .          971          918
                                                                          --------     --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land and buildings   . . . . . . . . . . . . . . . . . . . . . . .        2,348        2,284
   Machinery and equipment  . . . . . . . . . . . . . . . . . . . . .        8,941        8,516
   Furniture and fixtures   . . . . . . . . . . . . . . . . . . . . .        5,855        5,075
   Leasehold improvements   . . . . . . . . . . . . . . . . . . . . .        1,734        1,615
   Capital leases   . . . . . . . . . . . . . . . . . . . . . . . . .        7,837        7,295
                                                                          --------     --------
                                                                            26,715       24,785
   Less: Accumulated depreciation and amortization  . . . . . . . . .       19,538       17,172
                                                                          --------     --------
   Net property, plant and equipment  . . . . . . . . . . . . . . . .        7,177        7,613
                                                                          --------     --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS,
   at cost, less accumulated amortization of $3,243 ($2,584 at
   June 30, 1994)   . . . . . . . . . . . . . . . . . . . . . . . . .        5,355        6,123
GOODWILL, less accumulated amortization of $9,734 ($7,579 at
   June 30, 1994)   . . . . . . . . . . . . . . . . . . . . . . . . .       61,477       60,584
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,887        8,578
                                                                          --------     --------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $209,770     $187,216
                                                                          ========     ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          JUNE 30,     JUNE 30,
                                                                            1995         1994
                                                                          --------     --------
CURRENT LIABILITIES:
   Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  9,188     $  5,891
   Current portion of long-term debt  . . . . . . . . . . . . . . . .          160          142
   Accounts payable, trade  . . . . . . . . . . . . . . . . . . . . .       14,895       11,472
   Notes payable, trade   . . . . . . . . . . . . . . . . . . . . . .       12,637       11,079
   Accrued salaries, commissions, bonus and profit-sharing  . . . . .        9,680        7,861
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . .        5,410        4,139
   Accrued and withheld taxes   . . . . . . . . . . . . . . . . . . .        2,321        1,742
   Income taxes payable   . . . . . . . . . . . . . . . . . . . . . .        4,389        4,374
   Other accounts payable and accrued liabilities   . . . . . . . . .       12,648       11,602
                                                                          --------     --------
            Total current liabilities   . . . . . . . . . . . . . . .       71,328       58,302
                                                                          --------     --------
LONG-TERM LIABILITIES:
   Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . .       29,868       32,230
   Other long-term liabilities  . . . . . . . . . . . . . . . . . . .        9,686        8,604
                                                                          --------     --------
            Total long-term liabilities   . . . . . . . . . . . . . .       39,554       40,834
                                                                          --------     --------
            Total liabilities   . . . . . . . . . . . . . . . . . . .      110,882       99,136
                                                                          --------     --------
SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
      16,011,586 shares issued at June 30, 1995 (16,010,706 at
      June 30, 1994)  . . . . . . . . . . . . . . . . . . . . . . . .          160          160
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
      2,000,000 shares issued   . . . . . . . . . . . . . . . . . . .           20           20
   Capital contributed in excess of par value   . . . . . . . . . . .       54,881       54,837
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .       41,631       35,980
   Cumulative translation adjustment  . . . . . . . . . . . . . . . .        4,174       (1,900)
   Less: Treasury stock, at cost:
      Class A -- 174,256 shares (21,756 at June 30, 1994)
      Class B -- 164,117 shares (135,000 at June 30, 1994)  . . . . .       (1,978)      (1,017)
                                                                          --------     --------
            Total shareholders' equity  . . . . . . . . . . . . . . .       98,888       88,080
                                                                          --------     --------
COMMITMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                          --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . .     $209,770     $187,216
                                                                          ========     ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FOR THE YEAR ENDED JUNE 30,
                                                                                        --------------------------------
                                                                                          1995        1994        1993
                                                                                        --------    --------    --------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $222,341    $198,055    $215,759
Cost of goods sold *  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          146,727     130,051     142,564
                                                                                        --------    --------    --------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           75,614      68,004      73,195
                                                                                        --------    --------    --------
Operating expenses:
   General and administrative **  . . . . . . . . . . . . . . . . . . . . . . .           24,614      23,595      24,823
   Selling  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           21,233      18,473      17,709
   Engineering  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,055       9,949      10,234
   Research and development   . . . . . . . . . . . . . . . . . . . . . . . . .            5,241       5,460       6,477
   Restructuring charge   . . . . . . . . . . . . . . . . . . . . . . . . . . .                                      880
                                                                                        --------    --------    --------
                                                                                          63,143      57,477      60,123
                                                                                        --------    --------    --------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,471      10,527      13,072
                                                                                        --------    --------    --------
Other (income) expense:
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,436       3,694       5,850
   Interest (income)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (577)       (381)       (285)
   Other (income), net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,130)       (887)       (462)
                                                                                        --------    --------    --------
                                                                                           1,729       2,426       5,103
Income from operations before taxes . . . . . . . . . . . . . . . . . . . . . .           10,742       8,101       7,969
                                                                                        --------    --------    --------
Provision for income taxes:
   Domestic:
      Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,456       1,211         104
      State   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              570         637         298
      Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,065       2,121       3,901
                                                                                        --------    --------    --------
         Total income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .            5,091       3,969       4,303
                                                                                        --------    --------    --------
Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,651       4,132       3,666
                                                                                        --------    --------    --------
   Extraordinary loss on extinguishment of debt (net of $384 tax benefit --
      Notes 2 and 8)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   (1,105)
   Cumulative effect of change in accounting for income taxes (Note 9)  . . . .                                    1,229
                                                                                                                --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  5,651    $  4,132    $  3,790
                                                                                        ========    ========    ========
Income per share from:
   Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   0.32    $   0.23    $   0.21
                                                                                        --------    --------    --------
   Extinguishment of Debt   . . . . . . . . . . . . . . . . . . . . . . . . . .                                    (0.06)
   Cumulative effect of change in accounting for income taxes . . . . . . . . .                                     0.07
                                                                                        --------    --------    --------
Net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   0.32    $   0.23    $   0.22
                                                                                        ========    ========    ========
Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . .           17,939      18,015      17,593
                                                                                        ========    ========    ========


* Includes all technical service expense, a portion of which was previously classified as an item of Operating Expenses in prior financial statement presentations. (See Note 3 -- Notes to Consolidated Financial Statements).

** Includes amortization expense for intangible assets which was previously classified as an item of Other Income and Expense in prior financial statement presentations. (See Note 3 -- Notes to Consolidated Financial Statements).

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                             CAPITAL
                                       CLASS A                CLASS B      CONTRIBUTED                              TREASURY
                                    COMMON STOCK           COMMON STOCK     IN EXCESS             CUMULATIVE         STOCK
                              ---------------------- ---------------------    OF PAR    RETAINED TRANSLATION  --------------------
                                SHARES        AMOUNT   SHARES       AMOUNT    VALUE     EARNINGS ADJUSTMENTS   SHARES      AMOUNT
                              ----------      ------ ---------      ------   -------    -------- -----------  ---------   --------
Balance at June 30, 1992      15,901,455       $159  2,000,000        $20    $54,708     $28,058     $5,805   (827,056)   $(3,615)
Year ended June 30, 1993:
  Net income for the year                                                                  3,790
  Stock options exercised         99,252          1                              335
  Sale of treasury stock                                                        (248)                          800,000      3,448
  Translation adjustment                                                                             (9,338)
  Transaction loss on hedge
    of net investment in
    foreign subsidiaries                                                                               (259)
                              ----------       ----  ---------        ---    -------     -------     ------   --------    -------

Balance at June 30, 1993      16,000,707        160  2,000,000         20     54,795      31,848     (3,792)   (27,056)      (167)
Year ended June 30, 1994:
  Net income for the year                                                                  4,132
  Stock options exercised          9,999                                          42
  Purchase of treasury stock                                                                                  (129,700)      (850)
  Translation adjustment                                                                              1,880
  Transaction gain on hedge
    of net investment in
    foreign subsidiaries                                                                                 12
                              ----------       ----  ---------        ---    -------     -------     ------   --------    -------
Balance at June 30, 1994      16,010,706        160  2,000,000         20     54,837      35,980     (1,900)  (156,756)    (1,017)
Year ended June 30, 1995:
  Net income for the year                                                                  5,651
  Stock options exercised            880                                           4
  Purchase of treasury stock                                                                                  (196,617)      (965)
  Acquisition of treasury
    stock in exchange for
    cancellation of note
    receivable from former
    officer                                                                                                    (25,000)      (171)
  Issuance of common stock
    from treasury to officer
    under incentive
    compensation agreement                                                        40                            40,000        175
  Translation adjustment                                                                              6,074
                              ----------       ----  ---------        ---    -------     -------     ------   --------    -------
Balance at June 30, 1995      16,011,586       $160  2,000,000        $20    $54,881     $41,631     $4,174   (338,373)   $(1,978)
                              ==========       ====  =========        ===    =======     =======     ======   ========    =======


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE YEAR ENDED JUNE 30,
                                                                                        --------------------------------
                                                                                          1995        1994        1993
                                                                                        --------    --------    --------
Cash flows from operating activities:
Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  5,651    $  4,132    $  3,666
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .            4,504       4,729       5,189
      Accrued retirement pay  . . . . . . . . . . . . . . . . . . . . . . . . .              149         152         155
      Provision for losses on accounts receivable   . . . . . . . . . . . . . .              190       1,589         814
      Restructuring charge  . . . . . . . . . . . . . . . . . . . . . . . . . .                                      816
Changes in assets and liabilities:
   Accounts and notes receivable  . . . . . . . . . . . . . . . . . . . . . . .          (14,003)      3,741       5,750
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,586)      1,639       3,854
   Prepaid expenses and other   . . . . . . . . . . . . . . . . . . . . . . . .             (262)     (3,704)       (500)
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,029         612        (316)
   Accrued compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,471         150         745
   Accounts and notes payable, trade  . . . . . . . . . . . . . . . . . . . . .            2,357      (4,612)     (1,079)
   Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .              (51)      1,557      (4,216)
   Accrued and withheld taxes   . . . . . . . . . . . . . . . . . . . . . . . .              394        (163)       (223)
   Other accounts payable and accrued liabilities   . . . . . . . . . . . . . .              793      (1,675)       (718)
   Interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (31)        353         (50)
                                                                                        --------    --------    --------
         Net cash (used) provided by operating activities   . . . . . . . . . .           (2,395)      8,500      13,887
                                                                                        --------    --------    --------
Cash flows from investing activities:
   Additions of property, net   . . . . . . . . . . . . . . . . . . . . . . . .           (1,331)     (1,009)       (988)
   Additions of patents, trademarks and drawings, net   . . . . . . . . . . . .             (532)       (810)     (1,054)
   Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              356      (2,644)       (328)
                                                                                        --------    --------    --------
         Net cash used by investing activities  . . . . . . . . . . . . . . . .           (1,507)     (4,463)     (2,370)
                                                                                        --------    --------    --------
Cash flows from financing activities:
   Long-term borrowings   . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,000      34,722         299
   Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,390      11,807      10,143
   Long-term debt repayment   . . . . . . . . . . . . . . . . . . . . . . . . .           (4,863)    (35,835)     (8,448)
   Short-term debt repayment  . . . . . . . . . . . . . . . . . . . . . . . . .           (2,296)    (15,301)     (7,466)
   Stock options exercised  . . . . . . . . . . . . . . . . . . . . . . . . . .                4          42         336
   Principal payments under capital lease obligations . . . . . . . . . . . . .             (524)       (739)     (1,539)
   Other long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . .             (543)        286          22
   Treasury stock purchased   . . . . . . . . . . . . . . . . . . . . . . . . .             (965)       (850)
   Sale of treasury stock   . . . . . . . . . . . . . . . . . . . . . . . . . .                                    3,200
                                                                                        --------    --------    --------
         Net cash used by financing activities  . . . . . . . . . . . . . . . .           (2,797)     (5,868)     (3,453)
                                                                                        --------    --------    --------
Effect of exchange rate changes . . . . . . . . . . . . . . . . . . . . . . . .            1,354         689         865
                                                                                        --------    --------    --------
         Net (decrease) increase in cash and cash equivalents   . . . . . . . .           (5,345)     (1,142)      8,929
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . . .           18,534      19,676      10,747
                                                                                        --------    --------    --------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . . . . . .         $ 13,189    $ 18,534    $ 19,676
                                                                                        ========    ========    ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                           FOR THE YEAR ENDED JUNE 30,
                                                                                        --------------------------------
                                                                                          1995        1994        1993
                                                                                        --------    --------    --------
                                                                                                 (IN THOUSANDS)
Cash paid during the period for:
   Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $3,467      $3,356      $5,900
   Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $5,076      $3,471      $8,098

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         Fiscal year ended June 30, 1995. The Company successfully defended a patent which, under the terms of the patent purchase agreement with the patent's inventor, entitles the Company to indemnification of a portion of the legal fees incurred to defend the patent infringement. Accordingly, the Company reclassified from patents to long term assets $693,000 of legal fees. These previously capitalized patent costs will be realized as royalties become payable to the patent's inventor. At June 30, 1995, other assets included $548,000 of such costs.

         In accordance with the terms of a note receivable from a former officer, the Company canceled the note in exchange for the collateral which consisted of 25,000 shares of the Company's Class B Common Stock. The balance of the note together with interest receivable was $171,000.

         Under an incentive compensation agreement with an officer, the Company issued from treasury 40,000 shares of Class A Common Stock for which the accrued compensation of $235,000 had been expensed at June 30, 1994.

         The Company entered into capital lease agreements of $129,000 during the year ended June 30, 1995.

         Fiscal year ended June 30, 1994. The Company established deferred tax assets during the current year in a non-cash transaction of $1,200,000.

         The Company entered into capital lease agreements of $169,000 for the year ended June 30, 1994.

         Fiscal year ended June 30, 1993. The Company adopted FAS 109, "Accounting for Income Taxes", effective July 1, 1992. The cumulative effect on prior years was recorded as a separate component of net income and deferred tax assets were established in a non-cash transaction of $1,229,000 (See Note 9 -- Notes to Consolidated Financial Statements).

         Deferred loan origination costs (see Notes 2 and 8 -- Notes to Consolidated Financial Statements) of $1,489,000 were expensed net of related deferred tax liabilities of $384,000 in connection with the Company's debt refinancing in a non-cash transaction which reduced "Other assets" and "Other long-term liabilities".

         A restructuring charge (see Note 4 -- Notes to Consolidated Financial Statements) was expensed during the fourth quarter of the fiscal year in a non-cash transaction of $880,000, recorded as a current liability in "Other accounts payable and accrued liabilities".

         The Company entered into capital lease agreements of $327,000 for the year ended June 30, 1993.

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

NOTE 1 -- ORGANIZATION OF BUSINESS:

         Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin" or the "Company") are engaged primarily in the development, manufacture and sale of material handling, accessory, control and pre-press equipment for the printing industry.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The following are the significant accounting policies followed by the
Company:

         CONSOLIDATION. The consolidated financial statements include the accounts of Baldwin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at year-end (current) exchange rates and components of revenue and expense are translated at average rates for the year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of income. Net transaction gains, credited to income for the years ended June 30, 1995, 1994 and 1993 were $152,000, $48,000 and
$140,000, respectively.

         INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $620,000 and $453,000 greater as of June 30, 1995 and 1994, respectively.

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

         GOODWILL. Goodwill represents the excess of purchase price over the fair market value of net assets acquired and is being amortized over 40 years on a straight-line basis. Goodwill is measured for possible impairment, as of each balance sheet date, based upon undiscounted future cash flows from the related operations. Should such undiscounted future cash flows be less than the carrying value, a charge to operations for the shortfall would be provided. Goodwill increased $3,135,000 in fiscal 1995 (increased $526,000 in fiscal
1994) due to the impact of foreign exchange fluctuations, primarily on the portion of goodwill related to the European operations which is predominately denominated in Swedish Krona.

         DEFERRED LOAN ORIGINATION COSTS. At June 30, 1995, these costs were $2,029,000 less $1,076,000 of accumulated amortization ($1,903,000 less $628,000 of accumulated amortization at June 30, 1994) and were included in "Other Assets". Deferred loan origination costs related to the Company's debt which was refinanced during fiscal 1994 (see Note 8 -- Notes to Consolidated Financial Statements) were charged off at June 30, 1993.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         NET INCOME PER SHARE. Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding for the years ended June 30, 1995, 1994 and 1993 were 125,370, 83,770 and 19,575, respectively.

         INVESTMENTS. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for the year ended June 30, 1995. The effect of adoption of this standard was immaterial.

NOTE 3 -- RECLASSIFICATION:

         The Company previously classified a portion of its Technical Service activities as a net operating expense prior to 1994 in financial statement presentations. In 1994, Technical Service expense was reclassified for the year ended June 30, 1993 as a component of Cost of Goods Sold. Technical Service expense previously recorded as an operating expense in the amount of $2,732,000 for the year ended June 30, 1993 was reclassified to Cost of Goods Sold.

         In 1994, the Company reclassified the expense for amortization of intangible assets, (i.e., patents, engineering drawings and trademarks, goodwill and deferred loan origination costs), that were previously recorded as a component of "Other Expense" to "General and Administrative Expense". Intangible amortization in the amount of $2,499,000 for the year ended June 30, 1993 was reclassified to General and Administrative Expense.

NOTE 4 -- RESTRUCTURING CHARGE:

         Historically, the Company has used cost containment and reduction programs to offset unfavorable changes in business activity due to the economy. As a result of the European recession the Company established a restructuring reserve of $880,000 during the fourth quarter of fiscal 1993, related to the rationalization of its workforce, for which there is no remaining recorded liability at June 30, 1995. At June 30, 1995, a previously recorded charge for restructuring in the amount of $351,000, relating to an excess facility sublease subsidy, is classified as a liability in "Other accrued" and "Other long-term" liabilities.

NOTE 5 -- BUSINESS SEGMENT INFORMATION:

         The Company operates primarily in the printing industry. The Company, through its subsidiaries, operates in three geographic sectors: the Americas, Europe and Asia Pacific. For the year ended June 30, 1995, the Company adopted a revised allocation process that provides that corporate general and administrative costs and assets are reflected as corporate expenses and assets unless such costs or assets are associated with a business segment. The effects of the revised allocation methodology, was to decrease previously reported segment operating profit and general corporate expenses by $1,337,000 for the year ended June 30, 1994 and $2,710,000 for the year ended June 30, 1993.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A summary of the results by geographic sector is as follows (in thousands):

                                                                                               ADJUSTMENTS
                                                        THE                         ASIA           AND
                                                     AMERICAS        EUROPE        PACIFIC     ELIMINATIONS  CONSOLIDATED
                                                     --------        ------        -------     ------------  ------------

YEAR ENDED JUNE 30, 1995
 Sales to unaffiliated
    customers . . . . . . . . . . . . . . .           $93,747       $66,248        $62,441        $    (95)     $222,341
 Transfers between
    geographic areas  . . . . . . . . . . .             4,419         9,338            224         (13,981)            0
                                                      -------       -------        -------        --------      --------
        Total revenue   . . . . . . . . . .           $98,166       $75,586        $62,665        $(14,076)     $222,341
                                                      =======       =======        =======        ========      ========
 Operating profit   . . . . . . . . . . . .           $ 8,337       $   997        $ 7,187        $   (132)     $ 16,389
                                                      =======       =======        =======        ========
 General corporate expenses   . . . . . . .                                                                       (2,788)
 Interest expense, net  . . . . . . . . . .                                                                       (2,859)
                                                                                                                --------
 Income from operations
    before taxes  . . . . . . . . . . . . .                                                                     $ 10,742
                                                                                                                ========
 Identifiable assets  . . . . . . . . . . .           $73,217       $76,420        $54,874               0      $204,511
                                                      =======       =======        =======        ========
 Corporate assets   . . . . . . . . . . . .                                                                        5,259
                                                                                                                --------
        Total assets  . . . . . . . . . . .                                                                     $209,770
                                                                                                                ========
        Total liabilities   . . . . . . . .           $35,884       $46,575        $28,423               0      $110,882
                                                      =======       =======        =======        ========      ========

YEAR ENDED JUNE 30, 1994
 Sales to unaffiliated
    customers . . . . . . . . . . . . . . .           $84,113       $58,456        $55,486                      $198,055
 Transfers between
    geographic areas  . . . . . . . . . . .             3,381         8,938          1,917        $(14,236)            0
                                                      -------       -------        -------        --------      --------
        Total revenue   . . . . . . . . . .           $87,494       $67,394        $57,403        $(14,236)     $198,055
                                                      =======       =======        =======        ========      ========
 Operating profit   . . . . . . . . . . . .           $ 6,206       $ 2,692        $ 5,282         $   194      $ 14,374
                                                      =======       =======        =======        ========
 General corporate expenses   . . . . . . .                                                                       (2,960)
 Interest expense, net  . . . . . . . . . .                                                                       (3,313)
                                                                                                                --------
 Income from operations
    before taxes  . . . . . . . . . . . . .                                                                     $  8,101
                                                                                                                ========
 Identifiable assets  . . . . . . . . . . .           $69,610       $71,634        $40,474               0      $181,718
                                                      =======       =======        =======        ========
 Corporate assets   . . . . . . . . . . . .                                                                        5,498
                                                                                                                --------
        Total assets  . . . . . . . . . . .                                                                     $187,216
                                                                                                                ========
        Total liabilities   . . . . . . . .           $35,586       $40,112        $23,438               0      $ 99,136
                                                      =======       =======        =======        ========      ========

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                               ADJUSTMENTS
                                                        THE                         ASIA           AND
                                                     AMERICAS        EUROPE        PACIFIC     ELIMINATIONS  CONSOLIDATED
                                                     --------        ------        -------     ------------  ------------

YEAR ENDED JUNE 30, 1993
  Sales to unaffiliated
    customers . . . . . . . . . . . . . . .           $79,644       $75,763        $60,352                      $215,759
  Transfers between
    geographic areas  . . . . . . . . . . .             5,169         7,455          2,556        $(15,180)            0
                                                      -------       -------        -------        --------      --------
        Total revenue . . . . . . . . . . .           $84,813       $83,218        $62,908        $(15,180)     $215,759
                                                      =======       =======        =======        ========      ========
  Operating profit  . . . . . . . . . . . .           $ 4,941       $ 2,722        $ 8,914        $    (46)     $ 16,531
                                                      =======       =======        =======        ========
  General corporate expenses  . . . . . . .                                                                       (2,997)
  Interest expense, net . . . . . . . . . .                                                                       (5,565)
                                                                                                                --------
  Income from operations
    before taxes  . . . . . . . . . . . . .                                                                     $  7,969
                                                                                                                ========
  Identifiable assets . . . . . . . . . . .           $59,545       $70,842        $60,715        $ (4,522)     $186,580
                                                      =======       =======        =======        ========
  Corporate assets  . . . . . . . . . . . .                                                                        1,899
                                                                                                                --------
        Total assets  . . . . . . . . . . .                                                                     $188,479
                                                                                                                ========
        Total liabilities . . . . . . . . .           $43,247       $62,343        $29,720        $(29,695)     $105,615
                                                      =======       =======        =======        ========      ========

         In the fiscal years ended June 30, 1995 and June 30, 1994, no customer accounted for 10% of the Company's net sales. In the fiscal year ended June 30, 1993 one customer accounted for 11.3% of the Company's net sales.

NOTE 6 -- INVENTORIES:

         Inventories consist of the following:

                                                                    JUNE 30, 1995
                                                  ---------------------------------------------------
                                                   DOMESTIC            FOREIGN               TOTAL
                                                  -----------         -----------         -----------
Raw materials . . . . . . . . . . . . . .         $ 8,880,000         $ 9,017,000         $17,897,000
In process  . . . . . . . . . . . . . . .           2,839,000           7,763,000          10,602,000
Finished goods  . . . . . . . . . . . . .           6,419,000           4,906,000          11,325,000
                                                  -----------         -----------         -----------
                                                  $18,138,000         $21,686,000         $39,824,000
                                                  ===========         ===========         ===========

                                                                    JUNE 30, 1994
                                                  ---------------------------------------------------
                                                   DOMESTIC            FOREIGN               TOTAL
                                                  -----------         -----------         -----------
Raw materials . . . . . . . . . . . . . .         $ 7,283,000         $ 6,708,000         $13,991,000
In process  . . . . . . . . . . . . . . .           4,472,000           5,560,000          10,032,000
Finished goods  . . . . . . . . . . . . .           4,347,000           4,569,000           8,916,000
                                                  -----------         -----------         -----------
                                                  $16,102,000         $16,837,000         $32,939,000
                                                  ===========         ===========         ===========

         Foreign inventories increased $2,299,000 (increased $671,000 in 1994) due to translation rates in effect at June 30, 1995 when compared to rates at June 30, 1994.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- LOANS PAYABLE:

SHORT-TERM INDEBTEDNESS AT JUNE 30, 1995:                              RATE                   AMOUNT
-----------------------------------------                          ---------------         ----------
Foreign subsidiary  . . . . . . . . . . . . . . . . . . . .        6.78% (average)         $9,188,000
                                                                                           ==========

SHORT-TERM INDEBTEDNESS AT JUNE 30, 1994:                              RATE                   AMOUNT
-----------------------------------------                          ---------------         ----------
Foreign subsidiaries  . . . . . . . . . . . . . . . . . . .        6.59% (average)         $5,891,000
                                                                                           ==========

         The maximum amount of loans payable to banks outstanding during the year ended June 30, 1995 was $10,746,000 ($16,193,000 in 1994). Average rates are weighted by month and reflect the monthly amount of short-term borrowings in use and the respective rates of interest therein. Bank loans increased by $1,203,000, (increased by $316,000 in 1994), due to translation rates in effect at June 30, 1995 when compared to rates at June 30, 1994.

NOTE 8 -- LONG-TERM DEBT:

                                                              JUNE 30, 1995                  JUNE 30, 1994
                                                         ----------------------         ----------------------
                                                         CURRENT      LONG-TERM         CURRENT      LONG-TERM
                                                         -------      ---------         -------      ---------

Notes payable in equal annual
  installments from October, 1997
  through October, 2000, interest
  rates 8.17%   . . . . . . . . . . . . . . . . .                     $25,000,000                   $25,000,000
Note payable November, 1996 interest
  rate (1.25% over LIBOR) 7.31%   . . . . . . . .                         750,000                     3,250,000
  Note payable by foreign subsidiary
  March, 1999, interest rate 3.8%   . . . . . . .                       3,503,000                     3,006,000
Industrial revenue bond payable in
  annual installments through
  November, 1999, interest rate
  9%  . . . . . . . . . . . . . . . . . . . . . .        $112,000         268,000       $ 78,000        453,000
Notes payable by foreign subsidiary
  through 2002, interest rates 7%
  11.25% and 12.95%   . . . . . . . . . . . . . .          48,000         347,000         45,000        363,000
Notes payable through October, 1999,
  interest rates 5.5% to 7.75%  . . . . . . . . .                                         19,000        158,000
                                                         --------     -----------       --------    -----------
                                                         $160,000     $29,868,000       $142,000    $32,230,000
                                                         ========     ===========       ========    ===========

         Notes payable, denominated in currencies other than the U.S. dollar, increased by $518,000, (increased by $299,000 in 1994), due to translation rates in effect at June 30, 1995 when compared to rates at June 30, 1994.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The industrial revenue bond is collateralized by the building and specific equipment as outlined in the indenture relating thereto. Approximately $395,000 of the loans included above are collateralized by assets of a foreign subsidiary of the Company. The notes payable from October, 1997 through October, 2000 (the "Senior Notes") and note payable November, 1996 (the "Revolver", a $20,000,000 credit facility) are collateralized by a pledge of the capital stock of the Company's domestic subsidiaries. During fiscal year 1994 the Company refinanced its long-term debt through the issuance of $25,000,000 of seven-year, 8.17% unsecured Senior Notes privately placed with an institutional lender. The Senior Notes require payment of interest only for the first three years with equal annual principal repayments in years four through seven. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payments of dividends, limiting them to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as these terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1995, this ratio was 1.75 to 1. In conjunction with the refinancing, the Company applied approximately $5,000,000 of cash reflected on the June 30, 1993 balance sheet to a reduction of its long-term debt. During fiscal year 1993, the Company expensed all previously deferred loan origination costs in connection with the refinanced debt in the amount of $1,105,000 (after tax benefits of $384,000). The charge is classified as an extraordinary item in the Consolidated Statement of Income.

         Maturities of long-term debt in each fiscal year succeeding June 30, 1995 are as follows:

                 1996 . . . . . . . . . . . . . . . . . . .      $   160,000
                 1997 . . . . . . . . . . . . . . . . . . .          910,000
                 1998 . . . . . . . . . . . . . . . . . . .        6,400,000
                 1999 . . . . . . . . . . . . . . . . . . .        9,827,000
                 2000 . . . . . . . . . . . . . . . . . . .        6,287,000
                 2001 and thereafter  . . . . . . . . . . .        6,444,000
                                                                 -----------
                                                                 $30,028,000
                                                                 ===========

         At June 30, 1995, the Company had available lines of credit of $36,679,000 upon which $10,067,000 had been drawn and of which $879,000 is included in long-term debt. Only the Revolver has associated commitment fees. The commitment fees, which are calculated quarterly, are equal to between one-quarter and one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the year ended June 30, 1995 and the seven months ended June 30, 1994 were $67,000 and $29,000, respectively.

NOTE 9 -- TAXES ON INCOME:

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

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Income from operations before taxes and the provision for income taxes are comprised of:

                                                              FOR THE YEAR ENDED JUNE 30,
                                                  ---------------------------------------------------
                                                     1995                1994                  1993
                                                  -----------         -----------          ----------
Income from operations before taxes:
 Domestic   . . . . . . . . . . . . . . . .       $ 8,897,000         $ 6,656,000          $3,429,000
 Foreign  . . . . . . . . . . . . . . . . .         1,845,000           1,445,000           4,540,000
                                                  -----------         -----------          ----------
                                                  $10,742,000         $ 8,101,000          $7,969,000
                                                  ===========         ===========          ==========
Provision for income taxes:
 Currently payable:
   Domestic   . . . . . . . . . . . . . . .       $ 2,026,000         $ 3,048,000          $  402,000
   Foreign  . . . . . . . . . . . . . . . .         2,960,000           2,475,000           4,632,000
                                                  -----------         -----------          ----------
                                                    4,986,000           5,523,000           5,034,000
                                                  -----------         -----------          ----------
Deferred (prepaid):
 Domestic   . . . . . . . . . . . . . . . .                            (1,200,000)
 Foreign  . . . . . . . . . . . . . . . . .           105,000            (354,000)           (731,000)
                                                  -----------         -----------          ----------
                                                      105,000          (1,554,000)           (731,000)
                                                  -----------         -----------          ----------
Total income tax expense  . . . . . . . . .       $ 5,091,000         $ 3,969,000          $4,303,000
                                                  ===========         ===========          ==========

         Income tax benefits allocated to currently payable taxes from the domestic and foreign extraordinary loss on extinguishment of debt were $9,000 and $375,000, respectively, for the year ended June 30, 1993.

         Income tax benefits allocated to foreign prepaid taxes due to the cumulative effect of adopting FAS 109 were $1,229,000 for the year ended June 30, 1993.

         Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 1995 are as follows:

                                                            DEFERRED TAX
                                                  -------------------------------
                                                    ASSETS            LIABILITIES            TOTAL
                                                  -----------         -----------         -----------
Foreign tax credit carryforwards  . . . . .       $ 2,981,000
Foreign net operating loss carryforwards  .         9,662,000
Inventories . . . . . . . . . . . . . . . .         1,896,000
Pension . . . . . . . . . . . . . . . . . .         1,518,000
Other, individually less than 5% of
 "Net Deferred Tax Asset"   . . . . . . . .         1,745,000            $851,000
                                                  -----------            --------
Net Deferred Tax Asset and Liability  . . .       $17,802,000            $851,000         $16,951,000
                                                  ===========            ========
Valuation Allowance . . . . . . . . . . . .                                               (13,313,000)
                                                                                          -----------
   Total Net Deferred Tax Assets  . . . . .                                               $ 3,638,000
                                                                                          ===========

         At June 30, 1995, the Company has foreign tax credit carryforwards for tax purposes of $2,981,000, which expire from fiscal 1996 to fiscal 1998. At June 30, 1995, net operating loss carryforwards of $31,717,000 are available to reduce future foreign taxable income ($1,032,000, $2,888,000 and $4,539,000 of which expire in fiscal years 1996, 1997 and 1998, respectively and the remainder of which have indefinite carryforward periods).

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company has not had to provide for income taxes on $10,265,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to reinvest those earnings. In the event that earnings were remitted, the tax effect on the results of operations after considering available tax credits would not be significant.

         The total income tax expense allocated to operations exceeded the computed "expected" tax (determined by applying the United States Federal statutory income tax rate of 34% to income from operations before taxes) by $1,439,000, $1,215,000 and $1,594,000 for the years ended June 30, 1995, 1994 and 1993. The reasons for the difference are as follows:

                                                                   FOR THE YEAR ENDED JUNE 30,
                                                             ----------------------------------------
                                                                1995           1994            1993
                                                             ----------    -----------    -----------
Computed "expected" tax . . . . . . . . . . . . . . . .      $3,652,000    $ 2,754,000    $ 2,709,000
State income taxes, net of federal income
 tax benefit  . . . . . . . . . . . . . . . . . . . . .         376,000        420,000        197,000
Foreign income taxed at higher than the U.S.
 statutory rate   . . . . . . . . . . . . . . . . . . .         985,000      1,795,000      3,083,000
Recognition of previously unrecognized tax
 benefits   . . . . . . . . . . . . . . . . . . . . . .                     (1,200,000)    (2,038,000)
Goodwill write-off not deductible for taxes . . . . . .         233,000        232,000        234,000
Foreign Sales Corporation . . . . . . . . . . . . . . .        (228,000)       (55,000)
Other reconciling items, individually less
 than 5% of the "expected" tax  . . . . . . . . . . . .          73,000         23,000        118,000
                                                             ----------    -----------    -----------
   Total income tax expense   . . . . . . . . . . . . .      $5,091,000    $ 3,969,000    $ 4,303,000
                                                             ==========    ===========    ===========

NOTE 10 -- COMMON STOCK:

         The holders of the Company's Class A Common Stock, voting as a separate class, are entitled to elect 25% of the members of the Board of Directors. Holders of Class B Common Stock, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B Common Stock is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B Common Stock is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Annual Meeting, the holders of Class A Common Stock, voting as a separate class, continue to elect a number of Directors equal to 25% of the total number of Directors constituting the entire Board of Directors and the remaining directors are elected by the holders of both classes of Common Stock, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having ten votes per share. As of June 30, 1995, the number of outstanding shares of Class B Common Stock constituted 10.4% (10.4% in 1994) of the total number of outstanding shares of both classes of Common Stock.

         The Class A Common Stock has no conversion rights; however, Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B Common Stock without a dividend being declared or paid on shares of Class A Common Stock of at least 105% of that on the Class B Common Stock.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company's stock repurchase program authorization for $5,000,000 for Class A Common Stock and 500,000 shares of Class B Common Stock was increased to $8,000,000 for Class A Common Stock in August of 1995. As of June 30, 1995, 1,019,256 shares of Class A Common Stock (880,356 in 1994) and 164,117 shares of Class B Common Stock (135,000 in 1994) had been repurchased for $5,625,000 ($4,724,000 in 1994) under this program.

NOTE 11 -- STOCK OPTIONS:

         The 1986 Stock Option Plan, as amended and restated (the "1986 Plan"), allows for the granting, at fair market value at the date of grant, of incentive stock options, non-qualified stock options, and tandem stock appreciation rights (SARS) for up to a total of 2,220,000 and 590,000 shares of Class A and Class B Common Stock, respectively. Options to purchase shares of the Company's Class B Common Stock are granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. All options become exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants.

         The 1990 Directors' Stock Option Plan (the "1990 Plan") provides for the granting, at fair market value at the date of grant, of up to 100,000 shares of the Company's Class A and Class B Common Stock as non-qualified stock options to members of the Company's Board of Directors who are not employees ("Eligible Directors") of the Company or any of its subsidiaries. Grants are made on the third business day subsequent to each Annual Meeting of Stockholders, including the 1990 meeting, to each Eligible Director for 1,000 shares of Class A and Class B Common Stock in proportion to the number of shares of each such class then outstanding. Restrictions under the 1990 Plan are similar to those of the 1986 Plan except with regard to the exercise date, which is twelve months after the date of grant, and termination of options, which is generally nine months after termination of service as a director.

                                                                                         OPTION PRICE
THE 1986 PLAN                                        CLASS A         CLASS B                RANGE
-------------                                       ---------       --------            -------------
Outstanding at June 30, 1993  . . . . . . . .         885,000        290,000            $4.00 - $9.94
Granted . . . . . . . . . . . . . . . . . . .         310,000                           $3.88 - $3.94
Canceled  . . . . . . . . . . . . . . . . . .        (175,001)      (115,000)           $4.00 - $9.94
Exercised . . . . . . . . . . . . . . . . . .          (9,999)                                  $4.00
                                                    ---------       --------
Outstanding at June 30, 1994  . . . . . . . .       1,010,000        175,000            $3.88 - $9.94
                                                    ---------       --------
Granted . . . . . . . . . . . . . . . . . . .         100,000        100,000            $4.88 - $6.09
Canceled  . . . . . . . . . . . . . . . . . .        (156,667)                          $3.94 - $9.94
Exercised . . . . . . . . . . . . . . . . . .
                                                    ---------       --------
Outstanding at June 30, 1995  . . . . . . . .         953,333        275,000            $3.88 - $9.84
                                                    ---------       --------
Exercisable at June 30, 1995  . . . . . . . .         349,989        133,332            $4.00 - $9.84
                                                    =========       ========
Available for future option grants at
  June 30, 1995 . . . . . . . . . . . . . . .         716,668        315,000
                                                    =========       ========

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                                  OPTION PRICE
THE 1990 PLAN                                          TOTAL         CLASS A         CLASS B          RANGE
----------------------                                 ------        -------         -------      -------------
Outstanding at June 30, 1993  . . . . . . . .          12,000         10,576          1,424       $3.75 - $5.94
Granted . . . . . . . . . . . . . . . . . . .           4,000          3,556            444       $4.88 - $6.09
Canceled  . . . . . . . . . . . . . . . . . .
Exercised . . . . . . . . . . . . . . . . . .
                                                       ------         ------          -----
Outstanding at June 30, 1994  . . . . . . . .          16,000         14,132          1,868       $3.75 - $6.09
                                                       ------         ------          -----
Granted . . . . . . . . . . . . . . . . . . .           5,000          4,485            515       $5.00 - $6.25
Canceled  . . . . . . . . . . . . . . . . . .
Exercised . . . . . . . . . . . . . . . . . .            (880)          (880)                             $3.75
                                                       ------         ------          -----
Outstanding at June 30, 1995  . . . . . . . .          20,120         17,737          2,383       $3.75 - $6.25
                                                       ------         ------          -----
Exercisable at June 30, 1995  . . . . . . . .          15,120         13,252          1,868       $3.75 - $6.09
                                                       ======         ======          =====
Available for future option grants at
  June 30, 1995 . . . . . . . . . . . . . . .          79,000
                                                       ======

         On March 29, 1990, the Board of Directors of the Company granted stock options to purchase 1,000 shares each of the Company's Class A Common Stock to two non-employee Directors at $9.75 per share, which become exercisable the same as options granted under the Company's 1986 Plan and terminate five years after the date of grant. During the year ended June 30, 1994 these shares became exercisable and on March 29, 1995, these options expired.

NOTE 12 -- SUPPLEMENTAL COMPENSATION:

         Subsidiaries within the Company's Americas Sector maintain profit sharing, savings and retirement plans. Amounts expensed under these plans were as follows:

                                                               FOR THE YEAR ENDED JUNE 30,
                                                    -------------------------------------------------
                                                      1995                 1994                 1993
                                                    --------             --------            --------
Baldwin Technology Corporation ("BTC")
 and Baldwin Graphic Systems ("BGS")  . . .         $647,000             $446,000            $543,000
Kansa Corporation . . . . . . . . . . . . .          192,000              176,000             132,000
Enkel Corporation . . . . . . . . . . . . .           52,000              114,000              92,000
Misomex of North America, Inc.  . . . . . .           19,000               41,000              44,000
                                                    --------             --------            --------
     Total expense  . . . . . . . . . . . .         $910,000             $777,000            $811,000
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

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Certain subsidiaries within the Company's European Sector maintain pension plans. Amounts expensed under these plans were as follows:

                                                               FOR THE YEAR ENDED JUNE 30,
                                                    -------------------------------------------------
                                                      1995                 1994                 1993
                                                    --------             --------            --------
Baldwin Gegenheimer GmbH. . . . . . . . . .         $426,000             $287,000            $335,000
Misomex AB  . . . . . . . . . . . . . . . .          246,000              280,000             344,000
Amal AB . . . . . . . . . . . . . . . . . .           64,000               57,000              82,000
Baldwin Graphics B.V. . . . . . . . . . . .           23,000               52,000              23,000
Misomex U.K.  . . . . . . . . . . . . . . .          103,000               84,000              89,000
                                                    --------             --------            --------
     Total expense  . . . . . . . . . . . .         $862,000             $760,000            $873,000
                                                    ========             ========            ========

         The amount of expense relating to the European pension plans is determined based upon, among other things, the age, salary and years of service of employees within the plans. The Company's German, British, Swedish (Amal AB) and Netherlands subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.

         In Germany, at Baldwin Gegenheimer GmbH, there is an additional pension plan covering five employees, four of whom are retired. This defined benefit plan provides for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability. This plan is partially funded by insurance contracts. In Sweden, at Misomex AB, (as listed above), there are two defined benefit pension plans, one covering 18 retired employees and the other covering 78 employees, 22 of whom are retired. The unfunded recorded liability related to the Misomex AB plan at June 30, 1995 was $3,360,000 ($3,453,000 in 1994). The recorded liability is sufficient to cover obligations earned under the plan.

         The following table sets forth the components of net pension costs of the defined benefit plans:

                                                               FOR THE YEAR ENDED JUNE 30,
                                                    -------------------------------------------------
                                                      1995                 1994                 1993
                                                    --------             --------            --------
Service Cost -- benefits earned during
 the period   . . . . . . . . . . . . . . .        $  29,000             $ 77,000           $  94,000
Interest on projected benefit obligation  .          235,000              258,000             362,000
Annual return on plan assets  . . . . . . .           11,000                9,000               7,000
Net amortization and deferrals  . . . . . .         (229,000)             (93,000)           (100,000)
                                                   ---------             --------           ---------
     Net pension cost   . . . . . . . . . .        $  46,000             $251,000           $ 363,000
                                                   =========             ========           =========

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following table sets forth the funded status of the above defined benefit pension plans:

                                                                        FOR THE YEAR ENDED JUNE 30,
                                                                      -------------------------------
                                                                         1995                1994
                                                                      -----------         -----------
Actuarial present value of:
     Vested benefit obligation  . . . . . . . . . . . . . . . .       $ 1,706,000         $ 2,176,000
                                                                      ===========         ===========
     Accumulated benefit obligation   . . . . . . . . . . . . .       $ 2,959,000         $ 3,083,000
                                                                      ===========         ===========
     Plan assets at fair value  . . . . . . . . . . . . . . . .       $   419,000         $   379,000
     Projected benefit obligation   . . . . . . . . . . . . . .         3,076,000           3,575,000
                                                                      -----------         -----------
     Plan assets less than projected benefit obligation   . . .        (2,657,000)         (3,196,000)
 Unrecognized transition asset  . . . . . . . . . . . . . . . .           379,000             337,000
 Unrecognized actuarial gain  . . . . . . . . . . . . . . . . .        (2,198,000)         (1,366,000)
                                                                      -----------         -----------
     Accrued pension costs  . . . . . . . . . . . . . . . . . .       $ 4,476,000         $ 4,225,000
                                                                      ===========         ===========

Actuarial assumptions:
 Discount rate  . . . . . . . . . . . . . . . . . . . . . . . .        3% to 8.5%            3% to 8%
 Rate of increase in compensation levels  . . . . . . . . . . .         5% to 7%             5% to 7%
 Expected rate of return on plan assets . . . . . . . . . . . .            7%                   7%

         There is one retirement plan within the Company's Asia Pacific Sector. The Company's Japanese subsidiary maintains a non-contributory retirement plan covering all employees, excluding directors (the "Japanese Retirement Program"). Amounts expensed under the program are determined based on participating employees' salary and length of service. The Japanese Retirement Program is fully accrued and partially funded through insurance contracts. Expense relating to this program was $391,000, $325,000 and $296,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

         Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $2,437,000, $2,090,000 and $2,367,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

         The Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", as of July 1, 1992 and FAS 112, "Employer's Accounting for Postemployment Benefits", as of July 1, 1994, the effects of which were immaterial.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 -- COMMITMENTS:

         Future minimum annual lease payments under capital leases, which consist of buildings, and machinery and equipment with accumulated depreciation amounting to $6,495,000 at June 30, 1995 and $5,606,000 at June 30, 1994,
together with the present value of the minimum lease payments are as follows at June 30, 1995.

FISCAL YEAR ENDING JUNE 30,                                              AMOUNT
---------------------------                                            ----------
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  663,000
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .               387,000
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .               345,000
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .               327,000
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .               322,000
2001 and thereafter . . . . . . . . . . . . . . . . . . . .                10,000
                                                                       ----------
Total minimum lease payments  . . . . . . . . . . . . . . .             2,054,000
Less -- Amount representing interest  . . . . . . . . . . .              (660,000)
                                                                       ----------
Present value of minimum lease payments . . . . . . . . . .            $1,394,000
                                                                       ==========

         At June 30, 1995, $982,000 ($1,238,000 at June 30, 1994) is included in other long-term liabilities representing the long-term portion of the present value of minimum lease payments.

         Rental expense amounted to approximately $5,179,000, $4,672,000 and $4,409,000 for the years ended June 30, 1995, 1994 and 1993, respectively. Aggregate future annual rentals under noncancellable leases for periods of more than one year at June 30, 1995 are as follows:

FISCAL YEAR ENDING JUNE 30,                                              AMOUNT
---------------------------                                           -----------
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 4,700,000
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 3,871,000
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 3,468,000
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 2,925,000
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 2,603,000
2001 and thereafter . . . . . . . . . . . . . . . . . . . .           $13,539,000

NOTE 14 -- RELATED PARTIES:

         On July 1, 1990, the Company, through each of its subsidiaries, Baldwin Americas Corporation (BAM), Baldwin Europe Consolidated Inc. (BEC) and Baldwin Asia Pacific Corporation (BAP) entered into consulting agreements with Polestar Limited ("Polestar"), a corporation wholly owned by Wendell M. Smith, Chairman of the Board and Chief Executive Officer. The consulting agreements have terms of one year, but are automatically extended for additional one-year terms unless either party gives prior notice of termination. Under the consulting agreements, Polestar is obligated to provide certain management services outside the United States and will receive compensation equal to 2% of the annual consolidated after-tax profits of BAM, BEC and BAP and their respective subsidiaries, in each case, not to exceed $150,000. For the years ended June 30, 1995, 1994 and 1993 the aggregate compensation expensed under these agreements was $125,000, $84,000 and $147,000, respectively.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         On November 30, 1993, the Company entered into a loan and pledge agreement and promissory note with Gerald A. Nathe, President and Director of the Company and on March 11, 1994, the Company entered into loan and pledge agreements and promissory notes with D. John Youngman, Vice President and Director and William J. Lauricella, Chief Financial Officer and Treasurer of the Company. The loans were made in order to enable the Company's officers to purchase shares of the Company's Common Stock from non-employee shareholders. Mr. Nathe was loaned $1,817,321 to purchase 315,144 shares of the Company's Common Stock and Mr. Youngman and Mr. Lauricella were each loaned $164,063 to purchase 25,000 shares each of the Company's Common Stock. All of the shares purchased have been pledged as collateral for the demand promissory notes and each of the notes are interest bearing, with interest payable on the anniversary dates at LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October. The maximum amount of the notes outstanding, including interest, during the year ended June 30, 1995 were $1,918,662, $170,744 and $174,212 for Mr. Nathe, Mr. Youngman and Mr.
Lauricella, respectively. On May 18, 1995, Mr. Nathe repaid $317,321 of his outstanding note and on November 17, 1994, the Company exchanged the note it held from Mr. Youngman for its collateralized shares.

         The Company employs the firm of Morgan, Lewis & Bockius as its legal counsel. Samuel B. Fortenbaugh III, a Director of the Company, is a partner in the firm. In the fiscal years ended June 30, 1995, 1994, and 1993, the Company incurred legal fees of approximately $200,000, $252,000 and $151,000, respectively, payable to Morgan, Lewis & Bockius.

         On July 1, 1990, Baldwin Technology Corporation and Baldwin Graphic Systems, Inc., two subsidiaries of BAM, entered into an agreement with Harold
W. Gegenheimer, Chairman Emeritus, guaranteed by the Company, to replace various prior agreements including royalty and employment agreements, retirement plans and bonus arrangements. The new agreement guarantees a compensation amount of $200,000 per year. Simultaneously, a separate agreement was made with Mr. Gegenheimer and the Company whereby the Company was released from certain prior agreements, as noted above, and agreed to pay a minimum guaranteed amount of compensation of $200,000 per year, not to exceed $350,000 per year, based on one and one-half percent (1.5%) of the Company's annual net after tax profits. The amount expensed under these two agreements was $400,000 for each of the years ended June 30, 1995, 1994 and 1993.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized quarterly financial data for fiscal 1995 and fiscal 1994 are as follows (in thousands except per share data):

                                                                                            QUARTER
                                                                    -----------------------------------------------------
FISCAL 1995                                                          FIRST           SECOND         THIRD          FOURTH
-----------                                                         -------         -------        -------        -------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .         $47,639         $52,713        $55,375        $66,614
Costs and expenses
  Cost of goods sold  . . . . . . . . . . . . . . . . . . .          31,280          34,849         36,709         43,889
  Operating expenses  . . . . . . . . . . . . . . . . . . .          14,234          15,385         15,761         17,763
  Interest, net   . . . . . . . . . . . . . . . . . . . . .             708             662            752            737
  Other (income)    . . . . . . . . . . . . . . . . . . . .            (253)           (307)          (355)          (215)
                                                                    -------         -------        -------        -------
Income before taxes . . . . . . . . . . . . . . . . . . . .           1,670           2,124          2,508          4,440
Provision for income taxes  . . . . . . . . . . . . . . . .             835           1,062          1,254          1,940
                                                                    -------         -------        -------        -------
Net income  . . . . . . . . . . . . . . . . . . . . . . . .         $   835         $ 1,062        $ 1,254        $ 2,500
                                                                    =======         =======        =======        =======
Net income per share  . . . . . . . . . . . . . . . . . . .         $  0.05         $  0.06        $  0.07        $  0.14
                                                                    =======         =======        =======        =======
Weighted average shares outstanding . . . . . . . . . . . .          17,916          18,002         17,932         17,944
                                                                    =======         =======        =======        =======

                                                                                            QUARTER
                                                                    -----------------------------------------------------
FISCAL 1994                                                          FIRST           SECOND         THIRD          FOURTH
-----------                                                         -------         -------        -------        -------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .         $46,412         $45,446        $49,403        $56,794
Costs and expenses
  Cost of goods sold  . . . . . . . . . . . . . . . . . . .          30,219          30,592         33,626         35,614
  Operating expenses  . . . . . . . . . . . . . . . . . . .          13,927          13,665         13,898         15,987
  Interest, net   . . . . . . . . . . . . . . . . . . . . .             983             850            769            711
  Other (income) expense  . . . . . . . . . . . . . . . . .             (74)           (421)          (439)            47
                                                                    -------         -------        -------        -------
Income before taxes . . . . . . . . . . . . . . . . . . . .           1,357             760          1,549          4,435
Provision for income taxes  . . . . . . . . . . . . . . . .             727             395            821          2,026
                                                                    -------         -------        -------        -------
Net income  . . . . . . . . . . . . . . . . . . . . . . . .         $   630         $   365        $   728        $ 2,409
                                                                    =======         =======        =======        =======
  Net income per share  . . . . . . . . . . . . . . . . . .         $  0.04         $  0.02        $  0.04        $  0.13
                                                                    =======         =======        =======        =======
Weighted average shares outstanding . . . . . . . . . . . .          17,974          18,072         18,053         17,973
                                                                    =======         =======        =======        =======

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENT:

         On August 15, 1995 the Board of Directors granted non-qualified options to purchase 350,000 shares of Class A Common Stock and 195,000 shares of Class B Common Stock to certain executives under the Company's 1986 Plan. The options were granted at the fair market value on the day of grant ($5.38 and $6.72, respectively) and the terms thereof are otherwise identical with regard to restrictions on options previously granted as described in Note 11 -- Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEMS 10, 11, 12 AND 13.

         Information required under these items is contained in the Company's 1995 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

         (a) (2) The following is a list of financial statement schedules filed as part of this Report:

                                                                             PAGE
                                                                             ----
Report of Independent Accountants on Financial Statement Schedules  . . . .    42
Schedule VIII -- Valuation and Qualifying Accounts  . . . . . . . . . . . .    43

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (a) (3) The following is a list of all exhibits filed as part of this
Report:

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

10.6 Agreement effective as of July 1, 1990 between Baldwin Technology Corporation, Baldwin Graphic Systems, Inc. and Harold W. Gegenheimer, as guaranteed by Baldwin Technology Company, Inc. Filed as Exhibit
         10.6 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.7 Agreement effective as of July 1, 1990 between Baldwin Technology Company, Inc. and Harold W. Gegenheimer. Filed as Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.8 Consulting Agreements dated as of January 1, 1990 between each of Baldwin Americas Corporation, Baldwin Asia Pacific Corporation and Baldwin Europe Consolidated Inc., and Polestar, Ltd. filed as Exhibit
         10.8 on the Company's Form 10-K dated September 25, 1990 and incorporated herein by reference.

10.9* Employment Agreement dated as of July 1, 1990 between the Company and Wendell M. Smith filed as Exhibit 10.9 to the Company's Form 10-K dated September 25, 1990 and incorporated herein by reference.

10.10 License Agreement between Baldwin Technology Corporation and Hans Jacobs Moestue, as assigned to Moestue Limited. Filed as Exhibit 10.15 to the Company's Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

10.11* Employment Agreement dated as of November 16, 1988 between Baldwin-Japan Limited and Akira Hara. Filed as Exhibit. 10.22 to the Company's Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.

10.12 Stock Purchase Agreement dated as of April 13, 1990 between RZ Corporation, The Dyson-Kissner-Moran Corporation and the Company. Filed as Exhibit 1 to the Company's Form 8-K dated April 26, 1990 and incorporated herein by reference.

10.13 Amendment No. 1 to the Company's Form 8-K (as filed on April 13, 1990) and dated October 9, 1990 for the acquisition of Misomex AB and subsidiaries and Misomex of North America, Inc.--Exhibits (a) and (b) incorporated herein by reference.

10.14 Assignment of Stock Purchase Agreement dated May 27, 1990 between the Company and Misomex Acquisition Company. Filed as Exhibit 2 to the Company's Form 8-K dated August 13, 1990 and incorporated herein by reference.

10.15 Assignment of Stock Purchase Agreement dated May 28, 1990 between the Company and Misomex Acquisition AB. Filed as Exhibit 3 to the Company's Form 8-K dated August 13, 1990 and incorporated herein by reference.

10.16 Agreement and Plan of Merger dated as of April 26, 1989 among Enkel Corporation, Bengt Kuller, Enkel Acquisition Corporation and the Company. Filed as Exhibit I to the Company's report on Form 8-K dated May 7, 1989 and incorporated herein by reference.

10.17    Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as
         Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.18 Baldwin Technology Company, Inc. Employee Stock Ownership Plan. Filed as Exhibit 10.50 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.19 Consulting Agreement dated as of June 30, 1989 between Baldwin Asia Pacific Corporation and A-PLUS LTD. Filed as Exhibit 10.51 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.20 Baldwin Technology Company, Inc. Worldwide Employee Stock Ownership Plan. Filed as Exhibit 10.52 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.21* Employment Agreement effective as of August 5, 1993 between Baldwin Technology Company, Inc. and Gerald A. Nathe filed as Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.22 8.17% Senior Note Agreement dated October 29, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Life Insurance Company filed as Exhibit 10.23 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.23 $20,000,000 Revolving Credit Agreement dated November, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and NationsBank of North Carolina, National Association filed as Exhibit 10.24 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

21.      List of Subsidiaries of Registrant (filed herewith).

23.      Consent of Price Waterhouse LLP (filed herewith).

27.      Financial Data Schedule (filed herewith).

28. Post-effective Amendment to the Company's previously filed Form S 8's, Nos. 33-20611 and 33-30455 filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

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


                                        BALDWIN TECHNOLOGY COMPANY, INC.
                                        --------------------------------
                                                  (REGISTRANT)

                                        By:     WENDELL M. SMITH
                                            ----------------------------
                                                WENDELL M. SMITH
                                            (CHIEF EXECUTIVE OFFICER)

                                        Dated: September 26, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                                DATE
               ---------                                -----                                ----

           WENDELL M. SMITH                  Chairman of the Board, Chief             September 26, 1995
----------------------------------------     Executive Officer and Director
          (Wendell M. Smith)

            GERALD A. NATHE                  President and Director                   September 26, 1995
----------------------------------------
           (Gerald A. Nathe)

              AKIRA HARA                     Vice President and Director              September 26, 1995
----------------------------------------
             (Akira Hara)

         WILLIAM J. LAURICELLA               Treasurer and Chief
----------------------------------------     Financial Officer                        September 26, 1995
        (William J. Lauricella)

            HELEN P. OSTER                   Secretary                                September 26, 1995
----------------------------------------
           (Helen P. Oster)

            WARREN W. SMITH                  Chief Accounting Officer                 September 26, 1995
----------------------------------------
           (Warren W. Smith)

            JUDITH A. BOOTH                  Director                                 September 26, 1995
----------------------------------------
           (Judith A. Booth)

       SAMUEL B. FORTENBAUGH III             Director                                 September 26, 1995
----------------------------------------
      (Samuel B. Fortenbaugh III)

            JUDITH G. HYERS                  Director                                 September 26, 1995
----------------------------------------
           (Judith G. Hyers)

            M. RICHARD ROSE                  Director                                 September 26, 1995
----------------------------------------
           (M. Richard Rose)

         RALPH R. WHITNEY, JR.               Director                                 September 26, 1995
----------------------------------------
        (Ralph R. Whitney, Jr.)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

         Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. and its subsidiaries referred to in our report dated August 15, 1995 appearing on page 15 in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) (2) of this Form 10-K.

         In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


Stamford, Connecticut
August 15, 1995

                                                                   SCHEDULE VIII

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT      CHARGED TO     CHARGED TO                     BALANCE
                                             BEGINNING       COSTS AND         OTHER                       AT END
                                             OF PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS     OF PERIOD
                                             ---------        --------       --------      ----------     ---------

Year ended June 30,
  1995
  Allowance for
      doubtful accounts
      (deducted from
      accounts receivable)  . . . . . .         $ 3,209        $   190                        $   502         $ 2,897
  Valuation allowance
      for deferred tax
      asset (deducted
      from prepaid and
      other assets)   . . . . . . . . .         $15,665                                       $ 2,352(2)      $13,313
Year ended June 30,
  1994
  Allowance for
      doubtful accounts
      (deducted from
      accounts receivable)  . . . . . .         $ 1,831         $1,589(1)                     $   211         $ 3,209
  Valuation allowance
      for deferred tax
      asset (deducted
      from prepaid and
      other assets)   . . . . . . . . .         $16,537                           $328        $ 1,200(2)      $15,665
Year ended June 30,
  1993
  Allowance for
      doubtful accounts
      (deducted from
      accounts receivable)  . . . . . .         $ 1,099        $   814                        $    82         $ 1,831
  Valuation allowance
      for deferred tax
      asset (deducted
      from prepaid and
      other assets)   . . . . . . . . .                                                       $16,537(3)      $16,537

------------------------

(1) The amount expensed is primarily due to a potential bad debt in the Company's Asia Pacific Sector where the debtor has filed a plan of reorganization.

(2) The reduction in the amount of the valuation allowance is the result of improved earnings in the Company's domestic operations. See Note 9 -- Notes to Consolidated Financial Statements.

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

10.6 Agreement effective as of July 1, 1990 between Baldwin Technology Corporation, Baldwin Graphic Systems, Inc. and Harold W. Gegenheimer, as guaranteed by Baldwin Technology Company, Inc. Filed as Exhibit
         10.6 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.7 Agreement effective as of July 1, 1990 between Baldwin Technology Company, Inc. and Harold W. Gegenheimer. Filed as Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.8 Consulting Agreements dated as of January 1, 1990 between each of Baldwin Americas Corporation, Baldwin Asia Pacific Corporation and Baldwin Europe Consolidated Inc., and Polestar, Ltd. filed as Exhibit
         10.8 on the Company's Form 10-K dated September 25, 1990 and incorporated herein by reference.

10.9* Employment Agreement dated as of July 1, 1990 between the Company and Wendell M. Smith filed as Exhibit 10.9 to the Company's Form 10-K dated September 25, 1990 and incorporated herein by reference.

10.10 License Agreement between Baldwin Technology Corporation and Hans Jacobs Moestue, as assigned to Moestue Limited. Filed as Exhibit 10.15 to the Company's Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

10.11* Employment Agreement dated as of November 16, 1988 between Baldwin-Japan Limited and Akira Hara. Filed as Exhibit. 10.22 to the Company's Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.

10.12 Stock Purchase Agreement dated as of April 13, 1990 between RZ Corporation, The Dyson-Kissner-Moran Corporation and the Company. Filed as Exhibit 1 to the Company's Form 8-K dated April 26, 1990 and incorporated herein by reference.

10.13 Amendment No. 1 to the Company's Form 8-K (as filed on April 13, 1990) and dated October 9, 1990 for the acquisition of Misomex AB and subsidiaries and Misomex of North America, Inc.--Exhibits (a) and (b) incorporated herein by reference.

10.14 Assignment of Stock Purchase Agreement dated May 27, 1990 between the Company and Misomex Acquisition Company. Filed as Exhibit 2 to the Company's Form 8-K dated August 13, 1990 and incorporated herein by reference.

10.15 Assignment of Stock Purchase Agreement dated May 28, 1990 between the Company and Misomex Acquisition AB. Filed as Exhibit 3 to the Company's Form 8-K dated August 13, 1990 and incorporated herein by reference.

10.16 Agreement and Plan of Merger dated as of April 26, 1989 among Enkel Corporation, Bengt Kuller, Enkel Acquisition Corporation and the Company. Filed as Exhibit I to the Company's report on Form 8-K dated May 7, 1989 and incorporated herein by reference.

10.17    Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as
         Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.18 Baldwin Technology Company, Inc. Employee Stock Ownership Plan. Filed as Exhibit 10.50 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.19 Consulting Agreement dated as of June 30, 1989 between Baldwin Asia Pacific Corporation and A-PLUS LTD. Filed as Exhibit 10.51 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.20 Baldwin Technology Company, Inc. Worldwide Employee Stock Ownership Plan. Filed as Exhibit 10.52 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.21* Employment Agreement effective as of August 5, 1993 between Baldwin Technology Company, Inc. and Gerald A. Nathe filed as Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.22 8.17% Senior Note Agreement dated October 29, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Life Insurance Company filed as Exhibit 10.23 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.23 $20,000,000 Revolving Credit Agreement dated November, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and NationsBank of North Carolina, National Association filed as Exhibit 10.24 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

21.      List of Subsidiaries of Registrant (filed herewith).

23.      Consent of Price Waterhouse LLP (filed herewith).

27.      Financial Data Schedule (filed herewith).

28. Post-effective Amendment to the Company's previously filed Form S 8's, Nos. 33-20611 and 33-30455 filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.