Form 10-Q
period 1995-09-30
BALDWIN TECHNOLOGY CO INC
filed 1995-11-03
CIK 805792

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934


For quarter ended               September 30, 1995

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

          YES  X .                      NO    .



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at October 31, 1995


       Class A Common Stock
          $0.01 par value                         16,197,827

       Class B Common Stock
          $0.01 par value                          1,835,883



           Total number of pages in this document   10

                BALDWIN TECHNOLOGY COMPANY, INC.

                              INDEX

                                                            Page

Part I    Financial Information

          Consolidated Balance Sheet -
           September 30, 1995 and June 30, 1995               1

          Consolidated Statement of Income -
           Three months ended
           September 30, 1995 and 1994                        2

          Consolidated Statement of Changes in
           Shareholders' Equity - Three months
           ended September 30, 1995                           3

          Consolidated Statement of Cash Flows -
           Three Months ended
           September 30, 1995 and 1994                       4-5

          Notes to Consolidated Financial Statements          6

          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                        7-8

Part II   Other Information

          Item 6    Exhibits and Reports on Form 8-K          9

Signatures                                                   10

                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                     September 30, June 30,
                                                           1995     1995
                                  ASSETS
CURRENT ASSETS:
 Cash                                                   $ 12,271  $ 12,719
 Short-term securities                                       966       470
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,622 ($2,897 at June 30, 1995)   41,925    46,478
 Notes receivable, trade                                  11,756    16,916
 Inventories                                              41,188    39,824
 Prepaid expenses and other                                6,889     8,496
       Total current assets                              114,995   124,903

MARKETABLE SECURITIES, at cost:
 Market $936 ($971 at June 30, 1995)                         847       971

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                        6,484     2,348
 Machinery and equipment                                   9,134     8,941
 Furniture and fixtures                                    5,773     5,855
 Leasehold improvements                                    1,718     1,734
 Capital leases                                            7,722     7,837
                                                          30,831    26,715
 Less:  Accumulated depreciation and amortization         19,627    19,538
   Net property, plant and equipment                      11,204     7,177

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $3,420 ($3,243 at
 June 30, 1995)                                            5,326     5,355
GOODWILL, less accumulated amortization of $10,214
 ($9,734 at June 30, 1995)                                61,359    61,477
OTHER ASSETS                                               9,425     9,887
TOTAL ASSETS                                            $203,156  $209,770

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                          $  9,754  $  9,188
 Current portion of long-term debt                           453       160
 Accounts payable, trade                                  13,340    14,895
 Notes payable, trade                                      9,392    12,637
 Accrued salaries, commissions, bonus and profit-sharing   8,079     9,680
 Customer deposits                                         5,495     5,410
 Accrued and withheld taxes                                1,982     2,321
 Income taxes payable                                      3,487     4,389
 Other accounts payable and accrued liabilities           10,919    12,648
      Total current liabilities                           62,901    71,328

LONG-TERM LIABILITIES:
 Long-term debt                                           33,207    29,868
 Other long-term liabilities                               9,386     9,686
      Total long-term liabilities                         42,593    39,554
       Total liabilities                                 105,494   110,882

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,041,683 shares issued
  (16,011,586 at June 30, 1995)                              160       160
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                         20        20
 Capital contributed in excess of par value               55,001    54,881
 Retained earnings                                        42,624    41,631
 Cumulative translation adjustment                         1,942     4,174
 Less:  Treasury stock, at cost:
   Class A - 193,856 shares (174,256 at June 30, 1995)
   Class B - 164,117 shares (164,117 at June 30, 1995)    (2,085)   (1,978)
     Total shareholders' equity                           97,662    98,888
COMMITMENTS                                              ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $203,156  $209,770

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                   BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENT OF INCOME
                 (in thousands, except per share data)
                              (Unaudited)



                                           For the three months
                                            ended September 30,
                                            1995         1994

Net sales                                  $52,835      $47,639
Cost of goods sold                          35,688       31,280

Gross Profit                                17,147       16,359

Operating expenses:
 General and administrative                  5,460        5,419
 Selling                                     5,386        4,760
 Engineering                                 2,817        2,716
 Research and development                    1,223        1,339
                                            14,886       14,234
Operating income                             2,261        2,125

Other (income) expense
 Interest expense                              938          821
 Interest income                               (87)        (113)
 Other income, net                            (429)        (253)
                                               422          455

Income before taxes                          1,839        1,670

Provision for income taxes                     846          835
Net income                                 $   993      $   835
Net income per common and
 common equivalent share                   $  0.06      $  0.05

Weighted average number of
 shares outstanding                         17,829       17,916


      The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
(PART 1 OF 2 PART TABLE)

                                                                      Capital
                                Class A              Class B        Contributed
                              Common Stock         Common Stock      in Excess
                             Shares    Amount     Shares   Amount     of Par
Balance at June 30, 1995   16,011,586   $160    2,000,000    $20      $54,881

Net income for the three months

Stock options exercised        30,097                                     120

Purchase of treasury stock

Translation adjustment

Balance at
September 30, 1995         16,041,683   $160    2,000,000    $20      $55,001


BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
(PART 2 OF 2 PART TABLE)

                                       Cumulative             Treasury Stock
                           Retained    Translation         --------------------
                           Earnings    Adjustment           Shares      Amount
                           --------    -----------         ---------   --------
Balance at June 30, 1995    $41,631       $4,174           (338,373)   $(1,978)

Net income for the three
 months                         993

Stock options exercised

Purchase of treasury stock                                  (19,600)      (107)

Translation adjustment                    (2,232)
                           --------    ----------          ---------   --------
Balance at September 30,
 1995                       $42,624       $ 1,942          (357,973)   $(2,085)
                           --------    ----------          ---------   --------
                           --------    ----------          ---------   --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(in thousands)
(Unaudited)

                                                 For the three months
                                                  ended September 30,
                                                         1995       1994

Cash Flows from operating activities:
 Income from operations                          $   993     $   835
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                    1,061       1,161
  Accrued retirement pay                              70          85
  Provision for losses on accounts receivable         (9)         19
  Changes in assets and liabilities net of
   effects from subsidiary purchase -
   Accounts and notes receivable, net              6,053      (6,556)
   Inventories                                    (1,874)     (1,845)
   Prepaid expenses and other                      1,412         384
   Customer deposits                                  92       1,877
   Accrued compensation                           (1,286)       (208)
   Accounts and notes payable, trade              (2,739)     (1,861)
   Income taxes payable                             (858)       (604)
   Accrued and withheld taxes                       (331)       (127)
   Other accounts payable and accrued liabilities (1,931)       (144)
   Interest payable                                  404         503

     Net cash provided (used) by
      operating activities                         1,057      (6,481)

Cash flows from investing activities:
 Additions of property, net                       (4,490)       (356)
 Additions of patents, trademarks and drawings, net  (99)        (70)
 Other assets                                       (144)        158

   Net cash used by investing activities          (4,733)       (268)

Cash flows from financing activities:
 Long-term borrowings                              4,779       1,000
 Long-term debt repayment                           (788)     (1,198)
 Short-term borrowings                             1,671         984
 Short-term debt repayment                          (894)
 Stock options exercised                             120           4
 Principal payments under capital lease
  obligations                                        (74)       (129)
 Treasury stock purchased                           (107)       (236)
 Other long-term liabilities                        (510)         26

   Net cash provided by financing activities       4,197         451

 Effects of exchange rate changes                   (473)        162

 Net increase (decrease) in cash and
  cash equivalents                                    48      (6,136)

 Cash and cash equivalents at beginning of year   13,189      18,534

 Cash and cash equivalents at end of period      $13,237     $12,398


The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:

                                                 For the three months
                                                  ended September 30,
                                                   1995        1994
                                                         (in thousands)
Cash paid during the period for:-
     Interest                                     $  335      $  318
     Income taxes                                 $1,748      $1,450



Supplemental schedule of non-cash investing and financing activities:

For the three months ended September 30, 1995:-
---------------------------------------------

     There were no significant non-cash transactions for the three months ended September 30, 1995.

     The Company entered into capital lease agreements of $14,629 for the three months ended September 30, 1995.

For the three months ended September 30, 1994:-
---------------------------------------------

     During the quarter ended September 30, 1994, the Company wrote off accounts receivable, related to a Japanese customer that had filed for reorganization, of approximately $700,000 against the allowance for doubtful accounts. This action was taken based upon the terms of the reorganization settlement.

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

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

     All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three month periods ended September 30, 1995 and 1994, net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, which consisted of 158,326 shares for stock options (105,184 shares in 1994), in order to calculate net income per share. The weighted average number of common equivalent shares outstanding for the three month periods ended September 30, 1995 and 1994 were 17,829,023 and 17,915,744 respectively. Common stock equivalents calculated for fully diluted earnings per share were not significantly different from those calculated for primary earnings per share.

Note 2 - Inventories:

     Inventories consist of the following:-

                            September 30,          June 30,
                                1995                 1995
                           ------------         -----------
Raw material                $19,475,000         $17,897,000
In process                   12,751,000          10,602,000
Finished goods                8,962,000          11,325,000
                            -----------         -----------
                            $41,188,000         $39,824,000
                            -----------         -----------
                            -----------         -----------
Inventories decreased $510,000 due to translation effects of exchange from June 30, 1995 to September 30, 1995.

BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

Three Months Ended September 30, 1995 vs Three Months
Ended September 30, 1994
-----------------------------------------------------

Net sales for the three months ended September 30, 1995 increased by $5,196,000, or 10.9% to $52,835,000 from $47,639,000 for the three months ended September 30, 1994. Currency rate fluctuations attributable to the Company's overseas operations accounted for an increase of $1,979,000 in net sales for the current period. Product volume accounted for the remainder of the change. In terms of local currency, sales were up throughout the European Sector. Sales were up 21.8% in Germany, were up 3.0% in Sweden and were up 26.4% in the United Kingdom. Local currency Asian Sector sales were down 8.8% in Japan, down 32.3% in China and were down 46.9% in Hong Kong. Sales in Australia were up A$ 3,180,000 from A$ 60,000 in September 30, 1994. In the Americas Sector, net sales increased 1.9%.

Gross profit for the three month period ended September 30, 1995 was $17,147,000 (32.5% of net sales), as compared to $16,359,000 (34.3% of net sales) for the three month period ended September 30, 1994, an increase of $788,000 or 4.8%. Currency rate fluctuations increased gross profit by $508,000 with the remainder due to volume changes, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to decreased sales in Japan and sales of products that contribute lower gross profit in the remainder of the Asia Pacific Sector.

Selling, general and administrative expenses were $10,846,000 (20.5% of net sales), for the three month period ended September 30, 1995 as compared to $10,179,000 (21.4% of net sales) for the same period of the prior year. The increase of $667,000 or 6.6% in these expenses includes currency rate fluctuations which increased these expenses by $304,000 in the current period. Other operating expenses decreased $152,000 over the same period of the prior year after currency rate fluctuations of $137,000, which increased other operating expenses, were removed.

Interest expense for the three month period ended September 30, 1995 was $938,000 as compared to $821,000 for the three month period ended September 30, 1994. Increased interest expense resulted from higher levels of working capital related indebtedness in Europe and an increase in long term debt incurred to purchase a previously leased manufacturing facility in Sweden. Currency rate fluctuations increased interest expense by $68,000 for the current period. Interest income was $87,000 and $113,000 for the three month periods ended September 30, 1995 and September 30, 1994, respectively. Other income and expense includes net foreign currency transaction gains of $150,000 and $103,000 for the three months ended September 30, 1995 and 1994, respectively. Currency rate fluctuations decreased other income by $15,000 for the current period.

The Company's effective tax rate on income before taxes was 46% for the three month period ended September 30, 1995, as compared to 50% for the three month period ended September 30, 1994. The difference in effective rates is due primarily to increased domestic income. The current period's effective rate reflects the impact of foreign source income which is generally taxed at substantially higher rates than domestic income.

Net income for the three month period ended September 30, 1995 increased by 18.9% to $993,000 from $835,000 for the three month period ended September 30, 1994, or to $0.06 and $0.05 per share, respectively. Currency rate fluctuations increased net income by $4,000 for the current period. Weighted average equivalent shares outstanding during the three month periods ended September 30, 1995 and September 30, 1994 were 17,829,023 and 17,915,744, respectively.

Liquidity and Capital Resources at September 30, 1995
-----------------------------------------------------

Liquidity and Working Capital
-----------------------------

The Company's long-term debt includes $25,000,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000 and a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina, as Agent, which matures in November, 1996. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, the Company was required to pledge certain of the shares of its domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At September 30, 1995, this ratio was 1.83 to 1.

Net cash used by investing activities increased by $4,465,000 from $268,000 at September 30, 1994 to $4,733,000 at September 30, 1995
primarily due to the purchase of a previously leased Swedish manufacturing facility for SEK 28,400,000 ($4,100,000). Net cash provided by financing activities increased by $3,746,000 to $4,197,000 at September 30, 1995 from $451,000 at September 30, 1994 primarily due to the difference in long term debt borrowing and repayment activity of which SEK 18,400,000 ($2,647,000) relates to financing the above building purchase with the remainder related to increased working capital requirements.

The Company's working capital increased from $46,996,000 at September 30, 1994, to $52,094,000 at September 30, 1995, an increase of
$5,098,000 or 10.8%. Currency rate fluctuations increased working capital by $2,544,000. The remainder of the increase was due primarily to the effects of increases in inventories and trade receivables, the effects of which were offset in part by increases in bank loans and trade accounts payable. The Company's working capital decreased by $1,481,000 or 2.8% from $53,575,000 at June 30, 1995 to $52,094,000 at
September 30, 1995. Currency rate fluctuations decreased working capital by $2,085,000. Decreases in receivables, net of inventory increases, were more than offset by decreases in trade accounts and other payables.

The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $35,636,000, including amounts available under the Revolver. As of September 30, 1995, the Company had outstanding $12,140,000 under these lines of credit, of which $2,386,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at September 30, 1995 are $570,000 lower then they would have been if June 30, 1995 exchange rates had been used.

Net capital expenditures made to meet the normal business needs of the Company for the three months ended September 30, 1995 and September 30, 1994, including commitments for capital lease payments, were $489,000 and $426,000, respectively.

The Company believes its cash flow from operations and bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.

Impact of Inflation
-------------------
The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

BALDWIN TECHNOLOGY COMPANY, INC
PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              (a)       Exhibits.

                        27    Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended
                        September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BALDWIN TECHNOLOGY COMPANY, INC.


                        BY:    /s/William J. Lauricella
                               ------------------------
                                     Treasurer and
                                Chief Financial Officer


Dated:        November 2, 1995