Form 10-Q
period 1995-12-31
BALDWIN TECHNOLOGY CO INC
filed 1996-02-14
CIK 805792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
	   of the Securities Exchange Act of 1934


For quarter ended               December 31, 1995

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

		YES  X .					NO    .



	APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	       Class       			 Outstanding at January 31, 1996

 	  Class A Common Stock
		$0.01 par value					16,137,827

	  Class B Common Stock
	   	$0.01 par value					 1,835,883



	Total number of pages in this document   14

	BALDWIN TECHNOLOGY COMPANY, INC.

	INDEX


																							Page


Part I	Financial Information


		Consolidated Balance Sheet -
	  	 December 31, 1995 and June 30, 1995		 1


		Consolidated Statement of Income -
		 Three months and six months ended
		 December 31, 1995 and 1994				 2


		Consolidated Statement of Changes in
		 Shareholders' Equity - Six months
		 ended December 31, 1995 				 3

		Consolidated Statement of Cash Flows -
		 Six months ended December 31, 1995 and 1994		4-5


		Notes to Consolidated Financial Statements		6-7


		Management's Discussion and Analysis of
		 Financial Condition and Results of
		 Operations							8-13


Part II	Other Information

		Item 4    Submission of Matters to a Vote of
				Security Holders				 13
		Item 6 	Exhibits and Reports on Form 8-K		 13


Signatures									 14

	PART I  FINANCIAL INFORMATION
	ITEM 1:  FINANCIAL STATEMENTS
	BALDWIN TECHNOLOGY COMPANY, INC.

	CONSOLIDATED BALANCE SHEET
	(in thousands, except share data)

                                                     December 31, June 30,
                                                           1995     1995
	ASSETS	(Unaudited)
CURRENT ASSETS:
 Cash	$  7,695	$ 12,719
 Short-term securities	 272	470
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,629 ($2,897 at June 30, 1995)  	48,991	46,478
 Notes receivable, trade  	12,746	16,916
 Inventories	46,524	39,824
 Prepaid expenses and other	   8,238	   8,496
       Total current assets	 124,466	 124,903

MARKETABLE SECURITIES, at cost:
 Market $966 ($971 at June 30, 1995)	     820	     971

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings	 7,915	2,348
 Machinery and equipment	10,448	8,941
 Furniture and fixtures	 6,057	5,855
 Leasehold improvements	  1,741	1,734
 Capital leases	   7,746	   7,837
	33,907	26,715
 Less:  Accumulated depreciation and amortization	  20,284	  19,538
   Net property, plant and equipment	  13,623	   7,177

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $3,604 ($3,243 at
 June 30, 1995)	 5,319	5,355
GOODWILL, less accumulated amortization of $10,846
 ($9,734 at June 30, 1995)	65,357	61,477
OTHER ASSETS	       9,519	   9,887
TOTAL ASSETS	$219,104	$209,770

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable	$ 10,553	$  9,188
 Current portion of long-term debt	 487	   160
 Accounts payable, trade	16,999	14,895
 Notes payable, trade 	9,864	12,637
 Accrued salaries, commissions, bonus and profit-sharing	 8,363	9,680
 Customer deposits	 6,992	5,410
 Accrued and withheld taxes	 2,629	2,321
 Income taxes payable	 3,725	4,389
 Restructuring reserve	3,000
 Other accounts payable and accrued liabilities	  12,676	  12,648
      Total current liabilities	    75,288	  71,328

LONG-TERM LIABILITIES:
 Long-term debt (Note 4)	36,298	29,868
 Other long-term liabilities	   9,694	   9,686
      Total long-term liabilities	   45,992	  39,554
       Total liabilities	 121,280	 110,882

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,391,683 shares issued
  (16,011,586 at June 30, 1995)	164	160
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued	 20	20
 Capital contributed in excess of par value	57,185	54,881
 Retained earnings	40,287	41,631
 Cumulative translation adjustment	2,565	4,174
 Less:  Treasury stock, at cost:
   Class A - 253,856 shares (174,256 at June 30, 1995)
   Class B - 164,117 shares (164,117 at June 30, 1995)    (2,397)   (1,978)
     Total shareholders' equity	  97,824	  98,888
COMMITMENTS	  ------ 	 ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$219,104	$209,770

	The accompanying notes to consolidated financial statements are an integral part of these statements.

	BALDWIN TECHNOLOGY COMPANY, INC.

	CONSOLIDATED STATEMENT OF INCOME
	(in thousands of dollars except per share data)
	(Unaudited)


                             For the three months      For the six months
                              ended December 31,       ended December 31,

	  1995  	 1994  		  1995      1994

Net sales	 $65,816	$52,713	       $118,651	$100,352
Cost of goods sold	 44,258	 34,849	  79,946	  66,129

Gross Profit	 21,558	 17,864	  38,705	  34,223

Operating expenses:
 General and administrative	      7,506	  5,663	       12,966	  11,082
 Selling	      6,691	  5,243	       12,077	  10,003
 Engineering	      3,580	  2,975	       6,397	  5,691
 Research and development	1,748	1,504	2,971	2,843
 Restructuring Charge: (Note 3)
  Employee terminations	1,500		1,500
  Dealer terminations	  1,500	       	   1,500
	      22,525	 15,385	        37,411	  29,619
Operating (loss) income	   (967)	  2,479	   1,294	   4,604

Other (income) expense
 Interest expense	      1,080	    871	       2,018	  1,692
 Interest income	   (162)	   (209)	    (249)	   (322)
 Other income, net	   (112)	   (307)	       (541)	   (560)
                                 	    806	    355	   1,228	     810

(Loss) income before taxes	 (1,773)	  2,124	          66	   3,794

Provision for income taxes	    564	  1,062	   1,410	   1,897

Net (loss) income	$(2,337)	$ 1,062	$ (1,344)	$  1,897

Net (loss) income per common
 and common equivalent share  	$ (0.13)	 $  0.06	$  (0.07) $  0.11

Weighted average number of
 shares outstanding 	    18,132    18,002	     17,981	   17,959







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

Net loss for the
six months

Stock issued in conjunction
 with the acquisition of
 Acrotec	                350,000     4			                      2,184

Stock options exercised   30,097		                                120

Purchase of treasury stock

Translation adjustment

Balance at
December 31, 1995	    16,391,683  $164  2,000,000  $20       $57,185



BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
(PART 2 OF 2 PART TABLE)


                                         Cumulative           Treasury Stock
                          Retained       Translation          --------------
                          Earnings       Adjustment        Shares      Amount

Balance at June 30, 1995   $41,631        $4,174           (338,373   $(1,978)

Net loss for the six months (1,344)

Stock issued in conjunction
 with the acquisition of
 Acrotec

Stock options exercised

Purchase of treasury stock                                  (79,600)    (419)

Translation adjustment                    (1,609)

Balance at
December 31, 1995          $40,287        $2,565           (417,973)  $(2,397)


The accompanying notes to consolidated financial statements are an integral part of these statements.

	BALDWIN TECHNOLOGY COMPANY, INC.CONSOLIDATED STATEMENT OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalents
	(in thousands)
	(Unaudited)



		For the six months
		ended December 31,
                                                         1995       1994
Cash Flows from operating activities:
 (Loss) income from operations	$(1,344)	$  1,897
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization	2,303 	  2,267
  Accrued retirement pay	236 	371
  Provision for losses on accounts receivable	(41)	    72
  Restructuring charge	3,000
  Changes in assets and liabilities net of
   effects from subsidiary purchase -
   Accounts and notes receivable, net	6,042 	 (8,372)
   Inventories	(3,370)	(3,134)
   Prepaid expenses and other	1,152 	518
   Customer deposits	(41)	2,053
   Accrued compensation	(1,073)	(1,447)
   Accounts and notes payable, trade	(82)	 (2,094)
   Income taxes payable	(619)	(1,451)
   Accrued and withheld taxes	   295 	  (124)
   Other accounts payable and accrued liabilities	(2,344)	377
   Interest payable	     76 	     67

     Net cash provided (used) by operating activities	  4,190 	 (9,000)

Cash flows from investing activities:
 Acquisitions of subsidiaries, net of cash acquired	(4,798)
 Additions of property, net	(5,189)	(723)
 Additions of patents, trademarks and drawings, net	(171)	(181)
 Other assets	   (441)	   471

   Net cash used by investing activities	(10,599)	   (433)

Cash flows from financing activities:
 Long-term borrowings	10,334 	2,000
 Long-term debt repayment	(6,683)	(1,296)
 Short-term borrowings	3,545 	2,558
 Short-term debt repayment	(4,584)	(324)
 Principal payments under capital lease
  obligations	(220)	(280)
 Other long-term liabilities	(474)	27
 Treasury stock purchased	(419)	(236)
 Stock options exercised	    120 	      4
   Net cash provided by financing activities	  1,619 	  2,453

 Effects of exchange rate changes	  (432)	    86

 Net decrease in cash and
  cash equivalents	 (5,222)	(6,894)

 Cash and cash equivalents at beginning of year	  13,189 	 18,534

 Cash and cash equivalents at end of period	$ 7,967 	$ 11,640




	The accompanying notes to consolidated financial statements are an integral part of these statements.

	BALDWIN TECHNOLOGY COMPANY, INC.

	CONSOLIDATED STATEMENT OF CASH FLOWS
	(Unaudited)


Supplemental disclosures of cash flow information:

	For the six months
	ended December 31,
	  1995  	  1994
                                                      (in thousands)
Cash paid during the period for:
    Interest	 $ 1,942	 $ 1,759
    Income taxes	 $ 2,074 	 $ 3,401

Supplemental schedule of non-cash investing and financing activities:

For the six months ended December 31, 1995:

The Company acquired the capital stock of Acrotec AB and subsidiaries (Acrotec) in a purchase transaction for consideration of $7,848,000 ($5,660,000 in cash and 350,000 shares of the Company's Class A Common Stock). The fair value of the acquired assets excluding goodwill was $16,915,000 and the liabilities assumed were $12,539,000. The excess of the purchase price over the net assets acquired of $3,472,000 was recorded as goodwill.

A restructuring charge was expensed during the second quarter of the fiscal year in a non-cash transaction of $3,000,000, recorded as a current liability in "Other accounts payable and accrued liabilities". See Note 3 in Notes to Consolidated Financial Statements.

The Company entered into capital lease agreements of $49,315 for the six months ended December 31, 1995.

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

The Company entered into capital lease agreements of $47,989 for the six months ended December 31, 1994.


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

	The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.
Operating results for the three month and six month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

	All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three and six month periods ended December 31, 1995 and 1994, net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, in order to calculate net income per share. Common stock equivalents for the three month periods ended December 31, 1995 and 1994 consisted of 116,228 shares and 140,252 shares, respectively, for stock options. The weighted average number of common and common equivalent shares outstanding for the three month periods ended December 31, 1995 and 1994 were 18,132,011 and 18,001,699, respectively. Common stock equivalents for the six month periods ended December 31, 1995 and 1994 consisted of 137,277 shares and 122,718 shares, respectively, for stock options. For the six month periods ended December 31, 1995 and 1994 the weighted average number of common and common equivalent shares were 17,980,517 and 17,958,722, respectively. Common stock equivalents calculated for fully diluted earnings per share were not materially different from those calculated for primary.

Note 2 - Inventories:

	Inventories consist of the following:-

	                            December 31,          June 30,
	                               1995      	    1995

	Raw material	$22,489,000	$17,897,000
	In process	14,046,000	10,602,000
	Finished goods	  9,989,000	 11,325,000

		$46,524,000	$39,824,000


	Inventories decreased $559,000 due to translation effects of exchange from June 30, 1995 to December 31, 1995. Inventories acquired in the
October 2, 1995 purchase of Acrotec AB and Subsidiaries amounted to $3,889,000 and at December 31, 1995 these inventories were $4,149,000.

Note 3 - Restructuring:

A restructuring reserve was charged to income for the quarter ended December 31, 1995 in the amount of $3,000,000. The reserve was established in order to accrue the costs associated with a planned workforce rationalization of the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system. At December 31, 1995, no charges had been made against the restructuring reserve and the $3,000,000 reserve was included in "Other accounts payable and accrued liabilities".


Note 4 - Debt Refinancing:

As of December 31, 1995, the Company refinanced it's $20,000,000 revolving credit agreement (the "Revolver") with NationsBank of North Carolina, as Agent. In connection with the refinancing, certain of the related financial covenants were amended including a covenant regarding the payment of dividends. Future payments of dividends are limited to $5,500,000 plus 50% of the Company's net income after June 30, 1995.


Note 5 - Common Stock:

	On November 21, 1995, five (5) eligible non-employee Directors of the Company were automatically granted non-qualified options for a total of 4,490 shares of Class A Common Stock and 510 shares of Class
B Common Stock under the Company's 1990 Directors' Stock Option Plan at $5.50 and $6.875, respectively, the fair market values on the date of grant. Restrictions, as described in the Company's 1991 Proxy Statement, are similar to the 1986 Stock Option Plan, as amended and restated (the "1986 Plan"), with the exception of the dates of exercise, vesting and termination.

	On October 30, 1995 the Board of Directors granted non-qualified options to purchase 41,000 shares of the Company's Class A Common Stock to certain executives under the Company's 1986 Plan. The options were granted at the fair market value on the date of grant ($5.63) and are otherwise identical with regard to restrictions on options previously granted.

	BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

	Six Months Ended December 31, 1995 vs. Six Months
	Ended December 31, 1994.

	Net sales for the six months ended December 31, 1995 increased by $18,299,000 (18.2%) to $118,651,000 from $100,352,000 for the six months ended December 31, 1994. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $2,406,000 for the current period and acquisitions added $6,574,000 to sales. Product volume increases were primarily responsible for the remainder of the change.
  In terms of local currency, sales increased throughout the European Sector. Sales were up 12.9% in Germany, 10.8% in the United Kingdom and 2.8% in
Sweden. Local currency Asian Sector sales declined 10.5% in Japan and in-creased in Australia by A$3,174,000 from A$516,000. In the Americas Sector, net sales increased by 11.6%.

	Gross profit for the six month period ended December 31, 1995 was $38,705,000 (32.6% of net sales) as compared to $34,223,000 (34.1% of net sales) for the six month period ended December 31, 1994, an increase of $4,482,000 or 13.1%. Gross profit increased by $767,000 on fluctuations in currency rates, by $2,703,000 due to acquisitions with the remainder due to volume changes, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to sales of products that contribute lower gross profits and increased technical service costs in the European and Asia Pacific Sectors.

	Selling, general and administrative expenses were $25,043,000 (21.1% of net sales) for the six month period ended December 31, 1995 as compared to $21,085,000 (21.0% of net sales) for the same period of the prior year, an increase of $3,958,000 or 18.8% in these expenses of which, $541,000 was due to currency rate fluctuations and $1,787,000 was due to acquisitions.
  Increased expenses related to sales volume, trade shows and personnel were primarily responsible for selling expense increases while general and ad-
ministrative increased due primarily to personnel and legal expenses in the current period. Other operating expenses, before restructuring charges
(See Note 3, Notes to Consolidated Financial Statements) increased by $834,000 over the same period of the prior year of which $223,000 was due to currency rate fluctuations and $955,000 was due to acquisitions with the remaining decrease primarily related to decreased engineering and contract related research costs.

	Interest expense for the six month period ended December 31, 1995 was $2,018,000 as compared to $1,692,000 for the six month period ended December 31, 1994. Currency rate fluctuations increased interest expense by $130,000 and acquisitions added $186,000 for the current period. Interest income was $249,000 and $322,000 for the six month periods ended December
31, 1995 and December 31, 1994, respectively. Currency rate fluctuations increased interest income by $24,000 and acquisitions increased interest in-come by $56,000 for the current period. Other income decreased marginally and included foreign currency transaction (losses) gains of $(8,000) and $57,000 for the six month periods ended December 31, 1995 and 1994, respectively. The effects of currency rate fluctuations decreased other income by $50,000. Acquisitions increased other income by $27,000 with the remainder due to increased royalty income for the current period.

	The Company's effective tax rate was 46% on income before restructuring charges (See Note 3 - Notes to Consolidated Financial Statements) for the six month period ended December 31, 1995, as compared to 50% for the six month period ended December 31, 1994. Currency rate fluctuations decreased the provision for income taxes by $70,000 for the current period.
  The difference in effective rates results primarily from increased domestic income. The current period's effective rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic income. No tax benefit was recorded on the $3,000,000 charge for restructuring due to the Company's tax loss carryforward position in Germany.

	Net (loss) for the six month period ended December 31, 1995 was $(1,344,000) versus net income of $1,897,000 for the six month period ended December 31, 1994, or $(0.07) and $0.11 per share, respectively. The net loss due to restructuring charges was $(0.17) per share. Currency rate fluctuations increased the net loss by $83,000 and acquisitions increased the net loss by $173,000 or $(0.01) per share for the current period. Weighted average equivalent shares outstanding during the six month periods ended December 31, 1995 and December 31, 1994 were 17,980,517 and 17,958,722, respectively.

	Three Months Ended December 31, 1995 vs. Three Months
	Ended December 31, 1994.

	Net sales for the three months ended December 31, 1995 increased by $13,103,000 (24.9%) to $65,816,000 from $52,713,000 for the three months ended December 31, 1994. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $738,000 while acquisitions added $6,574,000 to net sales for the current period. Product volume increases were primarily responsible for the remainder of the change. In terms of local currency, sales were up 5.3% in Germany, flat in the United Kingdom and up 2.8% in Sweden. Local currency Asian Sector sales decreased 12.2% in Japan. In the Americas Sector, net sales increased 20.4% for the period.

	Gross profit for the three month period ended December 31, 1995 was $21,558,000 (32.8% of net sales) as compared to $17,864,000 (33.9%
of net sales) for the three month period ended December 31, 1994, an increase of $3,694,000 or 20.7%. Gross profit increased by $259,000 due to currency rate fluctuations and by $2,703,000 from acquisitions with the remainder due to volume changes, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to sales of products that contribute lower gross profits and increased technical service costs in the European and Asia Pacific Sectors.

	Selling, general and administrative expenses were $14,197,000 (21.6% of net sales) for the three month period ended December 31, 1995 as compared to $10,906,000 (20.7% of net sales) for the same period of the prior year, an increase of $3,291,000 or 30.2% in these expenses of which currency rate fluctuations increased these expenses by $237,000 and $1,787,000 was due to acquisitions in the current period. Increased expenses related to sales volume, trade shows and personnel were primarily responsible for selling expense increases while general and administrative increased due primarily to personnel and legal expenses in the current period. Other operating expenses, before restructuring charges (See Note 3 - Notes to Consolidated Financial Statements) increased by $849,000 or 19.0% over the same period of the prior year of which $86,000 was due to currency rate fluctuations and $955,000 was due to acquisitions with the remaining decrease primarily related to decreased engineering expenses.

	Interest expense for the three month period ended December 31, 1995 was $1,080,000 as compared to $871,000 for the three month period ended December 31, 1994. Currency rate fluctuations increased interest expense by $62,000 and acquisitions added $186,000 for the current period. Interest income was $162,000 and $209,000 for the three month periods ended December 31, 1995 and December 31, 1994, respectively. Other income decreased primarily due to foreign currency transaction losses of ($158,000) and ($46,000) for the three month periods ended December 31, 1995 and 1994, respectively.
Currency rate fluctuations decreased other income by $35,000 and acquisitions increased other income by $27,000 for the period.

	The Company's effective tax rate was 46% on income before restructuring charges (See Note 3 - Notes to Consolidated Financial Statements) for the three month period ended December 31, 1995, as compared to 50% for the three month period ended December 31, 1994. Currency rate fluctuations decreased the provision for income taxes by $73,000 for the current period. The difference in effective rates results primarily from increased domestic income. The current period's effective rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic income. No tax benefit was recorded on the $3,000,000 charge for restructuring due to the Company's tax loss carryforward position in Germany.

	Net (loss) for the three month period ended December 31, 1995 was $(2,337,000) versus net income of $1,062,000 for the three month period ended December 31, 1994, or $(0.13) and $0.06 per share, respectively. The net loss due to restructuring charges was $(0.17) per share. Currency rate fluctuations increased the net loss by $87,000 and acquisitions increased the net loss by $173,000 or $(0.01) per share for the current period. Weighted average equivalent shares outstanding during the three month periods ended December 31, 1995 and December 31, 1994 were 18,132,011 and 18,001,699, respectively.

Liquidity and Capital Resources at December 31, 1995
Liquidity and Working Capital


	The Company's long-term debt includes $25,000,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000 and a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina, as Agent, which matures in December, 1998 (See Note 4 - Notes to Consolidated Financial Statements). The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes to $3,000,000 plus 50% of the Company's net income after June 30, 1993 and to $5,500,000 plus 50% of the Company's net income after June 30, 1995 for the Revolver. In addition, the Company was required to pledge certain of the shares of its domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

	Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At December 31, 1995, this ratio was 1.65 to 1.

	Net cash used by investing activities increased by $10,166,000 from $433,000 at December 31, 1994 to $10,599,000 at
December 31, 1995 primarily due to the purchase of a previously leased Swedish manufacturing facility for SEK 28,840,000 ($4,335,000) and the purchase of Acrotec AB and Subsidiaries, net of cash acquired, of $4,798,000. Net cash provided by financing activities decreased by $834,000 to $1,619,000 at December 31, 1995 from $2,453,000 at
December 31, 1994 primarily due to the difference in debt borrowing and repayment activity. The decrease of short term loans required for working capital was partially offset by increased long-term debt requirements of which SEK 18,400,000 ($2,766,000) relates to financing the above building.

	The Company's working capital decreased from $49,877,000 at December 31, 1994, to $49,178,000 at December 31, 1995, a decrease of $699,000 or 1.4%. Currency rate fluctuations increased working capital by $733,000 and acquisitions, net of cash acquired, added $4,912,000 to the current period's working capital. The remainder of the decrease was due primarily to increases in trade payables and accrued compensation which more than offset inventory increases. The Company's working capital decreased by $4,397,000 or 8.2% from $53,575,000 at June 30, 1995 to $49,178,000 at December 31, 1995.
Currency rate fluctuations decreased working capital by $2,412,000 and acquisitions, net of cash acquired, added $4,912,000 to the current period's working capital. Decreases in cash, used for the Acrotec acquisition and the purchase of the Swedish manufacturing facility, and decreases in receivables, net of inventory increases, were more than offset by decreases in other accounts payable and accrued compensation.

	The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $41,329,000, including amounts available under the Revolver. As of December 31, 1995, the Company had outstanding $14,694,000 under these lines of credit, of which $4,141,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at December 31, 1995 are $591,000 lower then they would have been if June 30, 1995 exchange rates had been used and include $3,045,000 of debt of the acquired entities.

	Net capital expenditures made to meet the normal business needs of the Company for the six months ended December 31, 1995 and December 31, 1994, including commitments for capital lease payments, were $1,025,000 and $904,000, respectively.

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

		(a)  The Annual Meeting of Stockholders was held on
November 16, 1995.

		(c) A brief description of matters voted upon and the results of the voting follows:


		Proposal 1 - To elect two Class II Directors to serve for
 			three-year terms and one Class III Director to serve for a one-year term or until their successors are elected and qualify.


	SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

             Total Vote For  	Total Vote Withheld
             Each Director		  From Each Director
Class A

M. Richard Rose			   14,795,034			140,383

Class A & B

Gerald A. Nathe			   31,658,794			146,773
Judith G. Hyers		    31,656,684			148,883



Item 6.  Exhibits and Reports on Form 8-K

	(b)	Reports on Form 8-K.  There were no reports on Form 8-K filed for the three months ended December 31, 1995.

	SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





				BALDWIN TECHNOLOGY COMPANY, INC.



				BY     s\  William J. Lauricella
				             Treasurer and
				        Chief Financial Officer







Dated:	February 14, 1996