Form 10-Q
period 1996-03-31
BALDWIN TECHNOLOGY CO INC
filed 1996-05-07
CIK 805792

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934


For quarter ended               March 31, 1996

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

          YES  X .                      NO    .

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at April 30, 1996

       Class A Common Stock
          $0.01 par value                         15,590,627

       Class B Common Stock
          $0.01 par value                          1,835,883

           Total number of pages in this document   14

                 BALDWIN TECHNOLOGY COMPANY, INC.

                              INDEX


                                                                          Page

Part I    Financial Information

          Consolidated Balance Sheet -
           March 31, 1996 and June 30, 1995                                 1


          Consolidated Statement of Income -
           Three months and nine months ended
           March 31, 1996 and 1995                                          2


          Consolidated Statement of Changes in
           Shareholders' Equity - Nine months
           ended March 31, 1996                                             3

          Consolidated Statement of Cash Flows -
           Nine months ended March 31, 1996 and 1995                      4-5

          Notes to Consolidated Financial Statements                      6-7

          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                    8-13

Part II   Other Information

          Item 6    Exhibits and Reports on Form 8-K                       13

Signature                                                                  14

                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)

                                                        March 31, June 30,
                                                           1996     1995
                                  ASSETS              (Unaudited)
CURRENT ASSETS:
 Cash                                                     $  7,892  $ 12,719
 Short-term securities                                         318       470
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,593 ($2,897 at June 30, 1995)     50,163    46,478
 Notes receivable, trade                                    10,576    16,916
 Inventories                                                45,919    39,824
 Prepaid expenses and other                                  8,978     8,496
       Total current assets                                123,846   124,903

MARKETABLE SECURITIES, at cost:
 Market $977 ($971 at June 30, 1995)                           787       971

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                          7,930     2,348
 Machinery and equipment                                    10,347     8,941
 Furniture and fixtures                                      5,890     5,855
 Leasehold improvements                                      1,736     1,734
 Capital leases                                              7,505     7,837
                                                            33,408    26,715
 Less:  Accumulated depreciation and amortization           20,119    19,538
   Net property, plant and equipment                        13,289     7,177

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $3,766 ($3,243 at
 June 30, 1995)                                              5,353     5,355
GOODWILL, less accumulated amortization of $11,245
 ($9,734 at June 30, 1995)                                  64,387    61,477
OTHER ASSETS                                                 9,132     9,887
TOTAL ASSETS                                              $216,794  $209,770

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                            $ 11,013  $  9,188
 Current portion of long-term debt                             479       160
 Accounts payable, trade                                    15,319    14,895
 Notes payable, trade                                        9,911    12,637
 Accrued salaries, commissions, bonus and profit-sharing     8,953     9,680
 Customer deposits                                           8,734     5,410
 Accrued and withheld taxes                                  2,823     2,321
 Income taxes payable                                        3,525     4,389
 Restructuring reserve                                       2,974
 Other accounts payable and accrued liabilities             13,694    12,648
      Total current liabilities                             77,425    71,328

LONG-TERM LIABILITIES:
 Long-term debt (Note 4)                                    35,071    29,868
 Other long-term liabilities                                 9,238     9,686
      Total long-term liabilities                           44,309    39,554
       Total liabilities                                   121,734   110,882

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,391,683 shares issued
  (16,011,586 at June 30, 1995)                                164       160
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                           20        20
 Capital contributed in excess of par value                 57,185    54,881
 Retained earnings                                          41,278    41,631
 Cumulative translation adjustment                             861     4,174
 Less:  Treasury stock, at cost:
   Class A - 772,556 shares (174,256 at June 30, 1995)
   Class B - 164,117 shares (164,117 at June 30, 1995)      (4,448)   (1,978)
     Total shareholders' equity                             95,060    98,888
COMMITMENTS                                                 ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $216,794  $209,770

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

                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)

                             For the three months      For the nine months
                                ended March 31,          ended March 31,

                                1996      1995           1996      1995

Net sales                           $63,812   $55,375       $182,463  $155,727
Cost of goods sold                   43,102    36,709        123,048   102,838

Gross Profit                         20,710    18,666         59,415    52,889

Operating expenses:
 General and administrative           6,747     6,212         19,713    17,294
 Selling                              6,547     5,125         18,624    15,128
 Engineering                          3,547     3,092          9,944     8,783
 Research and development             1,812     1,332          4,783     4,175
 Restructuring Charge: (Note 3)
  Employee terminations                                        1,500
  Dealer terminations                                          1,500
                                     18,653    15,761         56,064    45,380
Operating income                      2,057     2,905          3,351     7,509

Other (income) expense
 Interest expense                     1,056       898          3,074     2,590
 Interest income                       (178)     (146)          (427)     (468)
 Other income, net                     (656)     (355)        (1,197)     (915)
                                        222       397          1,450     1,207

Income before taxes                   1,835     2,508          1,901     6,302

Provision for income taxes              844     1,254          2,254     3,151

Net income (loss)                   $   991   $ 1,254       $   (353) $  3,151

Net income (loss) per common
 and common equivalent share        $  0.06   $  0.07       $  (0.02) $   0.18

Weighted average number of
 shares outstanding                  17,783    17,932         17,915    17,938


        The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
(PART 1 OF 2 PART TABLE)

                                                                      Capital
                              Class A              Class B        Contributed
                             Common Stock         Common Stock      in Excess
                              Shares    Amount     Shares   Amount     of Par
Balance at June 30, 1995   16,011,586   $160    2,000,000    $20      $54,881

Net loss for the nine months

Stock issued in conjunction
 with the acquisition of
 Acrotec                      350,000      4                            2,184

Stock options exercised        30,097                                     120

Treasury stock purchased

Translation adjustment

Balance at March 31, 1996  16,391,683   $164    2,000,000    $20      $57,185


BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
(PART 2 OF 2 PART TABLE)

                                              Cumulative
                                 Retained     Translation    Treasury Stock
                                 Earnings     Adjustment    Shares    Amount
Balance at June 30, 1995         $41,631       $4,174      (338,373) $(1,978)

Net loss for the nine months        (353)

Stock issued in conjunction
   with the acquisition of
   Acrotec

Stock options exercised

Treasury stock purchased                                   (598,300)  (2,470)

Translation adjustment                         (3,313)

Balance at March 31, 1996        $41,278       $  861      (936,673) $(4,448)


The accompanying notes to consolidated financial statements are an integral part of these statements.

   BALDWIN TECHNOLOGY COMPANY, INC.CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)


                                                           For the nine months
                                                              ended March 31,
                                                              1996       1995
Cash Flows from operating activities:
 (Loss) income from operations                             $  (353)  $  3,151
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                              3,526      3,488
  Accrued retirement pay                                       138        151
  Provision for losses on accounts receivable                   36         62
  Restructuring charge                                       3,000
  Changes in assets and liabilities net of
   effects from subsidiary purchase -
   Accounts and notes receivable, net                        5,627    (10,169)
   Inventories                                              (3,298)    (7,380)
   Prepaid expenses and other                                  256        279
   Customer deposits                                         1,909      2,367
   Accrued compensation                                       (251)      (242)
   Accounts and notes payable, trade                        (1,138)     2,465
   Income taxes payable                                       (899)    (1,626)
   Accrued and withheld taxes                                  528         38
   Other accounts payable and accrued liabilities           (1,647)       (69)
   Interest payable                                            636        481

    Net cash provided (used) by operating activities         8,070     (7,004)

Cash flows from investing activities:
 Acquisitions of subsidiaries, net of cash acquired         (4,798)
 Additions of property, net                                 (5,567)      (882)
 Additions of patents, trademarks and drawings, net           (379)      (274)
 Other assets                                                 (181)       433

   Net cash used by investing activities                   (10,925)      (723)

Cash flows from financing activities:
 Long-term borrowings                                       10,334      2,000
 Long-term debt repayment                                   (7,777)    (3,335)
 Short-term borrowings                                       7,021      4,566
 Short-term debt repayment                                  (7,465)    (1,096)
 Principal payments under capital lease
  obligations                                                 (323)      (372)
 Other long-term liabilities                                  (827)       (23)
 Treasury stock purchased                                   (2,470)      (263)
 Stock options exercised                                       120          4
   Net cash (used) provided by financing activities         (1,387)     1,481

 Effects of exchange rate changes                             (737)       657

 Net decrease in cash and
  cash equivalents                                          (4,979)    (5,589)

 Cash and cash equivalents at beginning of year             13,189     18,534

 Cash and cash equivalents at end of period                $ 8,210   $ 12,945

        The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
         (Unaudited)

Supplemental disclosures of cash flow information:

                                                   For the nine months
                                                      ended March 31,
                                                      1996      1995
                                                      (in thousands)
Cash paid during the period for:
    Interest                                         $ 2,438   $ 2,109
    Income taxes                                     $ 3,118   $ 4,834

Supplemental schedule of non-cash investing and financing activities:

For the nine months ended March 31, 1996:

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

A restructuring charge was expensed during the second quarter of the fiscal year in a non-cash transaction of $3,000,000. The change in the related liability is recorded as a change in "Other accounts payable and accrued liabilities" for cash flow purposes. See Note 3 in Notes to Consolidated Financial Statements.

Other assets included $267,000 of previously capitalized patent costs unrealized as royalties at March 31, 1996. See comments below for March 31, 1995.

The Company entered into capital lease agreements of $80,927 for the nine months ended March 31, 1996.

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

The Company entered into capital lease agreements of $77,767 for the nine months ended March 31, 1995.

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

   The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

   All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three and nine month periods ended March 31, 1996 and 1995, net income (loss) was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, in order to calculate net income (loss) per share.
Common stock equivalents for the three month periods ended March 31, 1996 and 1995 consisted of 18,476 shares and 117,965 shares, respectively, for stock options. The weighted average number of common and common equivalent shares outstanding for the three month periods ended March 31, 1996 and 1995 were 17,783,312 and 17,932,228, respectively. Common stock equivalents for the nine month periods ended March 31, 1996 and 1995 consisted of 97,676 shares and 121,134 shares, respectively, for stock options. For the nine month periods ended March 31, 1996 and 1995 the weighted average number of common and common equivalent shares were 17,914,971 and 17,937,880, respectively. Common stock equivalents calculated for fully diluted earnings per share were not materially different from those calculated for primary earnings per share.


Note 2 - Inventories:

   Inventories consist of the following:-

                                March 31,            June 30,
                                  1996                        1995

   Raw material                       $20,470,000         $17,897,000
   In process                          17,854,000          10,602,000
   Finished goods                       7,595,000          11,325,000

                                      $45,919,000         $39,824,000


   Inventories decreased $1,092,000 due to translation effects of exchange from June 30, 1995 to March 31, 1996. Inventories acquired in the October 2, 1995 purchase of Acrotec AB and Subsidiaries amounted to $3,889,000 and at March 31, 1996 Acrotec inventories were $4,306,000.

Note 3 - Restructuring:

   A restructuring reserve was charged to income for the quarter ended December 31, 1995 in the amount of $3,000,000. The reserve was established in order to accrue the costs associated with a planned workforce rationalization of the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system. At March 31, 1996, payments of $26,000 had been made for severence against the restructuring reserve and the remaining reserve was $2,974,000.


Note 4 - Debt Refinancing:

   As of December 31, 1995, the Company refinanced it's $20,000,000 revolving credit agreement (the "Revolver") with NationsBank, National Association, as Agent. In connection with the refinancing, certain of the related financial covenants were amended.


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

   On October 30, 1995 the Compensation and Stock Option Committee of the Board of Directors granted non-qualified options to purchase 41,000 shares of the Company's Class A Common Stock to certain executives under the Company's 1986 Plan. The options were granted at the fair market value on the date of grant ($5.63) and are otherwise identical with regard to restrictions on options previously granted.

                   BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

   Nine Months Ended March 31, 1996 vs. Nine Months
   Ended March 31, 1995.

   Net sales for the nine months ended March 31, 1996 increased by $26,736,000 or 17.2% to $182,463,000 from $155,727,000 for the nine months ended March 31, 1995. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,301,000 and acquisitions added $12,143,000 to net sales. Product volume was the primary reason for the $12,292,000 remainder of the increase of which $9,832,000 occurred in the Americas Sector. In terms of local currency, sales changes were mixed within the European Sector. Sales were down 0.25% in Germany, were up 14.4% in the United Kingdom and were up 7.1% in Sweden. Local currency Asian Sector sales were down 6.8%. In the Americas Sector, net sales increased 14.4%.

   Gross profit for the nine month period ended March 31, 1996 was $59,415,000 (32.6% of net sales) as compared to $52,889,000 (34% of net sales) for the nine month period ended March 31, 1995, an increase of $6,526,000 or 12.3%. Gross profit increased by $510,000 on fluctuations in currency rates, by $4,411,000 due to acquisitions with the remainder due to volume changes, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to sales of products that contribute lower gross profits, pressure on sales prices and increased technical service costs in the European and Asia Pacific Sectors.

   Selling, general and administrative expenses were $38,337,000 (21.0% of net sales) for the nine month period ended March 31, 1996 as compared to $32,422,000 (20.8% of net sales) for the same period of the prior year, an increase of $5,915,000 or 18.2% in these expenses of which $359,000 was due to currency rate fluctuations and $3,393,000 was due to acquisitions. Increased expenses related to sales volume, trade shows and personnel were primarily responsible for selling expense increases while general and administrative expenses increased due primarily to personnel and legal expenses in the current period. Other operating expenses, before restructuring charges (See Note 3, Notes to Consolidated Financial Statements) increased by $1,769,000 over the same period of the prior year of which $197,000 was due to currency rate fluctuations and $1,618,000 was due to acquisitions with the remaining decrease primarily related to decreased engineering and contract related research costs.

   Interest expense for the nine month period ended March 31, 1996 was $3,074,000 as compared to $2,590,000 for the nine month period ended March 31, 1995. Currency rate fluctuations increased interest expense by $121,000 and acquisitions added $338,000 for the current period. Interest income was $427,000 and $468,000 for the nine month periods ended March 31, 1996 and March 31, 1995, respectively. Currency rate fluctuations decreased interest income by $6,000 and acquisitions increased interest income by $103,000 for the current period. Other income and expense includes foreign currency transaction gains of $418,000 and $204,000 for the nine month periods ended March 31, 1996 and 1995, respectively. The effects of currency rate fluctuations decreased other income by $136,000. Acquisitions increased other income by $31,000 with the remaining increase due primarily to increased royalty income for the current period.

   The Company's effective tax rate was 46% on income before restructuring charges (See Note 3 - Notes to Consolidated Financial Statements) for the nine month period ended March 31, 1996, as compared to 50% for the nine month period ended March 31, 1995. Currency rate fluctuations decreased the provision for income taxes by $135,000 for the current period. The difference in effective rates results primarily from increased domestic income. The current period's effective rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic income. No tax benefit was recorded on the $3,000,000 charge for restructuring due to the Company's tax loss carryforward position in Germany.

   Net (loss) for the nine month period ended March 31, 1996 was $(353,000) versus net income of $3,151,000 for the nine month period ended March 31, 1995, or $(0.02) and $0.18 per share, respectively. The net loss due to restructuring charges was $(0.17) per share. Currency rate fluctuations increased the net loss by $159,000 and acquisitions increased the net loss by $912,000 or $(0.05) per share for the current period. Weighted average equivalent shares outstanding during the nine month periods ended March 31, 1996 and March 31, 1995 were 17,914,971 and 17,937,880, respectively.

   Three Months Ended March 31, 1996 vs. Three Months
   Ended March 31, 1995.

   Net sales for the three months ended March 31, 1996 increased by $8,437,000 or 15.2% to $63,812,000 from $55,375,000 for the three months ended March 31, 1995. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $948,000 while acquisitions added $5,569,000 to net sales for the current period. Product volume increases were primarily responsible for the remainder of the change. In terms of local currency, sales changes were mixed within the European Sector. Sales were down 23.8% in Germany, were up 22.5% in United Kingdom and were up 15.5% in Sweden. Local currency Asian Sector sales were flat in Japan and up by AUS $1,811,000 in the current period from AUS $220,000 in the prior year. In the Americas Sector, net sales increased $4,709,000 or 19.6% for the current period.

   Gross profit for the three month period ended March 31, 1996 was $20,710,000 (32.5% of net sales) as compared to $18,666,000 (33.7% of net sales) for the three month period ended March 31, 1995, an increase of $2,044,000 or 11.0%. Currency rate fluctuations decreased gross profit by $257,000 and acquisitions added $1,708,000 to gross profit with the remainder of the increase due primarily to increased volume changes, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to sales of products that contribute lower gross profit margins, pricing pressures and increased technical service costs. Gross profit margins of the recently acquired Acrotec group were also effected by low sales volume for the quarter.

   Selling, general and administrative expenses were $13,294,000 (20.8% of net sales) for the three month period ended March 31, 1996 as compared to $11,337,000 (20.4% of net sales) for the same period of the prior year, an increase of $1,957,000 or 17.3% in these expenses. Currency rate fluctuations decreased these expenses by $182,000 and acquisitions added $1,606,000 in the current period. The remainder of the increase was primarily selling expenses related to increased sales volume and personnel. Other operating expenses increased $935,000 or 21.1% over the same period of the prior year. Currency rate fluctuations decreased these expenses by $26,000 and acquisitions added $663,000 for the current period with the remaining increase primarily related to product design engineering.

   Interest expense for the three month period ended March 31, 1996 was $1,056,000 as compared to $898,000 for the three month period ended March 31, 1995. Currency rate fluctuations decreased interest expense by $9,000 and acquisitions added $152,000 for the current period. Interest income was $178,000 and $146,000 for the three month periods ended March 31, 1996 and March 31, 1995, respectively. Currency rate fluctuations decreased interest income by $30,000 and acquisitions increased interest income by $47,000 for the current period. Other income and expense includes foreign currency transaction gains of $426,000 and $147,000 for the three month periods ended March 31, 1996 and 1995, respectively. Currency rate fluctuations decreased other income by $86,000 and acquisitions added $6,000 for the period with the remaining change due primarily to increased royalty income.

   The Company's effective tax rate on income before taxes was 46%
for the three month period ended March 31, 1996, as compared to 50% for the three month period ended March 31, 1995. The difference in effective rates results primarily from increased domestic source income. The effective tax rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic source income and foreign source losses for which no tax loss carryback benefit is available. Currency rate fluctuations decreased the provision for income taxes by $141,000 for the current period.

   Net income for the three month period ended March 31, 1996 decreased by $263,000 or 21.0% to $991,000 from $1,254,000 for the three month period ended March 31, 1995, or to $0.06 from $0.07 per share, respectively. Currency rate fluctuations decreased net income by $76,000 and acquisitions decreased net income by $739,000 $(0.04) for the current period. Weighted average equivalent shares outstanding during the three month periods ended March 31, 1996 and March 31, 1995 were 17,783,312 and 17,932,228, respectively.

           Liquidity and Capital Resources at March 31, 1996
                    Liquidity and Working Capital

          The Company's long-term debt includes $25,000,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000 and a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank, National Association, as Agent, which matures in December, 1998 (See Note 4 - Notes to Consolidated Financial Statements). The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, the Company was required to pledge certain of the shares of its domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

          Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At March 31, 1996, this ratio was 1.60 to 1.

          Net cash used by investing activities increased by $10,202,000 from $723,000 at March 31, 1995 to $10,925,000 at March
31, 1996 primarily due to the purchase of a previously leased Swedish manufacturing facility for SEK 28,840,000 ($4,295,000) and the purchase of Acrotec AB and Subsidiaries, net of cash acquired, of $4,798,000. Net cash used by financing activities increased by $2,868,000 to $1,387,000 at March 31, 1996 from $1,481,000 provided by financing at March 31, 1995 primarily due to the difference in treasury stock repurchase activity.

          The Company's working capital decreased from $51,964,000 at March 31, 1995, to $46,421,000 at March 31, 1996, a decrease of
$5,543,000 or 10.7%. Currency rate fluctuations decreased working capital by $2,402,000 and acquisitions, net of cash acquired, added $4,912,000 to the current period's working capital. The decrease was due primarily to cash used to finance the Acrotec acquisition and the purchase of the Swedish manufacturing facility. The remainder of the decrease was related to decreases in trade receivables and loans payable to banks. The Company's working capital decreased by $7,154,000 or 13.4% from $53,575,000 at June 30, 1995 to $46,421,000 at March 31, 1996. Currency rate fluctuations decreased working capital by $3,408,000 and acquisitions, net of cash acquired, added $4,912,000 to the current period's working capital. Cash used to finance the Acrotec acquisition and the purchase of the Swedish manufacturing facility were primarily responsible for the change in working capital. Decreases in receivables, net of inventory increases, accounted for the remainder of the change. Increases in customer deposits were largely offset by decreases in other payables.

          The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $38,136,000, including amounts available under the Revolver. As of March 31, 1996, the Company had outstanding $14,135,000 under these lines of credit, of which $3,123,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at March 31, 1996 are $867,000 lower then they would have been if June 30, 1995 exchange rates had been used and include $3,465,000 of debt of the acquired entities.

          Net capital expenditures made to meet the normal business needs of the Company for the nine months ended March 31, 1996 and March 31, 1995, including commitments for capital lease payments, were $1,651,000 and $1,156,000, respectively.

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


                   BALDWIN TECHNOLOGY COMPANY, INC.

                                PART II

                           OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1996.

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

Dated: May 6, 1996