Form 10-K
period 1996-06-30
BALDWIN TECHNOLOGY CO INC
filed 1996-09-27
CIK 805792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended June 30, 1996            Commission file number 1-9334

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

Securities registered pursuant to Section 12(g) of the Act:None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1996 was $43,409,713.

    Number of shares of Common Stock outstanding at August 31, 1996:

                  Class A Common Stock............  15,515,727
                  Class B Common Stock............   1,835,883
                                                    ----------
                  Total...........................  17,351,610

                       DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12 and 13 are incorporated by reference from the Baldwin Technology Company, Inc. Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on November 19, 1996 into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

                             TABLE OF CONTENTS                         PAGE
                                                                       ----

Item 1.  Business...................................................     1

Item 2.  Properties.................................................     6

Item 3.  Legal Proceedings..........................................     7

Item 4.  Submission of Matters to a Vote of Security Holders........     7

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters........................................     8

Item 6.  Selected Financial Data....................................     9

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................    10

Item 8.  Financial Statements and Supplementary Data................    15

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure...................................    37

Item 10. Directors, Executive Officers and Key Employees of the
         Registrant.................................................    38

Item 11. Executive Compensation.....................................    38

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.................................................    38

Item 13. Certain Relationships and Related Transactions.............    38

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K........................................................    38



CAUTIONARY STATEMENT -- This Form 10-K may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Report on Form 10-K for the year ended June 30, 1996.

                                     PART I

ITEM 1.BUSINESS

    Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is the leading international manufacturer of material handling, accessory, control and pre-press equipment for the printing industry. The Company offers its customers a broad range of products designed to enhance the quality of printed products and increase the productivity and cost-efficiency of printing presses while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fountain solution and ink control systems, web control and press protection systems, web and material handling systems, newspaper inserter equipment and automated imposition and plate exposure equipment.

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

PRINCIPAL PRODUCTS

    The Company manufactures and sells more than 200 different products to printers and printing press manufacturers. The Company's product development is focused on the needs of the printer. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. Initially, after the introduction of a new product, the Company's marketing efforts usually focus on printers. With the exception of the Company's Kansa and Misomex product lines, as a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the industry increases and printers begin to specify certain of the Company's products as part of their accessory or material handling equipment package when ordering new presses. The Company's Kansa and Misomex product lines are primarily marketed to printers. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's products help printers address increasingly demanding print quality, environmental and safety issues while enhancing productivity. Nearly all of the Company's products also significantly limit paper waste, which is especially important given the high cost of paper. The Company's sales have historically increased about equally through both internal product development and acquisitions of product lines and companies.

    The Company's products range in price from under $100 to approximately $500,000. Baldwin's principal products are:

ACCESSORIES AND CONTROLS.

    CLEANING SYSTEMS.The Company's first Cleaning Systems product was the Press Washer which cleaned the ink train of an offset press. Additional Cleaning Systems products include the Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner and Guide Roll Cleaner, which all reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In 1995, IMPACT(TM), a patented automated blanket and press cylinder cleaning system was introduced and won the Graphic Arts Technical Foundation Intertech Award. In the fiscal years ended June 30, 1996, 1995 and 1994, net sales of Cleaning Systems represented approximately 27.8%, 30.2% and 32.6% of the Company's net sales, respectively.

    Fountain Solution Control Systems.Fountain Solution Control Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of water used in the offset printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 1996, 1995 and 1994, net sales of Fountain Solution Control Systems represented approximately 13.3%, 13.2% and 12.6% of the Company's net sales, respectively.

    WEB CONTROL AND PRESS PROTECTION SYSTEMS.The Company's Web Control Systems improve print quality by precisely controlling the flow of paper through a web offset press while also reducing waste and increasing press productivity. The Company's Press Protection Systems, designed in response to the increasing number of web leads used in printing today's colorful newspapers, provide an auto-arming electronic package offering high quality press protection in the event of a web break.

    OTHER ACCESSORY AND CONTROL EQUIPMENT.The Company's Ink Control Systems control and regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce wasted ink and paper and allow for the use of recyclable ink containers. Other products include Ultra-Violet and Infra-Red Dryers for sheet-fed presses and Gluing Systems. In the fiscal years ended June 30, 1996, 1995 and 1994, net sales of these products represented approximately 12.0%, 10.3% and 9.8% of the Company's net sales, respectively.

MATERIAL HANDLING.

    WEB HANDLING SYSTEMS.The Company's Web Handling Systems, produced by its Enkel and Amal subsidiaries, unwind, rewind and splice paper and other materials supplied to presses in webs and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows a more efficient flow of printed work. In the fiscal years ended June 30, 1996, 1995 and 1994, net sales of Web Handling Systems represented approximately 13.8%, 14.3% and 12.9% of the Company's net sales, respectively.

    MATERIAL HANDLING/STACKING SYSTEMS.Baldwin's Material Handling/Stacking Systems automate the handling of the printed product. The efficient counting, stacking, packing and compressing of printed materials helps to increase press utilization and productivity, reduce and control waste and decrease pressroom labor requirements.

    IN-LINE FINISHING SYSTEMS.The Company's In-line Finishing products allow printers to perform automatically, at press speeds, functions which previously required special handling in the bindery. These functions include numbering, perforating, gluing and cutting.

    NEWSPAPER INSERTER EQUIPMENT AND MAILING MACHINE SYSTEMS.The Company's Newspaper Inserter Equipment collates and inserts sections and advertising material into newspapers. Rising newsprint costs in the printing industry have increased pressure on printers to reduce other costs, particularly labor costs. When manual processes are replaced by newspaper inserters, payback periods as low as six months have been realized by some purchasers of this equipment. The Company's Mailing Machine Systems fold, label and prepare newspapers for mailing.

PRE-PRESS.

    AUTOMATED IMPOSITION, PLATE EXPOSURE AND PLOTTING AND CUTTING SYSTEMS. The Company's Automated Imposition and Plate Exposure Systems are used by printers to automate a labor intensive operation that results in the high quality and accuracy of images on plates used in the offset printing process. The Company's Laserstepper(TM) is designed to expose both film images and digital information directly onto printing plates. The Laserstepper(TM) technology allows printers to intermix conventional film and digital data within the page, or page by page, on the plate. Furthermore, the technology allows the printer to upgrade to more efficient digital platemaking technologies without losing the flexibility to work with conventional input. Printers can thus sharpen their competitive edge in traditional markets while developing the digital capabilities needed for future success. The Platesetter(TM) is designed to image plates directly from digital data offering continuous "hands-off" plate production of large amounts of digital data. In addition to accommodating both film and plate as well as different plate sizes, it handles oversize plates, a key advantage in today's market. The Company's Plotting and Cutting systems are widely used in the packaging and corrugated carton industries and are designed to plot, cut, crease and mill a wide range of materials. In the fiscal years ended June 30, 1996, 1995 and 1994, net sales of Automated Imposition and Plate Exposure Systems represented approximately 11.4%, 11.7% and 14.0% of the Company's net sales, respectively.

WORLDWIDE OPERATIONS

    The Company believes that it is the only manufacturer of material handling, accessory, control and pre-press equipment for the printing industry which has complete product development, manufacturing and marketing facilities in its three major sectors: the Americas, Europe and Asia Pacific.

    The following table sets forth the percentages of the Company's net sales attributable to its three sectors in the fiscal years ended June 30, 1996, 1995 and 1994:

                                              YEARS ENDED JUNE 30,
                                     -------------------------------------
                                      1996            1995            1994
                                     -----           -----           -----
Americas ..............               40.7%           42.2%           42.5%
Europe ................               34.7            29.8            29.5
Asia Pacific ..........               24.6            28.0            28.0
                                     -----           -----           -----
Total .................              100.0%          100.0%          100.0%
                                     =====           =====           =====

    In its Americas sector, the Company operates in North, Central and South America through its U.S. subsidiaries. In its European sector, the Company operates through its subsidiaries in Germany, Sweden, Italy, France, England and the Netherlands. In its Asia Pacific sector, the Company operates through its subsidiaries in Japan, Hong Kong, China and Australia. All of the Company's subsidiaries are wholly owned.

    For additional information relating to the Company's operations in its three principal sectors, see Note 4 -- Notes to Consolidated Financial Statements.

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

MARKETING, SALES AND SUPPORT

    Marketing.The Company markets its products in almost all developed countries throughout the world. Although Baldwin markets a similar line of products in many of these countries, its product mix and distribution channels vary from country to country. The Company has 152 employees devoted to marketing and sales activities in its three principal markets and over 300 dealers worldwide. The Company markets its products to printing press manufacturers and to printers. For the fiscal year ended June 30, 1996 approximately 44% of the Company's net sales were to printing press manufacturers and approximately 56% of its net sales were directly to printers.

    In its Americas and European sectors, the Company markets its products both through direct sales representatives and an extensive dealer network. In its Asia Pacific sector, the Company markets its products through direct sales representatives in Japan, Hong Kong, China and Australia and through dealers throughout the rest of Asia.

    Support.The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 119 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

    Backlog.The Company's backlog was $69,351,000 as of June 30, 1996, including $8,444,000 of backlog related to the acquired Acrotec operations, $71,866,000 as of June 30, 1995 and $58,455,000 as of June 30, 1994. Backlog represents product orders which Baldwin has received from its customers under valid contracts or purchase orders.

    Customers.The Company has a diverse customer base. In the fiscal years ended June 30, 1996, 1995 and 1994, no customer accounted for 10% or more of the Company's net sales. The ten largest customers of Baldwin accounted for less than 41% of the Company's net sales for the fiscal year ended June 30, 1996. Sales of Baldwin's products are not seasonal. However, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year.

RESEARCH, DEVELOPMENT AND ENGINEERING

    The Company believes its research, development and engineering efforts have been an important factor in establishing and maintaining its leadership position in the field of material handling, accessory, control and pre-press equipment for the printing industry. In 1995, the Company was awarded the prestigious Intertech Award from the Graphic Arts Technical Foundation (see Principal Products -- Cleaning Systems). This is the Company's sixth such award since the Intertech Award was established in 1978 to recognize technologies that are predicted to have a major impact on the graphic communications industry, but are not yet in widespread use in the marketplace. Baldwin has devoted substantial efforts to adapt its products to almost all models and sizes of printing presses in use worldwide.

    The Company has product development facilities at each of its manufacturing locations. This decentralized approach to research and development permits the Company to react quickly to meet the needs of its customers.

    Baldwin employs approximately 205 persons whose primary function is new product development or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 1996, 1995 and 1994 were $21,022,000, $17,296,000 and
$15,409,000, respectively, representing approximately 8% of the Company's net sales in each year.

PATENTS

    The Company owns and licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. These products represented a substantial portion of the Company's net sales in the fiscal year ended June 30, 1996. The Company's patents expire at different times through June, 2013; however, the expiration of patents in the near future is not expected to have a material adverse effect on the Company's sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

    The Company conducts its manufacturing operations through a number of operating subsidiaries in each of its three sectors. In North America, the Company has subsidiaries with manufacturing facilities located on the East Coast, in the Midwest and on the West Coast.

    In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany, Sweden and England. These facilities manufacture and assemble complete lines of products that are in demand by printers worldwide and by printing press manufacturers in Europe for shipment throughout the world. The Company also has sales/service facilities in Germany, Sweden, Italy, France and England. In Asia, Baldwin has manufacturing and assembly facilities in Japan and China and sales/service facilities in Japan, Hong Kong, China and Australia.

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

EMPLOYEES

    The Company employs 1,298 persons, 611 of whom are production employees and approximately 163 of whom are management and administrative employees. Approximately 35% of the Company's 138 employees in its Baldwin Graphic Products Division in the United States are represented by the International Association of Machinists and Aerospace Workers under a contract which expires on November 9, 1996. In Europe, employees are represented by various unions, under contracts with indefinite terms. In Sweden, 49, 30 and 3 of the Company's 134 employees at its Misomex AB subsidiary are represented by the Swedish Industrial Salaried Employees' Association, the Swedish Metal Workers' Union and Civilingenior forb., respectively. At Amal AB, 4, 37 and 23 of the Company's 60 employees are represented by Ledarna (SALF), Lundsorganisationen, Metall and Tjanstemannene Central Organisation, and Svenska Industritjanstemanna Forbundet, respectively. At Acrotec AB's IVT Division, 2, 8 and 13 of the Company's 36 employees are represented by Ledarna (SALF), Lundsorganisationen, Metall and Tjanstemannene Central Organisation, and Svenska Industritjanstemanna Forbundet, respectively. In Germany, at Baldwin Gegenheimer GmbH, approximately 45 of the Company's 232 employees are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2.PROPERTIES

    The Company's facilities are divided among its three sectors and total approximately 766,000 square feet.

    In North America, manufacturing and office space leased by the Company and its subsidiaries total approximately 329,000 square feet of which space approximately 8,400 square feet is sublet. An additional 52,800 square feet of office and manufacturing space is owned by Kansa Corporation, subject to an Industrial Revenue Bond.

    In Europe, the Company has leased facilities totalling approximately 194,000 square feet comprised of office and manufacturing facilities in Germany (approximately 133,000 square feet), Sweden (approximately 29,000 square feet), Italy (approximately 1,300 square feet), France (approximately 1,800 square feet), the Netherlands (approximately 600 square feet) and England (approximately 28,000 square feet of which 1,350 square feet is sublet). In addition, the Company owns manufacturing facilities in Sweden totalling approximately 147,000 square feet.

    In Asia, the Company leases office and manufacturing facilities of approximately 40,000 square feet in Japan and 1,100 square feet in Beijing and office facilities aggregating approximately 2,500 square feet in Hong Kong, Shanghai, Melbourne and Sydney.

    The Company believes that its facilities are adequate to carry on its business as currently conducted.

ITEM 3.LEGAL PROCEEDINGS

    There are no legal proceedings pending to which the Company is a party or to which any of its property is subject, other than routine litigation incidental to the Company's business or which is covered by insurance and which would not have a material adverse effect on the Company.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders since November 16, 1995.

                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) PRICE RANGE OF CLASS A COMMON STOCK

    The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "BLD". The following chart sets forth, for the calendar periods indicated, the range of closing prices for the Class A Common Stock on the AMEX, as reported by the AMEX.

1994                                                       HIGH           LOW
- ----                                                      ------        ------
First Quarter ...........................                 5.75          4.875
Second Quarter ..........................                 5.625         4.25
Third Quarter ...........................                 5.875         4.25
Fourth Quarter ..........................                 6.625         4.625

1995
- ----
First Quarter ...........................                 5.875         4.8125
Second Quarter ..........................                 6.125         5.00
Third Quarter ...........................                 6.5625        5.125
Fourth Quarter ..........................                 6.3125        4.750

1996
- ----
First Quarter ...........................                 5.1875        3.375
Second Quarter ..........................                 4.25          3.50
Third Quarter (through September 15) ....                 3.75          3.00

    (b) CLASS B COMMON STOCK

    The Company's Class B Common Stock has no established public trading market.

    (c) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

    As of August 31, 1996, the approximate number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 499 and 25, respectively. The Company believes, however, that there are in excess of 4,200 beneficial owners of its Class A Common Stock.

    (d) DIVIDENDS

    Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company's Board of Directors. No dividend in cash or property can be declared or paid on shares of Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 9 -- Notes to Consolidated Financial Statements). See Note 7 -- Notes to Consolidated Financial Statements and "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for restrictions on dividends.

ITEM 6.SELECTED FINANCIAL DATA

    The Company's income statement and balance sheet data as they relate to the years ended June 30, 1996, 1995, 1994, 1993, and 1992, have been derived from the Company's audited financial statements (including the Consolidated Balance Sheet of the Company at June 30, 1996 and 1995 and the related Consolidated Statement of Income of the Company for the years ended June 30, 1996, 1995 and 1994 appearing elsewhere herein). The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                            YEARS ENDED JUNE 30,
                                        -----------------------------------------------------------
                                           1996         1995        1994        1993        1992
                                        ---------     --------    --------    --------    ---------
                                                               (IN THOUSANDS)
Income Statement Data:
Net sales ..........................    $ 259,301     $222,341    $198,055    $215,759    $ 221,474
Cost of goods sold (1) .............      173,271      146,727     130,051     142,564      147,071
                                        ---------     --------    --------    --------    ---------
Gross profit .......................       86,030       75,614      68,004      73,195       74,403
                                        ---------     --------    --------    --------    ---------
Selling, general and administrative
  expenses (2) .....................       52,799       45,847      42,068      42,532       41,575
Research, development and
  engineering expenses .............       21,022       17,296      15,409      16,711       16,970
Restructuring charge ...............        3,000                                  880        1,706
                                        ---------     --------    --------    --------    ---------
Operating income ...................        9,209       12,471      10,527      13,072       14,152
                                        ---------     --------    --------    --------    ---------
Interest expense ...................        4,032        3,436       3,694       5,850        7,167
Interest income ....................          552          577         381         285          483
Other income, net ..................        1,490        1,130         887         462          809
                                        ---------     --------    --------    --------    ---------
Income from continuing operations
  before taxes .....................        7,219       10,742       8,101       7,969        8,277
                                        ---------     --------    --------    --------    ---------
Provision for income taxes .........        4,701        5,091       3,969       4,303        7,507
                                        ---------     --------    --------    --------    ---------
Income from continuing operations ..        2,518        5,651       4,132       3,666          770
                                        ---------     --------    --------    --------    ---------
Loss from discontinued operations ..                                                         (1,842)
Loss on disposal of discontinued
  operations .......................                                                         (5,894)
Extraordinary loss on extinguishment
  of debt ..........................                                            (1,105)
Cumulative effect of change in
  accounting for income taxes ......                                             1,229
                                        ---------     --------    --------    --------    ---------
Net income (loss) ..................    $   2,518     $  5,651    $  4,132    $  3,790    $  (6,966)
                                        =========     ========    ========    ========    =========

(1) Includes all technical service expense, a portion of which ($2,732,000 and $2,379,000 for the years ended June 30, 1993 and 1992, respectively) was previously classified as an item of Operating Expense.

(2) Includes amortization expense ($2,499,000 and $2,474,000 for the years ended June 30, 1993 and 1992, respectively) for intangible assets which was previously classified as an item of Other Income and Expense.

                                                          YEARS ENDED JUNE 30,
                                       ----------------------------------------------------------
                                         1996         1995        1994        1993        1992
                                       --------     --------    --------    --------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Income (loss) per share from:
Continuing operations .............    $   0.14     $   0.32    $   0.23    $   0.21    $    0.05
Discontinued operations ...........                                                         (0.11)
Disposal of discontinued operations                                                         (0.35)
Extinguishment of debt ............                                            (0.06)
Cumulative effect of change in
accounting for income taxes .......                                             0.07
                                       --------     --------    --------    --------    ---------
Net income (loss) per share .......    $   0.14     $   0.32    $   0.23    $   0.22    $   (0.41)
                                       ========     ========    ========    ========    =========
Cash dividends declared per share:
Class A Common Stock ..............                                                     $   0.012
                                                                                        =========
Class B Common Stock ..............                                                     $    0.01
                                                                                        =========
Weighted average shares
  outstanding .....................      17,793       17,939      18,015      17,593       17,106
                                       ========     ========    ========    ========    =========
Balance Sheet Data (as of the end
  of each period):
Working capital ...................    $ 46,050     $ 53,575    $ 45,098    $ 34,414    $  34,313
Total assets ......................     217,340      209,770     187,216     188,479      206,936
Short-term debt ...................      10,196        9,348       6,033      16,257       13,828
Long-term debt ....................      33,576       29,868      32,230      25,998       36,668
Shareholders' equity ..............      97,056       98,888      88,080      82,864       85,135

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    General. The Company does not consider its business to be seasonal; however, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year. The following schedule shows the Company's net sales for such six month periods over the last five fiscal years to reflect the comparison.


                                                     FIRST SIX    SECOND SIX
FISCAL YEAR                                           MONTHS        MONTHS
- -----------                                        ------------  ------------
1996..........................................     $118,651,000  $140,650,000
1995..........................................      100,352,000   121,989,000
1994..........................................       91,858,000   106,197,000
1993..........................................      104,376,000   111,383,000
1992..........................................      108,310,000   113,164,000

    For the year ended June 30, 1996, the first six months sales include three months of sales from the acquired Acrotec entities amounting to $6,574,000 and the second six months sales include six months of sales from the acquired Acrotec entities amounting to $15,266,000.

RESULTS OF OPERATIONS

    The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company including the Notes thereto, presented elsewhere in this report.

                                                       YEARS ENDED JUNE 30,
                                                     -----------------------
                                                      1996      1995    1994
                                                     -----     -----   -----
Net sales.........................................   100.0%    100.0%  100.0%
Cost of goods sold................................    66.8      66.0    65.7
                                                     -----     -----   -----
Gross profit......................................    33.2      34.0    34.3
Selling, general and administrative expenses......    20.4      20.6    21.2
Research, development and engineering expenses....     8.1       7.8     7.8
Restructuring charge..............................     1.1
                                                     -----     -----   -----
Operating income..................................     3.6       5.6     5.3
                                                     -----     -----   -----
Interest expense..................................     1.6       1.6     1.9
Interest income...................................      .2        .3      .2
Other income, net.................................      .6        .5      .5
                                                     -----     -----   -----
Income from operations before taxes...............     2.8       4.8     4.1
Provision for income taxes........................     1.8       2.3     2.0
                                                     -----     -----   -----
Net income........................................     1.0%      2.5%   2.1%
                                                     =====     =====   =====

COMPANY'S FISCAL YEAR ENDED JUNE 30, 1996 VERSUS FISCAL YEAR ENDED JUNE 30, 1995

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

    Net Sales.Net sales for the fiscal year ended June 30, 1996 increased by $36,960,000, or 16.6%, to $259,301,000 from $222,341,000 for the fiscal year ended June 30, 1995. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $2,340,000 and acquisitions added $20,947,000 to net sales. Product volume was the primary reason for the $18,353,000 remainder of the increase of which $11,764,000 occurred in the Americas Sector. In terms of local currency, sales changes were mixed within the European Sector. Sales decreased in Germany by 3.5%, increased in England by 14.7% and increased in Sweden by 5.6%. Local currency sales in the Company's Asia Pacific Sector increased 7.1% in Japan. In the Americas Sector, net sales increased by 12.2% for the year due to a continued strengthening and improvement in the U.S. printing equipment market.

    Gross Profit.Gross profit for the fiscal year ended June 30, 1996 was $86,030,000 (33.2% of net sales), as compared to $75,614,000 (34.0% of net sales) for the fiscal year ended June 30, 1995, an increase of $10,416,000 or 13.8%. Gross profit decreased by $751,000 on fluctuations in currency rates and increased by $8,025,000 due to acquisitions with the remainder of the change due to volume, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to the sales of products that contribute lower gross profits, pressure on sales prices and increased technical service costs.

    Selling, General and Administrative Expenses.Selling, general and administrative expenses were $52,799,000 (20.4% of net sales) for the fiscal year ended June 30, 1996, as compared to $45,847,000 (20.6% of net sales) for the prior year, an increase of $6,952,000. Currency rate fluctuations decreased the current year's expenses by $263,000 and acquisitions added $5,561,000. Increased sales expenses related to volume increases, additional personnel and trade shows were primarily responsible for the remainder of the increase. Other operating expenses, before restructuring charges (see
Note 3 -- Notes to Consolidated Financial Statements) increased by $3,726,000 over the same period of the prior year. Fluctuations in currency rates decreased these expenses by $35,000 and acquisitions increased these expenses by $2,609,000. The remainder of the increase in these expenses relates to increased engineering personnel and costs associated with the development of new products, particularly in the Company's pre-press business.

    Interest and Other.Interest expense for the fiscal year ended June 30, 1996 was $4,032,000, as compared to $3,436,000 for the fiscal year ended June 30, 1995. Interest expense increased by $357,000 due to acquisitions with the remainder due primarily to an increase in the amount of outstanding indebtedness related to the purchase of a manufacturing facility. Foreign currency rate fluctuations increased interest expense by $16,000. Interest income was $552,000 and $577,000 for the fiscal years ended June 30, 1996 and June 30, 1995, respectively. Currency rate fluctuations decreased interest income by $74,000 and acquisitions added $142,000 to interest income for the current period. Other income was $1,490,000 and $1,130,000 for the fiscal years ended June 30, 1996 and June 30, 1995, respectively, and includes foreign currency transaction gains of $594,000 and $152,000 for the current and prior period, respectively. The remaining net decrease in other income is primarily due to increased royalty income offset by currency rate fluctuations which decreased other income by $200,000 and acquisitions which decreased other income by $92,000 during the current period.

    Income Taxes.The Company's effective tax rate on income before restructuring charges (see Note 8 -- Notes to Consolidated Statements) was 46.0% for the fiscal year ended June 30, 1996 as compared to 47.4% for the fiscal year ended June 30, 1995. Currency rate fluctuations decreased the provision for income taxes by $339,000 during the current period. The effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic income. No tax benefit was recorded on the $3,000,000 charge for restructuring due to the Company's tax loss carryforward position in Germany. The decrease from the prior year's effective rate is primarily caused by an increase in income generated by domestic operations which is taxed at rates which are generally lower than the rates applied to foreign income (see Note 8
- -- Notes to Consolidated Financial Statements).

    Net Income.Net income for the fiscal year ended June 30, 1996 decreased by $3,133,000 or 55.4% to $2,518,000 from $5,651,000 for the fiscal year ended June
30, 1995. Restructuring charges decreased net income by $3,000,000 and currency rate fluctuations decreased net income by $398,000 for the current period. Net income per share was $0.14 and $0.32 for the fiscal years ended June 30, 1996 and 1995, respectively. Net income per share was decreased by $(0.17) for restructuring charges and the results of the acquired Acrotec operations decreased net income per share by $(0.02). Weighted average equivalent shares outstanding during the fiscal years ended June 30, 1996 and June 30, 1995 were 17,792,938 and 17,939,421, respectively.

COMPANY'S FISCAL YEAR ENDED JUNE 30, 1995 VERSUS FISCAL YEAR ENDED JUNE 30, 1994

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

    Net Sales.Net sales for the fiscal year ended June 30, 1995 increased by $24,286,000, or 12.3%, to $222,341,000 from $198,055,000 for the fiscal year ended June 30, 1994. Currency rate fluctuations attributable to the Company's overseas operations accounted for an increase of $14,073,000 in net sales for the current year. Product volume was the primary reason for the remainder of the increase. In terms of local currency, sales changes were mixed within the European Sector. Sales increased in Germany by 2.2%, increased in the United Kingdom by 7.9% and decreased in Sweden by 2.3%. In the Company's

Asia Pacific Sector, local currency sales decreased 1.7% in Japan and 25.4% in Australia but increased by 33% in Hong Kong and 25.9% in China. In the Americas Sector, net sales increased by 11.8% for the year due to a continued strengthening and improvement in the U.S. printing equipment market.

    Gross Profit.Gross profit for the fiscal year ended June 30, 1995 was $75,614,000 (34.0% of net sales), as compared to $68,004,000 (34.3% of net sales) for the fiscal year ended June 30, 1994, an increase of $7,610,000 or 11.2%. Currency rate fluctuations increased gross profit by $4,000,000 and the primary reason for the remainder of the increase in gross profit was due to increased volume.

    Selling, General and Administrative Expenses.Selling, general and administrative expenses were $45,847,000 (20.6% of net sales) for the fiscal year ended June 30, 1995, as compared to $42,068,000 (21.2% of net sales) for the prior year, an increase of $3,779,000. Currency rate fluctuations increased the current year's expenses by $2,283,000. The remainder of the increase was due to marketing expenses related to increased sales volumes and trade show activity offset by a reduction in bad debt expense.

    Interest and Other.Interest expense for the fiscal year ended June 30, 1995 was $3,436,000, as compared to $3,694,000 for the fiscal year ended June 30, 1994. Interest expense decreased primarily as a result of a reduction in the amount of outstanding indebtedness. Foreign currency exchange effects increased interest expense by $408,000. Interest income was $577,000 and $381,000 for the fiscal years ended June 30, 1995 and June 30, 1994, respectively. Other income was $1,130,000 and $887,000 for the fiscal years ended June 30, 1995 and June 30, 1994, respectively, with the increase primarily due to increased royalty income. Foreign currency exchange effects decreased other income by $29,000 during the current period.

    Income Taxes.The Company's effective tax rate was 47.4% for the fiscal year ended June 30, 1995 as compared to 49.0% for the fiscal year ended June 30, 1994. The effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic income. The decrease from the prior year's effective rate is primarily caused by an increase in income generated by domestic operations which is taxed at rates which are generally lower than the rates applied to foreign income (see Note 8 -- Notes to Consolidated Financial Statements). Foreign currency exchange effects increased the provision for income taxes by $270,000 during the current period.

    Net Income.Net income for the fiscal year ended June 30, 1995 increased by $1,519,000 or 36.8% to $5,651,000 from $4,132,000 for the fiscal year ended June
30, 1994. Currency exchange effects increased reported net income by $148,000 for the current period. Net income per share was $0.32 and $0.23 for the fiscal years ended June 30, 1995 and 1994, respectively. Weighted average equivalent shares outstanding during the fiscal years ended June 30, 1995 and June 30, 1994 were 17,939,421 and 18,015,295, respectively.

IMPACT OF INFLATION

    The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's long-term debt includes $25,000,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also has a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina, National Association, as Agent, which matures in December, 1998. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, the Company was required to pledge certain of the shares of its domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

    Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1996, this ratio was 1.59 to 1.

    As reflected in the Consolidated Statement of Cash Flows, the net cash used by investing activities for the year ended June 30, 1996 was $12,086,000 as compared to $1,507,000 for the year ended June 30, 1995. This increase was primarily due to the acquisition of Acrotec AB and its subsidiaries, net of acquired cash and the purchase of a previously leased Swedish manufacturing facility for SEK 28,840,000 ($4,364,000). The net cash used by financing activities was $4,911,000 for the year ended June 30, 1996 as compared to $2,797,000 for the year ended June 30, 1995 primarily due to the increased purchase of treasury stock during the current period.

    The Company's working capital decreased by $7,525,000 or 14.0% from $53,575,000 at June 30, 1995 to $46,050,000 at June 30, 1996. Currency rate fluctuations decreased working capital by $3,792,000 and acquisitions, net of cash acquired, added $4,912,000 to working capital for the current period. Cash used to finance the Acrotec acquisition and to purchase the Swedish manufacturing facility were primarily responsible for the remainder of the change in working capital.

    The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $39,698,000, including amounts available under the Revolver. As of June 30, 1996, the Company had outstanding $11,571,000 under these lines of credit, of which $1,867,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at June 30, 1996 are $1,279,000 lower then they would have been if June 30, 1995 exchange rates had been used.

    Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 1996 and June 30, 1995, including commitments for capital lease payments, were $2,177,000 and $1,863,000, respectively.

    The Company believes its cash flow from operations and available bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants.....................................    17

Consolidated Balance Sheet at June 30, 1996 and June 30, 1995.........    18

Consolidated Statement of Income for the years ended June 30, 1996,
  June 30, 1995 and June 30, 1994.....................................    20

Consolidated Statement of Changes in Shareholders' Equity for the
  years ended June 30, 1996, June 30, 1995 and June 30, 1994..........    21

Consolidated Statement of Cash Flows for the years ended  June 30,
  1996, June 30, 1995 and June 30, 1994...............................    22

Notes to Consolidated Financial Statements............................    24

                       This page intentionally left blank

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Stamford, Connecticut
August 9, 1996

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                              June 30,             June 30,
                                                1996                 1995
                                              --------             --------

CURRENT ASSETS:
  Cash ................................       $  9,781          $ 12,719
  Short-term securities ...............             13               470
  Accounts receivable trade, net of
    allowance for doubtful accounts of
    $2,503 ($2,897 at June 30, 1995) ..         53,894            46,478
  Notes receivable, trade .............          9,827            16,916
  Inventories .........................         42,049            39,824
  Prepaid expenses and other ..........          8,724             8,496
                                              --------          --------
      Total current assets ............        124,288           124,903
                                              --------          --------
MARKETABLE SECURITIES:
  (Cost $742 at June 30, 1996 and
    $971 at June 30, 1995) .........               984               971
                                             ---------          --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings ..................          7,995             2,348
  Machinery and equipment .............         10,176             8,941
  Furniture and fixtures ..............          5,746             5,855
  Leasehold improvements ..............          1,280             1,734
  Capital leases ......................          7,192             7,837
                                              --------          --------
                                                32,389            26,715
  Less: Accumulated depreciation and
    amortization ......................         19,075            19,538
                                              --------          --------
  Net property, plant and equipment ...         13,314             7,177
                                              --------          --------
PATENTS, TRADEMARKS AND ENGINEERING
   DRAWINGS, at cost, less
   accumulated amortization of $3,957
   ($3,243 at June 30, 1995) .......             5,414             5,355
GOODWILL, less accumulated
   amortization of $12,218 ($9,734
   at June 30, 1995) ..................         64,381            61,477

OTHER ASSETS ..........................          8,959             9,887
                                              --------          --------
TOTAL ASSETS ..........................       $217,340          $209,770
                                              ========          ========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          June 30,     June 30,
                                                            1996         1995
                                                          --------     --------
CURRENT LIABILITIES
  Loans payable........................................   $  9,704     $  9,188
  Current portion of long-term debt....................        492          160
  Accounts payable, trade..............................     17,500       14,895
  Notes payable, trade.................................     10,793       12,637
  Accrued salaries, commissions, bonus and
    profit-sharing.....................................      9,769        9,680
  Customer deposits....................................      6,686        5,410
  Accrued and withheld taxes...........................      2,780        2,321
  Income taxes payable.................................      5,557        4,389
  Other accounts payable and accrued liabilities.......     14,957       12,648
                                                          --------     --------
        Total current liabilities......................     78,238       71,328
                                                          --------     --------
LONG-TERM LIABILITIES:
  Long-term debt.......................................     33,576       29,868
  Other long-term liabilities..........................      8,470        9,686
                                                          --------     --------
        Total long-term liabilities....................     42,046       39,554
                                                          --------     --------
        Total liabilities..............................    120,284      110,882
                                                          --------     --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
    authorized, 16,391,683 shares issued at June 30,
    1996 (16,011,586 at June 30, 1995).................        164          160
  Class B Common Stock, $.01 par, 4,500,000 shares
    authorized, 2,000,000 shares issued................         20           20
  Capital contributed in excess of par value...........     57,185       54,881
  Retained earnings....................................     44,149       41,631
  Cumulative translation adjustment....................         49        4,174
  Unrealized gain on investments net of $124,000 of
    deferred taxes (none at June 30, 1995).............        118
  Less: Treasury stock, at cost:
    Class A -- 818,156 shares (174,256 at June 30,
      1995)
    Class B -- 164,117 shares (164,117 at June 30,
      1995)............................................     (4,629)      (1,978)
                                                          --------     --------
COMMITMENTS............................................
                                                          --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............   $217,340     $209,770
                                                          ========     ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 For the years ended June 30,
                                                              ----------------------------------
                                                                1996         1995         1994
                                                              --------     --------     --------
Net sales..................................................   $259,301     $222,341     $198,055
Cost of goods sold..........................................    173,271      146,727      130,051
                                                              --------     --------     --------
Gross profit...............................................     86,030       75,614       68,004
                                                              --------     --------     --------
Operating expenses:
  General and administrative...............................     27,428       24,614       23,595
  Selling..................................................     25,371       21,233       18,473
  Engineering..............................................     13,896       12,055        9,949
  Research and development.................................      7,126        5,241        5,460
  Restructuring charge.....................................      3,000
                                                              --------     --------     --------
                                                                76,821       63,143       57,477
                                                              --------     --------     --------
Operating income...........................................      9,209       12,471       10,527
                                                              --------     --------     --------
Other (income) expense:
  Interest expense.........................................      4,032        3,436        3,694
  Interest (income)........................................       (552)        (577)        (381)
  Other (income), net......................................     (1,490)      (1,130)        (887)
                                                              --------     --------     --------
                                                                 1,990        1,729        2,426
                                                              --------     --------     --------
Income from operations before taxes........................      7,219       10,742        8,101
                                                              --------     --------     --------
Provision for income taxes:
  Domestic:
    Federal................................................        288        1,456        1,211
    State..................................................        772          570          637
    Foreign................................................      3,641        3,065        2,121
                                                              --------     --------     --------
      Total income taxes...................................      4,701        5,091        3,969
                                                              --------     --------     --------
Net income.................................................   $  2,518     $  5,651     $  4,132
                                                              ========     ========     ========
Net income per share.......................................   $   0.14     $   0.32     $   0.23
                                                              ========     ========     ========
Weighted average shares outstanding........................     17,793       17,939       18,015
                                                              ========     ========     ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                     Class A                             Class B                   Capital
                                                   Common Stock                        Common Stock               in Excess
                                            --------------------------           ------------------------           of Par
                                            Shares              Amount          Shares             Amount           Value
                                          ----------            ------          ------             ------         ---------
Balance at June 30, 1993                  16,000,707             $160          2,000,000             $20           $54,795
Year ended June 30, 1994:
  Net income for the year
  Stock options exercised                      9,999                                                                    42
  Purchase of treasury stock
  Translation adjustment
  Transaction gain on hedge of
    net investment in foreign
    subsidiaries
                                          ----------             ----          ---------            ---           -------
Balance at June 30, 1994                  16,010,706              160          2,000,000             20            54,837
Year ended June 30, 1995:
  Net income for the year
  Stock options exercised                        800                                                                    4
  Purchase of treasury stock
  Acquisition of treasury stock
    in exchange for cancellation
    of note receivable from
    former officer
  Issuance of common stock from
    treasury to officer under
    incentive compensation agreement                                                                                   40
  Translation adjustment
                                          ----------             ----          ---------            ---           -------
Balance at June 30, 1995                  16,011,586              160          2,000,000             20            54,881
Year Ended June 30, 1996:
  Net income for the year
  Stock issued in conjunction with
    the acquisition of Acrotec               350,000                4                                               2,184
  Stock options exercised                     30,097                                                                  120
  Purchase of treasury stock
  Unrealized gain on available
    for sale securities, net of tax
  Translation and adjustment
                                          ----------             ----          ---------            ---           -------
Balance at June 30, 1996                  16,391,683             $164          2,000,000            $20           $57,185
                                          ==========             ====          =========            ===           =======

                                                                                                         Treasury
                                                             Cumulative       Unrealized                   Stock
                                           Retained          Translation        Gain on            -----------------------
                                           Earnings          Adjustments      Investments           Shares          Amount
                                          ----------         -----------      -----------          --------        --------

Balance at June 30, 1993                   $31,848            $(3,792)                             (27,056)         $  (167)
Year ended June 30, 1994:
  Net income for the year                    4,132
  Stock options exercised
  Purchase of treasury stock                                                                      (129,700)            (850)
  Translation adjustment                                        1,880
  Transaction gain on hedge of
    net investment in foreign
    subsidiaries                                                   12
                                            -------           -------            ----             --------          -------
Balance at June 30, 1994                     35,980            (1,900)                            (156,756)          (1,017)
Year ended June 30, 1995:
  Net income for the year                     5,651
  Stock options exercised
  Purchase of treasury stock                                                                      (196,617)            (965)
  Acquisition of treasury stock
    in exchange for cancellation
    of note receivable from
    former officer                                                                                 (25,000)            (171)
  Issuance of common stock from
    treasury to officer under
    incentive compensation agreement                                                                40,000              175
  Translation adjustment                                        6,074
                                            -------           -------            ----             --------          -------
Balance at June 30, 1995                     41,631             4,174                             (338,373)          (1,978)
Year Ended June 30, 1996:
  Net income for the year                     2,518
  Stock issued in conjunction with
    the acquisition of Acrotec
  Stock options exercised
  Purchase of treasury stock                                                                      (643,900)          (2,651)
  Unrealized gain on available
    for sale securities, net of tax                                              $118
  Translation adjustment                                       (4,125)
                                            -------           -------            ----             --------          -------
Balance at June 30, 1996                    $44,149           $    49            $118             (982,273)         $(4,629)
                                            =======           =======            ====             ========          =======




          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)



                                                                       For the years ended June 30,
                                                                     ---------------------------------
                                                                       1996         1995        1994
                                                                     --------     --------    --------
Cash flows from operating activities:
Income from operations ..........................................    $  2,518     $  5,651    $  4,132
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization ...............................       4,801        4,504       4,729
    Accrued retirement pay ......................................        (289)         149         152
    Provision for losses on accounts receivable .................          95          190       1,589
    Restructuring charge ........................................       3,000
Changes in assets and liabilities:
  Accounts and notes receivable .................................         904      (14,003)      3,741
  Inventories ...................................................         643       (4,586)      1,639
  Prepaid expenses and other ....................................         568         (262)     (3,704)
  Customer deposits .............................................        (103)       1,029         612
  Accrued compensation ..........................................         176        1,471         150
  Accounts and notes payable, trade .............................       2,803        2,357      (4,612)
  Income taxes payable ..........................................       1,824          (51)      1,557
  Accrued and withheld taxes ....................................         545          394        (163)
  Other accounts payable and accrued liabilities ................      (2,520)         793      (1,675)
  Interest payable ..............................................          18          (31)        353
                                                                     --------     --------    --------
      Net cash provided (used) by operating activities ..........      15,283       (2,395)      8,500
                                                                     --------     --------    --------
Cash flows from investing activities:
  Acquisition of subsidiaries, net of cash acquired ............       (5,137)
  Additions or property, net ....................................      (5,924)      (1,331)     (1,009)
  Additions of patents, trademarks and drawings, net ............        (617)        (532)       (810)
  Other assets ..................................................        (408)         356      (2,644)
                                                                     --------     --------    --------
      Net cash used by investing activities .....................     (12,086)      (1,507)     (4,463)
                                                                     --------     --------    --------
Cash flows from financing activities:
  Long-term borrowings ..........................................      11,101        2,000      34,722
  Short-term borrowings .........................................       8,665        4,390      11,807
  Long-term debt repayment ......................................      (9,970)      (4,863)    (35,935)
  Short-term debt repayment .....................................     (10,062)      (2,296)    (15,301)
  Stock options exercised .......................................         120            4          42
  Principal payments under capital lease obligations ............        (427)        (524)       (739)
  Other long-term liabilities ...................................      (1,687)        (543)        286
  Treasury stock purchased ......................................      (2,651)        (965)       (850)
                                                                     --------     --------    --------
      Net cash used by financing activities .....................      (4,911)      (2,797)     (5,868)
                                                                     --------     --------    --------
  Effect of exchange rate changes ...............................      (1,681)       1,354         689
                                                                     --------     --------    --------
      Net decrease in cash and cash equivalents .................      (3,395)      (5,345)     (1,142)
Cash and cash equivalents at beginning of year ..................      13,189       18,534      19,676
                                                                     --------     --------    --------
Cash and cash equivalents at end of year ........................    $  9,794     $ 13,189    $ 18,534
                                                                     ========     ========    ========



             The accompanying notes to consolidated financial statements are an integral part of these statements.

                       BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                FOR THE YEARS ENDED JUNE 30,
                                                ----------------------------
                                                 1996       1995       1994
                                                ------     ------     ------
                                                       (IN THOUSANDS)
Cash paid during the period for:
   Interest .................................   $4,014     $3,467     $3,356
   Income taxes .............................   $5,869     $5,076     $3,471

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES;

        Fiscal year ended June 30, 1996. The Company acquired the capital stock of Acrotec AB and its subsidiaries (Acrotec) in a purchase transaction for consideration of $7,848,000 ($5,660,000 in cash and 350,000 shares of the Company's Class A Common Stock). The fair value of the acquired assets excluding goodwill was $16,915,000 and the liabilities assumed were $12,539,000. The excess of the purchase price over the net assets acquired of $3,472,000 was recorded as goodwill.

        A restructuring charge was expensed during the second quarter of the fiscal year in a non-cash transaction of $3,000,000. The change in the related liability is recorded as a change in "Other accounts payable and accrued liabilities" for cash flow purposes. (See Note 3 -- Notes to Consolidated Financial Statements.)

        Other assets includes $267,000 of previously capitalized patent costs unrealized as royalties at June 30, 1996.

        The Company entered into capital lease agreements of $81,000 for the year ended June 30, 1996.

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

    Translation of Foreign Currencies. All assets and liabilities of foreign subsidiaries are translated into dollars at year-end (current) exchange rates and components of revenue and expense are translated at average rates for the year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of income. Net transaction gains, credited to income for the years ended June 30, 1996, 1995 and 1994 were $594,000, $152,000 and $48,000, respectively.

    Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $778,000 and $620,000 greater as of June 30, 1996 and 1995, respectively.

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

    Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired and is being amortized over 40 years on a straight-line basis. Goodwill is measured for possible impairment, as of each balance sheet date, based upon undiscounted future cash flows from the related operations. Should such undiscounted future cash flows be less than the carrying value, a charge to operations for the shortfall would be provided. Goodwill increased $1,111,000 in fiscal 1996 (increased $3,135,000 in fiscal 1995) due to the impact of foreign exchange fluctuations, primarily on the portion of goodwill related to the European operations which is predominately denominated in Swedish Krona.

    Deferred Loan Origination Costs. At June 30, 1996, these costs were $1,794,000 less $1,160,000 of accumulated amortization ($2,029,000 less $1,076,000 of accumulated amortization at June 30, 1995) and were included in "Other Assets".

    Net Income Per Share. Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding for the years ended June 30, 1996, 1995 and 1994 were 73,257, 125,370 and 83,770, respectively.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Investments. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for the year ended June 30, 1995. The effect of adoption of this standard was immaterial.

    Long-lived Assets. The Company intends to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" for the year ended June 30, 1997. The effect of adoption of this standard is not anticipated to have a material impact on the Company's financial statements.

    Stock Options. The Company intends to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for the year ended June 30, 1997 and will elect the disclosure method of accounting for stock-based compensation.

NOTE 3 -- RESTRUCTURING CHARGE:

    Historically, the Company has used cost containment and reduction programs to offset unfavorable changes in business activity due to the economy. A restructuring reserve was charged to income for the quarter ended December 31, 1995 in the amount of $3,000,000. The reserve was established in order to accrue the costs associated with a planned workforce rationalization of the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system. At June 30, 1996, payments of $448,000 had been made for severance against the restructuring reserve and the remaining reserve of $2,552,000 was classified as a liability in "Other accrued" liabilities. At June 30, 1996, a previously recorded charge for restructuring in the amount of $263,000, relating to an excess facility sublease subsidy, is classified as a liability in "Other accrued" and "Other long-term" liabilities.

NOTE 4 -- BUSINESS SEGMENT INFORMATION:

    The Company operates primarily in the printing industry. The Company, through its subsidiaries, operates in three geographic sectors: the Americas, Europe and Asia Pacific. For the year ended June 30, 1995, the Company adopted a revised allocation process that provides that corporate general and administrative costs and assets are reflected as corporate expenses and assets unless such costs or assets are associated with a business segment. The effects of the above revised allocation methodology was to decrease previously reported segment operating profit and general corporate expenses by $1,337,000 for the year ended June 30, 1994.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    A summary of the results by geographic sector is as follows (in thousands):

                                                                                  Adjustments
                                      The                              Asia           and
                                    Americas          Europe         Pacific     Eliminations   Consolidated
                                   ---------        ---------        -------     ------------   ------------
YEAR ENDED JUNE 30, 1996
  Sales to unaffiliated
    customers ..............       $ 105,521        $  89,725        $63,861       $    194        $259,301
  Transfers between
    geographic areas .......           4,131           11,456          1,958        (17,545)              0
                                   ---------        ---------        -------       --------        --------
      Total revenue ........       $ 109,652        $ 101,181        $65,819       $(17,351)       $259,301
                                   =========        =========        =======       ========        ========
  Operating profit .........       $   9,722        $  (3,852)       $ 7,783       $   (206)       $ 13,447
                                   =========        =========        =======       ========
  General corporate
    expenses ...............                                                                         (2,748)
  Interest expense, net ....                                                                         (3,480)
                                                                                                   --------
  Income from operations
    before taxes ...........                                                                       $  7,219
                                                                                                   ========
  Identifiable assets ......       $  71,401        $  97,738        $43,438              0        $212,577
                                   =========        =========        =======       ========
  Corporate assets .........                                                                          4,763
                                                                                                   --------
      Total assets .........                                                                       $217,340
                                                                                                   ========
      Total liabilities ....       $  34,213        $  59,473        $26,598              0        $120,284
                                   =========        =========        =======       ========        ========
YEAR ENDED JUNE 30, 1995
  Sales to unaffiliated
    customers ..............       $  93,747        $  66,248        $62,441       $    (95)       $222,341
  Transfers between
    geographic areas .......           4,419            9,338            224        (13,981)              0
                                   ---------        ---------        -------       --------        --------
      Total revenue ........       $  98,166        $  75,586        $62,665       $(14,076)       $222,341
                                   =========        =========        =======       ========        ========
  Operating profit .........       $   8,337        $     997        $ 7,187       $   (132)       $ 16,389
                                   =========        =========        =======       ========
  General corporate
    expenses ...............                                                                         (2,788)
  Interest expense, net ....                                                                         (2,859)
                                                                                                   --------
  Income from operations
    before taxes ...........                                                                      $  10,742
                                                                                                   ========
  Identifiable assets ......       $  73,217        $  76,420        $54,874              0        $204,511
                                   =========        =========        =======       ========
  Corporate assets .........                                                                          5,259
                                                                                                   --------
      Total assets .........                                                                       $209,770
                                                                                                   ========
      Total liabilities ....       $  35,884        $  46,575        $28,423              0        $110,882
                                   =========        =========        =======       ========        ========

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                   Adjustments
                                          The                          Asia           and
                                        Americas         Europe       Pacific     Eliminations     Consolidated
                                       ---------        -------       -------     ------------     ------------
YEAR ENDED JUNE 30, 1994
  Sales to unaffiliated
    customers .................        $  84,113        $58,456       $55,486                       $ 198,055
  Transfers between
    geographic areas ..........            3,381          8,938         1,917       $ (14,236)              0
                                       ---------        -------       -------       ---------        --------
      Total revenue ...........        $  87,494        $67,394       $57,403       $ (14,236)       $198,055
                                       =========        =======       =======       =========        ========
  Operating profit ............        $   6,206        $ 2,692       $ 5,282       $     194        $ 14,374
                                       =========        =======       =======       =========
  General corporate expenses ...                                                                       (2,960)

  Interest expense, net .......                                                                        (3,313)
                                                                                                     --------
  Income from operations
    before taxes ..............                                                                      $  8,101
                                                                                                     ========
  Identifiable assets .........        $  69,610        $71,634       $40,474               0        $181,718
                                       =========        =======       =======       =========
  Corporate assets ............                                                                         5,498
                                                                                                     --------
      Total assets ............                                                                      $187,216
                                                                                                     ========
      Total liabilities .......        $  35,586        $40,112       $23,438               0        $ 99,136
                                       =========        =======       =======       =========        ========

    No customer accounted for 10% or more of the Company's net sales in the fiscal years ended June 30, 1996, 1995 and 1994.

NOTE 5 -- INVENTORIES:

    Inventories consist of the following:

                                                JUNE 30, 1996
                             ---------------------------------------------------
                               DOMESTIC            FOREIGN              TOTAL
                             -----------         -----------         -----------
Raw materials ......         $ 8,713,000         $10,730,000         $19,443,000
In process .........           3,183,000          11,053,000          14,236,000
Finished goods .....           6,097,000           2,273,000           8,370,000
                             -----------         -----------         -----------
                             $17,993,000         $24,056,000         $42,049,000
                             ===========         ===========         ===========

                                                JUNE 30, 1995
                             ---------------------------------------------------
                               DOMESTIC            FOREIGN              TOTAL
                             -----------         -----------         -----------
Raw materials ......         $ 8,880,000         $ 9,017,000         $17,897,000
In process .........           2,839,000           7,763,000          10,602,000
Finished goods .....           6,419,000           4,906,000          11,325,000
                             -----------         -----------         -----------
                             $18,138,000         $21,686,000         $39,824,000
                             ===========         ===========         ===========

    Foreign inventories decreased $1,021,000 (increased $2,299,000 in 1995) due to translation rates in effect at June 30, 1996 when compared to rates at June 30, 1995.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 -- LOANS PAYABLE:

SHORT-TERM INDEBTEDNESS AT JUNE 30, 1996:               RATE            AMOUNT
- ----------------------------------                 ---------------    ----------
Foreign subsidiaries...........................    5.03% (average)    $9,704,000
                                                                      ==========

SHORT-TERM INDEBTEDNESS AT JUNE 30, 1995:               RATE            AMOUNT
- ----------------------------------                 ---------------    ----------
Foreign subsidiary.............................    6.78% (average)    $9,188,000
                                                                      ==========

    The maximum amount of loans payable to banks outstanding during the year ended June 30, 1996 was $12,054,000 ($10,746,000 in 1995). Average rates are weighted by month and reflect the monthly amount of short-term borrowings in use and the respective rates of interest therein. Bank loans decreased by $776,000 (increased by $1,203,000 in 1995), due to translation rates in effect at June 30, 1996 when compared to rates at June 30, 1995.

NOTE 7 -- LONG-TERM DEBT:

                                                       JUNE 30, 1996                        JUNE 30, 1995
                                               -----------------------------       -----------------------------
                                                 CURRENT          LONG-TERM          CURRENT          LONG-TERM
                                               -----------       -----------       -----------       -----------
Notes payable in equal annual
  installments from October, 1997
  through October, 2000, interest
  rates 8.17% .........................                          $25,000,000                         $25,000,000
Note payable December, 1998 interest
  rate (1.25% over LIBOR) 6.75% .......                            1,750,000                             750,000
Note payable by foreign subsidiary
  March, 1999, interest rate 3.8% .....                            2,715,000                           3,503,000
Note payable by foreign subsidiary
  August, 2004, interest rate 6.4% ....        $   301,000         2,165,000
Note payable by foreign subsidiary
  through 2002, interest rate 7.7% ....                            1,353,000
Industrial revenue bond payable in
  annual installments through
  October, 1998, interest rate 9% .....            118,000           150,000       $   112,000           268,000
Notes payable by foreign subsidiary
  through 2002, interest rates 6.7%
  9.9% and 10.25% .....................             52,000           304,000            48,000           347,000
Notes payable by foreign subsidiary
  through May, 1999, interest
  rates 5.5% and 6.5% .................                               99,000
Note payable by foreign subsidiary
  August, 2000, interest rate 8.25% ...             21,000            40,000
                                               -----------       -----------       -----------       -----------
                                               $   492,000        33,576,000       $   160,000        29,868,000
                                               ===========       ===========       ===========       ===========

    Notes payable, denominated in currencies other than the U.S. dollar, decreased by $503,000 (increased by $518,000 in 1995), due to translation rates in effect at June 30, 1996 when compared to rates at June 30, 1995.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The foreign note due August, 2004, with an interest rate of 6.4%, and the foreign note due through 2002, with an interest rate of 7.7%, and the industrial revenue bond are collateralized by buildings and specific equipment as outlined in the indenture relating thereto. Approximately $516,000 of the loans included above are collateralized by assets of foreign subsidiaries of the Company. The notes payable from October, 1997 through October, 2000 (the "Senior Notes") and note payable December, 1998 (the "Revolver", a $20,000,000 credit facility) are collateralized by a pledge of the capital stock of the Company's domestic subsidiaries. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payments of dividends, limiting them to $3,000,000 plus 50% of the Company's net income after June 30, 1993. In addition, both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as these terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1996, this ratio was 1.59 to 1.

    Maturities of long-term debt in each fiscal year succeeding June 30, 1996 are as follows:

Fiscal Year ending June 30,
- ---------------------------
1997............................................................   $   492,000
1998............................................................     6,799,000
1999............................................................    11,140,000
2000............................................................     6,594,000
2001............................................................     6,591,000
2002 and thereafter.............................................     2,452,000
                                                                   -----------
                                                                   $34,068,000
                                                                   ===========

    At June 30, 1996, the Company had available lines of credit of $39,698,000 upon which $11,571,000 had been drawn and of which $1,867,000 is included in long-term debt. Only the Revolver has associated commitment fees. The commitment fees, which are calculated quarterly, are equal to between one-quarter and one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the years ended June 30, 1996 and 1995 and the seven months ended June 30, 1994 were $71,000, $67,000 and $29,000, respectively.

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 -- TAXES ON INCOME:

    Income from operations before taxes and the provision for income taxes are comprised of:

                                                  FOR THE YEARS ENDED JUNE 30,
                                        ---------------------------------------------
                                            1996             1995            1994
                                        ------------     ------------    ------------
Income from operations before taxes:
    Domestic .......................    $ 12,613,000     $  8,897,000    $  6,656,000
    Foreign ........................      (5,394,000)       1,845,000       1,445,000
                                        ------------     ------------    ------------
                                        $  7,219,000     $ 10,742,000    $  8,101,000
                                        ============     ============    ============
Provision for income taxes:
  Currently payable:
    Domestic .......................    $  1,060,000     $  2,026,000    $  3,048,000
    Foreign ........................       4,035,000        2,960,000       2,475,000
                                        ------------     ------------    ------------
                                           5,095,000        4,986,000       5,523,000
                                        ------------     ------------    ------------
Deferred (prepaid):
    Domestic .......................                                       (1,200,000)
    Foreign ........................        (394,000)         105,000        (354,000)
                                        ------------     ------------    ------------
                                            (394,000)         105,000      (1,554,000)
                                        ------------     ------------    ------------
Total income tax expense ...........    $  4,701,000     $  5,091,000    $  3,969,000
                                        ============     ============    ============

    Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 1996 are as follows:

                                                        DEFERRED TAX
                                                -----------------------------
                                                   ASSETS         LIABILITIES        TOTAL
                                                ------------     ------------    ------------
Foreign tax credit carryforwards ..........     $  2,664,000
Foreign net operating loss carryforwards ..       12,853,000
Inventories ...............................        1,853,000
Pension ...................................        1,461,000
Other, individually less than 5% of
  "Net Deferred Tax Asset" ................        2,641,000     $  1,171,000
                                                ------------     ------------
Net Deferred Tax Asset and Liability ......     $ 21,472,000     $  1,171,000    $ 20,301,000
                                                ============     ============
Valuation Allowance .......................                                       (16,957,000)
                                                                                 ------------
    Total Net Deferred Tax Assets .........                                      $  3,344,000
                                                                                 ============

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    At June 30, 1996, the Company has foreign tax credit carryforwards for tax purposes of $2,664,000, which expire in fiscal 2001. At June 30, 1996, net operating loss carryforwards of $42,662,000 are available to reduce future foreign taxable income ($2,719,000 and $4,301,000 of which expire in fiscal years 1997 and 1998, respectively and the remainder of which have indefinite carryforward periods).

    The Company has not had to provide for income taxes on $9,661,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to reinvest those earnings. In the event that earnings were remitted, the tax effect on the results of operations after considering available tax credits would not be significant.

    The total income tax expense allocated to operations exceeded the computed "expected" tax (determined by applying the United States Federal statutory income tax rate of 34% to income from operations before taxes) by $2,247,000, $1,439,000 and $1,215,000 for the years ended June 30, 1996, 1995 and 1994. The reasons for the difference are as follows:

                                                                     FOR THE YEARS ENDED JUNE 30,
                                                             -------------------------------------------
                                                                 1996            1995            1994
                                                             -----------     -----------     -----------
Computed "expected" tax ..................................    $2,454,000      $3,652,000     $2,754,000
State income taxes, net of federal income tax benefit ....       510,000         376,000         420,000
Foreign income taxed at higher than the U.S. .............
  statutory rate .........................................     1,745,000         985,000       1,795,000
Recognition of previously unrecognized tax benefits ......                                    (1,200,000)
Goodwill write-off not deductible for taxes ..............       233,000         233,000         232,000
Foreign Sales Corporation ................................      (264,000)       (228,000)        (55,000)
Other reconciling items, individually less than 5% of
  the "expected" tax .....................................        23,000          73,000          23,000
                                                             -----------     -----------     -----------
    Total income tax expense .............................   $4,701,000       $5,091,000      $3,969,000
                                                             ===========     ===========     ===========

NOTE 9 -- COMMON STOCK:

    The holders of the Company's Class A Common Stock, voting as a separate class, are entitled to elect 25% of the members of the Board of Directors. Holders of Class B Common Stock, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B Common Stock is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B Common Stock is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Annual Meeting, the holders of Class A Common Stock, voting as a separate class, continue to elect a number of Directors equal to 25% of the total number of Directors constituting the entire Board of Directors and the remaining directors are elected by the holders of both classes of Common Stock, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having ten votes per share. As of June 30, 1996, the number of outstanding shares of Class B Common Stock constituted 10.5% (10.4% in 1995) of the total number of outstanding shares of both classes of Common Stock.

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

    In March of 1996, the Company's stock repurchase program authorization for $8,000,000 of Class A Common Stock and 500,000 shares of Class B Common Stock was increased to $10,000,000 of Class A Common Stock and 500,000 shares of Class B Common Stock. As of June 30, 1996, 1,663,156 shares of Class A Common Stock (1,019,256 in 1995) and 164,117 shares of Class B Common Stock (164,117 in 1995)
had been repurchased for $8,276,000, of which $7,155,000 represents Class A Common Stock, ($5,625,000 in 1995 of which $4,504,000 represents Class A Common Stock) under this program.

NOTE 10 -- STOCK OPTIONS:

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

                                              THE 1986 PLAN                                 THE 1990 PLAN
                                --------------------------------------    ------------------------------------------------
                                                             OPTION                                             OPTION
                                 CLASS A      CLASS B     PRICE RANGE      TOTAL      CLASS A     CLASS B     PRICE RANGE
                                ---------     -------    -------------    -------     -------     -------    -------------
Outstanding at June 30,
  1994 .....................    1,010,000     175,000    $3.88 - $9.94     16,000      14,132       1,868    $3.75 - $6.09
Granted ....................      100,000     100,000    $4.88 - $6.09      5,000       4,485         515    $5.00 - $6.25
Canceled ...................     (156,667)               $3.94 - $9.94
Exercised ..................                                                 (880)       (880)                       $3.75
                                ---------     -------                     -------     -------      ------
Outstanding at June 30,
  1995 .....................      953,333     275,000    $3.88 - $9.84     20,120      17,737       2,383    $3.75 - $6.25
                                ---------     -------                     -------     -------      ------
Granted ....................      391,000     195,000    $5.38 - $6.72      5,000       4,490         510    $5.50 - $6.88
Canceled ...................       (7,000)                       $5.63
Exercised ..................      (28,333)               $4.00 - $5.50     (1,764)    (1,764)                $4.50 - $4.75
                                ---------     -------                     -------     ------       ------
Outstanding at June 30,
  1996 .....................    1,309,000     470,000    $3.88 - $9.84     23,356      20,463       2,893    $3.75 - $6.88
                                =========     =======                     =======     =======      ======
Exercisable at June 30,
  1996 .....................      544,993     175,000    $3.88 - $9.84     18,356      15,973       2,383    $3.75 - $6.25
                                =========     =======                     =======     =======      ======
Available for future option
  grants at June 30, 1996 ..      332,668     120,000                      74,000
                                =========     =======                     =======

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 -- SUPPLEMENTAL COMPENSATION:

    Subsidiaries within the Company's Americas Sector maintain profit sharing, savings and retirement plans. Amounts expensed under these plans were as follows:

                                                     For the years ended June 30,
                                                   -------------------------------
                                                      1996        1995      1994
                                                   ----------   --------  --------
Baldwin Technology Corporation ("BTC")
  and Baldwin Graphic Systems, Inc. ("BGS").....   $  833,000   $647,000  $446,000
Kansa Corporation...............................      173,000    192,000   176,000
Enkel Corporation...............................       75,000     52,000   114,000
Misomex of North America, Inc...................       18,000     19,000    41,000
                                                   ----------   --------  --------
        Total expense...........................   $1,099,000   $910,000  $777,000
                                                   ==========   ========  ========

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

    Certain subsidiaries and divisions within the Company's European Sector maintain pension plans. Amounts expensed under these plans were as follows:

                                                      For the years ended June 30,
                                                     -----------------------------
                                                       1996       1995      1994
                                                     --------   --------  --------
Baldwin Gegenheimer GmbH........................     $188,000   $426,000  $287,000
Grafotec GmbH...................................       11,000
Misomex AB......................................       83,000    246,000   280,000
Amal AB.........................................      112,000     64,000    57,000
IVT Graphics Division...........................       91,000
Jimek Division..................................      251,000
Baldwin Europe Consolidated B.V.................       20,000     23,000    52,000
Misomex U.K.....................................      133,000    103,000    84,000
                                                     --------   --------  --------
        Total expense...........................     $889,000   $862,000  $760,000
                                                     ========   ========  ========

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The amount of expense relating to the European pension plans is determined based upon, among other things, the age, salary and years of service of employees within the plans. The Company's German, English, Swedish (except Misomex AB) and Netherlands subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.

    In Germany, at Baldwin Gegenheimer GmbH, there is an additional pension plan covering 3 employees, 2 of whom are retired. This defined benefit plan provides for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability. This plan is partially funded by insurance contracts. In Sweden, at Misomex AB, (as listed above), there are two defined benefit pension plans, one covering 18 retired employees and the other covering 78 employees, 22 of whom are retired. The unfunded recorded liability related to the Misomex AB plan at June 30, 1996 was $3,343,000 ($3,360,000 in 1995). The recorded liability is sufficient to cover obligations earned under the plan.

    The following table sets forth the components of net pension costs of the defined benefit plans:

                                                          For the years ended June 30,
                                                     -------------------------------------
                                                        1996          1995          1994
                                                     ---------     ---------     ---------
Service Cost -- benefits earned during the
  period ........................................    $   4,000     $  29,000     $  77,000
Interest on projected benefit obligation ........      224,000       235,000       258,000
Annual return on plan assets ....................       21,000        11,000         9,000
Net amortization and deferrals ..................     (184,000)     (229,000)      (93,000)
                                                     ---------     ---------     ---------
        Net pension cost ........................    $  65,000     $  46,000     $ 251,000
                                                     =========     =========     =========

    The following table sets forth the funded status of the above defined benefit pension plans:

                                                          For the years ended June 30,
                                                          ----------------------------
                                                             1996              1995
                                                          -----------      -----------
Actuarial present value of:
    Vested benefit obligation ........................    $ 1,299,000      $ 1,706,000
                                                          ===========      ===========
    Accumulated benefit obligation ...................    $ 2,344,000      $ 2,959,000
                                                          ===========      ===========
    Plan assets at fair value ........................    $    81,000      $   419,000
    Projected benefit obligation .....................      2,360,000        3,076,000
                                                          -----------      -----------
    Plan assets less than projected benefit
      obligation .....................................     (2,279,000)      (2,657,000)
  Unrecognized transition asset ......................        323,000          379,000
  Unrecognized actuarial gain ........................     (1,733,000)      (2,198,000)
                                                          -----------      -----------
    Accrued pension costs ............................    $ 3,689,000      $ 4,476,000
                                                          ===========      ===========
Actuarial assumptions:
  Discount rate ......................................     3% to 8.5%       3% to 8.5%
  Rate of increase in compensation levels ............      3% to 5%         5% to 7%
  Expected rate of return on plan assets .............          3%               7%

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    There are two retirement plans within the Company's Asia Pacific Sector. The Company's Japanese subsidiary maintains non-contributory retirement plans covering all employees, excluding directors and a separate plan for its directors. Amounts expensed under these programs are determined based on participants' salary and length of service. The programs are fully accrued and partially funded through insurance contracts. Expenses relating to these programs were $606,000, $391,000 and $325,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

    Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $2,182,000, $2,437,000 and $2,090,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

    The Company adopted FAS 112, "Employer's Accounting for Postemployment Benefits", as of July 1, 1994, the effect of which was immaterial.

NOTE 12 -- COMMITMENTS:

    Future minimum annual lease payments under capital leases, which consist of buildings, and machinery and equipment with accumulated depreciation amounting to $6,097,000 at June 30, 1996 and $6,495,000 at June 30, 1995, together with the present value of the minimum lease payments are as follows at June 30, 1996:

FISCAL YEAR ENDING JUNE 30,                                         AMOUNT
- ---------------------------                                       ----------
1997............................................................  $  470,000
1998............................................................     361,000
1999............................................................     332,000
2000............................................................     323,000
2001............................................................       9,000
2002 and thereafter.............................................           0
                                                                  ----------
Total minimum lease payments....................................   1,495,000
Less -- Amount representing interest............................    (454,000)
                                                                  ----------
Present value of minimum lease payments.........................  $1,041,000
                                                                  ==========

    At June 30, 1996, $788,000 ($982,000 at June 30, 1995) is included in other long-term liabilities representing the long-term portion of the present value of minimum lease payments.

    Rental expense amounted to approximately $5,370,000, $5,179,000 and $4,672,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Aggregate future annual rentals under noncancellable leases for periods of more than one year at June 30, 1996 are as follows:

FISCAL YEAR ENDING JUNE 30,                                           AMOUNT
- ---------------------------                                        -----------
1997............................................................   $ 5,295,000
1998............................................................   $ 4,411,000
1999............................................................   $ 3,586,000
2000............................................................   $ 3,095,000
2001............................................................   $ 2,807,000
2002 and thereafter.............................................   $11,844,000

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -- RELATED PARTIES:

    On January 1, 1990, the Company, through each of its subsidiaries, Baldwin Americas Corporation (BAM), Baldwin Europe Consolidated Inc. (BEC) and Baldwin Asia Pacific Corporation (BAP) entered into consulting agreements with Polestar Limited ("Polestar"), a corporation wholly owned by Wendell M. Smith, Chairman of the Board. The consulting agreements have terms of one year, but are automatically extended for additional one-year terms unless either party gives prior notice of termination. Under the consulting agreements, Polestar is obligated to provide certain management services outside the United States and will receive compensation equal to 2% of the annual consolidated after-tax profits of BAM, BEC and BAP and their respective subsidiaries, in each case, not to exceed $150,000. For the years ended June 30, 1996, 1995 and 1994 the aggregate compensation expensed under these agreements was $158,000, $160,000 and $84,000, respectively.

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

    The maximum amounts of the notes outstanding, including interest, during the year ended June 30, 1996 were $1,623,866 and $179,669 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 1996, the balances of the notes receivable, including interest, were $1,560,945 and $179,669 for Mr. Nathe and Mr. Lauricella, respectively.

    The maximum amount of the notes outstanding, including interest, during the year ended June 30, 1995 were $1,918,662, $170,744 and $174,212 for Mr. Nathe,
Mr. Youngman and Mr. Lauricella, respectively. On May 18, 1995, Mr. Nathe repaid $317,321 of his outstanding note and on November 17, 1994, the Company exchanged the note it held from Mr. Youngman for its collateralized shares. At June 30, 1995, the balances of the notes receivable, including interest, were $1,577,581 and $167,940 for Mr. Nathe and Mr. Lauricella, respectively.

    The Company employs the firm of Morgan, Lewis & Bockius LLP as its legal counsel. Samuel B. Fortenbaugh III, a Director of the Company, is a partner in the firm. In the fiscal years ended June 30, 1996, 1995, and 1994, the Company incurred legal fees of approximately $474,000, $200,000 and $252,000, respectively, payable to Morgan, Lewis & Bockius LLP.

    On July 1, 1990, Baldwin Technology Corporation and Baldwin Graphic Systems, Inc., two subsidiaries of BAM, entered into an agreement with Harold W. Gegenheimer, Chairman Emeritus, guaranteed by the Company, to replace various prior agreements including royalty and employment agreements, retirement plans and bonus arrangements. The new agreement guarantees a compensation amount of $200,000 per year. Simultaneously, a separate agreement was made with Mr. Gegenheimer and

                        BALDWIN TECHNOLOGY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company whereby the Company was released from certain prior agreements, as noted above, and agreed to pay a minimum guaranteed amount of compensation of $200,000 per year, not to exceed $350,000 per year, based on one and one-half percent (1.5%) of the Company's annual net after tax profits. The amount expensed under these two agreements was $400,000 for each of the years ended June 30, 1996, 1995 and 1994.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial data for fiscal 1996 and fiscal 1995 are as follows (in thousands except per share data):

                                                          QUARTER
                                       -----------------------------------------------
FISCAL 1996                              FIRST       SECOND        THIRD       FOURTH
- -----------                            --------     --------     --------     --------
Net sales .........................    $ 52,835     $ 65,816     $ 63,812     $ 76,838
Costs and expenses
  Cost of goods sold ..............      35,688       44,258       43,102       50,223
  Operating expenses ..............      14,886       19,525       18,653       20,757
  Restructuring charge ............                    3,000
  Interest, net ...................         851          918          878          833
  Other (income) ..................        (429)        (112)        (656)        (293)
                                       --------     --------     --------     --------
Income before taxes ...............       1,839       (1,773)       1,835        5,318
Provision for income taxes ........         846          564          844        2,447
                                       --------     --------     --------     --------
Net income ........................    $    993     $ (2,337)    $    991     $  2,871
                                       ========     ========     ========     ========
Net income per share ..............    $   0.06     $  (0.13)    $   0.06     $   0.17
                                       ========     ========     ========     ========
Weighted average shares
  outstanding .....................      17,829       18,132       17,783       17,425
                                       ========     ========     ========     ========

                                                           QUARTER
                                       -----------------------------------------------
FISCAL 1995                              FIRST       SECOND        THIRD       FOURTH
- -----------                            --------     --------     --------     --------
Net sales .........................    $ 47,639     $ 52,713     $ 55,375     $ 66,614
Costs and expenses
  Cost of goods sold ..............      31,280       34,849       36,709       43,889
  Operating expenses ..............      14,234       15,385       15,761       17,763
  Interest, net ...................         708          662          752          737
  Other (income) ..................        (253)        (307)        (355)        (215)
                                       --------     --------     --------     --------
Income before taxes ...............       1,670        2,124        2,508        4,440
Provision for income taxes ........         835        1,062        1,254        1,940
                                       --------     --------     --------     --------
Net income ........................    $    835     $  1,062     $  1,254     $  2,500
                                       ========     ========     ========     ========
Net income per share ..............    $   0.05     $   0.06     $   0.07     $   0.14
                                       ========     ========     ========     ========
Weighted average shares
  outstanding .....................      17,916       18,002       17,932       17,944
                                       ========     ========     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEMS 10, 11, 12 AND 13

    Information required under these items is contained in the Company's 1996 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

    (a) (2) The following is a list of financial statement schedules filed as part of this Report:

                                                                         PAGE
                                                                         ----
Report of Independent Accountants on Financial Statement Schedules.....   42
Schedule VIII -- Valuation and Qualifying Accounts.....................   43

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

10.13 Amendment No. 1 to the Company's Form 8-K (as filed on April 13, 1990) and dated October 9, 1990 for the acquisition of Misomex AB and subsidiaries and Misomex of North America, Inc. -- Exhibits (a) and (b) incorporated herein by reference.

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

10.21* Employment Agreement effective as of August 5, 1993 between Baldwin
       Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.22 8.17% Senior Note Agreement dated October 29, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Life Insurance Company. Filed as Exhibit 10.23 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.23 Amended and Restated $20,000,000 Revolving Credit Agreement dated as of December 31, 1995 between Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin Technology Ltd., and NationsBank of North Carolina, National Association, as Agent (filed herewith).

10.24* Amendment to the employment agreement between the Company and Wendell M.
       Smith effective July 1, 1995 (filed herewith).

10.25* Amendment to the employment agreement between Baldwin-Japan Limited and Akira Hara effective August 15, 1995 (filed herewith).

21.    List of Subsidiaries of Registrant (filed herewith).

23.    Consent of Price Waterhouse LLP (filed herewith).

28. Post-effective Amendment to the Company's previously filed Form S 8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

99. Company statement regarding the Private Securities Litigation Reform Act of 1995, "Safe Harbor for Forward-Looking Statements" (filed herewith).

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

                                        BALDWIN TECHNOLOGY COMPANY, INC.
                                        --------------------------------
                                                  (REGISTRANT)

                                        By:         GERALD A. NATHE
                                           -----------------------------
                                                    GERALD A. NATHE
                                        (PRESIDENT AND CHIEF EXECUTIVE OFFICER)

                                        Dated: September 27, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                         DATE
         --------                     ----                          ----

    WENDELL M. SMITH           Chairman of the Board
- ---------------------------    and Director                   September 27, 1996
   (WENDELL M. SMITH)

     GERALD A. NATHE           President, Chief Executive
- ---------------------------    Officer and Director           September 27, 1996
    (GERALD A. NATHE)

       AKIRA HARA              Vice President and
- ---------------------------    Director                       September 27, 1996
      (AKIRA HARA)

  WILLIAM J. LAURICELLA        Treasurer and Chief
- ---------------------------    Financial Officer              September 27, 1996
 (WILLIAM J. LAURICELLA)

     HELEN P. OSTER            Secretary                      September 27, 1996
- ---------------------------
    (HELEN P. OSTER)

     WARREN W. SMITH           Chief Accounting Officer       September 27, 1996
- ---------------------------
    (WARREN W. SMITH)

     JUDITH A. BOOTH           Director                       September 27, 1996
- ---------------------------
    (JUDITH A. BOOTH)

SAMUEL B. FORTENBAUGH III      Director                       September 27, 1996
- ---------------------------
(SAMUEL B. FORTENBAUGH III)

     JUDITH G. HYERS           Director                       September 27, 1996
- ---------------------------
    (JUDITH G. HYERS)

     M. RICHARD ROSE           Director                       September 27, 1996
- ---------------------------
    (M. Richard Rose)

  RALPH R. WHITNEY, JR.        Director                       September 27, 1996
- ---------------------------
 (RALPH R. WHITNEY, JR.)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

    Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. and its subsidiaries referred to in our report dated August 9, 1996 appearing on page 17 in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) (2) of this Form 10-K.

    In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Stamford, Connecticut
August 9, 1996

                                                                   SCHEDULE VIII

                         BALDWIN TECHNOLOGY COMPANY, INC

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                  BALANCE AT    CHARGED TO      CHARGED TO                          BALANCE
                                  BEGINNING     COSTS AND         OTHER                              AT END
                                  OF PERIOD      EXPENSES        ACCOUNTS       DEDUCTIONS         OF PERIOD
                                  ----------    ----------      ----------      ----------         ---------
Year ended June 30, 1996
  Allowance for
    doubtful accounts
    (deducted from
    accounts receivable) ...       $ 2,897       $    95                           $   489          $ 2,503
  Valuation allowance
    for deferred tax
    asset (deducted
    from prepaid and
    other assets) ..........       $13,313                        $ 3,644(1)                        $16,957
Year ended June 30, 1995
  Allowance for
    doubtful accounts
    (deducted from
    accounts receivable) ...       $ 3,209       $   190                           $   502          $ 2,897
  Valuation allowance
    for deferred tax
    asset (deducted
    from prepaid and
    other assets) ..........       $15,665                                         $ 2,352(2)       $13,313
Year ended June 30, 1994
  Allowance for
    doubtful accounts
    (deducted from
    accounts receivable) ...       $ 1,831       $ 1,589(3)                        $   211          $ 3,209
  Valuation allowance
    for deferred tax
    asset (deducted
    from prepaid and
    other assets) ..........       $16,537                        $   328          $ 1,200(2)       $15,665

(1) The increase in the amount of the valuation allowance is primarily the result of increased foreign net operating loss carryforwards. See Note 8 -- Notes to Consolidated Financial Statements.

(2) The reduction in the amount of the valuation allowance is the result of improved earnings in the Company's domestic operations. See Note 8 -- Notes to Consolidated Financial Statements.

(3) The amount expensed is primarily due to a potential bad debt in the Company's Asia Pacific Sector where the debtor has filed a plan of reorganization.

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

10.13 Amendment No. 1 to the Company's Form 8-K (as filed on April 13, 1990) and dated October 9, 1990 for the acquisition of Misomex AB and subsidiaries and Misomex of North America, Inc. -- Exhibits (a) and (b) incorporated herein by reference.

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

10.21* Employment Agreement effective as of August 5, 1993 between Baldwin
       Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.22 8.17% Senior Note Agreement dated October 29, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Life Insurance Company. Filed as Exhibit 10.23 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.23 Amended and Restated $20,000,000 Revolving Credit Agreement dated as of December 31, 1995 between Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin Technology Ltd., and NationsBank of North Carolina, National Association, as Agent (filed herewith).

10.24* Amendment to the employment agreement between the Company and Wendell M.
       Smith effective July 1, 1995 (filed herewith).

10.25* Amendment to the employment agreement between Baldwin-Japan Limited and Akira Hara effective August 15, 1995 (filed herewith).

21.    List of Subsidiaries of Registrant (filed herewith).

23.    Consent of Price Waterhouse LLP (filed herewith).

28. Post-effective Amendment to the Company's previously filed Form S 8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

99. Company statement regarding the Private Securities Litigation Reform Act of 1995, "Safe Harbor for Forward-Looking Statements" (filed herewith).