Form 10-K/A
period 1996-06-30
BALDWIN TECHNOLOGY CO INC
filed 1996-10-07
CIK 805792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          June 30,     June 30,
                                                            1996         1995
                                                          --------     --------
CURRENT LIABILITIES
  Loans payable........................................   $  9,704     $  9,188
  Current portion of long-term debt....................        492          160
  Accounts payable, trade..............................     17,500       14,895
  Notes payable, trade.................................     10,793       12,637
  Accrued salaries, commissions, bonus and
    profit-sharing.....................................      9,769        9,680
  Customer deposits....................................      6,686        5,410
  Accrued and withheld taxes...........................      2,780        2,321
  Income taxes payable.................................      5,557        4,389
  Other accounts payable and accrued liabilities.......     14,957       12,648
                                                          --------     --------
        Total current liabilities......................     78,238       71,328
                                                          --------     --------
LONG-TERM LIABILITIES:
  Long-term debt.......................................     33,576       29,868
  Other long-term liabilities..........................      8,470        9,686
                                                          --------     --------
        Total long-term liabilities....................     42,046       39,554
                                                          --------     --------
        Total liabilities..............................    120,284      110,882
                                                          --------     --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
    authorized, 16,391,683 shares issued at June 30,
    1996 (16,011,586 at June 30, 1995).................        164          160
  Class B Common Stock, $.01 par, 4,500,000 shares
    authorized, 2,000,000 shares issued................         20           20
  Capital contributed in excess of par value...........     57,185       54,881
  Retained earnings....................................     44,149       41,631
  Cumulative translation adjustment....................         49        4,174
  Unrealized gain on investments net of $124,000 of
    deferred taxes (none at June 30, 1995).............        118
  Less: Treasury stock, at cost:
    Class A -- 818,156 shares (174,256 at June 30,
      1995)
    Class B -- 164,117 shares (164,117 at June 30,
      1995)............................................     (4,629)      (1,978)
                                                          --------     --------
Total Shareholders' Equity.............................     97,056       98,888
                                                          --------     --------
COMMITMENTS............................................
                                                          --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............   $217,340     $209,770
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                     Class A                             Class B                   Capital
                                                   Common Stock                        Common Stock               in Excess
                                            --------------------------           ------------------------           of Par
                                            Shares              Amount          Shares             Amount           Value
                                          ----------            ------          ------             ------         ---------
Balance at June 30, 1993                  16,000,707             $160          2,000,000             $20           $54,795
Year ended June 30, 1994:
  Net income for the year
  Stock options exercised                      9,999                                                                    42
  Purchase of treasury stock
  Translation adjustment
  Transaction gain on hedge of
    net investment in foreign
    subsidiaries
                                          ----------             ----          ---------            ---           -------
Balance at June 30, 1994                  16,010,706              160          2,000,000             20            54,837
Year ended June 30, 1995:
  Net income for the year
  Stock options exercised                        880                                                                    4
  Purchase of treasury stock
  Acquisition of treasury stock
    in exchange for cancellation
    of note receivable from
    former officer
  Issuance of common stock from
    treasury to officer under
    incentive compensation agreement                                                                                   40
  Translation adjustment
                                          ----------             ----          ---------            ---           -------
Balance at June 30, 1995                  16,011,586              160          2,000,000             20            54,881
Year ended June 30, 1996:
  Net income for the year
  Stock issued in conjunction with
    the acquisition of Acrotec               350,000                4                                               2,184
  Stock options exercised                     30,097                                                                  120
  Purchase of treasury stock
  Unrealized gain on available
    for sale securities, net of tax
  Translation adjustment
                                          ----------             ----          ---------            ---           -------
Balance at June 30, 1996                  16,391,683             $164          2,000,000            $20           $57,185
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)



                                                                       For the years ended June 30,
                                                                     ---------------------------------
                                                                       1996         1995        1994
                                                                     --------     --------    --------
Cash flows from operating activities:
Income from operations ..........................................    $  2,518     $  5,651    $  4,132
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization ...............................       4,801        4,504       4,729
    Accrued retirement pay ......................................        (289)         149         152
    Provision for losses on accounts receivable .................          95          190       1,589
    Restructuring charge ........................................       3,000
Changes in assets and liabilities:
  Accounts and notes receivable .................................         904      (14,003)      3,741
  Inventories ...................................................         643       (4,586)      1,639
  Prepaid expenses and other ....................................         568         (262)     (3,704)
  Customer deposits .............................................        (103)       1,029         612
  Accrued compensation ..........................................         476        1,471         150
  Accounts and notes payable, trade .............................       2,803        2,357      (4,612)
  Income taxes payable ..........................................       1,824          (51)      1,557
  Accrued and withheld taxes ....................................         545          394        (163)
  Other accounts payable and accrued liabilities ................      (2,520)         793      (1,675)
  Interest payable ..............................................          18          (31)        353
                                                                     --------     --------    --------
      Net cash provided (used) by operating activities ..........      15,283       (2,395)      8,500
                                                                     --------     --------    --------
Cash flows from investing activities:
  Acquisition of subsidiaries, net of cash acquired ............       (5,137)
  Additions or property, net ....................................      (5,924)      (1,331)     (1,009)
  Additions of patents, trademarks and drawings, net ............        (617)        (532)       (810)
  Other assets ..................................................        (408)         356      (2,644)
                                                                     --------     --------    --------
      Net cash used by investing activities .....................     (12,086)      (1,507)     (4,463)
                                                                     --------     --------    --------
Cash flows from financing activities:
  Long-term borrowings ..........................................      11,101        2,000      34,722
  Short-term borrowings .........................................       8,665        4,390      11,807
  Long-term debt repayment ......................................      (9,970)      (4,863)    (35,835)
  Short-term debt repayment .....................................     (10,062)      (2,296)    (15,301)
  Stock options exercised .......................................         120            4          42
  Principal payments under capital lease obligations ............        (427)        (524)       (739)
  Other long-term liabilities ...................................      (1,687)        (543)        286
  Treasury stock purchased ......................................      (2,651)        (965)       (850)
                                                                     --------     --------    --------
      Net cash used by financing activities .....................      (4,911)      (2,797)     (5,868)
                                                                     --------     --------    --------
  Effect of exchange rate changes ...............................      (1,681)       1,354         689
                                                                     --------     --------    --------
      Net decrease in cash and cash equivalents .................      (3,395)      (5,345)     (1,142)
Cash and cash equivalents at beginning of year ..................      13,189       18,534      19,676
                                                                     --------     --------    --------
Cash and cash equivalents at end of year ........................    $  9,794     $ 13,189    $ 18,534
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

                                        Dated: October 7, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                         DATE
         --------                     ----                          ----

    WENDELL M. SMITH           Chairman of the Board
---------------------------    and Director                   October 7, 1996
   (WENDELL M. SMITH)

     GERALD A. NATHE           President, Chief Executive
---------------------------    Officer and Director           October 7, 1996
    (GERALD A. NATHE)

       AKIRA HARA              Vice President and
---------------------------    Director                       October 7, 1996
      (AKIRA HARA)

  WILLIAM J. LAURICELLA        Treasurer and Chief
---------------------------    Financial Officer              October 7, 1996
 (WILLIAM J. LAURICELLA)

     HELEN P. OSTER            Secretary                      October 7, 1996
---------------------------
    (HELEN P. OSTER)

     WARREN W. SMITH           Chief Accounting Officer       October 7, 1996
---------------------------
    (WARREN W. SMITH)

     JUDITH A. BOOTH           Director                       October 7, 1996
---------------------------
    (JUDITH A. BOOTH)

SAMUEL B. FORTENBAUGH III      Director                       October 7, 1996
---------------------------
(SAMUEL B. FORTENBAUGH III)

     JUDITH G. HYERS           Director                       October 7, 1996
---------------------------
    (JUDITH G. HYERS)

     M. RICHARD ROSE           Director                       October 7, 1996
---------------------------
    (M. Richard Rose)

  RALPH R. WHITNEY, JR.        Director                       October 7, 1996
---------------------------
 (RALPH R. WHITNEY, JR.)