Form 10-Q
period 1996-09-30
BALDWIN TECHNOLOGY CO INC
filed 1996-11-07
CIK 805792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934

For quarter ended September 30, 1996

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

YES  X .                      NO    .

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding at October 31, 1996

Class A Common Stock
$0.01 par value                         15,473,727

Class B Common Stock
$0.01 par value                          1,835,883

Total number of pages in this document   10

BALDWIN TECHNOLOGY COMPANY, INC.

INDEX

                                                                       Page

Part I    Financial Information

Consolidated Balance Sheet -
September 30, 1996 and June 30, 1996                 1

Consolidated Statement of Income -
Three months ended
September 30, 1996 and 1995                               2

Consolidated Statement of Changes in
Shareholders' Equity - Three months
ended September 30, 1996                                     3

Consolidated Statement of Cash Flows -
Three Months ended
September 30, 1996 and 1995                             4-5

Notes to Consolidated Financial Statements          6

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                                           7-8

Part II   Other Information

Item 6    Exhibits and Reports on Form 8-K          9

Signatures                                                             10

CAUTIONARY STATEMENT -- This Form 10-Q may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 1996.

PART I  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)
(Unaudited)
                                                     September 30, June 30,
                                                           1996     1996
                                  ASSETS
CURRENT ASSETS:
 Cash                                                        $  6,572  $  9,781
 Short-term securities                                            142        13
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,400 ($2,503 at June 30, 1996)        49,971    53,894
 Notes receivable, trade                                       12,860     9,827
 Inventories                                                   41,083    42,049
 Prepaid expenses and other                                     9,201     8,724
       Total current assets                                   119,829   124,288

MARKETABLE SECURITIES, at cost:
 Cost $735 ($742 at June 30, 1996)                                960       984

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                             8,023     7,995
 Machinery and equipment                                       10,327    10,176
 Furniture and fixtures                                         5,714     5,746
 Leasehold improvements                                         1,328     1,280
 Capital leases                                                 7,110     7,192
                                                               32,502    32,389
 Less:  Accumulated depreciation and amortization              19,329    19,075
   Net property, plant and equipment                           13,173    13,314

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $4,141 ($3,957 at
 June 30, 1996)                                                 5,420     5,414
GOODWILL, less accumulated amortization of $12,712
 ($12,218 at June 30, 1996)                                    65,152    64,381
OTHER ASSETS                                                    8,900     8,959
TOTAL ASSETS                                                 $213,434  $217,340

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                               $ 13,404  $  9,704
 Current portion of long-term debt                                491       492
 Accounts payable, trade                                       13,022    17,500
 Notes payable, trade                                          11,669    10,793
 Accrued salaries, commissions, bonus and profit-sharing        8,807     9,769
 Customer deposits                                              6,160     6,686
 Accrued and withheld taxes                                     2,654     2,780
 Income taxes payable                                           3,857     5,557
 Other accounts payable and accrued liabilities                17,064    14,957
      Total current liabilities                                77,128    78,238
LONG-TERM LIABILITIES:
 Long-term debt                                                30,520    33,576
 Other long-term liabilities                                    8,507     8,470
      Total long-term liabilities                              39,027    42,046
       Total liabilities                                      116,155   120,284

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,391,683 shares issued
  (16,391,683 at June 30, 1996)                                   164       164
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                              20        20
 Capital contributed in excess of par value                    57,185    57,185
 Retained earnings                                             44,705    44,149
 Cumulative translation adjustment                                (20)       49
 Unrealized gain on investments net of $107,000 of
  deferred taxes ($124,000 at June 30, 1996)                      110       118
 Less:  Treasury stock, at cost:
   Class A - 894,956 shares (818,156 at June 30, 1996)
   Class B - 164,117 shares (164,117 at June 30, 1996)    (4,885)   (4,629)
     Total shareholders' equity                                97,279    97,056
COMMITMENTS                                                   ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $213,434  $217,340

 The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)
(Unaudited)

                                           For the three months
                                            ended September 30,
                                            1996         1995

Net sales                                  $57,541      $52,835
Cost of goods sold                          38,959       35,688

Gross Profit                                18,582       17,147

Operating expenses:
 General and administrative                  6,529        5,460
 Selling                                     5,355        5,386
 Engineering                                 3,611        2,817
 Research and development                    1,830        1,223
                                            17,325       14,886
Operating income                             1,257        2,261

Other (income) expense
 Interest expense                              910          938
 Interest income                              (112)         (87)
 Other income, net                            (570)        (429)
                                               228          422

Income before taxes                          1,029        1,839

Provision for income taxes                     473          846
Net income                                 $   556      $   993
Net income per common and
 common equivalent share                   $  0.03      $  0.06

Weighted average number of
 shares outstanding                         17,359       17,829

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
PART 1 of 2 PART TABLE

                                                                   Capital
                                   Class A       Class B         Contributed
                              Common Stock    Common Stock        in Excess
                              Shares  Amount   Shares  Amount       of Par
Balance at June 30, 1996    16,391,683 $164   2,000,000  $20        $57,185
Net income for the three months

Purchase of treasury stock

Unrealized loss on
 available for sale
 securities, net of tax

Translation adjustment

Balance at
September 30, 1996          16,391,683 $164   2,000,000  $20         $57,185


BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
PART 2 of 2 PART TABLE


                                     Cumulative  Unrealized
                           Retained  Translation   Gain on   Treasury Stock
                           Earnings   Adjustment Investments Shares Amount
Balance at June 30, 1996   $44,149    $49          $118     (982,273) $(4,629)

Net income for the three
months                         556

Purchase of treasury stock                                  (76,800)     (256)
Unrealized loss on
 available for sale
 securities, net of tax                              (8)

Translation adjustment                (69)

Balance at
September 30, 1996          $44,705 $ (20)         $110    (1,059,073)$(4,885)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(in thousands)
(Unaudited)

                                                         For the three months
                                                         ended September 30,
                                                         1996       1995
Cash Flows from operating activities:
 Income from operations                                    $   556     $   993
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                              1,282       1,061
  Accrued retirement pay                                       209          70
  Provision for losses on accounts receivable                   99          (9)
  Changes in assets and liabilities net of
   effects from subsidiary purchase -
   Accounts and notes receivable, net                          464       6,053
   Inventories                                                 926      (1,874)
   Prepaid expenses and other                                 (484)      1,412
   Customer deposits                                          (524)         92
   Accrued compensation                                       (939)     (1,286)
   Accounts and notes payable, trade                        (3,406)     (2,739)
   Income taxes payable                                     (1,681)       (858)
   Accrued and withheld taxes                                 (123)       (331)
   Other accounts payable and accrued liabilities              327      (1,931)
   Interest payable                                            521         404

     Net cash (used) provided by
      operating activities                                  (2,773)      1,057

Cash flows from investing activities:
 Additions of property, net                                   (415)     (4,490)
 Additions of patents, trademarks and drawings, net           (187)        (99)
 Other assets                                                   20        (144)

   Net cash used by investing activities                      (582)     (4,733)

Cash flows from financing activities:
 Long-term borrowings                                        3,026       4,779
 Long-term debt repayment                                   (6,099)       (788)
 Short-term borrowings                                       4,858       1,671
 Short-term debt repayment                                  (1,103)       (894)
 Stock options exercised                                                   120
 Principal payments under capital lease
  obligations                                                  (65)        (74)
 Treasury stock purchased                                     (256)       (107)
 Other long-term liabilities                                   (77)       (510)

   Net cash provided by financing activities                   284       4,197

 Effects of exchange rate changes                               (9)       (473)

 Net (decrease) increase in cash and
  cash equivalents                                          (3,080)         48

 Cash and cash equivalents at beginning of year              9,794      13,189

 Cash and cash equivalents at end of period                $ 6,714     $13,237

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:

                                                         For the three months
                                                         ended September 30,
                                                             1996        1995
                                                         (in thousands)
Cash paid during the period for:-
     Interest                                               $  389      $  335
     Income taxes                                           $2,273      $1,748

Supplemental schedule of non-cash investing and financing activities:

For the three months ended September 30, 1996:-

     There were no significant non-cash transactions for the three months ended September 30, 1996.

     The Company did not enter into any capital lease agreements for the three months ended September 30, 1996.

For the three months ended September 30, 1995:-

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

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

     All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three month periods ended September 30, 1996 and 1995, net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, which consisted of no shares for stock options (158,326 shares in 1995), in order to calculate net income per share. The weighted average number of common equivalent shares outstanding for the three month periods ended September 30, 1996 and 1995 were 17,359,039 and 17,829,023, respectively. Common stock equivalents calculated for fully diluted earnings per share were not significantly different from those calculated for primary earnings per share.

Note 2 - Inventories:

     Inventories consist of the following:-

                                September 30,          June 30,
                                    1996                      1996

     Raw material                     $16,570,000         $19,443,000
     In process                        19,484,000          14,236,000
     Finished goods                     5,029,000           8,370,000

                                      $41,083,000         $42,049,000

     Inventories decreased by $40,000 due to translation rates in effect at September 30, 1996 when compared to rates at June 30, 1996.

BALDWIN TECHNOLOGY COMPANY, INC.
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

Three Months Ended September 30, 1996 vs Three Months
Ended September 30, 1995.

     Net sales for the three months ended September 30, 1996 increased by $4,706,000, or 8.9% to $57,541,000 from $52,835,000 for the three months ended September 30, 1995. Acquisitions increased net sales by $7,735,000 while currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $2,174,000 for the current period. Product volume accounted for the remainder of the change. In terms of local currency, sales were mixed in the European Sector. Sales were down 30.1% in Germany, were down 10.6% in Sweden and were up 15.2% in the United Kingdom. Local currency Asian Sector sales were up 27.6% in Japan and down in Australia by A$ 3,128,000. In the Americas Sector, net sales increased 1.0%.

     Gross profit for the three month period ended September 30, 1996 was $18,582,000 (32.3% of net sales), as compared to $17,147,000 (32.5% of net sales) for the three month period ended September 30, 1995, an increase of $1,435,000 or 8.4%. Acquisitions added $2,630,000 to gross profit and currency rate fluctuations decreased gross profit by $674,000 in the current period. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to lower sales in Germany and weaker margins at Misomex the effects of which were almost offset by increased sales in Japan that carry higher gross profit rates.

     Selling, general and administrative expenses were $11,884,000 (20.7% of net sales), for the three month period ended September 30, 1996 as compared to $10,846,000 (20.5% of net sales) for the same period of the prior year, an increase of $1,038,000 or 9.6%. Acquisitions added $1,347,000 to these expenses and currency rate fluctuations decreased these expenses by $301,000 in the current period. Other operating expenses increased by $1,401,000 over the same period of the prior year. Acquisitions added $765,000 to other operating expenses and currency rate fluctuations decreased other operating expenses by $127,000 for the period. The remainder of the increase in other operating expenses related primarily to increased engineering and research and development projects.

     Interest expense for the three month period ended September 30, 1996 was $910,000 as compared to $938,000 for the three month period ended September 30, 1995. Currency rate fluctuations decreased interest expense by $67,000 while acquisitions increased interest expense by $351,000 for the current period. Decreased interest expense resulted from lower levels of working capital related indebtedness of non-Acrotec subsidiaries and a decrease in long term debt. Interest income was $112,000 and $87,000 for the three month periods ended September 30, 1996 and September 30, 1995, respectively. Acquisitions added $21,000 to interest income and currency rate fluctuations increased interest income by $27,000. Other income and expense includes net foreign currency transaction (losses) gains of $(92,000) and $150,000 for the three months ended September 30, 1996 and 1995, respectively, offset by increases in the current period for net royalty income. Currency rate fluctuations increased other income by $43,000 for the current period.

     The Company's effective tax rate on income before taxes was 46% for the three month periods ended September 30, 1996 and September 30, 1995. The current period's effective rate reflects the impact of foreign source income which is generally taxed at substantially higher rates than domestic income. Currency rate fluctuations decreased tax expense by $107,000 for the current period.

     Net income for the three month period ended September 30, 1996 decreased by 44.0% to $556,000 from $993,000 for the three month period ended September 30, 1995, or to $0.03 from $0.06 per share. Currency rate fluctuations decreased net income by $126,000 and acquisitions added $254,000 to net income for the current period. Weighted average equivalent shares outstanding during the three month periods ended September 30, 1996 and September 30, 1995 were 17,359,839 and 17,829,023, respectively.

Liquidity and Capital Resources at September 30, 1996

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

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At September 30, 1996, this ratio was 1.55 to 1.

     Net cash used by investing activities decreased by $4,151,000 from $4,733,000 at September 30, 1995 to $582,000 at September 30, 1996 primarily due to the fact that the prior year amount included the purchase of a Swedish manufacturing facility for SEK 28,400,000 ($4,100,000). Net cash provided by financing activities decreased by $3,913,000 to $284,000 at September 30, 1996 from $4,197,000 at September 30, 1995 primarily due to the decrease in net long-term debt borrowings versus the prior year's borrowings related to the financing of the Swedish building purchase.

     The Company's working capital decreased from $52,094,000 at September 30, 1995, to $42,701,000 at September 30, 1996, a decrease of $9,393,000 or
18.0%. Cash used to finance the Acrotec acquisition, restructuring reserves of $3,000,000 and the reclassification of a refinancing of Yen 300,000,000 ($2,679,000) of long-term debt to current bank loans in order to take advantage of lower short term interest rates were primarily responsible for the decrease in working capital. The Company's working capital decreased by $3,349,000 or 7.3% from $46,050,000 at June 30, 1996 to $42,701,000 at
September 30, 1996. The primary reason for the decrease in working capital resulted from the reclassification of a refinanced long-term debt to current bank loans as discussed above.


     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $37,838,000, including amounts available under the Revolver. As of September 30, 1996, the Company had outstanding $15,022,000 under these lines of credit, of which $1,618,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at September 30, 1996 are $39,000 lower then they would have been if June 30, 1996 exchange rates had been used.

     Net capital expenditures made to meet the normal business needs of the Company for the three months ended September 30, 1996 and September 30, 1995, including commitments for capital lease payments, were $602,000 and $489,000, respectively.

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

BALDWIN TECHNOLOGY COMPANY, INC
PART II

OTHER INFORMATION

Item 5.  Other Information

     On October 28, 1996 the Company entered into a new consulting agreement with Polestar Limited, effective as of July 1, 1996, providing for the retention of Polestar Limited to provide consulting services to the Company for a term of two years. In consideration of such services the Company will pay Polestar Limited a consulting fee equal to one percent (1%) of the Company's Consolidated net income for each of the fiscal years beginning July 1, 1996 and July 1, 1997. The new consulting agreement replaces the three consulting agreements, dated as of January 1, 1990, between Polestar Limited and each of Baldwin Americas Corporation, Baldwin Europe Consolidated Inc. and Baldwin Asia Pacific Corporation, respectively, which were terminated effective as of June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

       (a)       Exhibits.

                  10    Material Contracts - Consulting agreement
                                 with Polestar Limited (filed herewith).

                  27    Financial Data Schedule (filed herewith).

       (b)       Reports on Form 8-K.  There were no reports on Form 8-K
                   filed for the three months ended September 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.

BY     s\  William J. Lauricella
Treasurer and Chief Financial Officer

Dated:   November 1, 1996

EXHIBIT 10