Form 10-Q
period 1996-12-31
BALDWIN TECHNOLOGY CO INC
filed 1997-02-18
CIK 805792

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934


For quarter ended               December 31, 1996

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

          YES  X .                      NO    .



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at January 31, 1997


       Class A Common Stock
          $0.01 par value                         15,289,881

       Class B Common Stock
          $0.01 par value                          1,835,883



           Total number of pages in this document   14

                 BALDWIN TECHNOLOGY COMPANY, INC.

                              INDEX


                                                                          Page


Part I    Financial Information


          Consolidated Balance Sheet -
           December 31, 1996 and June 30, 1996                         1


          Consolidated Statement of Income -
           Three months and six months ended
           December 31, 1996 and 1995                                       2


          Consolidated Statement of Changes in
           Shareholders' Equity - Six months
           ended December 31, 1996                                          3


          Consolidated Statement of Cash Flows -
           Six months ended December 31, 1996 and 1995                     4-5


          Notes to Consolidated Financial Statements                  6-8


          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      9-12


Part II   Other Information

          Item 4    Submission of Matters to a Vote of
                    Security Holders                                        13
          Item 6    Exhibits and Reports on Form 8-K                   13


Signatures                                                                  14



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














                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                     December 31, June 30,
                                                           1996     1996

                                  ASSETS
CURRENT ASSETS:
 Cash                                                        $  7,404  $  9,781
 Short-term securities                                          1,976        13
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,059 ($2,503 at June 30, 1996)        42,488    53,894
 Notes receivable, trade                                       14,495     9,827
 Inventories                                                   28,335    42,049
 Prepaid expenses and other                                     6,860     8,724
       Total current assets                                   101,558   124,288

MARKETABLE SECURITIES, at cost:
 Cost $700 ($742 at June 30, 1996)                                860       984

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                             3,347     7,995
 Machinery and equipment                                        7,739    10,176
 Furniture and fixtures                                         6,156     5,746
 Leasehold improvements                                         1,322     1,280
 Capital leases                                                 7,046     7,192
                                                               25,610    32,389
 Less:  Accumulated depreciation and amortization              17,601    19,075
   Net property, plant and equipment                            8,009    13,314

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $4,300 ($3,957 at
 June 30, 1996)                                                 5,320     5,414
GOODWILL, less accumulated amortization of $6,977
 ($12,218 at June 30, 1996)                                    32,313    64,381
OTHER ASSETS                                                   10,772     8,959
TOTAL ASSETS                                                 $158,832  $217,340

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                               $ 13,022  $  9,704
 Current portion of long-term debt                              6,391       492
 Accounts payable, trade                                       10,862    17,500
 Notes payable, trade                                          13,070    10,793
 Accrued salaries, commissions, bonus and profit-sharing        6,285     9,769
 Customer deposits                                              6,962     6,686
 Accrued and withheld taxes                                     1,682     2,780
 Income taxes payable                                           5,153     5,557
 Other accounts payable and accrued liabilities                16,198    14,957
      Total current liabilities                                79,625    78,238

LONG-TERM LIABILITIES:
 Long-term debt                                                20,593    33,576
 Other long-term liabilities                                    5,292     8,470
      Total long-term liabilities                              25,885    42,046
       Total liabilities                                      105,510   120,284

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,391,683 shares issued
  (16,391,683 at June 30, 1996)                                   164       164
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                              20        20
 Capital contributed in excess of par value                    57,185    57,185
 Retained (deficit) earnings                                     (602)   44,149
 Cumulative translation adjustment                              2,338        49
 Unrealized gain on investments net of $82,000 of
  deferred taxes ($124,000 at June 30, 1996)                       78       118
 Less:  Treasury stock, at cost:
   Class A - 1,085,802 shares (818,156 at June 30, 1996)
   Class B - 164,117 shares (164,117 at June 30, 1996)    (5,861)   (4,629)
     Total shareholders' equity                                53,322    97,056
COMMITMENTS                                                   ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $158,832  $217,340

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

                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)

                             For the three months      For the six months
                              ended December 31,       ended December 31,

                                1996      1995           1996      1995
Net sales                           $61,094   $65,816       $118,635  $118,651
Cost of goods sold                   41,859    44,258         80,818    79,946

Gross Profit                         19,235    21,558         37,817    38,705

Operating expenses:
 General and administrative           6,501     7,506         13,030    12,966
 Selling                              5,453     6,691         10,808    12,077
 Engineering                          3,699     3,580          7,310     6,397
 Research and development             1,786     1,748          3,616     2,971
 Provision for loss on
  the disposition of
  Misomex (Note 3)                   46,036                   46,036
 Restructuring Charge (Note 4)                  3,000                    3,000
                                     63,475    22,525         80,800    37,411
Operating (loss) income             (44,240)     (967)       (42,983)    1,294

Other (income) expense
 Interest expense                       898     1,080          1,808     2,018
 Interest income                        (96)     (162)          (208)     (249)
 Other income, net                     (357)     (112)          (927)     (541)
                                        445       806            673     1,228

(Loss) income before taxes          (44,685)   (1,773)       (43,656)       66

Provision for income taxes              622       564          1,095     1,410

Net loss                           $(45,307)  $(2,337)      $(44,751) $ (1,344)

Net loss per common
 and common equivalent share   $ (2.62)  $ (0.13)      $  (2.58) $  (0.07)

Weighted average number of
 shares outstanding             17,298    18,132         17,329    17,981


The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)




                                                                     Capital
                                     Class A           Class B     Contributed Retained Cumulative  Unrealized
                                   Common Stock      Common Stock   in Excess (Deficit) Translation   Gain on     Treasury Stock
                                  Shares   Amount   Shares  Amount    of Par   Earnings Adjustment  Investments   Shares   Amount

Balance at June 30, 1996        16,391,683  $164  2,000,000  $20     $57,185   $44,149        $49       $118      (982,273)$(4,629)

Net loss for the six months                                                    (44,751)

Purchase of treasury stock                                                                                       (139,400)   (432)

Stock received in the settle-
 -ment of an indemnification
 claim made under the Acrotec
 Stock Purchase Agreement                                                                                        (128,246)   (800)

Unrealized loss on
 available for sale
 securities, net of tax                                                                                  (40)

Translation adjustment                                                                      2,289

Balance at December 31, 1996    16,391,683  $164  2,000,000  $20     $57,185   $  (602)   $ 2,338      $ 78     (1,249,919) $(5,861)




The accompanying notes to consolidated financial statements are an integral part of these statements.


   BALDWIN TECHNOLOGY COMPANY, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)


                                                                   For the six months
                                                                   ended December 31,
                                                         1996       1995
Cash Flows from operating activities:
 Loss from operations                                     $(44,751)    $(1,344)
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                              2,549       2,303
  Accrued retirement pay                                       448         236
  Provision for losses on accounts receivable                  212         (41)
  Provision for loss on the disposition  of Misomex         46,036
  Restructuring charge                                                   3,000
  Changes in assets and liabilities net of
   effects from the disposition in 1996 and
   acquisition in 1995 -
   Accounts and notes receivable, net                       (3,699)      6,042
   Inventories                                               2,786      (3,370)
   Prepaid expenses and other                                  667       1,152
   Customer deposits                                           856         (41)
   Accrued compensation                                     (2,364)     (1,073)
   Accounts and notes payable, trade                          (268)        (82)
   Income taxes payable                                       (362)       (619)
   Accrued and withheld taxes                                 (266)        295
   Other accounts payable and accrued liabilities              930      (2,344)
   Interest payable                                            184          76

     Net cash provided by operating activities               2,958       4,190

Cash flows from investing activities:
 Acquisitions of subsidiaries, net of cash acquired                     (4,798)
 Additions of property, net                                   (712)     (5,189)
 Additions of patents, trademarks and drawings, net           (292)       (171)
 Other assets                                                 (224)       (441)

   Net cash used by investing activities                    (1,228)    (10,599)

Cash flows from financing activities:
 Long-term borrowings                                        3,777      10,334
 Long-term debt repayment                                   (8,483)     (6,683)
 Short-term borrowings                                       6,218       3,545
 Short-term debt repayment                                  (2,498)     (4,584)
 Principal payments under capital lease
  obligations                                                 (130)       (220)
 Other long-term liabilities                                  (497)       (474)
 Treasury stock purchased                                     (432)       (419)
 Stock options exercised                                                   120
   Net cash (used) provided by financing activities         (2,045)      1,619

 Effects of exchange rate changes                              (99)       (432)

 Net decrease in cash and
  cash equivalents                                            (414)     (5,222)

 Cash and cash equivalents at beginning of year              9,794      13,189

 Cash and cash equivalents at end of period                $ 9,380     $ 7,967


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   BALDWIN TECHNOLOGY COMPANY, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


Supplemental disclosures of cash flow information:

                                                    For the six months
                                                    ended December 31,
                                                      1996      1995
                                                      (in thousands)
Cash paid during the period for:
    Interest                                         $ 1,624   $ 1,942
    Income taxes                                     $ 1,599   $ 2,074

Supplemental schedule of non-cash investing and financing activities:

For the six months ended December 31, 1996:

The Company recorded a provision for the disposition of its Misomex pre-press operations in a non-cash transaction in the amount of $46,036,000. In conjunction with the disposition the related assets and liabilities of the pre-press operations were reduced to fair value less the estimated costs of disposal and recorded in "Other assets". (See Note 3 - Notes to Consolidated Financial Statements.)

The Company reclassified $6,250,000 of its 8.17% Senior Notes to
"Current portion of long-term debt" from "Long-term debt" as the first scheduled installment became current.

The Company entered into capital lease agreements of $1,942 for the six months ended December 31, 1996.


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

A restructuring charge was expensed during the second quarter of the fiscal year in a non-cash transaction of $3,000,000, recorded as a current liability in "Other accounts payable and accrued liabilities". See Note 4 in Notes to Consolidated Financial Statements.

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


                                 - 5 -







                   BALDWIN TECHNOLOGY COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note 1 - General:

   Baldwin Technology Company, Inc. (Baldwin, or the Company) is engaged primarily in the development, manufacture and sale of material handling, accessory, and control equipment for the printing industry.
   The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

   All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three and six month periods ended December 31, 1996 and 1995, net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, in order to calculate net income per share. Common stock equivalents for the three month periods ended December 31, 1996 and 1995 consisted of no (0) shares and 116,228 shares, respectively, for stock options. The weighted average number of common and common equivalent shares outstanding for the three month periods ended December 31, 1996 and 1995 were 17,298,381 and 18,132,011, respectively. Common stock equivalents for the six month periods ended December 31, 1996 and 1995 consisted of no (0) shares and 137,277 shares, respectively, for stock options. For the six month periods ended December 31, 1996 and 1995 the weighted average number of common and common equivalent shares were 17,328,710 and 17,980,517, respectively. Common stock equivalents calculated for fully diluted earnings per share were not materially different from those calculated for primary.


Note 2 - Inventories:

   Inventories consist of the following:-

                               December 31,          June 30,
                                  1996                        1996

   Raw material                       $14,459,000         $19,443,000
   In process                           7,962,000          14,236,000
   Finished goods                       5,914,000           8,370,000
                                      $28,335,000         $42,049,000


   Inventories decreased $411,000 due to translation effects of exchange from June 30, 1996 to December 31, 1996 and decreased in total by $10,517,000 due to the planned disposition of Misomex (See
Note 3 - Notes to Consolidated Financial Statements); $4,464,000, $1,596,000 and $4,457,000 in raw materials, work in process and finished goods, respectively.


Note 3 - Disposition of Misomex pre-press operations:

   As previously indicated in the Company's Annual Report to Shareholders, the Company was evaluating several options with regard to its Misomex pre-press operations. During the quarter ended December 31, 1996 the Company wrote down the net assets of its Misomex operation to their estimated fair values concurrent with the Company's decision to dispose of such operations. On February 10, 1997, the Company signed a Letter of Intent with an investor group to sell substantially all the assets of its Misomex pre-press operations for a price of $4,000,000 plus the assumption of certain liabilities. The transaction is subject to the results of due diligence, the execution of a definitive purchase agreement and certain other contingencies. Upon closing, Baldwin will retain a fifteen percent (15%) interest in the Misomex operation.
                                 - 6 -



   Under the terms of the Letter of Intent the proceeds of the sale are expected to be received in the form of a nine percent (9%) subordinated note with a term of seven years carrying a one-year moratorium on interest payments and with level annual principal payments beginning at the end of year four.

   Based upon the terms of the Letter of Intent, the Company valued the pre-press business at fair value less the estimated costs of disposal by recording a charge of $46,036,000 for the quarter ended December 31, 1996. This charge included $30,819,000 of goodwill, $24,885,000 of net current and non-current assets, the discount to present value of the note receivable, accruals for estimated professional fees and other estimated disposal costs. The net realizable value of the pre-press operations is reflected in "Other assets" in the amount of $1,912,000 in the December 31, 1996 Consolidated Balance Sheet.

   The following proforma condensed Consolidated Statement of Income of the Company reflects the removal of the results of the Company's pre-press operations for the six month period ended December 31, 1996 and the fiscal year ended June 30, 1996, including provision for loss on disposal.

                                         Six
                                     months ended          Year ended
                               December 31,          June 30,
                                 1996                         1996

   Net sales                        $104,274,000         $226,069,000
   Gross profit                       33,178,000           73,193,000
   Operating expenses                 29,009,000           60,938,000
   Provision for loss on
    disposal of Misomex               46,036,000
   Restructuring charge                                     3,000,000
   Operating (loss) income           (41,867,000)           9,256,000
   Other expenses                        714,000            1,641,000
   Pre tax (loss) income            $(42,581,000)        $  7,615,000

Note 4 - Restructuring Reserves:

   A restructuring reserve was charged to income for the quarter ended December 31, 1995 in the amount of $3,000,000. The reserve was established in order to accrue the costs associated with a planned workforce rationalization of the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system.

   Since December 31, 1995, charges of $543,000 have been made against the severance reserve. At the time the severance benefits were accrued, management expected the restructuring would take place over a twelve month period due to German law restrictions regarding
employee terminations.   Two factors have affected the utilization of
this reserve. As is customary in Germany, the Company's first actions were to terminate those employees with the least seniority as the required notice period is shorter. These employees also tend to have lower severance costs since the severance cost is a function of both salary level and duration of employment. In addition, certain of the process changes being implemented in the German operations are behind schedule which affect the pace of terminations. Charges to the severance reserve for the three month period ended December 31, 1996 were $35,000. There has been no movement in the reserve for dealer claims as the parties have been unable to negotiate a settlement and the matter is likely to be resolved in the courts. Restructuring reserves, except for the long-term portion of the excess facility sublease subsidy of $103,000 recorded in "Other long-term liabilities", were included in "Other accounts payable and accrued liabilities".







                                 - 7 -







   Restructuring reserves consist of the following:-

                               December 31,          June 30,
                                  1996                        1996

   Severance                           $  957,000          $1,052,000
   Dealer Claims                        1,500,000           1,500,000
   Excess facility sublease
     subsidy                              193,000             263,000

                                       $2,650,000          $2,815,000


Note 5 - Common Stock:

   Stock Options:-

   On November 22, 1996, five (5) eligible non-employee Directors of the Company were automatically granted non-qualified options for a total of 4,470 shares of Class A Common Stock and 530 shares of Class B Common Stock under the Company's 1990 Directors' Stock Option Plan at exercise prices of $2.5625 and $3.20 per share, respectively, the fair market values on the date of grant. Restrictions, as described in the Company's 1991 Proxy Statement, are similar to the 1986 Stock Option Plan, as amended and restated (the "1986 Plan"), with the exception of the dates of exercise, vesting and termination.

   On October 15, 1996, the Board of Directors adopted, subject to stockholder approval, the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Stock Plan was approved on November 19, 1996 at the Company's Annual Meeting under the terms and conditions as set forth in Exhibit A to the Company's Proxy Statement dated October 16, 1996. No options have been granted under the 1996 Plan. On October 14, 1996 the Company's 1986 Stock Option Plan, as amended and restated, terminated.

   On October 7, 1996 the Board of Directors granted non-qualified options to purchase 352,500 shares of the Company's Class A Common Stock and 120,000 shares of Class B Common Stock to certain executives under the Company's 1986 Plan at exercise prices of $3.00 and $3.75 per share, respectively, the fair market values on the date of grant. The options granted are otherwise identical with regard to restrictions on options previously granted.

                   BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.


   Six Months Ended December 31, 1996 vs. Six Months
   Ended December 31, 1995.

   Net sales of $118,635,000 for the six months ended December 31, 1996 were flat as compared to $118,651,000 for the six months ended December 31, 1995. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $4,710,000 (85.7% of which relates to a weaker Japanese Yen). The Acrotec acquisition added $7,735,000 to sales for the current six month period. Product volume changes were primarily responsible for the remainder of the difference. In terms of local currency and after excluding the impact of acquisitions, sales generally decreased in the European Sector. Sales were down 19.3% in Germany and were down 10.0% in Sweden. In the Asian Sector, local currency sales increased by 38.7% in Japan and decreased in Australia. In the Americas Sector, net sales decreased by 13.2%.

   Gross profit for the six month period ended December 31, 1996 was $37,817,000 (31.9% of net sales) as compared to $38,705,000 (32.6% of net sales) for the six month period ended December 31, 1995, a decrease of $888,000 or 2.3%. Gross profit decreased by $1,328,000 on fluctuations in currency rates. Acquisitions added $2,630,000 to gross profit. The remainder of the difference was due to volume changes, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to the effects of lower sales levels in the Americas Sector and in Germany and weaker margins at Misomex, the effects of which were partially offset by increased sales of products with stronger contribution rates in Japan.

   Selling, general and administrative expenses were $23,838,000 (20.1% of net sales) for the six month period ended December 31, 1996 as compared to $25,043,000 (21.1% of net sales) for the same period of the prior year, a decrease of $1,205,000 or 4.8%. Currency rate fluctuations decreased these expenses by $601,000 and acquisitions increased these expenses by $1,347,000. General and administrative expenses were lower primarily due to cost savings achieved through the consolidation of facilities and reduced staff. Selling expenses declined due to lower staffing and generally lower expenses related to sales volume changes in the Americas and Europe. Other operating expenses, before the provision for loss on the disposition of Misomex and the loss on restructuring charges (See Notes 3 and 4 - Notes to Consolidated Financial Statements) increased by $1,558,000 over the same period of the prior year. Acquisitions added $765,000 to other operating expenses and currency rate fluctuations decreased other operating expenses by $355,000. The remainder of the increase in other operating expenses related primarily to increased engineering and research and development project costs and personnel.

   Interest expense for the six month period ended December 31, 1996 was $1,808,000 as compared to $2,018,000 for the six month period ended December 31, 1995. Currency rate fluctuations decreased interest expense by $187,000 while acquisitions added $351,000 for the current period. Decreased interest expense resulted from lower levels of working capital related indebtedness of non-Acrotec subsidiaries and a decrease in long term debt. Interest income was $208,000 and $249,000 for the six month periods ended December 31, 1996 and December 31, 1995, respectively. Currency rate fluctuations decreased interest income by $48,000 and acquisitions increased interest income by $21,000 for the current period. Other income increased from $541,000 to $927,000 and included foreign currency transaction gains (losses) of $236,000 and $(8,000) for the six month periods ended December 31, 1996 and 1995, respectively with the remainder of the change due to increased royalty income. The effects of currency rate fluctuations decreased other income by $(68,000) for the current period.
                                 - 9 -



   The Company's effective tax rate was 46% on income before the provision for loss on the disposition of Misomex (See Note 3 - Notes to Consolidated Financial Statements) for the six month period ended December 31, 1996, as compared to 46% on income before restructuring charges (See Note 4 - Notes to Consolidated Financial Statements) for the six month period ended December 31, 1995. Currency rate fluctuations decreased the provision for income taxes by $123,000 for the current period. The current period's effective tax rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic income. No tax benefit was recorded for the six month periods ended December 31, 1996 or 1995 on either the provision for loss on the disposition of Misomex or the charge for restructuring due to the Company's tax loss carryforward positions in Europe.

   Net loss for the six month period ended December 31, 1996 was $(44,751,000) versus a net loss of $(1,344,000) for the six month period ended December 31, 1995, or $(2.58) and $(0.07) per share, respectively. Acquisitions decreased the net loss by $254,000 while currency rate fluctuations increased the net loss by $144,000 for the current period. Weighted average equivalent shares outstanding during the six month periods ended December 31, 1996 and December 31, 1995 were 17,328,710 and 17,980,517, respectively. For the six months ended December 31, 1996 and December 31, 1995, the net losses due to the provision for the disposition of Misomex and restructuring charges were $(46,036,000) or $(2.66) per share and $(3,000,000) or $(0.17)
per share, respectively.

   The following condensed income statement data sets forth the consolidated results of the Misomex pre-press business for the three and six month periods ended December 31, 1996 and 1995.

                             For the three months      For the six months
                              ended December 31,       ended December 31,
                                1996      1995           1996      1995
Net sales                            $8,206   $10,161        $14,361   $16,835
Costs and expenses                    8,614     9,624         15,477    16,523
Operating (loss) income               (408)       537        (1,116)       312
Other (income) expense, net            (98)        92           (41)       234

(Loss) income before taxes          $ (310)   $   445       $(1,075)   $    78

     Three Months Ended December 31, 1996 vs. Three Months
     Ended December 31, 1995.

     Net sales for the three months ended December 31, 1996 decreased by $4,722,000 (7.2%) to $61,094,000 from $65,816,000 for the three months ended December 31, 1995. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $2,536,000 for the current period. Product volume was primarily responsible for the remainder of the change. In terms of local currency, sales were down throughout the European Sector; by 10.3% in Germany, by 6.9% in the United Kingdom and by 9.6% in Sweden. Local currency Asian Sector sales increased 50.0% in Japan. In the Americas Sector, net sales decreased 24.2% for the period.

     Gross profit for the three month period ended December 31, 1996 was $19,235,000 (31.5% of net sales) as compared to $21,558,000 (32.8% of net sales) for the three month period ended December 31, 1995, a decrease of $2,323,000 or 10.8%. Gross profit decreased by $654,000 due to currency rate fluctuations with the remainder due primarily to volume changes, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to the effects of lower sales volumes in the Americas and European Sectors and weaker margins at Misomex, the effects of which were partially offset by increased sales of products with stronger contribution rates in Japan.

     Selling, general and administrative expenses were $11,954,000 (19.6% of net sales) for the three month period ended December 31, 1996 as compared to $14,197,000 (21.6% of net sales) for the same period of the prior year, a decrease of $2,243,000 or 15.8% in these expenses of which currency rate fluctuations decreased these expenses by $300,000 in the current period. General and administrative expenses were lower primarily due to cost savings achieved through the consolidation of facilities, reduced staffing and lower legal and consulting fees. Selling expenses declined due to lower staffing, trade shows and generally lower expenses related to sales volume changes in the Americas and Europe. Other operating expenses, before the provision for loss on the disposition of Misomex and the loss on restructuring charges (See Notes 3 and 4 - Notes to Consolidated Financial Statements) increased by $157,000 or 2.9% over the same period of the prior year. Increases in both engineering and research and development expenses relate to increased staffing. Currency rate fluctuations decreased other operating expenses by $228,000 for the current period.

     Interest expense for the three month period ended December 31, 1996 was $898,000 as compared to $1,080,000 for the three month period ended December 31, 1995. Currency rate fluctuations decreased interest expense by $120,000 with the remaining decrease due primarily to lower levels of long-term debt for the current period. Interest income was $96,000 and $162,000 for the three month periods ended December 31, 1996 and December 31, 1995, respectively. Other income increased primarily due to foreign currency transaction gains versus (losses) of $328,000 and ($158,000) for the three month periods ended December 31, 1996 and 1995, respectively. Currency rate fluctuations decreased other income by $25,000 for the period.

     The Company's effective tax rate was 46% on income before the provision for loss on the sale of Misomex (See Note 3 - Notes to Consolidated Financial Statements) for the three month period ended December 31, 1996, as compared to 46% on income before restructuring charges (See Note 4 - Notes to Consolidated Financial Statements) for the three month period ended December 31, 1995. Currency rate fluctuations decreased the provision for income taxes by $16,000 for the current period. The current period's effective tax rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic income. No tax benefit was recorded for the three month periods ended December 31, 1996 or 1995 on either the provision for loss on the disposition of Misomex or the charge for restructuring due to the Company's tax loss carryforward positions in Europe.

     Net loss for the three month period ended December 31, 1996 was $(45,307,000) versus a net loss of $(2,337,000) for the three month period ended December 31, 1995, or $(2.62) and $(0.13) per share, respectively. Currency rate fluctuations increased the net loss by $18,000 for the current period. Weighted average equivalent shares outstanding during the three month periods ended December 31, 1996 and December 31, 1995 were 17,298,381 and 18,132,011, respectively. For the three months ended December 31, 1996 and December 31, 1995, the net losses due to the provision for the disposition of Misomex and the net loss due to restructuring charges were $(46,036,000) or $(2.66) per share and $(3,000,000) or $(0.17) per share, respectively.


           Liquidity and Capital Resources at December 31, 1996
                      Liquidity and Working Capital


     The Company's long-term debt includes $25,000,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000 and a three-year
$20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina, as Agent, which matures in December, 1998.

     The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $1,000,000 plus 50% of the Company's net income after January 1, 1997. In addition, the Company was required to pledge certain of its shares of its domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At December 31, 1996, this ratio was 1.5 to 1.

     The Net cash used by investing activities as reflected in the Consolidated Statement of Cash Flows decreased by $9,371,000 from $10,599,000 at December 31, 1995 to $1,228,000 at December 31, 1996
primarily due to the fact that the prior year amount included the purchase of a Swedish manufacturing facility for SEK 28,840,000 ($4,335,000) and the purchase of Acrotec AB and Subsidiaries, net of cash acquired, of $4,798,000. The Net cash used by financing activities increased by $3,664,000 to $(2,045,000) at December 31, 1996 from net cash provided of $1,619,000 at December 31, 1995. The difference is primarily caused by greater repayments under the Revolver ($750,000) and the fact that the prior year amounts included new borrowings needed to finance the purchase of the Swedish Manufacturing Facility ($2,766,000).

     The Company's working capital decreased from $49,178,000 at December 31, 1995, to $21,933,000 at December 31, 1996, a decrease of $27,245,000 or
55.4%. The principal reasons for the decrease in working capital were the write-down of $12,764,000 of net working capital in conjunction with the planned disposition of the pre-press business and the reclassification of $8,965,000 of long-term debt to current liabilities. Currency rate fluctuations decreased working capital by $1,279,000 for the current period. Increases in trade accounts and notes payable, income taxes payable and other current liabilities more than offset the increases in cash and trade receivables net of inventory decreases. The Company's working capital decreased by $24,117,000 or 52.4% from $46,050,000 at June 30, 1996 to $21,933,000 at December 31, 1996. The principal reasons for the decrease in working capital were the same as noted above. Currency rate fluctuations decreased working capital by $369,000 for the current period. Decreases in accrued compensation were more than offset by increases in other current liabilities and more than offset the change in current assets where increases in receivables were offset by decreases in inventory.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $37,361,000, including amounts available under the Revolver. As of December 31, 1996, the Company had outstanding $13,248,000 under these lines of credit, of which $113,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at December 31, 1996 are $545,000 lower than they would have been if June 30, 1996 exchange rates had been used. The reported amounts for "Current portion of long-term debt" and "Long-term Debt" at December 31, 1996 exclude $290,000 and $1,945,000, respectively, of the Misomex mortgage note payable that has been reclassified to "other assets" in conjunction with the planned disposition of the pre-press business.

     Net capital expenditures made to meet the normal business needs of the Company for the six months ended December 31, 1996 and December 31, 1995, including commitments for capital lease payments, were $1,004,000 and $1,025,000, respectively.

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

       (a)  The Annual Meeting of Stockholders was held on
November 19, 1996.

       (c) A brief description of matters voted upon and the results of the voting follows:


       Proposal 1 - To elect three Class III Directors to serve for three-year terms or until their respective successors are elected and qualify.


                 SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                           Total Vote For      Total Vote Withheld
                            Each Director       From Each Director

Class A & B

Akira Hara                         30,077,409              65,845
John T. Heald, Jr.                 30,074,109              69,145
Ralph Roy Whitney, Jr.             30,065,509              77,745


       Proposal 2 - To approve the Company's 1996 Stock Option Plan.

                         Total votes                      Broker
  Total Votes For          Against        Abstentions    Non-Votes
     23,102,861           2,844,625         72,682       4,123,085



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       10.26 Third Amendment to Amended and Restated Revolving Credit Agreement dated as of February 14, 1997 by and among Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin Technology Limited, and NationsBank NA as agent and Lender, and Bank of Boston Connecticut (filed herewith).

       10.27 Amendment to Note Agreement dated as of February 14, 1997 by and among Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin Technology Limited, and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Life Insurance Company of America (filed herewith).

       27   Financial Data Schedule (filed herewith).

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                                SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                 BALDWIN TECHNOLOGY COMPANY, INC.



                 BY
                                Treasurer and
                           Chief Financial Officer







Dated: February 14, 1997

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







Dated: February 14, 1997