Form 10-Q
period 1997-03-31
BALDWIN TECHNOLOGY CO INC
filed 1997-05-15
CIK 805792

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934

For quarter ended               March 31, 1997

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

          YES  X .                      NO    .

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at April 30, 1997

       Class A Common Stock
          $0.01 par value                         15,288,881

       Class B Common Stock
          $0.01 par value                          1,835,883

           Total number of pages in this document   14

                 BALDWIN TECHNOLOGY COMPANY, INC.

INDEX

                                                                          Page

Part I    Financial Information

          Consolidated Balance Sheet -
           March 31, 1997 and June 30, 1996                                 1


          Consolidated Statement of Income -
           Three months and nine months ended
           March 31, 1997 and 1996                                      2

          Consolidated Statement of Changes in
           Shareholders' Equity - Nine months
           ended March 31, 1997                                         3

          Consolidated Statement of Cash Flows -
           Nine months ended March 31, 1997 and 1996                  4-5

          Notes to Consolidated Financial Statements                  6-8

          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      9-12

Part II   Other Information

          Item 6    Exhibits and Reports on Form 8-K                   13

Signatures                                                                  14

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

                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                        March 31, June 30,
                                                           1997     1996
                                  ASSETS
CURRENT ASSETS:
 Cash                                                        $  8,663  $  9,781
 Short-term securities                                             10        13
 Accounts receivable trade, net of allowance for
  doubtful accounts of $1,955 ($2,503 at June 30, 1996)        40,092    53,894
 Notes receivable, trade                                       14,908     9,827
 Inventories                                                   28,678    42,049
 Prepaid expenses and other                                     7,580     8,724
       Total current assets                                    99,931   124,288

MARKETABLE SECURITIES:
 Cost $655 ($742 at June 30, 1996)                                777       984

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                             3,174     7,995
 Machinery and equipment                                        7,234    10,176
 Furniture and fixtures                                         5,888     5,746
 Leasehold improvements                                         1,349     1,280
 Capital leases                                                 6,311     7,192
                                                               23,956    32,389
 Less:  Accumulated depreciation and amortization              16,391    19,075
   Net property, plant and equipment                            7,565    13,314

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $4,460 ($3,957 at
 June 30, 1996)                                                 5,104     5,414
GOODWILL, less accumulated amortization of $6,895
 ($12,218 at June 30, 1996)                                    31,487    64,381
OTHER ASSETS                                                    9,951     8,959
TOTAL ASSETS                                                 $154,815  $217,340

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                               $ 10,378  $  9,704
 Current portion of long-term debt                              6,346       492
 Accounts payable, trade                                       13,651    17,500
 Notes payable, trade                                          11,521    10,793
 Accrued salaries, commissions, bonus and profit-sharing        7,134     9,769
 Customer deposits                                              6,847     6,686
 Accrued and withheld taxes                                     1,618     2,780
 Income taxes payable                                           4,025     5,557
 Other accounts payable and accrued liabilities                16,368    14,957
      Total current liabilities                                77,888    78,238

LONG-TERM LIABILITIES:
 Long-term debt                                                20,432    33,576
 Other long-term liabilities                                    5,243     8,470
      Total long-term liabilities                              25,675    42,046
       Total liabilities                                      103,563   120,284

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,391,683 shares issued
  (16,391,683 at June 30, 1996)                                   164       164
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                              20        20
 Capital contributed in excess of par value                    57,185    57,185
 Retained earnings                                                143    44,149
 Cumulative translation adjustment                               (409)       49
 Unrealized gain on investments net of $63,000 of
  deferred taxes ($124,000 at June 30, 1996)                       59       118
 Less:  Treasury stock, at cost:
   Class A - 1,102,802 shares (818,156 at June 30, 1996)
   Class B - 164,117 shares (164,117 at June 30, 1996)    (5,910)   (4,629)
     Total shareholders' equity                                51,252    97,056
COMMITMENTS                                                   ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $154,815  $217,340

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

                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share data)
                                (Unaudited)


                             For the three months      For the nine months
                                ended March 31,          ended March 31,

                                1997      1996           1997      1996

Net sales                           $58,318   $63,812       $176,953  $182,463
Cost of goods sold                   39,031    43,102        119,849   123,048

Gross Profit                         19,287    20,710         57,104    59,415

Operating expenses:
 General and administrative           7,291     6,747         20,321    19,713
 Selling                              5,390     6,547         16,198    18,624
 Engineering                          3,451     3,547         10,761     9,944
 Research and development             1,761     1,812          5,377     4,783
 Provision for loss on
  the disposition of
  Misomex (Note 3)                                            46,036
 Restructuring Charge (Note 4)                                           3,000
                                     17,893    18,653         98,693    56,064
Operating income (loss)               1,394     2,057        (41,589)    3,351

Other (income) expense
 Interest expense                       854     1,056          2,662     3,074
 Interest income                        (97)     (178)          (305)     (427)
 Other income, net                     (669)     (656)        (1,596)   (1,197)
 Minority interest                      (73)                     (73)
                                         15       222            688     1,450

Income (loss) before taxes            1,379     1,835        (42,277)    1,901

Provision for income taxes              634       844          1,729     2,254

Net income (loss)                  $    745   $   991       $(44,006) $   (353)

Net income (loss) per common
 and common equivalent share   $  0.04   $  0.06       $  (2.55) $  (0.02)

Weighted average number of
 shares outstanding             17,128    17,783         17,263    17,915

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   - 2 -
PAGE

                                                 BALDWIN TECHNOLOGY COMPANY, INC.

                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                (in thousands, except share data)
                                                           (Unaudited)




                                                                     Capital
                                     Class A           Class B     Contributed          Cumulative  Unrealized
                                   Common Stock      Common Stock   in Excess  Retained Translation   Gain on     Treasury Stock
                                  Shares   Amount   Shares  Amount    of Par   Earnings Adjustment  Investments   Shares   Amount
Balance at June 30, 1996        16,391,683  $164  2,000,000  $20     $57,185   $44,149        $49       $118      (982,273)$(4,629)

Net loss for the nine months                                                   (44,006)

Purchase of treasury stock                                                                                       (156,400)   (481)

Stock received in the settle-
 ment of an indemnification
 claim made under the Acrotec
 Stock Purchase Agreement                                                                                        (128,246)   (800)

Unrealized loss on
 available for sale
 securities, net of tax                                                                                  (59)

Translation adjustment                                                                       (458)

Balance at March 31, 1997       16,391,683  $164  2,000,000  $20     $57,185   $    143   $  (409)      $ 59    (1,266,919) $(5,910)


The accompanying notes to consolidated financial statements are an integral part of these statements.

   BALDWIN TECHNOLOGY COMPANY, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)



                                                       For the nine months
                                                       ended March 31,
                                                       1997         1996
Cash Flows from operating activities:
 Loss from operations                                     $(44,006)    $  (353)
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                              3,502       3,526
  Accrued retirement pay                                      (310)        138
  Provision for losses on accounts receivable                  287          36
  Provision for loss on the disposition  of Misomex         46,036
  Restructuring charge                                                   3,000
  Changes in assets and liabilities net of
   effects from the acquisition and dispositions -
   Accounts and notes receivable, net                       (3,715)      5,627
   Inventories                                               1,440      (3,298)
   Prepaid expenses and other                                 (495)        256
   Customer deposits                                         1,202       1,909
   Accrued compensation                                     (1,105)       (251)
   Accounts and notes payable, trade                         1,883      (1,138)
   Income taxes payable                                     (1,174)       (899)
   Accrued and withheld taxes                                 (179)        528
   Other accounts payable and accrued liabilities            1,489      (1,647)
   Interest payable                                            532         636

     Net cash provided by operating activities               5,387       8,070

Cash flows from investing activities:
 Acquisitions of subsidiaries, net of cash acquired           (543)     (4,798)
 Additions of property, net                                   (955)     (5,567)
 Additions of patents, trademarks and drawings, net           (339)       (379)
 Other assets                                                  194        (181)

   Net cash used by investing activities                    (1,643)    (10,925)

Cash flows from financing activities:
 Long-term borrowings                                        3,765      10,334
 Long-term debt repayment                                   (8,599)     (7,777)
 Short-term borrowings                                       6,475       7,021
 Short-term debt repayment                                  (4,610)     (7,465)
 Principal payments under capital lease
  obligations                                                 (199)       (323)
 Other long-term liabilities                                  (561)       (827)
 Treasury stock purchased                                     (481)     (2,470)
 Stock options exercised                                                   120
   Net cash used by financing activities                    (4,210)     (1,387)

 Effects of exchange rate changes                             (655)       (737)

 Net decrease in cash and
  cash equivalents                                          (1,121)     (4,979)

 Cash and cash equivalents at beginning of year              9,794      13,189

 Cash and cash equivalents at end of period               $  8,673     $ 8,210

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   BALDWIN TECHNOLOGY COMPANY, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

Supplemental disclosures of cash flow information:

                                                   For the nine months
                                                      ended March 31,
                                                      1997      1996
                                                      (in thousands)
Cash paid during the period for:
    Interest                                         $ 2,130   $ 2,438
    Income taxes                                     $ 3,361   $ 3,118

Supplemental schedule of non-cash investing and financing activities:

For the nine months ended March 31, 1997:

The Company recorded a provision for the disposition of its Misomex pre-press operations in a non-cash transaction in the amount of $46,036,000. In conjunction with the disposition, the related assets and liabilities of the pre-press operations were reduced to fair value less the estimated costs of disposal and recorded in "Other assets". (See Note 3 - Notes to Consolidated Financial Statements.)

The Company reclassified $6,250,000 of its 8.17% Senior Notes to
"Current portion of long-term debt" from "Long-term debt" as the first scheduled installment became current.

All previously capitalized patent costs that had been recorded in other assets have been realized as royalties at March 31, 1997. See comments below for March 31, 1996.

The Company entered into capital lease agreements of $1,885 for the nine months ended March 31, 1997.

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

A restructuring charge was expensed during the second quarter of the fiscal year in a non-cash transaction of $3,000,000. The change in the related liability is recorded as a change in "Other accounts payable and accrued liabilities" for cash flow purposes. (See Note 4 - Notes to Consolidated Financial Statements.)

The Company successfully defended a patent which, under the terms of the patent purchase agreement with the patent's inventor, entitles the Company to indemnification of a portion of the legal fees incurred to defend the patent infringement. Accordingly, the Company reclassified from patents to long term assets $693,000 of legal fees. These previously capitalized patent costs will be realized as royalties become payable to the patent's inventor. At March 31, 1996, "Other assets" included $267,000 of such costs.

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

   The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

   All significant intercompany transactions have been eliminated in consolidation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three and nine month periods ended March 31, 1997 and 1996, net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, in order to calculate net income per share. Common stock equivalents for the three month periods ended March 31, 1997 and 1996 consisted of no (0) shares and 18,476 shares, respectively, for stock options. The weighted average number of common and common equivalent shares outstanding for the three month periods ended March 31, 1997 and 1996 were 17,128,264 and 17,783,312, respectively. Common stock equivalents for the nine month periods ended March 31, 1997 and 1996 consisted of no (0) shares and 97,676 shares, respectively, for stock options. For the nine month periods ended March 31, 1997 and 1996, the weighted average number of common and common equivalent shares were 17,262,870 and 17,914,971, respectively. Common stock equivalents calculated for fully diluted earnings per share were not materially different from those calculated for primary.

   In February of 1997, Financial Accounting Standard ("FAS") No.
128, Earnings Per Share ("EPS") was released by the Fiancial Accounting Standards Board and will be effective for the Company's financial statements reported during the fiscal year ending June 30, 1998. The effect of adoption of this standard is not anticipated to have a material impact. On a proforma basis at March 31, 1997, quarterly net income and net losses for the nine months per common and common equivalent share would be the same for "basic" and "diluted" EPS as calculated under FAS No. 128 and for "primary" and "fully diluted" EPS under the current generally accepted accounting principle.

Note 2 - Inventories:

   Inventories consist of the following:-

                                March 31,            June 30,
                                  1997                        1996

   Raw material                       $15,913,000         $19,443,000
   In process                           7,451,000          14,236,000
   Finished goods                       5,314,000           8,370,000
                                      $28,678,000         $42,049,000


   Inventories decreased $2,129,000 due to translation effects of exchange from June 30, 1996 to March 31, 1997 and decreased by $9,802,000 due to the reclassification of inventories to "Other assets" for the planned disposition of Misomex (See Note 3 - Notes to Consolidated Financial Statements). Misomex inventories reclassified consisted of $4,010,000, $1,476,000 and $4,316,000 of raw materials, work in process and finished goods, respectively.

Note 3 - Disposition of Misomex pre-press operations:

   As previously indicated in the Company's Annual Report to Shareholders, the Company was evaluating several options with regard to its Misomex pre-press operations. During the quarter ended December 31, 1996, the Company wrote down the net assets of its Misomex operation to their estimated fair values, less the estimated costs of disposal, concurrent with the decision to dispose of such operations. On February 10, 1997, the Company signed a Letter of Intent with an investor group to sell substantially all the assets of its Misomex pre-press operations. Negotiations and the Letter of Intent with the investor group were mutually terminated on February 28, 1997. The Company continues to be committed to the divestiture of Misomex and is actively pursuing discussions with other interested parties.

   The net realizable value of the pre-press operations is reflected in "Other assets" in the amount of $1,383,000 in the March 31, 1997 Consolidated Balance Sheet.

   The following proforma condensed Consolidated Statement of Income of the Company reflects the removal of the results of the Company's pre-press operations for the nine month period ended March 31, 1997 and the fiscal year ended June 30, 1996.

                                        Nine
                                     months ended          Year ended
                                       March 31,             June 30,
                                            1997                 1996

   Net sales                        $155,872,000         $226,069,000
   Gross profit                       50,337,000           73,193,000
   Operating expenses                 44,399,000           60,938,000
   Provision for loss on
    disposal of Misomex               46,036,000
   Restructuring charge                                     3,000,000
   Operating (loss) income           (40,098,000)           9,255,000
   Other expenses                        726,000            1,641,000
   Pre-tax (loss) income            $(40,824,000)        $  7,614,000


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

   Since December 31, 1995, charges of $727,000 have been made against the severance reserve. At the time the severance benefits were accrued, management expected the restructuring would take place over a twelve month period due to German law restrictions regarding
employee terminations.   Two factors have affected the utilization of
this reserve. As is customary in Germany, the Company's first actions were to terminate those employees with the least seniority as the required notice period is shorter. These employees also tend to have lower severance costs since the severance cost is a function of both salary level and duration of employment. In addition, certain of the process changes being implemented in the German operations are behind schedule which affect the pace of terminations. Charges to the severance reserve for the three month period ended March 31, 1997 were $184,000. There has been no movement in the reserve for dealer claims as the parties have been unable to negotiate a settlement and the matter is likely to be resolved in the courts. Restructuring reserves, except for the long-term portion of the excess facility sublease subsidy of $64,000 recorded in "Other long-term liabilities", were included in "Other accounts payable and accrued liabilities".

   Restructuring reserves consist of the following:-

                                March 31,            June 30,
                                  1997                        1996

   Severance                           $  773,000          $1,052,000
   Dealer Claims                        1,500,000           1,500,000
   Excess facility sublease
     subsidy                              167,000             263,000

                                       $2,440,000          $2,815,000


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

   On October 15, 1996, the Board of Directors adopted, subject to stockholder approval, the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Stock Plan, having the terms and conditions set forth in Exhibit A to the Company's Proxy Statement dated October 16, 1996, was approved on November 19, 1996 at the Company's Annual Meeting. No options have been granted under the 1996 Plan. On October 14, 1996 the 1986 Plan terminated.

   On October 7, 1996, the Board of Directors granted non-qualified options to purchase 352,500 shares of the Company's Class A Common Stock and 120,000 shares of Class B Common Stock to certain executives under the Company's 1986 Plan at exercise prices of $3.00 and $3.75 per share, respectively, the fair market values on the date of grant. The options granted are otherwise identical with regard to restrictions to options previously granted.

                   BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.


   Nine Months Ended March 31, 1997 vs. Nine Months
   Ended March 31, 1996.

   Net sales of $176,953,000 for the nine months ended March 31, 1997 decreased by $5,510,000 or 3.0% as compared to $182,463,000 for the nine months ended March 31, 1996. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $8,647,000 (72.6% of which relates to a weaker Japanese Yen). Acquisitions added $7,754,000 to sales for the current nine month period. Product volume changes were primarily responsible for the remainder of the difference. In terms of local currency and after excluding the impact of acquisitions, sales generally decreased in the European Sector. Sales were down 13.2% in Germany and were down 16.1% in Sweden. In the Asian Sector, local currency sales increased by 31.9% in Japan and decreased in Australia. In the Americas Sector, net sales decreased by 13.4%.

   Gross profit for the nine month period ended March 31, 1997 was $57,104,000 (32.3% of net sales) as compared to $59,415,000 (32.6% of net sales) for the nine month period ended March 31, 1996, a decrease of $2,311,000 or 3.9%. Gross profit decreased by $2,580,000 on fluctuations in currency rates. Acquisitions added $2,615,000 to gross profit. The remainder of the difference was due to volume changes, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to the effects of lower sales levels in the Americas Sector and in Germany and weaker margins at Misomex, the effects of which were partially offset by increased sales of products with stronger gross profit rates in Japan.

   Selling, general and administrative expenses were $36,519,000 (20.6% of net sales) for the nine month period ended March 31, 1997 as compared to $38,337,000 (21.0% of net sales) for the same period of the prior year, a decrease of $1,818,000 or 4.8%. Currency rate fluctuations decreased these expenses by $1,205,000 and acquisitions increased these expenses by $1,457,000. General and administrative expenses increased primarily due to severance expenses related to the termination of the Chairman of the Company and increased consulting and professional fees the effects of which were partially offset by reduced charges for goodwill amortization and cost savings achieved through the consolidation of facilities and reduced staff. Selling expenses declined due to lower staffing and generally lower expenses related to sales volume changes in the Americas and Europe.

   Other operating expenses, before the provision for loss on the disposition of Misomex and the loss on restructuring charges (See Notes 3 and 4 - Notes to Consolidated Financial Statements) increased by $1,411,000 over the same period of the prior year. Acquisitions added $765,000 to other operating expenses and currency rate fluctuations decreased other operating expenses by $749,000. The remainder of the increase in other operating expenses related primarily to increased engineering and research and development project costs and personnel.

   Interest expense for the nine month period ended March 31, 1997 was $2,662,000 as compared to $3,074,000 for the nine month period ended March 31, 1996. Currency rate fluctuations decreased interest expense by $336,000 while acquisitions added $351,000 for the current period. Decreased interest expense resulted from lower levels of working capital related indebtedness used by the Company's European operations and a decrease in long-term debt. Interest income was $305,000 and $427,000 for the nine month periods ended March 31, 1997 and March 31, 1996, respectively. Currency rate fluctuations decreased interest income by $80,000 and acquisitions increased interest income by $21,000 for the current period. Other income increased from $1,197,000 to $1,596,000 and included foreign currency transaction gains of $129,000 and $418,000 for the nine month periods ended March 31, 1997 and 1996, respectively, with the remainder of the change due to increased royalty income. The effects of currency rate fluctuations decreased other income by $(18,000) for the current period.

   The Company's effective tax rate was 46% on income before the provision for loss on the disposition of Misomex (See Note 3 - Notes to Consolidated Financial Statements) for the nine month period ended March 31, 1997, as compared to 46% on income before restructuring charges (See Note 4 - Notes to Consolidated Financial Statements) for the nine month period ended March 31, 1996. Currency rate fluctuations decreased the provision for income taxes by $156,000 for the current period. The current period's effective tax rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic income. No tax benefit was recorded for the nine month periods ended March 31, 1997 or 1996 on either the provision for loss on the disposition of Misomex or the charge for restructuring due to the Company's tax loss carryforward positions in Europe.

   Net loss for the nine month period ended March 31, 1997 was $(44,006,000) versus a net loss of $(353,000) for the nine month period ended March 31, 1996, or $(2.55) and $(0.02) per share, respectively. Acquisitions decreased the net loss by $89,000 while currency rate fluctuations increased the net loss by $183,000 for the current period. Weighted average equivalent shares outstanding during the nine month periods ended March 31, 1997 and March 31, 1996 were 17,262,870 and 17,914,971, respectively. For the nine months ended March 31, 1997 and March 31, 1996, the net losses due to the provision for the disposition of Misomex and restructuring charges were $(46,036,000) or $(2.67) per share and $(3,000,000) or $(0.17) per share, respectively.

   The following condensed income statement data sets forth the consolidated results of the Misomex pre-press business for the three and nine month periods ended March 31, 1997 and 1996.


                             For the three months      For the nine months
                                ended March 31,          ended March 31,
                                1997      1996           1997      1996

Net sales                           $6,720    $7,667        $21,081   $24,502
Costs and expenses                   7,095     7,988         22,572    24,511
Operating loss                        (375)     (321)        (1,491)       (9)
Other expense (income), net              3         9            (38)      243

Loss before taxes                   $ (378)   $ (330)       $(1,453)  $  (252)


     Three Months Ended March 31, 1997 vs. Three Months
     Ended March 31, 1996.

     Net sales for the three months ended March 31, 1997 decreased by $5,494,000 (8.6%) to $58,318,000 from $63,812,000 for the three months ended March 31, 1996. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $3,937,000 while acquisitions increased net sales by $19,000 for the current period.
Product volume was primarily responsible for the remainder of the change. In terms of local currency, sales were mixed in the European Sector increasing by 1.4% in Germany and 41.7% in the United Kingdom but decreasing by 26.2% in Sweden. Local currency Asian Sector sales increased 20.6% in Japan. In the Americas Sector, net sales decreased 13.7% for the period.

     Gross profit for the three month period ended March 31, 1997 was $19,287,000 (33.1% of net sales) as compared to $20,710,000 (32.5% of net sales) for the three month period ended March 31, 1996, a decrease of $1,423,000 or 6.9%. Gross profit decreased by $1,252,000 due to currency rate fluctuations and by $15,000 due to acquisitions with the remainder due primarily to volume changes, product mix and other factors. Gross profit increased as a percentage of sales when compared to the prior year due primarily to the effects of increased sales of products with stronger gross profit rates in Japan.

     Selling, general and administrative expenses were $12,681,000 (21.7% of net sales) for the three month period ended March 31, 1997 as compared to $13,294,000 (20.8% of net sales) for the same period of the prior year, a decrease of $613,000 or 4.6% in these expenses of which currency rate fluctuations decreased these expenses by $604,000 and acquisitions increased these expenses by $110,000 in the current period. General and administrative expenses were increased primarily due to severance expenses related to the termination of the Chairman of the Company and increased consulting and professional fees the effects of which were partially offset by reduced charges for goodwill amortization. Selling expenses declined due to lower staffing and to sales volume changes in the Americas and Europe.

     Other operating expenses decreased by $147,000 or 2.7% as compared to the same period of the prior year. Currency rate fluctuations decreased other operating expenses by $394,000 for the current period. Increases in both engineering and research and development expenses relate to increased staffing.

     Interest expense for the three month period ended March 31, 1997 was $854,000 as compared to $1,056,000 for the three month period ended March
31, 1996. Currency rate fluctuations decreased interest expense by $149,000 with the remaining decrease due primarily to lower levels of long-term debt for the current period. Interest income was $97,000 and $178,000 for the three month periods ended March 31, 1997 and March 31, 1996, respectively. Other income was flat due to the offsetting effects of foreign currency transaction (losses) versus gains of $(107,000) and $426,000, respectively, and increased royalty income for the three month periods ended March 31, 1997 and 1996, respectively. Currency rate fluctuations increased other income by $50,000 for the period.

     The Company's effective tax rate was 46% on income before taxes for the three month period ended March 31, 1997, as compared to 46% on income before taxes for the three month period ended March 31, 1996. Currency rate fluctuations decreased the provision for income taxes by $33,000 for the current period. The current period's effective tax rate reflects the impact of foreign source income which is generally taxed at significantly higher rates than domestic income.

     Net income for the three month period ended March 31, 1997 was $745,000 versus net income of $991,000 for the three month period ended March 31, 1996, or $0.04 and $0.06 per share, respectively. Currency rate fluctuations decreased net income by $39,000 for the current period. Weighted average equivalent shares outstanding during the three month periods ended March 31, 1997 and March 31, 1996 were 17,128,264 and 17,783,312, respectively.

             Liquidity and Capital Resources at March 31, 1997
                      Liquidity and Working Capital

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

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At March 31, 1997, this ratio was 1.5 to 1.

     The Net cash used by investing activities as reflected in the Consolidated Statement of Cash Flows decreased by $9,282,000 from $10,925,000 at March 31, 1996 to $1,643,000 at March 31, 1997 primarily due to the fact that the prior year amount included the purchase of a Swedish manufacturing facility for SEK 28,840,000 ($4,295,000) and the purchase of Acrotec AB and Subsidiaries, net of cash acquired, of $4,798,000. The Net cash used by financing activities increased by $2,823,000 to $4,210,000 at March 31, 1997 from $1,387,000 at March 31, 1996. The difference is primarily caused by the fact that the prior year amounts included new borrowings associated with the acquired Acrotec Group and the purchase of the Swedish manufacturing facility while the current year amounts reflect lower repayments of long term debt and less treasury stock repurchase activity.

     The Company's working capital decreased from $46,421,000 at March 31, 1996, to $23,870,000 at March 31, 1997, a decrease of $22,551,000 or 48.6%.
The principal reasons for the decrease in working capital were the write-down of $11,348,000 of net working capital in conjunction with the planned disposition of the Misomex pre-press business and the reclassification of $8,965,000 of long-term debt to current liabilities of which $6,250,000 was due to scheduled repayment and the remainder due to refinancing a long-term loan in order to obtain a more favorable interest rate. Currency rate fluctuations decreased working capital by $2,260,000. Increases in trade accounts and notes payable, income taxes payable and other current liabilities offset the increases in cash and trade receivables net of inventory decreases. The Company's working capital decreased by $22,180,000 or 48.2% from $46,050,000 at June 30, 1996 to $23,870,000 at
March 31, 1997. The principal reasons for the decrease in working capital were the same as noted above. Currency rate fluctuations decreased working capital by $1,940,000. Decreases in accrued compensation were more than offset by increases in other current liabilities and more than offset the change in current assets where increases in receivables were partially offset by decreases in inventory and all other current assets.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $36,024,000, including amounts available under the Revolver. As of March 31, 1997, the Company had outstanding $10,584,000 under these lines of credit, of which $103,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at March 31, 1997 are $1,681,000 lower than they would have been if June 30, 1996 exchange rates had been used. The reported amounts for "Current portion of long-term debt" and "Long-term debt" at March 31, 1997 exclude $264,000 and $1,702,000, respectively, of the Misomex mortgage note payable that has been reclassified to "Other assets" in conjunction with the planned disposition of the Misomex pre-press business.

     Net capital expenditures made to meet the normal business needs of the Company for the nine months ended March 31, 1997 and March 31, 1996, including commitments for capital lease payments, were $1,294,000 and $1,651,000, respectively.

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

                     BALDWIN TECHNOLOGY COMPANY, INC.

                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1997.

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

Dated: May 14, 1997