Form 10-K
period 1997-06-30
BALDWIN TECHNOLOGY CO INC
filed 1997-09-29
CIK 805792

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997            COMMISSION FILE NUMBER 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

                   DELAWARE                                          13-3258160
       (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
        incorporation or organization)

               ONE NORWALK WEST                                        06854
   40 RICHARDS AVENUE, NORWALK, CONNECTICUT                          (Zip Code)
   (Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1997 was $72,033,500.

     Number of shares of Common Stock outstanding at August 31, 1997:

                   Class A Common Stock...............   15,288,881
                   Class B Common Stock...............    1,835,883
                                                         ----------
                     Total............................   17,124,764

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 are incorporated by reference from the Baldwin Technology Company, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on November 18, 1997 into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)
================================================================================

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
Item 1.    Business.........................................................     1
Item 2.    Properties.......................................................     6
Item 3.    Legal Proceedings................................................     7
Item 4.    Submission of Matters to a Vote of Security Holders..............     7
Item 5.    Market for the Registrant's Common Stock and Related Stockholder      8
           Matters..........................................................
Item 6.    Selected Financial Data..........................................     9
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................    10
Item 8.    Financial Statements and Supplementary Data......................    16
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................    42
Item 10.   Directors, Executive Officers and Key Employees of the
           Registrant.......................................................    42
Item 11.   Executive Compensation...........................................    42
Item 12.   Security Ownership of Certain Beneficial Owners and Management...    42
Item 13.   Certain Relationships and Related Transactions...................    42
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K..............................................................    42

CAUTIONARY STATEMENT -- This Form 10-K may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Report on Form 10-K for the year ended June 30, 1997.

                                     PART I

ITEM 1.  BUSINESS

     Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is the leading international manufacturer of material handling, accessory and control equipment for the printing industry. The Company offers its customers a broad range of products designed to enhance the quality of printed products and increase the productivity and cost-efficiency of printing presses while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fountain solution and ink control systems, drying systems, web control and press protection systems, web and material handling systems and newspaper inserter equipment.

     The Company sells its products both to printers to upgrade the quality and capability of existing and new presses and to printing press manufacturers who incorporate the Company's products with their own equipment for sale to printers. The Company has product development and manufacturing facilities, as well as sales and service operations, in the Americas, Europe and Asia Pacific.

INDUSTRY OVERVIEW

     Baldwin operates in a highly fragmented market. The Company defines its business as that of providing material handling, accessory and control equipment for the printing industry. The Company believes that it produces the most complete line of material handling, accessory and control equipment for the printing industry.

     The Company's products are used by printers engaged in all printing processes including lithography, gravure, letterpress, flexography and print-on-demand. The largest share of its business is in offset (lithography) printing. Offset printing is the largest segment of the domestic printing market and is used primarily for printing books, magazines, business forms, catalogs, greeting cards, packaging and newspapers. The Company's products are designed to improve the printing process in terms of both quality of the finished product as well as its cost efficiency.

     Although offset printing represents a significant segment of the U.S. commercial printing industry, it is not as dominant in the international printing market. The Company believes that the future growth of this international market will be attributable in large part to the increased use of offset printing. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in these markets. Baldwin's worldwide operations enable it to closely monitor new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing requirements of specific local markets throughout the world.

PRINCIPAL PRODUCTS

     The Company manufactures and sells more than 200 different products to printers and printing press manufacturers. The Company's product development is focused on the needs of the printer. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. Initially, after the introduction of a new product, the Company's marketing efforts usually focus on printers. With the exception of the Company's Kansa product line, as a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the industry increases and printers begin to specify certain of the Company's products as part of their accessory or material handling equipment package when ordering new presses. The Company's Kansa product line is primarily marketed to newspaper printers. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's products help printers address increasingly demanding print quality, environmental and safety issues while enhancing productivity. Nearly all of the Company's products also significantly limit paper waste, which is especially important given the high cost of paper. The Company's sales have historically increased about equally through both internal product development and acquisitions of product lines and companies.

     The Company's products range in price from under $100 to approximately $500,000. Baldwin's principal products are:

GRAPHIC PRODUCTS AND CONTROLS GROUP

     CLEANING SYSTEMS. The Company's first Cleaning Systems product was the Press Washer which cleaned the ink train of an offset press. Additional Cleaning Systems products include the Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner and Guide Roll Cleaner, which all reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 1997, 1996 and 1995, net sales of Cleaning Systems represented approximately 29.7%, 27.8% and 30.2% of the Company's net sales, respectively.

     FOUNTAIN SOLUTION CONTROL SYSTEMS. Fountain Solution Control Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of water used in the offset printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 1997, 1996 and 1995, net sales of Fountain Solution Control Systems represented approximately 14.1%, 13.3% and 13.2% of the Company's net sales, respectively.

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

     OTHER ACCESSORY AND CONTROL EQUIPMENT. The Company's Ink Control Systems control and regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce wasted ink and paper and allow for the use of recyclable ink containers. Other products include Ultra-Violet and Infra-Red Dryers and Gluing Systems. In the fiscal years ended June 30, 1997, 1996 and 1995, net sales of Other Accessory and Control Equipment represented approximately 14.0%, 12.0% and 10.3% of the Company's net sales, respectively.

MATERIAL HANDLING GROUP

     WEB HANDLING SYSTEMS. The Company's Web Handling Systems, produced by its Enkel and Amal subsidiaries, unwind, rewind and splice paper and other materials supplied to presses in webs and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows a more efficient flow of printed work. In the fiscal years ended June 30, 1997, 1996 and 1995, net sales of Web Handling Systems represented approximately 13.0%, 13.8% and 14.3% of the Company's net sales, respectively.

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

PRE-PRESS GROUP

     The Company disposed of its Pre-press business on June 30, 1997 (see Note
3 -- Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In the fiscal years ended June 30, 1997, 1996 and 1995, net sales of Automated Imposition and Plate Exposure Systems represented approximately 10.0%, 11.4% and 11.7% of the Company's net sales, respectively.

PRINT ON-DEMAND GROUP

     The Company entered the short-run, print-on-demand market in October of 1996 with the announcement of the formation of a business venture with Davlin Business Systems, Inc. in which the Company purchased a 64% interest. The venture, named Baldwin Davlin Finishing Systems, Inc. manufactures and markets finishing equipment for the rapidly growing digital printing market. The Company's integrator strategy includes the Davlin Set Accumulator, a unique product that acts as an intelligent communication interface between an electronic print engine and an in-line finishing system, as well as certain other finishing equipment manufactured for the Company under private label.

WORLDWIDE OPERATIONS

     The Company believes that it is the only manufacturer of material handling, accessory and control equipment for the printing industry which has complete product development, manufacturing and marketing facilities in the Americas, Europe and Asia Pacific.

     The following table sets forth the percentages of the Company's net sales attributable to its geographic regions in the fiscal years ended June 30, 1997, 1996 and 1995:

                                                              YEARS ENDED JUNE 30,
                                                           ---------------------------
                                                           1997       1996       1995
                                                           -----      -----      -----
Americas................................................    39.3%      40.7%      42.2%
Europe..................................................    35.4       34.7       29.8
Asia Pacific............................................    25.3       24.6       28.0
                                                           -----      -----      -----
           Total........................................   100.0%     100.0%     100.0%
                                                           =====      =====      =====

     In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England and the Netherlands. In Asia Pacific, the Company operates through its subsidiaries in Japan,

Hong Kong, China and Australia. All of the Company's subsidiaries are wholly owned except it's 64% owned joint venture.

     For additional information relating to the Company's operations in its three geographic regions, see Note 5 -- Notes to Consolidated Financial Statements.

ACQUISITION STRATEGY

     An element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy involves (i) acquiring new material handling, accessory, control and print-on-demand products which can be sold through the Company's own, or the acquired entity's, distribution network and which can benefit from the Company's manufacturing and marketing expertise and financial support; (ii) entering new end-user market segments or extending existing markets; and (iii) acquiring companies which contribute new products to the Company. After it makes an acquisition, the Company typically supports the existing management of the acquired entity and participates actively with that management in implementing operational strategies with a view to enhancing the entity's sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

     MARKETING. The Company markets its products in almost all developed countries throughout the world. Although Baldwin markets a similar line of products in many of these countries, its product mix and distribution channels vary from country to country. The Company has 115 employees devoted to marketing and sales activities in its three principal markets and over 200 dealers worldwide. The Company markets its products to printing press manufacturers and to printers. For the fiscal year ended June 30, 1997 approximately 44% of the Company's net sales were to printing press manufacturers and approximately 56% of its net sales were directly to printers.

     In the Americas and Europe, the Company markets its products both through direct sales representatives and an extensive dealer network. In Asia Pacific, the Company markets its products through direct sales representatives in Japan, Hong Kong, China and Australia and through dealers throughout the rest of Asia.

     SUPPORT. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 108 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

     BACKLOG. The Company's backlog was $72,727,000 as of June 30, 1997, $69,351,000 as of June 30, 1996 and $71,866,000 as of June 30, 1995. Included in
June 30, 1996 and June 30, 1995 backlog were $5,008,000 and $6,817,000, respectively, of backlog relative to the disposed pre-press business. Backlog represents product orders which Baldwin has received from its customers under valid contracts or purchase orders.

     CUSTOMERS. The Company has a diverse customer base. In the fiscal years ended June 30, 1997, 1996 and 1995, no customer accounted for 10% or more of the Company's net sales. The ten largest customers of Baldwin accounted for less than 41% of the Company's net sales for the fiscal year ended June 30, 1997. Sales of Baldwin's products are not seasonal. However, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year (see Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations").

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company believes its research, development and engineering efforts have been an important factor in establishing and maintaining its leadership position in the field of material handling, accessory and control equipment for the printing industry. The Company has won six Intertech awards from the Graphic Arts Technical Foundation. The Intertech Award was established in 1978 to recognize technologies that are predicted to have a major impact on the graphic communications industry, but are not yet in widespread use in the marketplace. Baldwin has devoted substantial efforts to adapt its products to almost all models and sizes of printing presses in use worldwide.

     The Company has product development facilities at each of its manufacturing locations. This coordinated, decentralized approach to research and development permits the Company to react quickly to meet the needs of its customers.

     Baldwin employs approximately 204 persons whose primary function is new product development or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 1997, 1996 and 1995 were $21,425,000, $21,022,000 and
$17,296,000, respectively, representing approximately 8% of the Company's net sales in each year.

PATENTS

     The Company owns and licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. These products represented a substantial portion of the Company's net sales in the fiscal year ended June 30, 1997. The Company's patents expire at different times through June, 2014; however, the expiration of patents in the near future is not expected to have a material adverse effect on the Company's sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

     The Company conducts its manufacturing operations through a number of operating subsidiaries. In North America, the Company has subsidiaries with manufacturing facilities located on the East Coast, in the Midwest and on the West Coast of the United States.

     In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany, Sweden and England. These facilities manufacture and assemble complete lines of products that are in demand by printers worldwide and by printing press manufacturers in Europe for shipment throughout the world. The Company also has sales/service facilities in Germany, Sweden, France and England. In Asia, Baldwin has manufacturing and assembly facilities in Japan and China and sales/service facilities in Japan, Hong Kong, China and Australia.

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

COMPETITION

     The printing press accessory industry is highly fragmented. Although the Company believes it produces the most complete line of material handling, accessory and control equipment for the printing industry, numerous companies manufacture and sell products that compete with one or more of the Company's products. The Company competes from time to time with printing press manufacturers who, as a part of their businesses, produce material handling, accessory and control equipment for the printing industry and who generally have larger staffs and greater financial resources than the Company.

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

EMPLOYEES

     The Company employs 1,047 persons, 469 of whom are production employees and approximately 130 of whom are management and administrative employees. Approximately 34% of the Company's 146 employees in its Baldwin Graphic Products Division in the United States are represented by the International Association of Machinists and Aerospace Workers under a contract which expires on November 9, 1999. In Europe, employees are represented by various unions, under contracts with indefinite terms. In Sweden at Amal AB, 4, 37 and 24 of the Company's 64 employees are represented by Ledarna (SALF), Lundsorganisationen, Metall and Tjanstemannene Central Organisation, and Svenska Industritjanstemanna Forbundet, respectively. Also in Sweden, at IVT AB, 3, 8 and 15 of the Company's 31 employees are represented by Ledarna (SALF), Lundsorganisationen, Metall and Tjanstemannene Central Organisation, and Svenska Industritjanstemanna Forbundet, respectively. In Germany, at Baldwin Grafotec GmbH, approximately 39 of the Company's 261 employees are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2.  PROPERTIES

     The Company's facilities are divided among three geographic regions and total approximately 645,000 square feet.

     In North America, manufacturing and office space leased by the Company and its subsidiaries total approximately 315,000 square feet of which space approximately 8,400 square feet is sublet. An additional 56,550 square feet of office and manufacturing space is owned by Kansa Corporation, subject to an Industrial Revenue Bond.

     In Europe, the Company has leased facilities totaling approximately 158,000 square feet comprised of office and manufacturing facilities in Germany (approximately 130,000 square feet), Sweden (approximately 18,000 square feet), France (approximately 1,800 square feet), the Netherlands (approximately 600 square feet) and England (approximately 8,000 square feet of which 1,350 square feet is sublet). In addition, the Company owns manufacturing facilities in Sweden totaling approximately 66,000 square feet.

     In Asia, the Company leases office and manufacturing facilities of approximately 40,000 square feet in Japan and 6,000 square feet in Beijing and office facilities aggregating approximately 2,000 square feet in Hong Kong, Shanghai and Sydney.

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

     No matters were submitted to a vote of security holders since November 19, 1996.

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

                                                                 HIGH          LOW
                                                                ------        ------
1995
First Quarter................................................   5.875         4.8125
Second Quarter...............................................   6.125         5.00
Third Quarter................................................   6.5625        5.125
Fourth Quarter...............................................   6.3125        4.750
1996
First Quarter................................................   5.1875        3.375
Second Quarter...............................................   4.25          3.50
Third Quarter................................................   3.75          2.625
Fourth Quarter...............................................   3.25          2.3125
1997
First Quarter................................................   3.25          2.375
Second Quarter...............................................   3.1875        2.5625
Third Quarter (through September 15).........................   5.50          2.8125

     (B) CLASS B COMMON STOCK

     The Company's Class B Common Stock has no established public trading market.

     (C) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of August 31, 1997, the approximate number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 463 and 26, respectively. The Company believes, however, that there are in excess of 3,400 beneficial owners of its Class A Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's income statement and balance sheet data as they relate to the years ended June 30, 1997, 1996, 1995, 1994, and 1993, have been derived from the Company's audited financial statements (including the Consolidated Balance Sheet of the Company at June 30, 1997 and 1996 and the related Consolidated Statement of Income of the Company for the years ended June 30, 1997, 1996 and 1995 appearing elsewhere herein). The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                     YEARS ENDED JUNE 30,
                                   --------------------------------------------------------
                                     1997        1996        1995        1994        1993
                                   --------    --------    --------    --------    --------
                                                        (IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales.......................   $244,146    $259,301    $222,341    $198,055    $215,759
Cost of goods sold(1)...........    163,791     173,271     146,727     130,051     142,564
                                   --------    --------    --------    --------    --------
Gross profit....................     80,355      86,030      75,614      68,004      73,195
                                   --------    --------    --------    --------    --------
Selling, general and
  administrative expenses(2)....     50,435      52,799      45,847      42,068      42,532
Research, development and
  engineering expenses..........     21,425      21,022      17,296      15,409      16,711
Provision for loss on the
  disposition of Misomex........     42,407
Restructuring charge............                  3,000                                 880
                                   --------    --------    --------    --------    --------
Operating (loss) income.........    (33,912)      9,209      12,471      10,527      13,072
                                   --------    --------    --------    --------    --------
Interest expense................      3,516       4,032       3,436       3,694       5,850
Interest income.................        414         552         577         381         285
Minority interest in net loss...       (190)
Other income, net...............      1,617       1,490       1,130         887         462
                                   --------    --------    --------    --------    --------
(Loss) income from operations
  before taxes..................    (35,207)      7,219      10,742       8,101       7,969
                                   --------    --------    --------    --------    --------
Provision for income taxes......      2,790       4,701       5,091       3,969       4,303
                                   --------    --------    --------    --------    --------
(Loss) income from operations...    (37,997)      2,518       5,651       4,132       3,666
                                   --------    --------    --------    --------    --------
Extraordinary loss on
  extinguishment of debt........                                                     (1,105)
Cumulative effect of change in
  accounting for income taxes...                                                      1,229
                                   --------    --------    --------    --------    --------
Net (loss) income...............   $(37,997)   $  2,518    $  5,651    $  4,132    $  3,790
                                   =========   =========   =========   =========   =========

---------------------

(1) Includes all technical service expense, of which $2,732,000 for the year ended June 30, 1993 was previously classified as an item of Operating Expense.

(2) Includes amortization expense of $2,499,000 for intangible assets for the year ended June 30, 1993 which was previously classified as an item of Other Income and Expense.

                                                     YEARS ENDED JUNE 30,
                                   --------------------------------------------------------
                                     1997        1996        1995        1994        1993
                                   --------    --------    --------    --------    --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
(Loss) Income per share from:
Operations......................   $  (2.21)   $   0.14    $   0.32    $   0.23    $   0.21
Extinguishment of debt..........                                                      (0.06)
Cumulative effect of change in
  accounting for income taxes...                                                       0.07
                                   --------    --------    --------    --------    --------
Net (loss) income per share.....   $  (2.21)   $   0.14    $   0.32    $   0.23    $   0.22
                                   =========   =========   =========   =========   =========
Cash dividends declared per
  share:
Class A Common Stock............
Class B Common Stock............
Weighted average shares
  outstanding...................     17,228      17,793      17,939      18,015      17,593
                                   =========   =========   =========   =========   =========
Balance Sheet Data (as of the
  end of each period):
Working capital.................   $ 29,696    $ 46,050    $ 53,575    $ 45,098    $ 34,414
Total assets....................    162,123     217,340     209,770     187,216     188,479
Short-term debt.................     14,737      10,196       9,348       6,033      16,257
Long-term debt..................     20,256      33,576      29,868      32,230      25,998
Shareholders' equity............   $ 58,262    $ 97,056    $ 98,888    $ 88,080    $ 82,864

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

                                                          FIRST SIX       SECOND SIX
FISCAL YEAR                                                 MONTHS          MONTHS
------------------------------------------------------   ------------    ------------
1997..................................................   $118,635,000    $125,511,000
1996..................................................    118,651,000     140,650,000
1995..................................................    100,352,000     121,989,000
1994..................................................     91,858,000     106,197,000
1993..................................................    104,376,000     111,383,000

     The term "acquisitions" as it is used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the October 1, 1995 acquisition of the former Acrotec Group of companies and the formation of a business venture with Davlin Business Systems, Inc., in which the Company purchased a 64% interest, in January of 1997. For fiscal year 1997, the first six months sales include acquisition sales of $7,735,000 and the second six months include acquisition sales of $141,000. For fiscal year 1996, the first six months sales include acquisition sales of $6,574,000 and the second six months sales include acquisition sales of $14,373,000.

RESULTS OF OPERATIONS

     The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company including the Notes thereto, presented elsewhere in this report.

                                                              YEARS ENDED JUNE 30,
                                                           ---------------------------
                                                           1997       1996       1995
                                                           -----      -----      -----
Net sales...............................................   100.0%     100.0%     100.0%
Cost of goods sold......................................    67.1       66.8       66.0
                                                           -----      -----      -----
Gross profit............................................    32.9       33.2       34.0
Selling, general and administrative expenses............    20.7       20.4       20.6
Research, development and engineering expenses..........     8.7        8.1        7.8
Provision for loss on the disposition of Misomex........    17.4
Restructuring charge....................................                1.1
                                                           -----      -----      -----
Operating (loss) income.................................   (13.9)       3.6        5.6
                                                           -----      -----      -----
Interest expense........................................     1.4        1.6        1.6
Interest income.........................................      .2         .2         .3
Other income, net.......................................      .7         .6         .5
                                                           -----      -----      -----
(Loss) income from operations before taxes..............   (14.4)       2.8        4.8
Provision for income taxes..............................     1.2        1.8        2.3
                                                           -----      -----      -----
Net (loss) income.......................................   (15.6)%      1.0%       2.5%
                                                           =====      =====      =====

COMPANY'S FISCAL YEAR ENDED JUNE 30, 1997 VERSUS FISCAL YEAR ENDED JUNE 30, 1996

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

     NET SALES. Net sales for the fiscal year ended June 30, 1997 decreased by $15,155,000, or 5.8%, to $244,146,000 from $259,301,000 for the fiscal year ended June 30, 1996. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $12,247,000 and acquisitions added $7,876,000 to net sales. Product volume changes were primarily responsible for the remainder of the change. In terms of local currency and after excluding the impact of acquisitions, sales generally decreased in Europe. Sales decreased in Germany by 12.7% and were down 14.2% in Sweden. In Asia, local currency sales increased by 13.7% in Japan. In the Americas, net sales decreased by 8.4%.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1997 was $80,355,000 (32.9% of net sales), as compared to $86,030,000 (33.2% of net sales) for the fiscal year ended June 30, 1996, a decrease of $5,675,000 or 6.6%. Gross profit decreased by $3,755,000 on fluctuations in currency rates and increased by $2,627,000 due to acquisitions with the remainder of the change due to volume, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to the effects of lower sales levels in the Americas and weaker margins in Germany and in the divested Pre-press group.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $50,435,000 (20.7% of net sales) for the fiscal year ended June 30, 1997, as compared to

$52,799,000 (20.4% of net sales) for the prior year, a decrease of $2,364,000. Currency rate fluctuations decreased the current year's expenses by $660,000 and acquisitions added $1,687,000. General and administrative expenses increased marginally primarily due to severance expenses related to the former Chairman of the Company, increased pension expenses for the divested Pre-press group and increased consulting fees associated with certain strategic initiatives undertaken in fiscal 1997. These increases were almost offset by reduced charges for goodwill amortization and cost savings achieved through the consolidation of facilities and reduced staff. Selling expense decreases of $2,465,000 were due to volume related decreases in sales commissions, lower trade show and advertising expenses and reduced staffing levels.

     Other operating expenses, before the provision for loss on the disposition of Misomex and restructuring charges (see Notes 3 and 4 -- Notes to Consolidated Financial Statements) increased by $403,000 over the same period of the prior year. Fluctuations in currency rates decreased these expenses by $1,162,000 and acquisitions increased these expenses by $770,000. The remainder of the increase in these expenses relates to increased engineering personnel and project costs.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 1997 was $3,516,000, as compared to $4,032,000 for the fiscal year ended June 30, 1996. Currency rate fluctuations decreased interest expense by $471,000 while acquisitions added $351,000 to the current period. The remainder of the decrease was due primarily to a decrease in the amount of outstanding working capital related indebtedness used by the Company's European operations and a reduction in long-term debt. Interest income was $414,000 and $552,000 for the fiscal years ended June 30, 1997 and June 30, 1996, respectively. Currency rate fluctuations decreased interest income by $101,000 and acquisitions added $21,000 to interest income for the current period. Other income was $1,617,000 and $1,490,000 for the fiscal years ended June 30, 1997 and June 30, 1996, respectively, and includes foreign currency transaction (losses) gains of $(182,000) and $594,000 for the current and prior period, respectively. The remaining net increase in other income is primarily due to increased royalty income offset by currency rate fluctuations which decreased other income by $20,000 for the current period.

     INCOME TAXES. The Company's effective tax rate on income before the provision for loss on the disposition of Misomex was 38.8% for the year ended June 30, 1997 as compared to 46% on income before restructuring charges (see
Note 9 -- Notes to Consolidated Statements) for the fiscal year ended June 30, 1996. Currency rate fluctuations decreased the provision for income taxes by $79,000 during the current period. The effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic income. No tax benefit was recorded on either the $42,407,000 provision for loss on the disposition of Misomex for the current year or the $3,000,000 charge for restructuring in the prior year due to the Company's tax loss carryforward positions in Europe. The decrease from the prior year's effective rate is primarily caused by the favorable settlement of certain prior year tax matters in Germany in the amount of $854,000 (see Note 9 -- Notes to Consolidated Financial Statements).

     NET (LOSS) INCOME. The net (loss) for the fiscal year ended June 30, 1997 was $(37,997,000) versus net income for the fiscal year ended June 30, 1996 of $2,518,000, or a net (loss) income of $(2.21) and $0.14 per share, respectively. For the current period, currency rate fluctuations and acquisitions increased the net loss by $124,000 and $56,000, respectively. Weighted average equivalent shares outstanding during the fiscal year ended June 30, 1997 were 17,228,438 and were 17,792,938 for the fiscal year ended June 30, 1996. The net loss per share for the provision for loss on the sale of Misomex in the current period and for restructuring charges in the prior period were $(2.46) and $(0.17), respectively.

     The following condensed income statement data sets forth the consolidated results of the divested Pre-press business for the fiscal years ended June 30, 1997 and 1996.

                                                              FOR THE YEARS ENDED
                                                                    JUNE 30,
                                                           --------------------------
                                                              1997           1996
                                                           -----------    -----------
Net sales...............................................   $28,327,000    $33,232,000
Costs and expenses......................................    29,965,000     33,278,000
                                                           -----------    -----------
Operating loss..........................................    (1,638,000)       (46,000)
Other (income) expense, net.............................       (64,000)       349,000
                                                           -----------    -----------
Loss before taxes.......................................   $(1,574,000)   $  (395,000)
                                                           ============   ============

COMPANY'S FISCAL YEAR ENDED JUNE 30, 1996 VERSUS FISCAL YEAR ENDED JUNE 30, 1995

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

     NET SALES. Net sales for the fiscal year ended June 30, 1996 increased by $36,960,000, or 16.6%, to $259,301,000 from $222,341,000 for the fiscal year ended June 30, 1995. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $2,340,000 and acquisitions added $20,947,000 to net sales. Product volume was the primary reason for the $18,353,000 remainder of the increase of which $11,764,000 occurred in the Americas. In terms of local currency, sales changes were mixed within Europe. Sales decreased in Germany by 3.5%, increased in England by 14.7% and increased in Sweden by 5.6%. Local currency sales in Asia increased 7.1% in Japan. In the Americas, net sales increased by 12.2% for the year due to a continued strengthening and improvement in the U.S. printing equipment market.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1996 was $86,030,000 (33.2% of net sales), as compared to $75,614,000 (34.0% of net sales) for the fiscal year ended June 30, 1995, an increase of $10,416,000 or 13.8%. Gross profit decreased by $751,000 on fluctuations in currency rates and increased by $8,025,000 due to acquisitions with the remainder of the change due to volume, product mix and other factors. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to the sales of products that contribute lower gross profits, pressure on sales prices and increased technical service costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $52,799,000 (20.4% of net sales) for the fiscal year ended June 30, 1996, as compared to $45,847,000 (20.6% of net sales) for the prior year, an increase of $6,952,000. Currency rate fluctuations decreased the current year's expenses by $263,000 and acquisitions added $5,561,000. Increased sales expenses related to volume increases, additional personnel and trade shows were primarily responsible for the remainder of the increase. Other operating expenses, before restructuring charges (see Note 4 -- Notes to Consolidated Financial Statements) increased by $3,726,000 over the same period of the prior year. Fluctuations in currency rates decreased these expenses by $35,000 and acquisitions increased these expenses by $2,609,000. The remainder of the increase in these expenses relates to increased engineering personnel and costs associated with the development of new products, particularly in the Company's Pre-press business.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 1996 was $4,032,000, as compared to $3,436,000 for the fiscal year ended June 30, 1995. Interest expense increased by $357,000 due to acquisitions with the remainder due primarily to an increase in the amount of outstanding indebtedness related to the purchase of a manufacturing facility. Foreign currency rate fluctuations increased interest expense by $16,000. Interest income was $552,000 and $577,000 for the fiscal years ended June 30, 1996 and June 30, 1995, respectively. Currency rate fluctuations decreased interest income by $74,000 and acquisitions added $142,000 to interest income for the current period. Other income was $1,490,000 and $1,130,000 for the fiscal years ended June 30, 1996 and June 30, 1995, respectively, and includes foreign currency transaction gains of $594,000 and $152,000 for the current and prior period, respectively. The remaining net decrease in other income is primarily due to increased royalty income offset by currency rate fluctuations which decreased other income by $200,000 and acquisitions which decreased other income by $92,000 during the current period.

     INCOME TAXES. The Company's effective tax rate on income before restructuring charges (see Note 9 -- Notes to Consolidated Statements) was 46.0% for the fiscal year ended June 30, 1996 as compared to 47.4% for the fiscal year ended June 30, 1995. Currency rate fluctuations decreased the provision for income taxes by $339,000 during the current period. The effective rate reflects the impact of foreign source income which is taxed at substantially higher rates than domestic income. No tax benefit was recorded on the $3,000,000 charge for restructuring due to the Company's tax loss carryforward position in Germany. The decrease from the prior year's effective rate is primarily caused by an increase in income generated by domestic operations which is taxed at rates which are generally lower than the rates applied to foreign income (see Note 9 -- Notes to Consolidated Financial Statements).

     NET INCOME. Net income for the fiscal year ended June 30, 1996 decreased by $3,133,000 or 55.4% to $2,518,000 from $5,651,000 for the fiscal year ended
June 30, 1995. Restructuring charges decreased net income by $3,000,000 and currency rate fluctuations decreased net income by $398,000 for the current period. Net income per share was $0.14 and $0.32 for the fiscal years ended June 30, 1996 and 1995, respectively. Net income per share was decreased by $(0.17) for restructuring charges and the results of the acquired Acrotec operations decreased net income per share by $(0.02). Weighted average equivalent shares outstanding during the fiscal years ended June 30, 1996 and June 30, 1995 were 17,792,938 and 17,939,421, respectively.

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

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1997, this ratio was 1.63 to 1.

     The net cash used by investing activities as reflected in the Consolidated Statement of Cash Flows decreased by $7,305,000 from $12,086,000 for the year ended June 30, 1996 to $4,781,000 for the year ended June 30, 1997, primarily due to the fact that the prior year amount included the purchase of Acrotec AB and its subsidiaries for $5,137,000 and the purchase of a previously leased Swedish manufacturing facility for SEK 28,840,000 ($4,364,000). The net cash used by financing activities was $5,941,000 for the year ended June 30, 1997 as compared to $4,911,000 for the year ended June 30, 1996. The difference is primarily caused by debt reductions on the Company's working capital lines of credit and decreased purchases of treasury stock.

     The Company's working capital decreased from $46,050,000 at June 30, 1996, to $29,696,000 at June 30, 1997, a decrease of $16,354,000 or 35.5%. The principal reasons for the decrease in working capital were the write down of $10,981,000 of net working capital in conjunction with the disposition of the Pre-press business offset by recording a short term other receivable of $6,000,000 and the reclassification of $8,965,000 of long-term debt to current liabilities of which $6,250,000 was due to scheduled repayments and the remainder due to refinancing a long-term loan in order to obtain a more favorable interest rate. Currency rate fluctuations decreased working capital by $914,000 for the current period. Increases in other current liabilities were primarily responsible for the remainder of the change in working capital.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $30,868,000, including amounts available under the Revolver. As of June 30, 1997, the Company had outstanding $8,516,000 under these lines of credit, of which $103,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at June 30, 1997 are $1,205,000 lower then they would have been if June 30, 1996 exchange rates had been used.

     Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 1997 and June 30, 1996, including commitments for capital lease payments, were $2,137,000 and $2,177,000, respectively.

     The Company believes its cash flow from operations and available bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants..........................................    17

Consolidated Balance Sheet at June 30, 1997 and June 30, 1996..............    18

Consolidated Statement of Income for the years ended June 30, 1997, June
  30, 1996 and June 30, 1995...............................................    20

Consolidated Statement of Changes in Shareholders' Equity for the years ended
  June 30, 1997, June 30, 1996 and June 30, 1995...........................    21

Consolidated Statement of Cash Flows for the years ended June 30, 1997,
  June 30, 1996 and June 30, 1995..........................................    22

Notes to Consolidated Financial Statements.................................    25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Stamford, Connecticut
August 8, 1997

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                              JUNE 30,      JUNE 30,
                                                                1997          1996
                                                              --------      --------
CURRENT ASSETS:
  Cash...................................................     $  9,421      $  9,781
  Short-term securities..................................        4,032            13
  Accounts receivable trade, net of allowance for
     doubtful accounts of $2,106 ($2,503 at June 30,
     1996)...............................................       38,177        53,894
  Notes receivable, trade................................       15,051         9,827
  Inventories............................................       27,833        42,049
  Prepaid expenses and other.............................       13,512         8,724
                                                              --------      --------
           Total current assets..........................      108,026       124,288
                                                              --------      --------
MARKETABLE SECURITIES:
  (Cost $712 at June 30, 1997 and $742 at June 30,
     1996)...............................................          942           984
                                                              --------      --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings.....................................        3,136         7,995
  Machinery and equipment................................        6,732        10,176
  Furniture and fixtures.................................        5,638         5,746
  Leasehold improvements.................................          976         1,280
  Capital leases.........................................        5,397         7,192
                                                              --------      --------
                                                                21,879        32,389
Less: Accumulated depreciation and amortization..........       14,334        19,075
                                                              --------      --------
Net property, plant and equipment........................        7,545        13,314
                                                              --------      --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
  less accumulated amortization of $4,664 ($3,957 at June
  30, 1996)..............................................        5,279         5,414
GOODWILL, less accumulated amortization of $7,368
  ($12,218 at June 30, 1996).............................       31,452        64,381
OTHER ASSETS.............................................        8,879         8,959
                                                              --------      --------
           TOTAL ASSETS..................................     $162,123      $217,340
                                                              =========     =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARES)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              JUNE 30,      JUNE 30,
                                                                1997          1996
                                                              --------      --------
CURRENT LIABILITIES:
  Loans payable..........................................     $  8,312      $  9,704
  Current portion of long-term debt......................        6,425           492
  Accounts payable, trade................................       15,634        17,500
  Notes payable, trade...................................       11,273        10,793
  Accrued salaries, commissions, bonus and
     profit-sharing......................................        7,794         9,769
  Customer deposits......................................        6,439         6,686
  Accrued and withheld taxes.............................        1,941         2,780
  Income taxes payable...................................        5,369         5,557
  Other accounts payable and accrued liabilities.........       15,143        14,957
                                                              --------      --------
           Total current liabilities.....................       78,330        78,238
                                                              --------      --------
LONG-TERM LIABILITIES:
  Long-term debt.........................................       20,256        33,576
  Other long-term liabilities............................        5,275         8,470
                                                              --------      --------
           Total long-term liabilities...................       25,531        42,046
                                                              --------      --------
           Total liabilities.............................      103,861       120,284
                                                              --------      --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
     authorized, 16,391,683 shares issued................          164           164
  Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,000,000 shares issued.................           20            20
  Capital contributed in excess of par value.............       57,185        57,185
  Retained earnings......................................        6,152        44,149
  Cumulative translation adjustment......................          538            49
  Unrealized gain on investments net of $117 of deferred
     taxes ($124 at June 30, 1996).......................          113           118
  Less: Treasury stock, at cost:
    Class A -- 1,102,802 shares (818,156 at June 30,
     1996) Class B -- 164,117 shares (164,117 at June 30,
     1996)...............................................       (5,910)       (4,629)
                                                              --------      --------
           Total shareholders' equity....................       58,262        97,056
                                                              --------      --------
COMMITMENTS..............................................
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............     $162,123      $217,340
                                                              =========     =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE YEARS ENDED JUNE 30,
                                              ----------------------------------------
                                                1997            1996            1995
                                              --------        --------        --------
Net sales..................................   $244,146        $259,301        $222,341
Cost of goods sold.........................    163,791         173,271         146,727
                                              --------        --------        --------
Gross profit...............................     80,355          86,030          75,614
                                              --------        --------        --------
Operating expenses:
  General and administrative...............     27,627          27,428          24,614
  Selling..................................     22,808          25,371          21,233
  Engineering..............................     14,604          13,896          12,055
  Research and development.................      6,821           7,126           5,241
  Provision for loss on the disposition of
     Misomex...............................     42,407
  Restructuring charge.....................                      3,000
                                              --------        --------        --------
                                               114,267          76,821          63,143
                                              --------        --------        --------
Operating (loss) income....................    (33,912)          9,209          12,471
                                              --------        --------        --------
Other (income) expense:
  Interest expense.........................      3,516           4,032           3,436
  Interest (income)........................       (414)           (552)           (577)
  Minority interest........................       (190)
  Other (income), net......................     (1,617)         (1,490)         (1,130)
                                              --------        --------        --------
                                                 1,295           1,990           1,729
                                              --------        --------        --------
(Loss) income from operations before
  taxes....................................    (35,207)          7,219          10,742
                                              --------        --------        --------
Provision (benefit) for income taxes:
  Domestic:
     Federal...............................       (707)            288           1,456
     State.................................        344             772             570
     Foreign...............................      3,153           3,641           3,065
                                              --------        --------        --------
           Total income taxes..............      2,790           4,701           5,091
                                              --------        --------        --------
Net (loss) income..........................   $(37,997)       $  2,518        $  5,651
                                              =========       =========       =========
Net (loss) income per share................   $  (2.21)       $   0.14        $   0.32
                                              =========       =========       =========
Weighted average shares outstanding........     17,228          17,793          17,939
                                              =========       =========       =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                            CLASS A             CLASS B        CAPITAL                                             TREASURY
                          COMMON STOCK       COMMON STOCK     IN EXCESS            CUMULATIVE   UNREALIZED          STOCK
                       ------------------  -----------------   OF PAR    RETAINED  TRANSLATION    GAIN ON    --------------------
                         SHARES    AMOUNT   SHARES    AMOUNT    VALUE    EARNINGS  ADJUSTMENTS  INVESTMENTS    SHARES     AMOUNT
                       ----------  ------  ---------  ------  ---------  --------  -----------  -----------  ----------   -------
Balance at June 30,
  1994                 16,010,706   $160   2,000,000   $ 20    $54,837   $35,980     $(1,900)                  (156,756)  $(1,017)
Year ended June 30,
  1995:
  Net income for the
    year                                                                   5,651
  Stock options
    exercised                 880                                    4
  Purchase of
    treasury stock                                                                                             (196,617)    (965)
  Acquisition of
    treasury stock in
    exchange for
    cancellation of
    note receivable
    from former
    officer                                                                                                     (25,000)    (171)
  Issuance of common
    stock from
    treasury to
    officer under
    incentive
    compensation
    agreement                                                       40                                           40,000      175
  Translation
    adjustment                                                                         6,074
                       ----------  ------  ---------  ------  ---------  --------  -----------     -----     ----------   -------
Balance at June 30,
  1995                 16,011,586    160   2,000,000     20     54,881    41,631       4,174                   (338,373)  (1,978)
Year ended June 30,
  1996:
  Net income for the
    year                                                                   2,518
  Stock issued in
    conjunction with
    the acquisition
    of Acrotec            350,000      4                         2,184
  Stock options
    exercised              30,097                                  120
  Purchase of
    treasury stock                                                                                             (643,900)  (2,651)
  Unrealized gain on
   available-for-sale
    securities, net
    of tax                                                                                         $ 118
  Translation
    adjustment                                                                        (4,125)
                       ----------  ------  ---------  ------  ---------  --------  -----------     -----     ----------   -------
Balance at June 30,
  1996                 16,391,683    164   2,000,000     20     57,185    44,149          49         118       (982,273)  (4,629)
Year ended June 30,
  1997:
  Net loss for the
    year                                                                 (37,997)
  Purchase of
    treasury stock                                                                                             (156,400)    (481)
  Stock received in
    the settlement of
    an
    indemnification
    claim made under
    the Acrotec Stock
    Purchase
    Agreement                                                                                                  (128,246)    (800)
  Unrealized loss on
    available for
    sale securities,
    net of tax                                                                                        (5)
  Translation
    adjustment                                                                           489
                       ----------  ------  ---------  ------  ---------  --------  -----------     -----     ----------   -------
Balance at June 30,
  1997                 16,391,683   $164   2,000,000   $ 20    $57,185   $ 6,152     $   538       $ 113     (1,266,919)  $(5,910)
                        =========  =======  ========  ======= ========   ========  ===========  ===========   =========   =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          FOR THE YEARS ENDED JUNE 30,
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
Cash flows from operating activities:
  (Loss) income from operations......................   $(37,997)   $  2,518    $  5,651
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...................      4,321       4,801       4,504
     Accrued retirement pay..........................        228        (289)        149
     Provision for losses on accounts receivable.....        429          95         190
     Provision for loss on the disposition of
        Misomex......................................     42,407
     Restructuring charge............................                  3,000
     Changes in assets and liabilities net of effects
        from the acquisitions and disposition:
        Accounts and notes receivable................       (164)        904     (14,003)
        Inventories..................................      3,678         643      (4,586)
        Prepaid expenses and other...................         61         568        (262)
        Customer deposits............................        631        (103)      1,029
        Accrued compensation.........................       (826)        476       1,471
        Accounts and notes payable, trade............      2,533       2,803       2,357
        Income taxes payable.........................          2       1,824         (51)
        Accrued and withheld taxes...................         38         545         394
        Other accounts payable and accrued
           liabilities...............................       (143)     (2,520)        793
        Interest payable.............................        (31)         18         (31)
                                                        --------    --------    --------
Net cash provided (used) by operating activities.....     15,167      15,283      (2,395)
                                                        --------    --------    --------
Cash flows from investing activities:
  Acquisitions of subsidiaries, net of cash
     acquired........................................       (538)     (5,137)
  Additions of property, net.........................     (1,395)     (5,924)     (1,331)
  Additions of patents, trademarks and drawings,
     net.............................................       (742)       (617)       (532)
  Other assets.......................................     (2,106)       (408)        356
                                                        --------    --------    --------
Net cash used by investing activities................     (4,781)    (12,086)     (1,507)
                                                        --------    --------    --------
Cash flows from financing activities:
  Long-term borrowings...............................      3,776      11,101       2,000
  Short-term borrowings..............................      8,802       8,665       4,390
  Long-term debt repayment...........................     (9,052)     (9,970)     (4,863)
  Short-term debt repayment..........................     (8,381)    (10,062)     (2,296)
  Stock options exercised............................                    120           4
  Principal payments under capital lease
     obligations.....................................       (273)       (427)       (524)
  Other long-term liabilities........................       (332)     (1,687)       (543)
  Treasury stock purchased...........................       (481)     (2,651)       (965)
                                                        --------    --------    --------
Net cash used by financing activities................     (5,941)     (4,911)     (2,797)
                                                        --------    --------    --------
Effect of exchange rate changes......................       (786)     (1,681)      1,354
                                                        --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents........................................      3,659      (3,395)     (5,345)
Cash and cash equivalents at beginning of year.......      9,794      13,189      18,534
                                                        --------    --------    --------
Cash and cash equivalents at end of year.............   $ 13,453    $  9,794    $ 13,189
                                                        ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                         FOR THE YEARS ENDED JUNE 30,
                                                        ------------------------------
                                                         1997        1996        1995
                                                        ------      ------      ------
                                                                (IN THOUSANDS)
Cash paid during the period for:
  Interest...........................................   $3,547      $4,014      $3,467
  Income taxes.......................................   $3,078      $5,869      $5,076

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     FISCAL YEAR ENDED JUNE 30, 1997. The Company reclassified $6,250,000 of its 8.17% Senior Notes to "Current portion of long-term debt" from "Long-term debt" as the first scheduled installment became current.

     All previously capitalized patent costs that had been recorded in other assets have been realized as royalties.

     The Company entered into capital lease agreements of $62,000 for the year ended June 30, 1997.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION OF BUSINESS:

     Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin" or the "Company") are engaged primarily in the development, manufacture and sale of material handling, accessory and control equipment for the printing and print-on-demand industries.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The following are the significant accounting policies followed by the
Company:

     CONSOLIDATION. The consolidated financial statements include the accounts of Baldwin, its wholly owned subsidiaries and its 64% owned subsidiary (Baldwin Davlin Finishing Systems, Inc.). All significant intercompany transactions have been eliminated in consolidation.

     TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at year-end (current) exchange rates and components of revenue and expense are translated at average rates for the year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of income. Net transaction (losses) gains, charged or credited to income for the years ended June 30, 1997, 1996 and 1995 were $(182,000), $594,000 and $152,000, respectively.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $772,000 and $778,000 greater as of June 30, 1997 and 1996, respectively.

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

     GOODWILL. Goodwill represents the excess of purchase price over the fair market value of net assets acquired and is being amortized over 40 years on a straight-line basis. Goodwill is measured for possible impairment, as of each balance sheet date, based upon undiscounted future cash flows from the related operations. Should such undiscounted future cash flows be less than the carrying value, a charge to operations for the shortfall would be provided. Goodwill decreased $6,188,000 in fiscal 1997 (increased $1,111,000 in fiscal 1996) due to the impact of foreign exchange fluctuations, primarily on the portion of goodwill related to the European operations which is predominately denominated in Swedish Krona.

     DEFERRED LOAN ORIGINATION COSTS. At June 30, 1997, these costs were $1,716,000 less $1,324,000 of accumulated amortization ($1,794,000 less $1,160,000 of accumulated amortization at June 30, 1996) and were included in "Other Assets".

     NET (LOSS) INCOME PER SHARE. Net (loss) income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding for the years ended June 30, 1997, 1996 and 1995 were 0 (none),

                        BALDWIN TECHNOLOGY COMPANY, INC.

73,257 and 125,370, respectively. The Company intends to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" for the year ended June 30, 1998. The effect of adoption of this standard is not anticipated to have a material impact on the Company's financial statements.

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

     LONG-LIVED ASSETS. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" for the year ended June 30, 1997. The effect of adoption of this standard was immaterial.

     OTHER ACCOUNTING STANDARDS. The Company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an enterprise and Related Information" for the year ended June 30, 1999. The effect of adoption of these standards is not anticipated to have a material impact on the Company's financial statements.

NOTE 3 -- PROVISION FOR LOSS ON THE DISPOSITION OF MISOMEX:

     On June 9, 1997, the Company signed a Stock Purchase Agreement with Kaber Imaging, Inc. under which terms it agreed to sell all of the outstanding shares of the Misomex Group. The transaction was completed on June 30, 1997 and resulted in a charge to earnings of $42,407,000 which included accruals amounting to $993,000 for expenses related to the disposition. At June 30, 1997 the Company recorded a receivable for the proceeds of the sale in the amount of $6,000,000 in "prepaid expenses and other". The Company collected $4,000,000 of this receivable on July 1, 1997 and the remaining $2,000,000 is due on September 30, 1997.

     The following pro-forma condensed Consolidated Statement of Income of the Company reflects the removal of the results of the Company's Pre-press operations for the years ended June 30, 1997, 1996 and 1995.

                                                      YEARS ENDED JUNE 30,
                                        ------------------------------------------------
                                            1997              1996              1995
                                        ------------      ------------      ------------
Net sales............................   $215,819,000      $226,069,000      $192,350,000
                                        ------------      ------------      ------------
Gross profit.........................     71,095,000        73,193,000        63,167,000
Operating expenses...................     60,962,000        60,938,000        51,598,000
Provision for loss on disposal of
  Misomex............................     42,407,000
Restructuring charge.................                        3,000,000
                                        ------------      ------------      ------------
Operating (loss) income..............    (32,274,000)        9,255,000        11,569,000
Other expenses.......................      1,359,000         1,641,000         1,938,000
                                        ------------      ------------      ------------
Pre-tax (loss) income................   $(33,633,000)     $  7,614,000      $  9,631,000
                                        ============      ============      ============

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 4 -- RESTRUCTURING CHARGE AND RESERVES:

     A restructuring reserve was charged to income during the quarter ended December 31, 1995 in the amount of $3,000,000. The reserve was established in order to accrue the costs associated with a planned workforce reduction at the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system. The Company also has $160,000 remaining from a fiscal 1992 restructuring charge, all of which relates to an excess facility sublease subsidy.

     During fiscal 1997 all claims arising from the charges associated with the European dealer network and distribution system were settled. As a result, the Company charged $807,000 against the reserve. Since December 31, 1995, charges of $1,049,000 have been made against the restructuring reserve for severance. It is anticipated that the remaining reserve of $1,144,000 at June 30, 1997 will be fully utilized during fiscal 1998 based upon notices of termination already provided to employees. Restructuring reserves, except for the long-term portion of the excess facility sublease subsidy of $57,000 which is recorded in "Other long-term liabilities", were included in "Other accounts payable and accrued liabilities".

     Restructuring reserves consist of the following:

                                                             YEARS ENDED JUNE 30,
                                                         ----------------------------
                                                            1997              1996
                                                         ----------        ----------
Severance and dealer claims...........................   $1,144,000        $2,552,000
Excess facility sublease subsidy......................      160,000           263,000
                                                         ----------        ----------
                                                         $1,304,000        $2,815,000
                                                         ==========        ==========

NOTE 5 -- BUSINESS SEGMENT INFORMATION:

     The Company operates primarily in the printing industry. The Company, through its subsidiaries, operates in three geographic regions: the Americas, Europe and Asia Pacific. For the year ended June 30, 1995, the Company adopted a revised allocation process that provides that corporate general and administrative costs and assets are reflected as corporate expenses and assets unless such costs or assets are associated with a business segment.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     A summary of the results by geographic region is as follows (in thousands):

                                                                  ADJUSTMENTS
                                 THE                    ASIA          AND
                               AMERICAS     EUROPE     PACIFIC    ELIMINATIONS    CONSOLIDATED
                               --------    --------    -------    ------------    ------------
YEAR ENDED JUNE 30, 1997
  Sales to unaffiliated
     customers..............   $95,833     $ 86,340    $61,782      $    191        $244,146
  Transfers between
     geographic areas.......     4,875        6,389        188       (11,452)              0
                               --------    --------    -------      --------        --------
        Total revenue.......   $100,708    $ 92,729    $61,970      $(11,261)       $244,146
                               ========    ========    =======      ========        ========
  Operating profit (loss)...   $   276     $(35,382)   $ 7,583      $   (170)       $(27,693)
                               ========    ========    =======      ========
  General corporate
     expenses...............                                                          (4,412)
  Interest expense, net.....                                                          (3,102)
                                                                                    --------
  (Loss) from operations
     before taxes...........                                                        $(35,207)
                                                                                    ========
  Identifiable assets.......   $69,872     $ 43,083    $44,292             0        $157,247
                               ========    ========    =======      ========
  Corporate assets..........                                                           4,876
                                                                                    --------
        Total assets........                                                        $162,123
                                                                                    ========
        Total liabilities...   $33,599     $ 43,051    $27,211             0        $103,861
                               ========    ========    =======      ========        ========
YEAR ENDED JUNE 30, 1996
  Sales to unaffiliated
     customers..............   $105,521    $ 89,725    $63,861      $    194        $259,301
  Transfers between
     geographic areas.......     4,131       11,456      1,958       (17,545)              0
                               --------    --------    -------      --------        --------
        Total revenue.......   $109,652    $101,181    $65,819      $(17,351)       $259,301
                               ========    ========    =======      ========        ========
  Operating profit..........   $ 9,722     $ (3,852)   $ 7,783      $   (206)       $ 13,447
                               ========    ========    =======      ========
  General corporate
     expenses...............                                                          (2,748)
  Interest expense, net.....                                                          (3,480)
                                                                                    --------
  Income from operations
     before taxes...........                                                        $  7,219
                                                                                    ========
  Identifiable assets.......   $71,401     $ 97,738    $43,438             0        $212,577
                               ========    ========    =======      ========
  Corporate assets..........                                                           4,763
                                                                                    --------
        Total assets........                                                        $217,340
                                                                                    ========
        Total liabilities...   $34,213     $ 59,473    $26,598             0        $120,284
                               ========    ========    =======      ========        ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                                  ADJUSTMENTS
                                 THE                    ASIA          AND
                               AMERICAS     EUROPE     PACIFIC    ELIMINATIONS    CONSOLIDATED
                               --------    --------    -------    ------------    ------------
YEAR ENDED JUNE 30, 1995
  Sales to unaffiliated
     customers..............   $93,747     $ 66,248    $62,441      $    (95)       $222,341
  Transfers between
     geographic areas.......     4,419        9,338        224       (13,981)              0
                               --------    --------    -------      --------        --------
        Total revenue.......   $98,166     $ 75,586    $62,665      $(14,076)       $222,341
                               ========    ========    =======      ========        ========
  Operating profit..........   $ 8,337     $    997    $ 7,187      $   (132)       $ 16,389
                               ========    ========    =======      ========
  General corporate
     expenses...............                                                          (2,788)
  Interest expense, net.....                                                          (2,859)
                                                                                    --------
  Income from operations
     before taxes...........                                                        $ 10,742
                                                                                    ========
  Identifiable assets.......   $73,217     $ 76,420    $54,874             0        $204,511
                               ========    ========    =======      ========
  Corporate assets..........                                                           5,259
                                                                                    --------
        Total assets........                                                        $209,770
                                                                                    ========
        Total liabilities...   $35,884     $ 46,575    $28,423             0        $110,882
                               ========    ========    =======      ========        ========

     No customer accounted for 10% or more of the Company's net sales in the fiscal years ended June 30, 1997, 1996 and 1995.

NOTE 6 -- INVENTORIES:

     Inventories consist of the following:

                                                             JUNE 30, 1997
                                               -----------------------------------------
                                                DOMESTIC        FOREIGN         TOTAL
                                               -----------    -----------    -----------
Raw materials...............................   $ 5,748,000    $ 5,635,000    $11,383,000
In process..................................     3,739,000      5,094,000      8,833,000
Finished goods..............................     4,302,000      3,315,000      7,617,000
                                               -----------    -----------    -----------
                                               $13,789,000    $14,044,000    $27,833,000
                                               ===========    ===========    ===========

                                                             JUNE 30, 1996
                                               -----------------------------------------
                                                DOMESTIC        FOREIGN         TOTAL
                                               -----------    -----------    -----------
Raw materials...............................   $ 8,713,000    $10,730,000    $19,443,000
In process..................................     3,183,000     11,053,000     14,236,000
Finished goods..............................     6,097,000      2,273,000      8,370,000
                                               -----------    -----------    -----------
                                               $17,993,000    $24,056,000    $42,049,000
                                               ============   ============   ============

     Foreign inventories decreased $1,483,000 (decreased $1,021,000 in 1996) due to translation rates in effect at June 30, 1997 when compared to rates at June 30, 1996.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 7 -- LOANS PAYABLE:

                                                              RATE            AMOUNT
                                                         ---------------    ----------
SHORT-TERM INDEBTEDNESS AT JUNE 30, 1997:
Foreign subsidiaries..................................   4.64% (average)    $8,312,000
                                                                            ===========
SHORT-TERM INDEBTEDNESS AT JUNE 30, 1996:
Foreign subsidiaries..................................   5.03% (average)    $9,704,000
                                                                            ===========

     The maximum amount of loans payable to banks outstanding during the year ended June 30, 1997 was $13,470,000 ($12,054,000 in 1996). Average rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest therein. Loans payable decreased by $951,000 (decreased by $776,000 in 1996), due to translation rates in effect at June 30, 1997 when compared to rates at June 30, 1996.

NOTE 8 -- LONG-TERM DEBT:

                                          JUNE 30, 1997                 JUNE 30, 1996
                                    -------------------------      -----------------------
                                     CURRENT       LONG-TERM       CURRENT      LONG-TERM
                                    ----------    -----------      --------    -----------
Notes payable in equal annual
  installments from October, 1997
  through October, 2000, interest
  rates 8.17%....................   $6,250,000    $18,750,000                  $25,000,000
Note payable December, 1998
  interest rate (1.25% over
  LIBOR) 6.75%...................                                                1,750,000
Note payable by foreign
  subsidiary March, 1999,
  interest rate 3.8%.............                                                2,715,000
Note payable by foreign
  subsidiary August, 2004,
  interest rate 6.4%.............                                  $301,000      2,165,000
Note payable by foreign
  subsidiary through 2002,
  interest rate 6.0%.............                   1,160,000                    1,353,000
Industrial revenue bond payable
  in annual installments through
  October, 1998, interest rate
  9%.............................      114,000         36,000       118,000        150,000
Notes payable by foreign
  subsidiary through 2003,
  interest rates 4.38% and
  9.9%...........................       34,000        223,000        52,000        304,000
Notes payable by foreign
  subsidiary through March, 1999,
  interest rates 6.25% and
  6.5%...........................                      57,000                       99,000
Note payable by foreign
  subsidiary August, 2000,
  interest rate 8.25%............       27,000         30,000        21,000         40,000
                                    ----------    -----------      --------    -----------
                                    $6,425,000    $20,256,000      $492,000    $33,576,000
                                    ===========   ============     =========   ============

     Notes payable, denominated in currencies other than the U.S. dollar, decreased by $254,000 (decreased by $503,000 in 1996), due to translation rates in effect at June 30, 1997 when compared to

                        BALDWIN TECHNOLOGY COMPANY, INC.

rates at June 30, 1996. The foreign note due through 2002, with an interest rate of 6.0%, and the industrial revenue bond are collateralized by buildings and specific equipment as outlined in the indenture relating thereto. Approximately $371,000 of the loans included above are collateralized by assets of foreign subsidiaries of the Company. The notes payable from October, 1997 through October, 2000 (the "Senior Notes") and note payable December, 1998 (the "Revolver", a $20,000,000 credit facility) are collateralized by a pledge of the capital stock of the Company's domestic subsidiaries. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payments of dividends, limiting them to $1,000,000 plus 50% of the Company's net income after January 1, 1997. In addition, both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as these terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1997, this ratio was 1.63 to 1.

     Maturities of long-term debt in each fiscal year succeeding June 30, 1997 are as follows:

FISCAL YEAR ENDING JUNE 30,
--------------------------------------------------------------------
1998................................................................   $ 6,425,000
1999................................................................     7,525,000
2000................................................................     6,326,000
2001................................................................     6,285,000
2002................................................................        17,000
2003 and thereafter.................................................       103,000
                                                                       -----------
                                                                       $26,681,000
                                                                       ============

     At June 30, 1997, the Company had available lines of credit of $30,868,000 upon which $8,516,000 had been drawn and of which $103,000 is included in long-term debt. Only the Revolver has associated commitment fees. The commitment fees, which are calculated quarterly, are equal to between one-quarter and one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the years ended June 30, 1997, 1996 and 1995 were $61,000, $71,000 and $67,000, respectively.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 9 -- TAXES ON INCOME:

     (Loss) income from operations before taxes and the (benefit) provision for income taxes are comprised of:

                                                   FOR THE YEARS ENDED JUNE 30,
                                          ----------------------------------------------
                                              1997             1996             1995
                                          ------------      -----------      -----------
(Loss) income from operations before
  taxes:
  Domestic.............................   $    346,000      $12,613,000      $ 8,897,000
  Foreign..............................    (35,553,000)      (5,394,000)       1,845,000
                                          ------------      -----------      -----------
                                          $(35,207,000)     $ 7,219,000      $10,742,000
                                          ============      ============     ============
(Benefit) provision for income taxes:
  Currently payable:
     Domestic..........................   $   (363,000)     $ 1,060,000      $ 2,026,000
     Foreign...........................      3,522,000        4,035,000        2,960,000
                                          ------------      -----------      -----------
                                             3,159,000        5,095,000        4,986,000
                                          ------------      -----------      -----------
(Prepaid) deferred:
  Foreign..............................       (369,000)        (394,000)         105,000
                                          ------------      -----------      -----------
                                              (369,000)        (394,000)         105,000
                                          ------------      -----------      -----------
           Total income tax expense....   $  2,790,000      $ 4,701,000      $ 5,091,000
                                          ============      ============     ============

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 1997 and 1996 are as follows:

DEFERRED TAX:

                                                           FOR THE YEARS ENDED JUNE 30,
                               -------------------------------------------------------------------------------------
                                                 1997                                         1996
                               ----------------------------------------     ----------------------------------------
                                 ASSETS      LIABILITIES      TOTAL           ASSETS      LIABILITIES      TOTAL
                               -----------   -----------   ------------     -----------   -----------   ------------
Foreign tax credit
  carryforwards..............                                               $ 2,664,000
Foreign net operating loss
  carryforwards..............  $18,127,000                                   12,853,000
Capital loss carryforwards...    4,391,000
Inventories..................    1,519,000                                    1,853,000
Pension......................    1,735,000                                    1,461,000
Other, individually less than
  5% of "Net Deferred Tax
  Asset".....................  $ 1,771,000   $ 1,099,000                    $ 2,641,000   $ 1,171,000
                               -----------   -----------                    -----------   -----------
Net Deferred Tax Asset and
  Liability..................  $27,543,000   $ 1,099,000   $ 26,444,000     $21,472,000   $ 1,171,000   $ 20,301,000
                               ============   ==========                    ============   ==========
Valuation Allowance..........                               (22,774,000)                                 (16,957,000)
                                                           ------------                                 ------------
         Total Net Deferred
           Tax Assets........                              $  3,670,000                                 $  3,344,000
                                                           ============                                 ============

                        BALDWIN TECHNOLOGY COMPANY, INC.

     At June 30, 1997, net operating loss carryforwards of $61,890,000 are available to reduce future foreign taxable income ($3,762,000 of which expire in fiscal year 1998, and the remainder of which have indefinite carryforward periods). The Company also has capital loss carryforwards in the amount of $11,305,000 ($9,481,000 of which is domestic and expire in fiscal year 2002 and the remainder in England having an indefinite carryforward period) available at June 30, 1997.

     The Company has not had to provide for income taxes on $10,932,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to reinvest those earnings. In the event that earnings were remitted, the tax effect on the results of operations after considering available tax credits would not be significant.

     The total income tax expense allocated to operations exceeded the computed "expected" (benefit) tax (determined by applying the United States Federal statutory income tax rate of 34% to (loss) income from operations before taxes) by $14,760,000, $2,247,000 and $1,439,000 for the years ended June 30, 1997,
1996 and 1995, respectively. The reasons for the difference are as follows:

                                                    FOR THE YEARS ENDED JUNE 30,
                                           ----------------------------------------------
                                               1997             1996             1995
                                           ------------      -----------      -----------
Computed "expected" (benefit) tax.......   $(11,970,000)     $ 2,454,000      $ 3,652,000
State income taxes, net of federal
  income tax benefit....................        227,000          510,000          376,000
Foreign income taxed at higher than the
  U.S. statutory rate...................        309,000        1,745,000          985,000
Pre-press divestiture...................     14,418,000
Goodwill write-off not deductible for
  taxes.................................        213,000          233,000          233,000
Foreign Sales Corporation...............       (368,000)        (264,000)        (228,000)
Other reconciling items, individually
  less than 5% of the "expected" tax....        (39,000)          23,000           73,000
                                           ------------      -----------      -----------
           Total income tax expense.....   $  2,790,000      $ 4,701,000      $ 5,091,000
                                           ============      ===========      ===========

NOTE 10 -- COMMON STOCK:

     The holders of the Company's Class A Common Stock, voting as a separate class, are entitled to elect 25% of the members of the Board of Directors. Holders of Class B Common Stock, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B Common Stock is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B Common Stock is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Annual Meeting, the holders of Class A Common Stock, voting as a separate class, continue to elect a number of Directors equal to 25% of the total number of Directors constituting the entire Board of Directors and the remaining directors are elected by the holders of both classes of Common Stock, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having ten votes per share. As of June 30, 1997, the number of outstanding shares of Class B Common Stock constituted 10.7% (10.5% in 1996) of the total number of outstanding shares of both classes of Common Stock.

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

     In March of 1996, the Company's stock repurchase program was increased to $10,000,000 of Class A Common Stock and 500,000 shares of Class B Common Stock. As of June 30, 1997, 1,819,556 shares of Class A Common Stock (1,663,156 at
1996) and 164,117 shares of Class B Common Stock (164,117 at 1996) had been repurchased for $8,756,000, of which $7,635,000 represents Class A Common Stock, ($8,276,000 at 1996 of which $7,155,000 represents Class A Common Stock) under this program.

NOTE 11 -- STOCK OPTIONS

     The 1986 Stock Option Plan, as amended and restated (the "1986 Plan"), allows for the granting, at fair market value at the date of grant, of incentive stock options, non-qualified stock options, and tandem stock appreciation rights
(SARS) for up to a total of 2,220,000 and 590,000 shares of Class A and Class B Common Stock, respectively. Options to purchase shares of the Company's Class B Common Stock are granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. All options become exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants. On October 14, 1996 the 1986 Plan terminated.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

months after the date of grant, and termination of options, which is generally nine months after termination of service as a director.

                                                                          THE 1986 PLAN
                                                     -------------------------------------------------------
                                                                                                 WEIGHTED
                                                                                                 AVERAGE
                                                                                                  PRICE
                                                                                 OPTION       --------------
                                                      CLASS A     CLASS B     PRICE RANGE       A        B
                                                     ---------    -------    --------------   -----    -----
Outstanding at June 30, 1995......................     953,333    275,000    $3.88 - $9.84    $4.84    $7.72
                                                     ---------    -------    --------------   -----    -----
Granted...........................................     391,000    195,000    $5.38 - $6.72    $5.40    $6.72
Canceled..........................................      (7,000)                  $5.63        $5.63
Exercised.........................................     (28,333)              $4.00 - $5.50    $4.31
                                                     ---------    -------    --------------   -----    -----
Outstanding at June 30, 1996......................   1,309,000    470,000    $3.88 - $9.84    $5.01    $7.30
                                                     ---------    -------    --------------   -----    -----
Granted...........................................     352,500    120,000    $3.00 - $3.75    $3.00    $3.75
Canceled..........................................    (236,001)   (61,667)   $3.00 - $8.13    $5.11    $6.55
Exercised.........................................
                                                     ---------    -------    --------------   -----    -----
Outstanding at June 30, 1997......................   1,425,499    528,333    $3.00 - $9.84    $4.50    $6.58
                                                     ==========   ========   ==============   ======   ======
Exercisable at June 30, 1997......................     653,993    208,332    $3.88 - $9.84    $4.92    $8.24
                                                     ==========   ========   ==============   ======   ======
Available for future option grants at June 30,
 1997.............................................           0          0
                                                     ==========   ========

                                                                             THE 1990 PLAN
                                                    ----------------------------------------------------------------
                                                                                                         WEIGHTED
                                                                                                         AVERAGE
                                                                                                          PRICE
                                                                                      OPTION PRICE    --------------
                                                     TOTAL     CLASS A    CLASS B        RANGE          A        B
                                                    -------    -------    -------    --------------   -----    -----
Outstanding at June 30, 1995......................   20,120    17,737      2,383     $3.75 - $6.25    $4.64    $5.73
                                                    -------    -------    -------    --------------   -----    -----
Granted...........................................    5,000     4,490        510     $5.50 - $6.88    $5.50    $6.88
Canceled..........................................
Exercised.........................................   (1,764)   (1,764)               $4.50 - $4.75    $4.62
                                                    -------    -------    -------    --------------   -----    -----
Outstanding at June 30, 1996......................   23,356    20,463      2,893     $3.75 - $6.88    $4.83    $5.92
                                                    -------    -------    -------    --------------   -----    -----
Granted...........................................    5,000     4,470        530     $2.56 - $3.20    $2.56    $3.20
Canceled..........................................
Exercised.........................................
                                                    -------    -------    -------    --------------   -----    -----
Outstanding at June 30, 1997......................   28,356    24,933      3,423     $2.56 - $6.88    $4.42    $5.50
                                                    =======    ========   ========   ==============   ======   ======
Exercisable at June 30, 1997......................   23,356    20,463      2,893     $3.75 - $6.88    $4.83    $5.92
                                                    =======    ========   ========   ==============   ======   ======
Available for future option grants at June 30,
 1997.............................................   69,000
                                                    =======

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 1997:

                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
-------------------------------------------------------------     ------------------------
                                    WEIGHTED         WEIGHTED                     WEIGHTED
  RANGE OF        NUMBER OF         AVERAGE          AVERAGE       NUMBER OF      AVERAGE
  EXERCISE        OUTSTANDING      REMAINING         EXERCISE     EXERCISABLE     EXERCISE
   PRICES          OPTIONS      CONTRACTUAL LIFE      PRICE         OPTIONS        PRICE
-------------     ---------     ----------------     --------     -----------     --------
$2.56 - $3.75       470,140         9.3 years         $ 3.19          2,640        $ 3.75
$3.88 - $5.63     1,015,770         6.4 years         $ 4.85        586,764        $ 4.70
$5.88 - $6.88       320,278         6.9 years         $ 6.33        120,277        $ 5.94
$8.13 - $9.84       176,000         3.8 years         $ 8.91        176,000        $ 8.91

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), on July 1, 1996 electing the disclosure only provisions of that statement. Accordingly, no charge for compensation has been recorded for stock based employee awards. In accordance with FAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1995. Due to the vesting schedule of options granted under both the 1986 and 1990 plans as well as the exclusion of the fair value of options granted prior to July 1, 1995, the fair value of compensation cost calculated to disclose pro forma financial information may not be representative of that to be expected in future years. The fair value method of calculating the value of each option granted subsequent to June 30, 1995 was estimated as of the option grant date using the Black-Scholes option pricing model. Significant assumptions used to fair value the options by the pricing model were that the forfeiture rate was 0% (none), the weighted averages for the risk free interest rates, expected life, expected volatility and expected dividends were 6.29%, five years, 41.31% and $0.00 per share, respectively. If the Company had recorded compensation cost based upon the fair

                        BALDWIN TECHNOLOGY COMPANY, INC.

values as calculated above, the effect on net (loss) income and (loss) earnings per share would have been the pro forma amounts indicated below;

                                                            YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                           1997               1996
                                                       ------------        ----------
Net (loss) income as reported...................       $(35,997,000)       $2,518,000
Pro forma net (loss) income net of $4,150 of tax
  benefit in 1997 ($0 in 1996)..................       $(36,005,000)       $2,518,000
(Loss) earnings per share as reported...........       $      (2.21)       $     0.14
Pro forma (Loss) earnings per share.............       $      (2.21)       $     0.14

     On November 19, 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan allows for the granting, at fair market value at the date of grant, of incentive stock options, non-qualified stock options, and tandem stock appreciation rights. Grants from the 1996 Plan are limited to a maximum outstanding total of 875,000 and 125,000 shares of Class A and Class B Common Stock, respectively, at all times. Options to purchase shares of the Company's Class B Common Stock are granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. All options become exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants.

NOTE 12 -- SUPPLEMENTAL COMPENSATION:

     Subsidiaries within the Americas maintain profit sharing, savings and retirement plans. Amounts expensed under these plans were as follows:

                                                     FOR THE YEARS ENDED JUNE 30,
                                               ----------------------------------------
                                                  1997            1996           1995
                                               ----------      ----------      --------
Baldwin Technology Corporation ("BTC")
  and Baldwin Graphic Systems, Inc.
  ("BGS").................................     $  773,000      $  833,000      $647,000
Kansa Corporation.........................        193,000         173,000       192,000
Enkel Corporation.........................         92,000          75,000        52,000
Misomex of North America, Inc. ...........         17,000          18,000        19,000
                                               ----------      ----------      --------
           Total expense..................     $1,075,000      $1,099,000      $910,000
                                               ===========     ===========     =========

     Company contributions to the BTC/BGS and Kansa plans are discretionary and are subject to approval by their respective Boards of Directors. The Enkel plan requires a company contribution equal to the total participant contribution which may not exceed 15% of the total compensation paid to the employees of Enkel.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Certain subsidiaries and divisions within Europe maintain pension plans. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------------
                                                    1997           1996          1995
                                                 ----------      --------      --------
Baldwin Grafotec GmbH.......................     $  394,000      $199,000      $426,000
Misomex AB..................................        355,000        83,000       246,000
Amal AB.....................................        156,000       112,000        64,000
IVT Graphics................................        104,000        91,000
Jimek.......................................         93,000       251,000
Baldwin Europe Consolidated B.V.............         18,000        20,000        23,000
Misomex U.K. ...............................        107,000       133,000       103,000
                                                 ----------      --------      --------
           Total expense....................     $1,227,000      $889,000      $862,000
                                                 ==========      ========      ========

     The amount of expense relating to the European pension plans is determined based upon, among other things, the age, salary and years of service of employees within the plans. The Company's German, English, Swedish and Netherlands subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.

     In Germany, at Baldwin Grafotec GmbH, there is an additional pension plan covering 3 employees, 2 of whom are retired. This defined benefit plan provides for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability. This plan is partially funded by insurance contracts. In Sweden, at Misomex AB, (as listed above), there were two defined benefit pension plans, one covering 18 retired employees and the other covering 78 employees, 22 of whom are retired. The unfunded recorded liability related to the Misomex AB plan at June 30, 1997 was $0 (none) due to the divestiture of Misomex ($3,343,000 in 1996). The recorded liability at June 30, 1996 was sufficient to cover obligations earned under the plan.

     The following table sets forth the components of net pension costs of the defined benefit plans:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                 ---------------------------------------
                                                   1997           1996           1995
                                                 ---------      ---------      ---------
Service Cost -- benefits earned during the
  period....................................     $   6,000      $   4,000      $  29,000
Interest on projected benefit obligation....        17,000        224,000        235,000
Annual return on plan assets................        32,000         21,000         11,000
Net amortization and deferrals..............      (111,000)      (184,000)      (229,000)
                                                 ---------      ---------      ---------
Net pension cost............................     $ (56,000)     $  65,000      $  46,000
                                                 =========      =========      =========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following table sets forth the funded status of the above defined benefit pension plans:

                                                         FOR THE YEARS ENDED JUNE 30,
                                                         ----------------------------
                                                           1997              1996
                                                         ---------        -----------
Actuarial present value of:
  Vested benefit obligation.........................     $ 206,000        $ 1,299,000
                                                         =========        ===========
  Accumulated benefit obligation....................     $ 206,000        $ 2,344,000
                                                         =========        ===========
Plan assets at fair value...........................     $  74,000        $    81,000
Projected benefit obligation........................       221,000          2,360,000
                                                         ---------        -----------
Plan assets less than projected benefit
  obligation........................................      (147,000)        (2,279,000)
Unrecognized transition asset.......................       262,000            323,000
Unrecognized actuarial gain.........................      (519,000)        (1,733,000)
                                                         ---------        -----------
Accrued pension costs...............................     $ 404,000        $ 3,689,000
                                                         =========        ===========
     Actuarial assumptions:
       Discount rate.............................           7.5%      7.5% to 8.5%
       Rate of increase in compensation levels...             3%          3% to 5%
       Expected rate of return on plan assets....             7%                7%

     There are two retirement plans within Asia Pacific. The Company's Japanese subsidiary maintains non-contributory retirement plans covering all employees, excluding directors and a separate plan for its directors. Amounts expensed under these programs are determined based on participants' salary and length of service. The programs are fully accrued and partially funded through insurance contracts. Expenses relating to these programs were $623,000, $606,000 and $391,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $1,740,000, $2,183,000 and $2,437,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     The Company adopted FAS 112, "Employer's Accounting for Postemployment Benefits", as of July 1, 1994, the effect of which was immaterial.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES:

     Future minimum annual lease payments under capital leases, which consist of buildings, and machinery and equipment with accumulated depreciation amounting to $4,413,000 at June 30, 1997 and $6,097,000 at June 30, 1996, together with the present value of the minimum lease payments are as follows at June 30, 1997:

FISCAL YEARS ENDING JUNE 30,                                              AMOUNT
------------------------------------------------------------------       ---------
1998..............................................................       $ 503,000
1999..............................................................         436,000
2000..............................................................         411,000
2001..............................................................          97,000
2002..............................................................               0
2003 and thereafter...............................................               0
                                                                         ---------
Total minimum lease payments......................................       1,447,000
Less -- Amount representing interest..............................        (612,000)
                                                                         ---------
Present value of minimum lease payments...........................       $ 835,000
                                                                         ==========

     At June 30, 1997, $578,000 ($788,000 at June 30, 1996) is included in other long-term liabilities representing the long-term portion of the present value of minimum lease payments.

     Rental expense amounted to approximately $5,603,000, $5,370,000 and $5,179,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Aggregate future annual rentals under noncancellable leases for periods of more than one year at June 30, 1997 are as follows:

FISCAL YEARS ENDING JUNE 30,                                              AMOUNT
-------------------------------------------------------------------     ----------
1998...............................................................     $4,266,000
1999...............................................................      3,718,000
2000...............................................................      3,365,000
2001...............................................................      2,852,000
2002...............................................................      2,483,000
2003 and thereafter................................................      7,821,000

     From time to time in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position or results of operation of the Company.

NOTE 14 -- RELATED PARTIES:

     On November 30, 1993, the Company entered into a loan and pledge agreement and promissory note with Gerald A. Nathe, President and Director of the Company and on March 11, 1994, the Company entered into a loan and pledge agreement and promissory note with William J. Lauricella, Chief Financial Officer and Treasurer of the Company. The loans were made in order to enable the Company's officers to purchase shares of the Company's Common Stock from non-employee shareholders. Mr. Nathe was loaned $1,817,321 to purchase 315,144 shares of the Company's Common Stock

                        BALDWIN TECHNOLOGY COMPANY, INC.

and Mr. Lauricella was loaned $164,063 to purchase 25,000 shares of the Company's Common Stock. All of the shares purchased have been pledged as collateral for the demand promissory notes and each of the notes are interest bearing, with interest payable on the anniversary dates at LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October.

     The maximum amounts of the notes outstanding, including interest, during the year ended June 30, 1997 were $1,604,613 and $191,169 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 1997, the balances of the notes receivable, including interest, were $1,561,480 and $191,169 for Mr. Nathe and Mr. Lauricella, respectively.

     The maximum amount of the notes outstanding, including interest, during the year ended June 30, 1996 were $1,623,866 and $179,669 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 1996, the balances of the notes receivable, including interest, were $1,560,945 and $179,669 for Mr. Nathe and Mr. Lauricella, respectively.

     The Company employs the firm of Morgan, Lewis & Bockius LLP as its legal counsel. Samuel B. Fortenbaugh III, a Director of the Company, is a partner in the firm. In the fiscal years ended June 30, 1997, 1996, and 1995, the Company incurred legal fees of approximately $200,000, $474,000 and $200,000, respectively, payable to Morgan, Lewis & Bockius LLP.

     On July 1, 1990, Baldwin Technology Corporation and Baldwin Graphic Systems, Inc., two subsidiaries of BAM, entered into an agreement with Harold W. Gegenheimer, Chairman Emeritus, guaranteed by the Company, to replace various prior agreements including royalty and employment agreements, retirement plans and bonus arrangements. The new agreement guarantees a compensation amount of $200,000 per year. Simultaneously, a separate agreement was made with Mr. Gegenheimer and the Company whereby the Company was released from certain prior agreements, as noted above, and agreed to pay a minimum guaranteed amount of compensation of $200,000 per year, not to exceed $350,000 per year, based on one and one-half percent (1.5%) of the Company's annual net after tax profits. The amount expensed under these two agreements was $400,000 for each of the years ended June 30, 1997, 1996 and 1995.

     On February 10, 1997, Wendell M. Smith resigned as Chairman of the Company. Pursuant to his employment agreement, the Company made compensation payments to Mr. Smith in the amount of $890,000. During fiscal 1997, certain consulting agreements between the Company and Polestar Limited ("Polestar"), a corporation controlled by Mr. Smith, were canceled and renegotiated into a new agreement providing for payments of $60,000 per year for consulting services. The maximum duration of the new agreement is 17 years. For the years ended June 30, 1996 and 1995 the aggregate compensation expensed under the prior agreements was $158,000 and $160,000, respectively.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for fiscal 1997 and fiscal 1996 are as follows (in thousands except per share data):

                                                              QUARTER
                                          -----------------------------------------------
             FISCAL 1997                   FIRST        SECOND        THIRD       FOURTH
-------------------------------------     -------      --------      -------      -------
Net sales............................     $57,541      $ 61,094      $58,318      $67,193
Costs and expenses:
  Cost of goods sold.................      38,959        41,859       39,031       43,942
  Operating expenses.................      17,325        17,439       17,893       19,203
  Provision for loss on sale of
     Misomex.........................                    46,036                    (3,629)
  Interest, net......................         798           802          757          745
Other (income).......................        (570)         (357)        (669)         (21)
Minority interest....................                                    (73)        (117)
                                          -------      --------      -------      -------
Income (loss) before taxes...........       1,029       (44,685)       1,379        7,070
Provision for income taxes...........         473           622          634        1,061
                                          -------      --------      -------      -------
Net income...........................     $   556      $(45,307)     $   745      $ 6,009
                                          ========     ========      ========     ========
Net income per share.................     $  0.03      $  (2.62)     $  0.04      $  0.35
                                          ========     ========      ========     ========
Weighted average shares
  outstanding........................      17,359        17,298       17,128       17,125
                                          ========     ========      ========     ========

                                                              QUARTER
                                           ----------------------------------------------
             FISCAL 1996                    FIRST       SECOND        THIRD       FOURTH
--------------------------------------     -------      -------      -------      -------
Net sales.............................     $52,835      $65,816      $63,812      $76,838
Costs and expenses
Cost of goods sold....................      35,688       44,258       43,102       50,223
Operating expenses....................      14,886       19,525       18,653       20,757
Restructuring charge..................                    3,000
Interest, net.........................         851          918          878          833
Other (income)........................        (429)        (112)        (656)        (293)
                                            ------       ------       ------       ------
Income before taxes...................       1,839       (1,773)       1,835        5,318
Provision for income taxes............         846          564          844        2,447
                                            ------       ------       ------       ------
Net income............................     $   993      $(2,337)     $   991      $ 2,871
                                            ======       ======       ======       ======
Net income per share..................     $  0.06      $ (0.13)     $  0.06      $  0.17
                                            ======       ======       ======       ======
Weighted average shares outstanding...      17,829       18,132       17,783       17,425
                                            ======       ======       ======       ======

NOTE 16 -- SUBSEQUENT EVENT:

     On August 12, 1997, the Board of Directors granted non-qualified options to purchase 375,000 shares of the Company's Class A Common Stock to certain executives and key personnel under the Company's 1996 Plan at an exercise price of $3.00 per share, the fair market value on the date of grant. The options granted are otherwise identical with regard to restrictions to options previously granted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEMS 10, 11, 12 AND 13

     Information required under these items is contained in the Company's 1997 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

     (a) (2) The following is a list of financial statement schedules filed as part of this Report:

                                                                             PAGE
                                                                             ----
Report of Independent Accountants on Financial Statement Schedules........    46
Schedule VIII -- Valuation and Qualifying Accounts........................    47

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

10.2    Amendment to the Baldwin Technology Company, Inc. Amended and Restated
        1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company's Report on
        Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.3 Baldwin Technology Company, Inc. 1990 Directors' Stock Option Plan. Filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.4    Baldwin Technology Company, Inc. 1996 Stock Option Plan. Filed as Exhibit
        A to the Baldwin Technology Company, Inc. 1996 Proxy Statement and incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
10.5 Baldwin Technology Corporation Profit Sharing Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Registration Statement
        (No. 33-10028) on Form S-1 and incorporated herein by reference.
10.6 Baldwin Technology Corporation Executive and Key Person Bonus Plan. Filed as Exhibit 10.4 to the Company's Registration Statement (No. 33-10028) on
        Form S-1 and incorporated herein by reference.
10.7    Agreement effective as of July 1, 1990 between Baldwin Technology
        Corporation, Baldwin Graphic Systems, Inc. and Harold W. Gegenheimer, as guaranteed by Baldwin Technology Company, Inc. Filed as Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.8    Agreement effective as of July 1, 1990 between Baldwin Technology
        Company, Inc. and Harold W. Gegenheimer. Filed as Exhibit 10.7 to the
        Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.9*   Employment Agreement dated as of November 16, 1988 between Baldwin-Japan
        Limited and Akira Hara. Filed as Exhibit 10.22 to the Company's
        Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.
10.10   Agreement and Plan of Merger dated as of April 26, 1989 among Enkel
        Corporation, Bengt Kuller, Enkel Acquisition Corporation and the Company.
        Filed as Exhibit I to the Company's report on Form 8-K dated May 7, 1989 and incorporated herein by reference.
10.11   Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as
        Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.12   Baldwin Technology Company, Inc. Employee Stock Ownership Plan. Filed as
        Exhibit 10.50 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.13   Consulting Agreement dated as of June 30, 1989 between Baldwin Asia
        Pacific Corporation and A-PLUS LTD. Filed as Exhibit 10.51 to the
        Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.14   Baldwin Technology Company, Inc. Worldwide Employee Stock Ownership Plan.
        Filed as Exhibit 10.52 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.15*  Employment Agreement effective as of August 5, 1993 between Baldwin
        Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.16   8.17% Senior Note Agreement dated October 29, 1993 between Baldwin
        Technology Company, Inc. and its subsidiaries Baldwin Americas
        Corporation and Baldwin Technology Ltd. and John Hancock Mutual Life
        Insurance Company, John Hancock Variable Life Insurance Company and John
        Hancock Life Insurance Company. Filed as Exhibit 10.23 to the Company's
        Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.
10.17   Amended and Restated $20,000,000 Revolving Credit Agreement dated as of
        December 31, 1995 between Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin Technology Ltd.,
        and NationsBank of North Carolina, National Association, as Agent filed as Exhibit 10.23 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
10.18*  Amendment to the employment agreement between Baldwin -- Japan Limited and Akira Hara effective August 15, 1995 filed as Exhibit 10.25 to the
        Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
10.19   Third Amendment to Amended and Restated Revolving Credit Agreement dated as of February 14, 1997 by and among Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin Technology
        Limited, and NationsBank NA as agent and Lender, and Bank of Boston
        Connecticut filed as Exhibit 10.26 on the Company's Form 10-Q dated
        February 14, 1997 and incorporated herein by reference.
10.20   Amendment to Note Agreement dated as of February 14, 1997 by and among
        Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas
        Corporation and Baldwin Technology Limited, and John Hancock Mutual Life
        Insurance Company, John Hancock Variable Life Insurance Company and John
        Hancock Life Insurance Company of America filed as Exhibit 10.27 on the
        Company's Form 10-Q dated February 14, 1997 and incorporated herein by reference.
10.21   Stock Purchase Agreement, (to sell all the shares of the Misomex Group of
        Companies), dated as of June 9, 1997, between Kaber Imaging, Inc. and the
        Company. Filed as Exhibit 10.26 to the Company's Report on Form 8-K dated
        July 3, 1997 and incorporated herein by reference.
10.22   Amendment Number One, dated June 30, 1997, to the Stock Purchase
        Agreement. Filed as Exhibit 10.27 to the Company's Report on Form 8-K
        dated July 3, 1997 and incorporated herein by reference.
10.23   Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of September 12, 1997 by and among Baldwin Technology Company, Inc.
        and its subsidiaries, Baldwin Americas Corporation and Baldwin Technology
        Limited, and NationsBank NA as agent and Lender, and Bank of Boston
        Connecticut (filed herewith).
21      List of Subsidiaries of Registrant (filed herewith).
23      Consent of Price Waterhouse LLP (filed herewith).
28      Post-effective Amendment to the Company's previously filed Form S 8's,
        Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report
        on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
99      Company statement regarding the Private Securities Litigation Reform Act of 1995, "Safe Harbor for Forward-Looking Statements" (filed herewith).

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

                                          BALDWIN TECHNOLOGY COMPANY, INC.
                                          --------------------------------------
                                                       (REGISTRANT)

                                          By:       /s/ GERALD A. NATHE
                                            ------------------------------------
                                                      GERALD A. NATHE
                                             (CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER)

                                          Dated: September 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                          TITLE                    DATE
-------------------------------------   ------------------------   -------------------
         /s/ GERALD A. NATHE            Chairman of the Board,      September 29, 1997
-------------------------------------   President and Chief
           GERALD A. NATHE              Executive Officer

           /s/ AKIRA HARA               Vice President and          September 29, 1997
-------------------------------------   Director
             AKIRA HARA

      /s/ WILLIAM J. LAURICELLA         Treasurer and Chief         September 29, 1997
-------------------------------------   Financial Officer
        WILLIAM J. LAURICELLA

         /s/ WARREN W. SMITH            Chief Accounting Officer    September 29, 1997
-------------------------------------
           WARREN W. SMITH

         /s/ JUDITH A. BOOTH            Director                    September 29, 1997
-------------------------------------
           JUDITH A. BOOTH

    /s/ SAMUEL B. FORTENBAUGH III       Director                    September 29, 1997
-------------------------------------
      SAMUEL B. FORTENBAUGH III

       /s/ JOHN T. HEALD, JR.           Director                    September 29, 1997
-------------------------------------
         JOHN T. HEALD, JR.

         /s/ M. RICHARD ROSE            Director                    September 29, 1997
-------------------------------------
           M. RICHARD ROSE

        /s/ WENDELL M. SMITH            Director                    September 29, 1997
-------------------------------------
          WENDELL M. SMITH

      /s/ RALPH R. WHITNEY, JR.         Director                    September 29, 1997
-------------------------------------
        RALPH R. WHITNEY, JR.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated August 8, 1997 appearing in this Annual Report to Shareholders of Baldwin Technology Company, Inc. (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Stamford, Connecticut
August 8, 1997

                                                                   SCHEDULE VIII

                        BALDWIN TECHNOLOGY COMPANY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                             BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE
                             BEGINNING     COSTS AND       OTHER                       AT END
                             OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
                             ----------    ----------    ----------    ----------    ----------
Year ended June 30, 1997
  Allowance for doubtful
     accounts (deducted
     from accounts
     receivable)..........    $  2,503        $429                       $  826(1)    $  2,106
  Valuation allowance for
     deferred tax asset
     (deducted from
     prepaid and other
     assets)..............    $ 16,957                     $5,817(2)                  $ 22,774
Year ended June 30, 1996
  Allowance for doubtful
     accounts (deducted
     from accounts
     receivable)..........    $  2,897        $ 95                       $  489       $  2,503
  Valuation allowance for
     deferred tax asset
     (deducted from
     prepaid and other
     assets)..............    $ 13,313                     $3,644(2)                  $ 16,957
Year ended June 30, 1995
  Allowance for doubtful
     accounts (deducted
     from accounts
     receivable)..........    $  3,209        $190                       $  502       $  2,897
  Valuation allowance for
     deferred tax asset
     (deducted from
     prepaid and other
     assets)..............    $ 15,665                                   $2,352(3)    $ 13,313

---------------------

(1) The decrease in the allowance for doubtful accounts resulted from $413,000 of recoveries, $228,000 of allowances as part of the Misomex sale and currency fluctuations of $185,000.
(2) The increase in the amount of the valuation allowance is primarily the result of increased foreign net operating loss carryforwards. See Note
    9 -- Notes to Consolidated Financial Statements.
(3) The reduction in the amount of the valuation allowance is the result of improved earnings in the Company's domestic operations. See Note 9 -- Notes to Consolidated Financial Statements.