Form 10-Q
period 1997-09-30
BALDWIN TECHNOLOGY CO INC
filed 1997-11-05
CIK 805792

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934


For quarter ended               September 30, 1997
                                OR

[          ] Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number              1-9334


                       BALDWIN TECHNOLOGY COMPANY, INC
      (Exact name of registrant as specified in its charter)


               Delaware                          13-3258160
     (State or other jurisdiction of         (I.R.S Employer
      incorporation or organization)          Identification No.)

               One Norwalk West
   40 Richards Avenue, Norwalk, Connecticut          06854
   (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  203-838-7470


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

            Class                   Outstanding at October 31, 1997

       Class A Common Stock
          $0.01 par value                         15,288,881

       Class B Common Stock
          $0.01 par value                          1,835,883



           Total number of pages in this document   10

                 BALDWIN TECHNOLOGY COMPANY, INC.

                              INDEX


                                                       Page


Part I    Financial Information


          Consolidated Balance Sheet -
           September 30, 1997 and June 30, 1997               1


          Consolidated Statement of Income -
           Three months ended
           September 30, 1997 and 1996                        2


          Consolidated Statement of Changes in
           Shareholders' Equity - Three months
           ended September 30, 1997                           3

          Consolidated Statement of Cash Flows -
           Three Months ended
           September 30, 1997 and 1996                       4-5


          Notes to Consolidated Financial Statements          6


          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                        7-8



Part II   Other Information


          Item 6    Exhibits and Reports on Form 8-K          9



Signatures                                                   10


CAUTIONARY STATEMENT -- This Form 10-Q may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc.(the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 1997.

                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                        September 30, June 30,
                                                             1997        1997
                                  ASSETS
CURRENT ASSETS:
 Cash                                                         $ 8,000  $  9,421
 Short-term securities                                          5,336     4,032
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,110($2,106 at June 30, 1997)         42,998    38,177
 Notes receivable, trade                                       10,769    15,051
 Inventories                                                   33,568    27,833
 Prepaid expenses and other                                     9,684    13,512
       Total current assets                                   110,355   108,026

MARKETABLE SECURITIES:
 Cost $673 ($712 at June 30, 1997)                                832       942

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                             3,183     3,136
 Machinery and equipment                                        6,939     6,732
 Furniture and fixtures                                         5,710     5,638
 Leasehold improvements                                         1,047       976
 Capital leases                                                 5,421     5,397
                                                               22,300    21,879
 Less:  Accumulated depreciation and amortization              14,666    14,334
   Net property, plant and equipment                            7,634     7,545

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $4,852 ($4,664 at
 June 30, 1997)                                                 5,187     5,279
GOODWILL, less accumulated amortization of $7,530
 ($7,368 at June 30, 1997)                                     31,004    31,452
OTHER ASSETS                                                    8,688     8,879
TOTAL ASSETS                                                 $163,700  $162,123

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                                $ 7,995   $ 8,312
 Current portion of long-term debt                              6,389     6,425
 Accounts payable, trade                                       15,972    15,634
 Notes payable, trade                                          11,892    11,273
 Accrued salaries, commissions, bonus and profit-sharing        7,612     7,794
 Customer deposits                                              9,635     6,439
 Accrued and withheld taxes                                     1,846     1,941
 Income taxes payable                                           3,909     5,369
 Other accounts payable and accrued liabilities                14,575    15,143
      Total current liabilities                                79,825    78,330
LONG-TERM LIABILITIES:
 Long-term debt                                                20,278    20,256
 Other long-term liabilities                                    5,059     5,275
      Total long-term liabilities                              25,337    25,531
       Total liabilities                                      105,162   103,861

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,391,683 shares issued
  (16,391,683 at June 30, 1997)                                   164       164
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                              20        20
 Capital contributed in excess of par value                    57,185    57,185
 Retained earnings                                              7,353     6,152
 Cumulative translation adjustment                               (351)      538
 Unrealized gain on investments net of $79 of
  deferred taxes ($117 at June 30, 1997)                           77       113
 Less:  Treasury stock, at cost:
   Class A - 1,102,802 shares (1,102,802 at June 30, 1997)
   Class B - 164,117 shares (164,117 at June 30, 1997)         (5,910)  (5,910)
     Total shareholders' equity                                58,538    58,262
COMMITMENTS                                                   ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $163,700  $162,123

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share data)
                                (Unaudited)



                                                For the three months
                                                 ended September 30,
                                                 1997         1996

Net sales                                       $48,047     $57,541
Cost of goods sold                               32,020      38,959

Gross Profit                                     16,027      18,582

Operating expenses:
 General and administrative                       5,570       6,529
 Selling                                          4,285       5,355
 Engineering                                      3,006       3,611
 Research and development                         1,324       1,830
                                                 14,185      17,325
Operating income                                  1,842       1,257

Other (income) expense
 Interest expense                                   735         910
 Interest income                                   (207)       (112)
 Minority interest                                  (97)
 Other income, net                                 (661)       (570)
                                                   (230)        228

Income before taxes                               2,072       1,029

Provision for income taxes                          871         473

Net income                                      $ 1,201     $   556

Net income per common and
 common equivalent share                        $  0.07     $  0.03

Weighted average number of
 shares outstanding                              17,158      17,359



The accompanying notes to consolidated financial statements are an integral part of these statements.

[CAPTION]
BALDWIN TECHNOLOGY COMPANY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)




                                                               Capital
                               Class A             Class B    Contributed          Cumulative  Unrealized
                             Common Stock        Common Stock  in Excess  Retained Translation Gain(Loss)on Treasury Stock
                           Shares   Amount   Shares  Amount    of Par     Earnings Adjustment  Investments  Shares  Amount
Balance at June 30, 1997   16,391,683  $164  2,000,000  $20    $57,185    $6,152   $538        $113   (1,266,919) $(5,910)

Net income for the
three months                                                               1,201

Unrealized loss on
 available for sale
 securities, net of tax                                                                         (36)

Translation adjustment                                                             (889)

Balance at September 30,
 1997                   16,391,683  $164  2,000,000  $20     $57,185    $7,353    $(351)        $77    (1,266,919)  $(5,910)

The accompanying notes to consolidated financial statements are an integral part of these statements.


BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(in thousands)
(Unaudited)


                                                    For the three months
                                                       ended September 30,
                                                           1997          1996
Cash Flows from operating activities:
 Income from operations                                    $ 1,201     $   556
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                                790       1,282
  Accrued retirement pay                                       153         209
  Provision for losses on accounts receivable                  121          99
  Changes in assets and liabilities net of
   effects from subsidiary purchase -
   Accounts and notes receivable, net                       (2,197)        464
   Inventories                                              (6,179)        926
   Prepaid expenses and other                                 (288)       (484)
   Customer deposits                                         3,252        (524)
   Accrued compensation                                        (82)       (939)
   Accounts and notes payable, trade                         1,882      (3,406)
   Income taxes payable                                     (1,365)     (1,681)
   Accrued and withheld taxes                                  (84)       (123)
   Other accounts payable and accrued liabilities           (1,004)        327
   Interest payable                                            536         521

     Net cash used by
      operating activities                                  (3,264)     (2,773)

Cash flows from investing activities:
 Proceeds from pre-press disposition                         4,000
 Additions of property, net                                   (470)       (415)
 Additions of patents, trademarks and drawings, net            (75)       (187)
 Other assets                                                  (36)         20

   Net cash provided (used)by investing activities           3,419        (582)

Cash flows from financing activities:
 Long-term borrowings                                                    3,026
 Long-term debt repayment                                      (45)     (6,099)
 Short-term borrowings                                         377       4,858
 Short-term debt repayment                                    (486)     (1,103)
 Principal payments under capital lease
  obligations                                                  (60)        (65)
 Treasury stock purchased                                                 (256)
 Other long-term liabilities                                    81         (77)

   Net cash (used) provided by financing activities           (133)        284

 Effects of exchange rate changes                             (139)         (9)

 Net decrease in cash and
  cash equivalents                                            (117)     (3,080)

 Cash and cash equivalents at beginning of year             13,453       9,794

 Cash and cash equivalents at end of period                $13,336     $ 6,714

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:

                                                       For the three months
                                                        ended September 30,
                                                       1997        1996
                                                        (in thousands)
Cash paid during the period for:-
     Interest                                          $ 199       $ 389
     Income taxes                                     $2,331      $2,273


Supplemental schedule of non-cash investing and financing activities:


For the three months ended September 30, 1997:-

     There were no significant non-cash transactions for the three months ended September 30, 1997.

     The Company entered into capital lease agreements of $66,390 for the three months ended September 30, 1997.


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

                     BALDWIN TECHNOLOGY COMPANY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - General:

Baldwin Technology Company, Inc. (Baldwin, or the Company) is engaged primarily in the development, manufacture and sale of material handling, accessory, and control equipment for the printing and print on demand industries.

The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

All significant intercompany transactions have been eliminated in consoli-dation. Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For the three month periods ended September 30, 1997 and 1996, net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents, which consisted of 33,398 shares for stock options
(0 shares in 1996), in order to calculate net income per share. The weighted average number of common equivalent shares outstanding for the three month periods ended September 30, 1997 and 1996 were 17,158,162 and 17,359,039, respectively. Common stock equivalents calculated for fully diluted earnings per share were not significantly different from those calculated for primary earnings per share. The Company has adopted Statement of Financial Account-ing Standards No. 128 "Earnings per Share" (FAS 128) and will compute and disclose Basic and Diluted earnings per share as required by that statement starting with the quarter ending December 31, 1997. If Basic and Diluted earnings per share had been calculated for the current quarter as prescribed by FAS 128 there would have been $0.00 (no) difference from earnings per share as reported.

Note 2 - Inventories:

     Inventories consist of the following:-

                                     September 30,          June 30,
                                           1997               1997

     Raw material                     $14,768,000         $11,383,000
     In process                        11,622,000           8,833,000
     Finished goods                     7,178,000           7,617,000
                                      $33,568,000         $27,833,000

Inventories decreased by $444,000 due to translation rates in effect at September 30, 1997 when compared to rates at June 30, 1997.

Note 3 - Restructuring Charge and Reserves:

A restructuring reserve was charged to income during the quarter ended December 31, 1995 in the amount of $3,000,000. The reserve was established in order to accrue the costs associated with a planned workforce reduction at the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system.
The Company also has $119,000 remaining from a fiscal 1992 restructuring charge, all of which relates to an excess facility sublease subsidy.

The following schedule shows the use of restructuring reserves for payments of severance and sublease subsidies for the three months ended September 30, 1997.

     Restructuring reserves consist of the following:-

                                             September 30,       June 30,
                                                1997              1997
     Severance and dealer claims             $  828,000        $1,144,000
     Excess facility sublease subsidy           119,000           160,000
                                             $  947,000        $1,304,000

                     BALDWIN TECHNOLOGY COMPANY, INC.

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.


Three Months Ended September 30, 1997 vs Three Months Ended September 30, 1996.

Net sales for the three months ended September 30, 1997 decreased by $9,494,000, or 16.5%, to $48,047,000 from $57,541,000 for the three months ended
September 30, 1996. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $3,752,000 for the current period. Included in the prior year net sales amount was $6,155,000 related to the Company's Pre-press operations which were disposed of on June 30, 1997. In terms of local currency and after removing the net sales of the Pre-press operations from the prior year's results, sales changes were as follows. In Europe, sales were down 10.8% in Germany and decreased by 6.8% in Sweden.
Sales increased by 9.5% in the United Kingdom and were up 55.9% in France.
In Asia, sales increased by 17.4% in Japan. In the Americas, net sales decreased by 3.8%.

Gross profit for the three month period ended September 30, 1997 was $16,027,000 (33.4% of net sales), as compared to $18,582,000 (32.3% of net sales) for the three month period ended September 30, 1996, a decrease of $2,555,000 or 13.7%. Currency rate fluctuations decreased gross profit by $1,267,000 in the current period. Gross profit of the Pre-press group, included in the prior year, was $2,064,000. Gross profit was higher as a percentage of sales when compared to the prior year due primarily to a decrease in manufacturing costs at the Company's German operation and a higher percentage of sales of products that carry higher gross profit rates.

Selling, general and administrative expenses were $9,855,000 (20.5% of net sales), for the three month period ended September 30, 1997 as compared to $11,884,000 (20.7% of net sales) for the same period of the prior year, a decrease of $2,029,000 or 17.1%. Currency rate fluctuations decreased these expenses by $612,000 in the current period. Selling, general and administrative expenses of the Pre-press operations included in the prior year were $2,086,000. The acquisition of the Print-On-Demand Group, which occurred in January of 1997, added $286,000 to these expenses in the current period. Other operating expenses decreased by $1,111,000 over the same period of the prior year. Currency rate fluctuations decreased these expenses by $352,000 in the current period. Other operating expenses of the Pre-press operations included in the prior year were $686,000.

Interest expense for the three month period ended September 30, 1997 was $735,000 as compared to $910,000 for the three month period ended September 30, 1996. Currency rate fluctuations decreased interest expense by $136,000. Interest expense for the prior year included $52,000 for the Pre-press operations. Interest income was $207,000 and $112,000 for the three month periods ended September 30, 1997 and September 30, 1996, respectively.
Interest income increased primarily due to interest earned on the proceeds from the disposition of the Company's Pre-press operations. Other income and expense includes net foreign currency transaction losses of $78,000 and $92,000 for the three months ended September 30, 1997 and 1996, respectively. Currency rate fluctuations increased other income by $20,000 for the current period. Other income increased primarily due to net royalty income in the current period.

The Company's effective tax rate on income before taxes was 42% for the three month period ended September 30, 1997 as compared to 46% for the three month period ended September 30, 1996. Currency rate fluctuations decreased tax expense by $65,000 for the current period. The current period's effective rate reflects the impact of foreign source income which is generally taxed at substantially higher rates than domestic income. The decrease in the current period's effective tax rate is primarily due to increased income in tax jurisdictions for which there are available tax loss carryforwards.

Net income for the three month period ended September 30, 1997 increased by $645,000 or 116.0% to $1,201,000 from $556,000 for the three month period ended September 30, 1996, or to $0.07 from $0.03 per share. Currency rate fluc-tuations decreased net income by $76,000 for the current period. Losses associated with the Pre-press operation of $591,000 were included in net income for the three month period ended September 30, 1996. Weighted average equivalent shares outstanding during the three month periods ended September 30, 1997 and September 30, 1996 were 17,158,162 and 17,359,839, respectively.

Liquidity and Capital Resources at September 30, 1997

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

Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At September 30, 1997, this ratio was
1.63 to 1.

Net cash provided (used) by investing activities was $3,419,000 for the three months ended September 30, 1997 versus $(582,000) for the three months ended September 30, 1996.

The change was primarily due to the fact that $4,000,000 of the proceeds from the disposition of the Company's Pre-press operations were collected on July 1, 1997. Net cash (used) by financing activities was $(133,000) for the period ended September 30, 1997 as compared to $284,000 of net cash provided by financing activities for the period ended September 30, 1996. The change was primarily due to repayment of borrowings in the current period versus net borrowings in the prior period.

The Company's working capital decreased from $42,701,000 at September 30, 1996, to $30,530,000 at September 30, 1997, a decrease of $12,171,000 or 28.5%.
Working capital of the disposed Pre-press business included in the September 30, 1996 total of working capital amounted to $12,096,000. Currency rate fluctuations further decreased working capital by $1,384,000. Cash and Short-term securities increased in the current period due to the collection of $4,000,000 of notes receivable related to the disposition of the Company's Pre-press operations. Cash and Short-term Securities were lower in the prior year due to the Acrotec acquisition. Prepaid expenses and other current assets increased primarily due to the $2,000,000 note receivable received in connec-tion with the disposition of the Pre-press business. Inventories and trade accounts receivable increased and bank loans for working capital decreased. These above increases in working capital were largely offset by a reclassifi-cation of long-term debt to current in accordance with the Company's debt amortization schedule, increases in trade accounts payable and customer deposits. The Company's working capital increased by $834,000 or 2.8% from $29,696,000 at June 30, 1997 to $30,530,000 at September 30, 1997. Currency
rate fluctuations decreased working capital by $752,000 in the current period. The primary reasons for the increase in working capital resulted from the increase in inventories related to an increased order backlog and a decrease in income taxes payable resulting from a normal tax payment in Japan. The effects of the above working capital increases were largely offset by increases in customer deposits on orders related to the increase in backlog, the collection of a $4,000,000 note receivable related to the disposition of the Company's Pre-press operations and an increase in trade payables related to the increased level of inventory.

The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $30,675,000, including amounts available under the Revolver. As of September 30, 1997, the Company had outstanding $7,995,000 under these lines of credit. Total debt levels as reported on the balance sheet at September 30, 1997 are $177,000 lower than they would have been if June 30, 1997 exchange rates had been used.

Net capital expenditures made to meet the normal business needs of the Company for the three months ended September 30, 1997 and September 30, 1996, including commitments for capital lease payments, were $545,000 and $602,000, respectively.

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


Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits.

                   27    Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. On July 3, 1997 a Form 8-K was filed in connection with the sale to Kaber Imaging Inc. of the Misomex Group of Companies. Exhibits filed as part of that Form 8-K are listed below.

                   Exhibits.

                   10.26 Stock Purchase Agreement, dated as of June 9, 1997, between Kaber Imaging, Inc. and the Company.

                   10.27 Amendment Number One, dated June 30, 1997, to the Stock Purchase Agreement.

                   99.1 Press Release of the Company, dated June 10, 1997, announcing the signing of the Stock Purchase Agreement.

                   99.2      Press Release of the Company, dated July 1,
                             1997, announcing that the transaction contemplated by the Stock Purchase Agreement had closed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.


BY /s/William J. Lauricella
      Treasurer and Chief Financial Officer

Dated:   October 24, 1997