Form 10-Q
period 1997-12-31
BALDWIN TECHNOLOGY CO INC
filed 1998-02-04
CIK 805792

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934


For quarter ended               December 31, 1997

                                OR

[          ] Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number              1-9334


                       BALDWIN TECHNOLOGY COMPANY, INC.

      (Exact name of registrant as specified in its charter)


               Delaware                          13-3258160
     (State or other jurisdiction of         (I.R.S Employer
      incorporation or organization)          Identification No.)


One Norwalk West, 40 Richards Avenue, Norwalk, Connecticut      06854
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  203-838-7470


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

          YES  X .                      NO    .



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at January 31, 1998


       Class A Common Stock
          $0.01 par value                         15,308,881

       Class B Common Stock
          $0.01 par value                          1,835,883



           Total number of pages in this document   13

                 BALDWIN TECHNOLOGY COMPANY, INC.

                              INDEX


                                                                        Page


Part I    Financial Information


          Consolidated Balance Sheet -
           December 31, 1997 and June 30, 1997                             1

          Consolidated Statement of Income -
           Three months and six months ended
           December 31, 1997 and 1996                                       2

          Consolidated Statement of Changes in
           Shareholders' Equity - Six months
           ended December 31, 1997                                          3

          Consolidated Statement of Cash Flows -
           Six months ended December 31, 1997 and 1996                     4-5

          Notes to Consolidated Financial Statements                       6-7

          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                     8-12


Part II   Other Information

          Item 4    Submission of Matters to a Vote of
                    Security Holders                                        12
          Item 6    Exhibits and Reports on Form 8-K                        12


Signatures                                                                  13

CAUTIONARY STATEMENT -- This Form 10-Q may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 1997.

                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                      December 31, June 30,
                                                           1997       1997
                                  ASSETS

CURRENT ASSETS:
 Cash                                                         $ 8,484  $  9,421
 Short-term securities                                             10     4,032
 Accounts receivable trade, net of allowance for
  doubtful accounts of $1,988($2,106 at June 30, 1997)         38,947    38,177
 Notes receivable, trade                                       16,378    15,051
 Inventories                                                   34,644    27,833
 Prepaid expenses and other                                     7,752    13,512
       Total current assets                                   106,215   108,026

MARKETABLE SECURITIES:
 Cost $628 ($712 at June 30, 1997)                                719       942

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                             3,109     3,136
 Machinery and equipment                                        6,995     6,732
 Furniture and fixtures                                         5,744     5,638
 Leasehold improvements                                         1,057       976
 Capital leases                                                 5,370     5,397
                                                               22,275    21,879
 Less:  Accumulated depreciation and amortization              14,807    14,334
   Net property, plant and equipment                            7,468     7,545

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $5,035 ($4,664 at
 June 30, 1997)                                                 5,068     5,279
GOODWILL, less accumulated amortization of $7,661
 ($7,368 at June 30, 1997)                                     30,134    31,452
OTHER ASSETS                                                    8,521     8,879
TOTAL ASSETS                                                 $158,125  $162,123

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                               $  5,348  $  8,312
 Current portion of long-term debt                              6,352     6,425
 Accounts payable, trade                                       13,779    15,634
 Notes payable, trade                                          13,799    11,273
 Accrued salaries, commissions, bonus and profit-sharing        6,428     7,794
 Customer deposits                                              7,767     6,439
 Accrued and withheld taxes                                     1,887     1,941
 Income taxes payable                                           4,700     5,369
 Other accounts payable and accrued liabilities                13,033    15,143
      Total current liabilities                                73,093    78,330
LONG-TERM LIABILITIES:
 Long-term debt                                                21,296    20,256
 Other long-term liabilities                                    4,856     5,275
      Total long-term liabilities                              26,152    25,531
       Total liabilities                                       99,245   103,861

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,411,683 shares issued
  (16,391,683 at June 30, 1997)                                   164       164
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                              20        20
 Capital contributed in excess of par value                    57,273    57,185
 Retained earnings                                              9,456     6,152
 Cumulative translation adjustment                             (2,168)      538
 Unrealized gain on investments net of $45 of
  deferred taxes ($117 at June 30, 1997)                           45       113
 Less:  Treasury stock, at cost:
   Class A - 1,102,802 shares (1,102,802 at June 30, 1997)
   Class B - 164,117 shares (164,117 at June 30, 1997)     (5,910)   (5,910)
     Total shareholders' equity                                58,880    58,262
COMMITMENTS                                                   ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $158,125  $162,123

        The accompanying notes to consolidated financial statements are an integral part of these statements.
                                   - 1 -

                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)


                             For the three months      For the six months
                              ended December 31,       ended December 31,

                                1997      1996           1997      1996
Net sales                           $55,618   $61,094       $103,665  $118,635
Cost of goods sold                   36,761    41,859         68,781    80,818

Gross Profit                         18,857    19,235         34,884    37,817

Operating expenses:
 General and administrative           5,995     6,501         11,565    13,030
 Selling                              4,863     5,453          9,148    10,808
 Engineering                          3,164     3,699          6,170     7,310
 Research and development             1,177     1,786          2,501     3,616
 Provision for loss on
  the disposition of
  pre-press operations (Note 3)                46,036                   46,036
                                     15,199    63,475         29,384    80,800
Operating income (loss)               3,658   (44,240)         5,500   (42,983)

Other (income) expense:
 Interest expense                       769       898          1,504     1,808
 Interest income                       (107)      (96)          (314)     (208)
 Minority interest                                               (97)
 Other income, net                     (439)     (357)        (1,100)     (927)
                                        223       445             (7)      673

Income (loss) before taxes            3,435   (44,685)         5,507   (43,656)

Provision for income taxes            1,332       622          2,203     1,095

Net income (loss)                   $ 2,103  $(45,307)       $ 3,304  $(44,751)


Basic income (loss)
 per share                     $  0.12   $ (2.62)      $   0.19  $  (2.58)

Diluted income (loss)
 per share                     $  0.12   $ (2.62)      $   0.19  $  (2.58)

Weighted average number of
 shares:

 Basic                          17,135    17,298         17,129    17,329

 Diluted                        17,528    17,298         17,344    17,329


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

                                                 BALDWIN TECHNOLOGY COMPANY INC.

                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                (in thousands, except share data)
                                                           (Unaudited)




                                                                     Capital
                                    Class A             Class B    Contributed          Cumulative  Unrealized
                                  Common Stock       Common Stock   in Excess  Retained Translation Gain(Loss)on  Treasury Stock
                                  Shares   Amount   Shares  Amount    of Par   Earnings Adjustment  Investments   Shares   Amount
Balance at June 30, 1997        16,391,683  $164  2,000,000  $20     $57,185    $6,152      $538      $113    (1,266,919) $(5,910)

Net income for the six months                                                    3,304

Stock options exercised             20,000                                88

Unrealized loss on
 available for sale
 securities, net of tax                                                                                (68)

Translation adjustment                                                                    (2,706)

Balance at December 31, 1997    16,411,683  $164  2,000,000  $20     $57,273    $9,456   $(2,168)      $ 45    (1,266,919)  $(5,910)



The accompanying notes to consolidated financial statements are an integral part of these statements.

   BALDWIN TECHNOLOGY COMPANY, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)



                                                                   For the six months
                                                                    ended December 31,
                                                         1997       1996
Cash Flows from operating activities:
 Income (loss) from operations                             $ 3,304    $(44,751)
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                              1,643       2,549
  Accrued retirement pay                                       307         448
  Provision for losses on accounts receivable                   89         212
  Provision for loss on the pre-press disposition                       46,036
  Changes in assets and liabilities net of
   effects from the disposition and
   acquisition in 1996 -
   Accounts and notes receivable, net                       (6,081)     (3,699)
   Inventories                                              (7,833)      2,786
   Prepaid expenses and other                                 (472)        667
   Customer deposits                                         1,444         856
   Accrued compensation                                     (1,164)     (2,364)
   Accounts and notes payable, trade                         2,922        (268)
   Income taxes payable                                       (289)       (362)
   Accrued and withheld taxes                                   (2)       (266)
   Other accounts payable and accrued liabilities           (1,800)        930
   Interest payable                                            (71)        184

     Net cash (used) provided by operating activities       (8,003)      2,958

Cash flows from investing activities:
 Proceeds from the pre-press disposition                     5,925
 Additions of property, net                                   (865)       (712)
 Additions of patents, trademarks and drawings, net           (183)       (292)
 Other assets                                                  347        (224)

   Net cash provided (used) by investing activities          5,224      (1,228)

Cash flows from financing activities:
 Long-term borrowings                                        8,226       3,777
 Long-term debt repayment                                   (7,105)     (8,483)
 Short-term borrowings                                       1,136       6,218
 Short-term debt repayment                                  (3,710)     (2,498)
 Principal payments under capital lease
  obligations                                                 (126)       (130)
 Other long-term liabilities                                  (129)       (497)
 Treasury stock purchased                                                 (432)
 Stock options exercised                                        88
   Net cash used by financing activities                    (1,620)     (2,045)

 Effects of exchange rate changes                             (560)        (99)

 Net decrease in cash and
  cash equivalents                                          (4,959)       (414)

 Cash and cash equivalents at beginning of year             13,453       9,794

 Cash and cash equivalents at end of period                $ 8,494     $ 9,380


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


Supplemental disclosures of cash flow information:

                                                      For the six months
                                                      ended December 31,
                                                        1997      1996
                                                      (in thousands)
Cash paid during the period for:
    Interest                                           $ 1,575   $ 1,624
    Income taxes                                       $ 2,872   $ 1,599

Supplemental schedule of non-cash investing and financing activities:

For the six months ended December 31, 1997:

There were no significant non-cash transactions for the six months ended December 31, 1997.

The Company entered into capital lease agreements of $67,314 for the six months ended December 31, 1997.


For the six months ended December 31, 1996:

The Company recorded a provision for the disposition of its pre-press operations in a non-cash transaction in the amount of $46,036,000. In conjunction with the disposition the related assets and liabilities of the pre-press operations were reduced to fair value less the estimated costs of disposal and recorded in "Other assets". (See Note 3 - Notes to Consolidated Financial Statements.)

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

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

     All significant intercompany transactions have been eliminated in
consolidation.   The Company has adopted Statement of Financial Accounting
Standards No. 128 "Earnings per Share" (FAS 128). Accordingly, for the three and six month periods ended December 31, 1997 and 1996, net income was divided by the weighted average number of common shares outstanding in order to calculate basic earnings per share and net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents in order to calculate diluted earnings per share. Common stock equivalents for the three month periods ended December 31, 1997 and 1996 consisted of 393,679 shares and no (0) shares, respectively, for stock options. The weighted average number of common and common equivalent shares outstanding for the three month periods ended December 31, 1997 and 1996 were 17,528,226 and 17,298,381, respectively. Common stock equivalents for the six month periods ended December 31, 1997 and 1996 consisted of 214,360 shares and no (0) shares, respectively, for stock options. For the six month periods ended December 31, 1997 and 1996 the weighted average number of common and common equivalent shares were 17,344,015 and 17,328,710, respectively. As there were no (0) common equivalent shares for either the three or six month periods ended December 31, 1996, there is no difference between basic and diluted earnings per share as presented versus primary and fully diluted earnings per share as previously reported.


Note 2 - Inventories:

     Inventories consist of the following:-

                                 December 31,          June 30,
                                    1997                      1997

     Raw material                     $14,698,000         $11,383,000

     In process                        14,335,000           8,833,000

     Finished goods                     5,611,000           7,617,000
                                      $34,644,000         $27,833,000


     Inventories decreased by $1,022,000 due to translation effects of exchange from June 30, 1997 to December 31, 1997.


Note 3 - Disposition of pre-press operations:

     During the quarter ended December 31, 1996 the Company wrote down the net assets of its pre-press operation to their estimated fair values concurrent with the Company's decision to dispose of such operations.

     The Company valued the pre-press business at fair value less the estimated costs of disposal by recording a charge of $46,036,000 to operations.

     The following proforma condensed Consolidated Statement of Income of the Company reflects the removal of the results of the Company's pre-press operations for the three and six month periods ended December 31, 1996.


                                         Three                Six
                                     months ended         months ended
                                     December 31,         December 31,
                                         1996                 1996

     Net sales                       $ 52,888,000        $104,274,000

     Gross profit                      16,660,000          33,178,000
     Operating expenses                14,456,000          29,009,000
     Provision for loss on
      pre-press disposal               46,036,000          46,036,000
     Operating (loss) income          (43,832,000)        (41,867,000)
     Other expenses                       543,000             714,000
     Pre tax (loss) income           $(44,375,000)       $(42,581,000)



Note 4 - Restructuring Charge and Reserves:

     A restructuring reserve was charged to income during the quarter ended December 31, 1995 in the amount of $3,000,000. The reserve was established in order to accrue the costs associated with a planned workforce reduction at the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system. The Company also has $97,000 remaining from a fiscal 1992 restructuring charge, all of which relates to an excess facility sublease subsidy.

     The following schedule shows the use of restructuring reserves for severance and sublease subsidies for the six months ended December 31, 1997.


     Restructuring reserves consist of the following:-


                                             December 30,  June 30,
                                                1997              1997
     Severance and dealer claims             $ 694,000         $1,144,000
     Excess facility sublease subsidy           97,000            160,000
                                             $ 791,000         $1,304,000


Note 5 - Common Stock:

     Stock Options:-

     On November 21, 1997, six (6) eligible non-employee Directors of the Company were automatically granted non-qualified options for a total of 5,358 shares of Class A Common Stock and 642 shares of Class B Common Stock under the Company's 1990 Directors' Stock Option Plan at exercise prices of $5.125 and $6.4063 per share, respectively, the fair market values on the date of grant. Restrictions, as described in the Company's 1991 Proxy Statement, are similar to the 1996 Stock Option Plan, (the "1996 Plan"), with the exception of the dates of exercise, vesting and termination.

     On August 12, 1997 the Board of Directors granted non-qualified options to purchase 375,000 shares of the Company's Class A Common Stock to certain executives under the Company's 1996 Plan at an exercise price of $3.00 per share, the fair market value on the date of grant. The options granted are otherwise identical with regard to restrictions on options previously granted.

                     BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

     The Company's disposition of its former Pre-press operations on June 30, 1997 results in significant distortions when comparing operating performance of the current and prior year periods. The following condensed Consolidated Statement of Income of the Company sets forth the actual 1997 and 1996 results for the respective periods together with 1996 proforma results which reflects the removal of the Company's former pre-press operations and the provision for loss on the disposal of those operations for the three and six month periods ended December 31, 1996. The proforma 1996 amounts will be used in the following discussion of the current year actual results as compared to the prior year results.


                                              Six months ended December 31,
                                            (in $000's except per share data)
                                                         less
                                   Actual      Actual Pre-press   Proforma
                                     1997      1996      1996      1996

  Net sales                        $103,665    $118,635  $ 14,361 $104,274
  Gross profit                       34,884      37,817     4,639   33,178
  Selling, general and
   administrative expenses           20,713      23,838     4,420   19,418
  Other operating expenses            8,671      10,926     1,335    9,591
  Provision for loss on
   the disposition of
   Pre-press operations                         (46,036)  (46,036)
  Operating income (loss)             5,500     (42,983)  (47,152)   4,169
  Other (income) expense                 (7 )       673       (41)     714
  Income (loss) before taxes          5,507     (43,656)  (47,111)   3,455
  Provision for income taxes          2,203       1,095      (270)   1,365
  Net income (loss)                $  3,304    $(44,751) $(46,841) $ 2,090

  Basic income (loss)
   per share                          $0.19     $(2.58)   $(2.70 )   $0.12
  Diluted income (loss)
   per share                          $0.19     $(2.58)   $(2.70 )   $0.12


                                                Three months ended December 31,
                                              (in $000's except per share data)
                                                        less
                                    Actual    Actual   Pre-press Proforma
                                     1997      1996      1996      1996

  Net sales                         $55,618    $ 61,094   $ 8,206  $52,888
  Gross profit                       18,857      19,235     2,575   16,660
  Selling, general and
   administrative expenses           10,858      11,954     2,334    9,620
  Other operating expenses            4,341       5,485       649    4,836
  Provision for loss on
   the disposition of
   Pre-press operations                         (46,036)  (46,036)
  Operating income (loss)             3,658     (44,240)  (46,444)   2,204
  Other expense (income)                223         445       (98)     543
  Income (loss) before taxes          3,435     (44,685)  (46,346)   1,661
  Provision for income taxes          1,332         622       (96)     718
  Net income (loss)                 $ 2,103    $(45,307) $(46,250) $   943

  Basic income (loss)
   per share                          $0.12     $(2.62)   $(2.67 )   $0.05
  Diluted income (loss)
    per share                         $0.12     $(2.62)   $(2.67 )   $0.05

  Six Months Ended December 31, 1997 vs. Six Months
  Ended December 31, 1996.

  Net sales for the six months ended December 31, 1997 decreased by $609,000, or 0.6%, to $103,665,000 from $104,274,000 for the six months ended December 31, 1996. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $7,431,000 for the current period. In terms of local currency, sales changes were as follows. Sales were down 7.5% in Germany and decreased 2.2% in Sweden. Sales increased by 21.2% in the United Kingdom, were up by 31.8% in France and increased by 21.0% in Japan. In the Americas, net sales increased by 7.1%.

  Gross profit for the six month period ended December 31, 1997 was $34,884,000 (33.7% of net sales), as compared to $33,178,000 (31.8% of net sales) for the six month period ended December 31, 1996, an increase of $1,706,000 or 5.1%. Currency rate fluctuations decreased gross profit by $2,553,000 in the current period. Gross profit was higher as a percentage of sales when compared to the prior year due primarily to a decrease in manufacturing costs, principally at the Company's German and Swedish operations and an increased percentage of sales of products carrying higher gross profit rates in Asia.

  Selling, general and administrative expenses were $20,713,000 (20.0% of net sales), for the six month period ended December 31, 1997 as compared to $19,418,000 (18.6% of net sales) for the same period of the prior year, an increase of $1,295,000 or 6.7%. Currency rate fluctuations decreased these expenses by $1,224,000 and the acquisition of the Print-On-Demand Group, which occurred in January of 1997, added $615,000 to these expenses in the current period. Otherwise, selling, general and administrative expenses increased by $1,904,000. Selling expenses increased by $1,007,000 and were primarily sales volume and trade show related while general and administrative expenses increased by $897,000 due primarily to increased consulting and compensation costs. Other operating expenses decreased by $920,000 over the same period of the prior year. Currency rate fluctuations decreased these expenses by $660,000 in the current period with the remaining decrease in these expenses relating primarily to engineering staff level reductions in Germany.

  Interest expense for the six month period ended December 31, 1997 was $1,504,000 as compared to $1,710,000 for the six month period ended December 31, 1996. Currency rate fluctuations decreased interest expense by $246,000. Interest income was $314,000 and $168,000 for the six month periods ended December 31, 1997 and December 31, 1996, respectively. Currency rate fluctuations decreased interest income by $64,000 in the current period. Interest income increased primarily due to interest earned on the proceeds from the disposition of the Company's Pre-press operations. Other income increased primarily due to higher royalty income which was partially offset by lower foreign currency transaction gains of $100,000 and $236,000 for the six months ended December 31, 1997 and 1996, respectively. Currency rate fluctuations increased other income by $96,000 for the current period.

  The Company's effective tax rate on income before taxes was 40% for the six month period ended December 31, 1997 as compared to 39.5% for the six month period ended December 31, 1996. Currency rate fluctuations decreased tax expense by $127,000 for the current period. The current period's effective rate reflects the impact of foreign source income which is generally taxed at substantially higher rates than domestic income.

  Net income for the six month period ended December 31, 1997 increased to $3,304,000 from $2,090,000 for the six month period ended December 31, 1996, or to $0.19 from $0.12 per share. Currency rate fluctuations decreased net income by $190,000 for the current period. The weighted average number of common and common equivalent shares outstanding during the six month periods ended December 31, 1997 and December 31, 1996 were 17,344,015 and 17,328,710, respectively.

     Three Months Ended December 31, 1997 vs. Three Months
     Ended December 31, 1996.

     Net sales for the three months ended December 31, 1997 increased by $2,730,000, or 5.2%, to $55,618,000 from $52,888,000 for the three months ended December 31, 1996. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $3,679,000 for the current period. In terms of local currency, sales changes were as follows. Sales increased by 1.9% in Sweden, were up by 36.1% in the United Kingdom and improved by 11.1% in France but decreased by 4.7% in Germany. In Japan, sales increased by 24.0%. In the Americas, net sales increased by 18.3%.

     Gross profit for the three month period ended December 31, 1997 was $18,857,000 (33.9% of net sales), as compared to $16,660,000 (31.5% of net sales) for the three month period ended December 31, 1996, an increase of $2,197,000 or 13.2%. Currency rate fluctuations decreased gross profit by $1,286,000 in the current period. Gross profit was higher as a percentage of sales when compared to the prior year due primarily to a decrease in manufacturing costs at the Company's German and Swedish operations.

     Selling, general and administrative expenses were $10,858,000 (19.5% of net sales), for the three month period ended December 31, 1997 as compared to $9,620,000 (18.2% of net sales) for the same period of the prior year, an increase of $1,238,000 or 12.9%. Currency rate fluctuations decreased these expenses by $612,000 and the acquisition of the Print-On-Demand Group, which occurred in January of 1997, added $329,000 to these expenses in the current period. Otherwise, selling, general and administrative expenses increased by $1,521,000. Selling expenses increased by $790,000 and were primarily sales volume and trade show related while general and administrative expenses increased by $731,000 due primarily to increased consulting and compensation costs. Other operating expenses decreased by $495,000 over the same period of the prior year. Currency rate fluctuations decreased these expenses by $308,000 in the current period with the remaining decrease in these expenses relating primarily to engineering staff level reductions in Germany.

     Interest expense for the three month period ended December 31, 1997 was $769,000 as compared to $852,000 for the three month period ended December 31, 1996. Currency rate fluctuations decreased interest expense by $110,000. Interest income was $107,000 and $76,000 for the three month periods ended December 31, 1997 and December 31, 1996, respectively.
Other income and expense includes net foreign currency transaction gains of $178,000 and $328,000 for the three months ended December 31, 1997 and 1996, respectively. Currency rate fluctuations increased other income by $76,000 for the current period. Other income increased primarily due to royalty income in the current period.

     The Company's effective tax rate on income before taxes was 38.8% for the three month period ended December 31, 1997 as compared to 43.2% for the three month period ended December 31, 1996. Currency rate fluctuations decreased tax expense by $62,000 for the current period. The current period's effective rate reflects the impact of foreign source income which is generally taxed at substantially higher rates than domestic income. The decrease in the current period's effective tax rate is primarily due to increased income in tax jurisdictions for which there are available tax loss carryforwards.

     Net income for the three month period ended December 31, 1997 increased by $1,160,000 or 123.0% to $2,103,000 from $943,000 for the three month period ended December 31, 1996, or to $0.12 from $0.05 per share. Currency rate fluctuations decreased net income by $114,000 for the current period.
Weighted average equivalent shares outstanding during the three month periods ended December 31, 1997 and December 31, 1996 were 17,528,226 and 17,298,381, respectively.

           Liquidity and Capital Resources at December 31, 1996
                      Liquidity and Working Capital


     The Company's long-term debt includes $18,750,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also has a four-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NATIONSBANK, N.A. which matures in December, 1999. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $1,000,000 plus 50% of the Company's net income after January 1, 1997. In addition, the Company was required to pledge certain of the shares of its domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At December 31, 1997, this ratio was 1.63 to 1.

     Net cash provided (used) by investing activities was $5,244,000 for the six months ended December 31, 1997 versus $(1,228,000) for the six months ended December 31, 1996. The change was primarily due to the collection of the proceeds from the disposition of the Company's Pre-press operations. Net cash (used) by financing activities was $(1,620,000) for the period ended December 31, 1997 as compared to $(2,045,000) at December 31, 1996. The change was primarily due to increased debt repayments. During the current period a 6,000,000 DM drawdown (U.S. $3,476,000) was made under the Revolver and a simultaneous repayment was made on a short-term open bank loan facility. Additionally, the first scheduled repayment of the Company's Senior Notes ($6,250,000) was made in October. An additional $4,000,000 drawdown on the Revolver was made in order to meet increased working capital requirements as discussed below.

     The Company's working capital increased from $21,933,000 at December 31, 1996, to $33,122,000 at December 31, 1997, an increase of $11,189,000 or 51.0%. Currency rate fluctuations decreased working capital by $3,080,000. Inventories and trade and other accounts receivable increased due to increased order backlog, increases in sales levels during the second quarter and increased other receivables related primarily to royalties. Bank loans for working capital and other accounts payable and accrued liabilities both decreased. Other accounts payable and accrued liabilities decreased primarily for reductions in restructuring and warranty reserves. These above increases in working capital were partially offset by increases in trade accounts payable and customer deposits. The Company's working capital increased by $3,426,000 or 11.5% from $29,696,000 at June 30, 1997 to $33,122,000 at December 31, 1997. Currency rate fluctuations decreased working capital by $2,154,000 in the current period. The primary reasons for the increase in working capital resulted from the increase in inventories and trade and other accounts receivable as discussed above, a decrease in accrued compensation and a decrease in other accounts payable and accrued liabilities due primarily to lower accrued professional fees and restructuring reserves. The effects of the above working capital increases were partially offset by increases in customer deposits on orders related to the increase in backlog, the collection of a $6,000,000 note receivable related to the disposition of the Company's Pre-press operations, an increase in trade payables related to the increased level of inventory and a decrease in cash and short term securities.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $29,516,000, including amounts available under the Revolver. As of December 31, 1997, the Company had outstanding $12,798,000 under these lines of credit, of which $7,450,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at December 31, 1997 are $544,000 lower than they would have been if June 30, 1997 exchange rates had been used.

     Net capital expenditures made to meet the normal business needs of the Company for the six months ended December 31, 1997 and December 31, 1996, including commitments for capital lease payments, were $1,048,000 and $1,004,000, respectively.

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

       (a)  The Annual Meeting of Stockholders was held on
November 18, 1997.

       (c) A brief description of matters voted upon and the results of the voting follows:


       Proposal 1 - To elect three Class I Directors to serve for three-year terms or until their respective successors are elected and qualify.


                 SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                           Total Vote For      Total Vote Withheld
                            Each Director       From Each Director
Class A

Judith A. Booth               12,405,349             103,966

Class A & B

Samuel B. Fortenbaugh III     30,169,133              39,652
Wendell M. Smith              30,049,631             159,154



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       10.15 Employment Agreement dated November 25, 1997 and effective as of July 1, 1997 between Baldwin Technology Company, Inc. and Gerald A. Nathe (filed herewith).


       10.24 Fifth Amendment to Amended and Restated Revolving Credit Agreement between Baldwin Americas Corporation and Baldwin Technology Limited (as borrowers) and Nationsbank N.A. as lender (Filed herewith).


       27   Financial Data Schedule (filed herewith).


  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended December 31, 1997.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 BALDWIN TECHNOLOGY COMPANY, INC.



                 BY  /s/William J. Lauricella
                        Vice President, Chief Financial
                             Officer and Treasurer

Dated: February 3, 1998

EXHIBIT 10.15

                 Baldwin Technology Company, Inc.
                         One Norwalk West
                        40 Richards Avenue
                        Norwalk, CT 06854
                        Tel: 203 838 7470
                        Fax: 203 852 7040



                        November 25, 1997



Mr. Gerald A. Nathe
11448 Bronzedale Drive
Oakton, VA 22124

Dear Mr. Nathe:

          This Agreement sets forth the terms of your employment with Baldwin Technology Company, Inc., a Delaware corporation (the "Company"), it supersedes our agreement dated January 31, 1994, and it is effective as of July 1, 1997.
          1. DUTIES. During the term of your employment hereunder, you shall be employed as the President and the Chief Executive Officer of the Company, and you shall direct and manage the business, affairs, and property of the Company subject to the direction of the Board of Directors of the Company (the "Board of Directors").
          2. COMPENSATION. As compensation for your services during the term of your employment hereunder:
               A. Salary. You shall be paid a salary at the annual rate of three hundred eighteen thousand dollars ($318,000) (the "base salary"), payable in appropriate installments to conform with regular payroll dates for salaried personnel of the Company.
               B. Reviews and Adjustments. As of July 1, 1998 and each succeeding July 1 during the term of your employment hereunder, your performance shall be reviewed by the Board of Directors, your attainment of mutually agreed-upon objectives shall be evaluated, and the base salary payable to you for the twelve
(12) months beginning on such July 1 may be adjusted upward (but not downward) by the Board of Directors.
               C. Incentive Compensation. During the term of your employment hereunder, and at such other times subsequent thereto as are otherwise set forth herein, you shall be paid annually, no later than ninety (90) days after the end of each fiscal year, beginning with the fiscal year ending June 30, 1998, incentive compensation which shall be determined under the Company's Executive and Key Person Cash Incentive Program.
               D. Deferred Compensation. You shall be paid, at such times as are set forth in this Agreement, deferred compensation based upon an amount equal to a range from forty percent (40%) to fifty percent (50%) of your Final Average Pay (the "Deferred Compensation"), which percent shall be set at any time, and may be set from time to time, by the Board of Directors; provided, however, that such percent shall in no event be set later than the time at which your Final Average Pay is to be determined hereunder. For purposes of this Agreement, the term "Final Average Pay" shall mean an amount equal to (i) the total of (a) the sum of the base salary and incentive compensation paid to you with respect to each of the two (2) fiscal years ending immediately preceding the fiscal year in which you become entitled to the Deferred Compensation, plus (b) the base salary and incentive compensation payable to you at the time that you become entitled to the Deferred Compensation (annualized to twelve (12) months), (ii) divided by three (3). The amount of the foregoing percent (as so determined by the Board of Directors) of your Final Average Pay, when calculated, shall then be restated to a monthly amount by dividing such amount by twelve (12) (the "Monthly Amount"), and the Monthly Amount shall be paid monthly, to you or your estate, as the case may be, beginning on the day set forth in this Agreement, for a period of one hundred eighty (180) months or the period ending with the month of your death, whichever is longer. In this regard, if you die after the date on which you first become entitled to payment of the Deferred Compensation, whether or not the first payment of the Monthly Amount has been made, and prior to the payment of the Monthly Amount for one hundred eighty (180) months, the Monthly Amount shall be paid monthly for the balance of such one hundred eighty (180) month period to the beneficiary or beneficiaries designated by you in writing to the Company, or, if none are designated, to your estate. Effective July 1, 1997 the amount of Deferred Compensation has vested to the extent of seventy percent (70%), as of July 1, 1998 it shall vest to the extent of eighty percent (80%), as of July 1, 1999 it shall vest to the extent of ninety percent (90%), and as of July 1, 2000 it shall vest to the extent of one hundred percent (100%) so that as of the latter date the full amount determined by the above formula shall be due and payable in the instances as set forth elsewhere in this Agreement.
          3.  CLASS A STOCK AND CLASS B STOCK.
               A.  Class A Stock.
                    (i)  The Company shall issue or transfer to
you, at such times when you have earned them and at no cost to you, a total of one hundred sixty thousand (160,000) shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Stock") in four (4) equal installments of forty thousand (40,000) shares each. You will be deemed to have earned the first of the four (4) installments of forty thousand (40,000) shares of Class A Stock on a date when the closing price of the Class A Stock on the American Stock Exchange (the "Fair Market Value") reaches seven and 875/1,000 dollars ($7.875); each of the three (3) subsequent installments of Class A Stock shall similarly be deemed to be earned by you when the Fair Market Value of the Class A Stock increases by an additional two dollars ($2.00) per share over the Fair Market Value at which the previous installment was earned. A stock certificate for the Class A Stock so earned shall be issued and delivered to you within fifteen (15) days of the date such stock was deemed to be earned by you.
                    (ii)  In the event of a reorganization,
recapitalization, change of shares, stock split, spinoff, stock dividend, reclassification, subdivision or combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of capital stock of the Company, the number of shares and increase in price of the Fair Market Value as stated in Paragraph 3A(i) hereof shall be adjusted appropriately.
                    (iii) With regard to each installment of the Class A Stock issued under Paragraph 3A(i) hereof, the Company grants to you the right to require the Company to include the Class A Stock issued to you in any registration statement that the Company may file in the future (such right to be known as the "Piggy-Back Registration Rights"). In the event the Company does not file and cause to become effective a registration statement subsequent to your earning each installment of the Class A Stock as outlined in Paragraph 3A(i) hereof on which you could have exercised your Piggy-Back Registration Rights, the Company further grants to you a one-time right to demand that the Company file and cause to become effective a registration statement for each installment of the Class A Stock issued to you under
Paragraph 3A(i) hereof, by written notice to the Company (such right to be known as the "Demand Registration Right"). In the event you notify the Company of your exercise of a Demand Registration Right, the Company shall use its best efforts to have a registration statement with respect to the Class A Stock issued under Paragraph 3A(i) hereof prepared, filed, and declared effective by the Securities and Exchange Commission as soon as practicable. Notwithstanding anything in this Paragraph 3A(iii) to the contrary, the Company shall not be required to file a registration statement during the period between (a) the date on which its financial statements for any fiscal year become available and (b) the date on which it is required to file an annual report with respect to such fiscal year on Form 10-K under the Securities Exchange Act of 1934; provided, however, that the Company shall during such period be required to continue to use its best efforts to prepare such registration statement for filing and to file such registration statement as soon as possible after the date described in clause (b) above. Your right to exercise each Demand Registration Right shall expire, respectively, on or before the earlier of (c) the date the Company files and causes to become effective a registration statement on which you could have exercised your PiggyBack Registration Right for each installment of Class A Stock issued under Paragraph 3A(i) hereof, or (d) three (3) years after the date each installment of shares of the Class A Stock is issued to you under Paragraph 3A(i) hereof.
               B. Class B Stock. In order to facilitate your purchase of three hundred fifteen thousand one hundred forty-four (315,144) shares of the Company's Class B Common Stock, par value $.01 per share (the "Class B Stock"), the Company loaned to you one million eight hundred seventeen thousand three hundred twenty-one dollars and sixteen cents ($1,817,321.16) (the "Loan"). The Loan
(i) bears interest, payable annually, at a rate equal to the Company's borrowing rate (as adjusted quarterly) on its U.S. short-term banking facilities, and (ii) requires pledging by you of the Class B Stock (until sold in part or in full as described in this Paragraph 3B). Except in the event of the termination of your employment under Paragraph 9C hereof, the Loan shall be amended to require repayment by you no later than six (6) months after the last day of your employment by the Company; provided, however, in case of your death repayment shall be required no later than one
(1) year after such date. Notwithstanding anything to the contrary contained in this Paragraph 3B, at any time that you sell any of the shares of Class B Stock while any amount of the Loan remains unpaid, you shall, within five (5) days of receipt of the funds from such sale, pay to the Company, in repayment of part or all, as the case may be, of the Loan, an amount equal to five dollars and seventy-seven cents ($5.77) times the number of shares of the
Class B Stock so sold, but not in excess of the unpaid balance of the Loan, plus interest, as set forth in this Paragraph 3B, on the amount so repaid to the extent that such interest accrued to the date of such repayment.
          4.  LIFE INSURANCE.
               A.  Your Insurance. During the term of your
employment hereunder, the Company shall continue to pay the premiums on an existing contract of life insurance on your life in the amount of five hundred thousand dollars ($500,000), which contract is currently owned by your spouse.
               B. The Company's Insurance. The Company is the beneficiary of a contract of life insurance on your life in the amount of one million dollars ($1,000,000), which contract is owned by the Company. Upon your death, and the Company's receipt of the proceeds of such policy, the Company shall apply up to five hundred thousand dollars ($500,000) of such proceeds toward payment of the unpaid balance of the Loan, plus interest on such payment accrued to the date of such payment.
          5. REIMBURSEMENT OF EXPENSES. In addition to the compensation provided for herein, the Company shall reimburse to you, or pay directly, all reasonable expenses incurred by you in connection with the business of the Company, and its subsidiaries and affiliates, including but not limited to business-class travel if overseas, reasonable accommodations, and entertainment, subject to documentation in accordance with the Company's policy. In this connection, it is understood that certain business of the Company will require the presence of your spouse, and this Paragraph 5 applies as well to such expenses relating to her.
          6.  EXTENT OF SERVICES.
               A. In General. During the term of your employment hereunder you shall devote your best and full-time efforts to the business and affairs of the Company.
               B. Limitation on Other Services. During the term of your employment hereunder, you shall not undertake employment with, or participate in, the conduct of the business affairs of any other person, corporation, or entity, except at the direction or with the written approval of the Board of Directors; provided, however, that this Paragraph 6B shall not apply to the affairs of your family's farming and ranching activities in Montana and the States and Canadian Provinces adjoining Montana.
               C. Personal Investments. Nothing herein shall preclude you from having, making, or managing personal investments which do not involve your active participation in the affairs of the entities in which you so invest, but, unless approved in writing by the Board of Directors, during the term of your employment hereunder, you shall not have more than a one percent (1%) ownership interest in any entity which is directly competitive with any business conducted by the Company at that time. The phrase "conducted by the Company" as used in this Paragraph 6C and in Paragraph 13 hereof shall mean the business conducted by the Company or by any corporation or other entity in which the Company owns stock possessing fifty percent (50%) or more of the stock (either voting or non-voting) in such corporation or fifty percent (50%) or more of the equity interests (either voting or non-voting) in such other entity (a "Subsidiary").
          7. LOCATION. Your duties hereunder shall be performed for the Company worldwide, with particular emphasis in the Company's office in Norwalk, CT.
          8.  VACATION; OTHER BENEFITS.
               A. Vacation. During the term of your employment hereunder, you shall be entitled to a vacation or vacations, with pay, totalling four (4) weeks in each fiscal year. You may accumulate up to twelve (12) weeks vacation, but not more than three (3) weeks from any single prior year. Any such accumulated vacation may be used in any subsequent year or years in addition to the four (4) weeks of vacation to which you are entitled for each such year.
               B. The Company's Benefit Plans. During the term of your employment hereunder, you shall be eligible for inclusion, to the extent permitted by law, as a full-time employee of the Company or any Subsidiary, in any and all (i) pension, profit sharing, savings, and other retirement plans and programs as in effect at the time, (ii) life and health (medical, dental, hospitalization, short-term and long-term disability) insurance plans and programs as in effect at the time, (iii) stock option and stock purchase plans and programs as in effect at the time, (iv) accidental death and dismemberment protection plans and programs as in effect at the time, (v) travel accident insurance plans and programs as in effect at the time, and (vi) other plans and programs at the time sponsored by the Company or any Subsidiary for employees or executives generally as in effect at the time, including any and all plans and programs that supplement any or all of the foregoing types of plans or programs (except for any annual bonus plan, other than the incentive compensation payable under Paragraph 2C hereof, for employees in general).
               C. Automobile, Club, and Professional Services. During the term of your employment hereunder, (i) the Company shall provide an automobile for your continued business use pursuant to the arrangement between you and the Company that was in effect immediately prior to the effective date of this Agreement, (ii) the Company shall pay dues, not in excess of five thousand dollars ($5,000), for your membership at a social club of your choice, and
(iii) the Company shall reimburse to you, or pay directly, upon submission by you to the Company of statements for services, the amounts payable by you to any person or persons of your choice that you retain to advise you with regard to financial, investment, and tax matters; provided, however, that such reimbursement or payment shall not exceed ten thousand dollars ($10,000) per fiscal year beginning with the fiscal year ending June 30, 1998.
               D. Post-Termination Benefits. In addition to any other payments and benefits provided in this Agreement, effective with the termination of your employment by the Company without cause, you shall be entitled to (i) continued medical and dental benefits for a period of two (2) years from the effective date of your termination or until you secure other employment, whichever occurs first, and (ii) reimbursement of reasonable expenses incurred by you in connection with job search services.
          9.  TERMINATION OF EMPLOYMENT.
               A. Termination by the Company Without Cause. The Company may, without cause, terminate your employment hereunder at any time upon ten (10) or more days' written notice to you. In the event your employment is terminated under this Paragraph 9A, the Company shall pay to you the following:
                    (i) A single lump sum payment, no later than the last day of your employment, of:
                         (a) Any accrued but unpaid salary set
forth in Paragraph 2A hereof (as adjusted by Paragraph 2B hereof), including salary in respect of any accrued and accumulated vacation, due to you at the date of such termination;
                         (b) Any amounts owing, but not yet paid,
pursuant to Paragraph 5 hereof; and
                         (c) An amount equal to the product of two
and nine-tenths (2.9) times your "base salary" under Paragraph 2A hereof (as adjusted by Paragraph 2B hereof);
                    (ii) A single lump sum payment of any accrued but unpaid incentive compensation set forth in Paragraph 2C hereof due to you at the date of such termination for the fiscal year ending immediately prior to the date of such termination, which shall be paid no later than ninety (90) days after the end of such fiscal year;
                    (iii)  A single lump sum payment of any
incentive compensation set forth in Paragraph 2C hereof earned in the fiscal year of the termination of your employment, which incentive compensation shall be determined on the basis of the Company's operations through June 30 of such fiscal year, shall be pro-rated through the last day of your employment, and shall be paid no later than ninety (90) days after the end of such fiscal year; and
                    (iv) If and to the extent vested, the Deferred Compensation as set forth in Paragraph 2D hereof, with payment of the Monthly Amount beginning on the first day of the month immediately succeeding the last day of your employment.
          The Company shall have no further obligation to you under
this  Agreement and you  shall have  no further   obligation to the
Company under this Agreement except as provided in Paragraph 12 and Paragraph 13 hereof.
               B.  Termination by Mutual Consent.  You may
terminate your employment hereunder at any time with the written consent of the Company. In the event your employment is terminated under this Paragraph 9B, the Company shall pay to you the following:
                    (i) A single lump sum payment, no later than
the last day of your employment, of:
                         (a)  Any accrued but unpaid salary set
forth in Paragraph 2A hereof (as adjusted by Paragraph 2B hereof), including salary in respect of any accrued and accumulated vacation, due to you at the date of such termination;
                         (b)  Any amounts owing, but not yet paid,
pursuant to Paragraph 5 hereof; and
                         (c)  An amount equal to your annual "base
salary" under Paragraph 2A hereof (as adjusted by Paragraph 2B hereof);
                    (ii) A single lump sum payment of any accrued but unpaid incentive compensation set forth in Paragraph 2C hereof due to you at the date of such termination for the fiscal year ending immediately prior to the date of such termination, which shall be paid no later than ninety (90) days after the end of such fiscal year;
                    (iii)  A single lump sum payment of any
incentive compensation set forth in Paragraph 2C hereof earned in the fiscal year of the termination of your employment, which incentive compensation shall be determined on the basis of the Company's operations through June 30 of such fiscal year, shall be pro-rated through the last day of your employment, and shall be paid no later than ninety (90) days after the end of such fiscal year; and
               (iv) If and to the extent vested, the Deferred Compensation as set forth in Paragraph 2D hereof, with payment of the Monthly Amount beginning on the first day of the month immediately succeeding the last day of your employment.
          The Company shall have no further obligation to you under this Agreement and you shall have no further obligation to the Company under this Agreement except as provided in Paragraph 12 and Paragraph 13 hereof.
               C. Termination by the Company With Cause. The Company may for cause terminate your employment hereunder at any time by written notice to you. For purposes of this Agreement, the term "cause" shall mean (1) a failure by you to remedy either (a)
a continuing neglect in the performance of your duties under this Agreement, or (b) any action taken by you that seriously prejudices the interests of the Company, in either event within ten (10) days of the Company's written notice to you of such neglect or action, or (2) your conviction of a felony. In the event of the termination of your employment hereunder for cause, the Company shall pay to you the following:
                  (i) A single lump sum payment, no later than
ten (10) days after the last day of your employment, of
                         (a)  Any accrued but unpaid salary set
forth in Paragraph 2A hereof (as adjusted by Paragraph 2B hereof), including salary in respect of any accrued and accumulated vacation, due to you at the date of such termination; and
                         (b)  Any amounts owing, but not yet paid,
pursuant to Paragraph 5 hereof;
                    (ii) A single lump sum payment of any accrued but unpaid incentive compensation set forth in Paragraph 2C hereof due to you at the date of such termination for the fiscal year ending immediately prior to the date of such termination, which shall be paid no later than ninety (90) days after the end of such fiscal year; and
                    (iii)  If and to the extent vested, the
Deferred Compensation as set forth in Paragraph 2D hereof, with payment of the Monthly Amount beginning on the first day of the month immediately succeeding the last day of your employment. You shall forfeit the incentive compensation set forth in Paragraph 2C hereof for the fiscal year in which such termination occurs.
          The Company shall have no further obligation to you under this Agreement and you shall have no further obligation to the Company under this Agreement except as provided in Paragraph 12 and Paragraph 13 hereof.
               D. Events. If any of the following described events occurs during the term of your employment hereunder, you may terminate your employment hereunder by written notice to the Company either prior to, or not more than six (6) months after, the happening of such event. In such event, your employment hereunder will be terminated effective as of the later of ten (10) days after the notice or ten (10) days after the event, and the Company shall make to you the same payments that the Company would have been obligated to make to you under Paragraph 9A hereof if the Company had terminated your employment hereunder effective on such date. The events, the occurrence of which shall permit you to terminate your employment hereunder under this Paragraph 9D, are as follows:
                    (i)    The removal of you or the election of
any other person as the President or the Chief Executive Officer of the Company; provided, however, that you shall not have approved such removal or such election, in your capacity as a director, by voting for such removal or such election.
                    (ii)    Any merger or consolidation by the
Company with or into any other entity or any sale by the Company of substantially all of its assets; provided, however, that you shall not have approved such transaction, in your capacity as a director, by voting for it.
                    (iii)   Any change of a majority of the
directors of the Company occurring within any thirteen (13) month period, or the acquisition by a single person or entity or a related group of persons or entities, of shares of any class or classes of voting stock of the Company representing twenty-five percent (25%) or more of the total votes entitled to be cast by all of the then outstanding shares of all classes of voting stock of the Company; provided, however, that you shall not have approved such change in directors or acquisition, in your capacity as a shareholder or director, by voting for any of such new directors or for such acquisition, and that there shall be excluded from any such calculation of percentage of ownership all stock held by any officer of the Company on the effective date of this Agreement.
                    (iv) The adoption by the Company of any plan of liquidation providing for the distribution of all or substantially all of its assets; provided, however, that you shall not have approved the adoption of such plan, in your capacity as a director, by voting for it.
                    (v) The failure by the Company to observe or comply in any material respect with any of the provisions of this Agreement, including a material diminution in your duties, or the assignment to you of duties that are materially inconsistent with your duties or that materially impair your ability to function as the President or the Chief Executive of the Company if such failure has not been cured within thirty (30) days after written notice thereof has been given by you to the Company.
               E. Disability or Death. If you should suffer a Permanent Disability, the Company may terminate your employment hereunder upon ten (10) or more days' prior written notice to you. For purposes of this Agreement, a "Permanent Disability" shall be deemed to have occurred only when you are qualified for benefits under the Company's or a Subsidiary's Long Term Disability Insurance Policy. In the event of the termination of your employment hereunder by reason of Permanent Disability or death at any time, the Company shall pay:
                    (i) In the case of Permanent Disability only, to you, in conformity with regular payroll dates for salaried personnel of the Company, an amount equal to fifty percent (50%) of the base salary you were receiving at the date of such termination under Paragraph 2A hereof (as adjusted by Paragraph 2B hereof), payable through August 5, 2003, at which time monthly payments of the Deferred Compensation set forth in Paragraph 2D hereof shall begin; provided, however, that the amount payable under this Paragraph 9E(i) (but not the Deferred Compensation payments) shall be reduced to the extent of any payments made to you through any Company-sponsored group disability plan;
                    (ii) To you or your legal representative, or any beneficiary or beneficiaries designated by you in writing to the Company, a single lump sum payment of:
                         (a)  No later than ten (10) days after the
last day of your employment, any accrued but unpaid salary set forth in Paragraph 2A hereof (as adjusted by Paragraph 2B hereof), including salary in respect of any accrued and accumulated vacation, due to you at the date of such termination;
                         (b)  No later than ten (10) days after the
last day of your employment, any amounts owing, but not yet paid, pursuant to Paragraph 5 hereof;
                         (c)  A single lump sum payment of any
accrued but unpaid incentive compensation as set forth in Paragraph 2C hereof due to you at the date of such termination for the fiscal year ending immediately prior to the date of such termination, which shall be paid no later than ninety (90) days after the end of such fiscal year; and
                         (d) Any incentive compensation set forth
in Paragraph 2C hereof earned in the fiscal year in which the termination of your employment occurs, which incentive compensation shall be determined on the basis of the Company's operations through June 30 of such fiscal year, and shall be pro-rated through the last day of your employment, and shall be paid no later than ninety (90) days after the end of such fiscal year; and
                    (iii) In the case of death only, to your legal representative, or any beneficiary or beneficiaries designated by you in writing, the vested portion of the Deferred Compensation set forth in Paragraph 2D hereof, with payment of the Monthly Amount beginning on the first day of the month immediately succeeding the last day of your employment.
          The Company shall have no further obligation to you under this Agreement and you shall have no further obligation to the Company under this Agreement except as provided in Paragraph 12 and Paragraph 13 hereof.
               F. No Excess Parachute Payments. Notwithstanding anything to the contrary contained in this Agreement, if the Company obtains a written opinion of its tax counsel ("Tax Counsel") to the effect that there exists a material possibility that any payment to which you would (but for the application of this Paragraph 9F) be entitled under this Agreement, would (but for such application) be treated as an "excess parachute payment" (as defined in Section 280G(b) of the Internal Revenue Code and the Treasury Regulations promulgated thereunder):
                    (i)  Unless you and the Company agree to an
alternative amendment of this Agreement that satisfies the requirements of Paragraph 9F(ii) hereof, this Agreement shall be amended by reducing the payments to which you are entitled hereunder, in the order specified in the last sentence of this Paragraph 9F, to the extent necessary so that, in the opinion of Tax Counsel, there does not exist a material possibility that any payment to which you are entitled under this Agreement (as so amended) will be treated as an excess parachute payment; or
                    (ii)  If you and the Company agree to amend
this Agreement by modifying the amount and/or timing of the payments to which you are entitled hereunder in a manner other than that specified in Paragraph 9F(i) hereof, and if, in the opinion of Tax Counsel, there does not exist a material possibility that any payment to which you are entitled under this Agreement (as so amended) will be treated as an excess parachute payment, this Agreement shall be so amended. An amendment to this Agreement pursuant to Paragraph 9F(i) hereof shall reduce, first, the Deferred Compensation (and, concomitantly, the Monthly Amount), second (if applicable), the amount payable under Paragraph 9A(i)(c) hereof by virtue of your election under Paragraph 9D hereof to treat an event described therein as constituting the termination of your employment, and third, on a pro-rata basis, all other amounts (other than amounts payable pursuant to Paragraph 5 hereof, which shall in any event be paid in full) to which you are entitled hereunder.
               G. Retirement. If not previously terminated under any of the previously outlined provisions, your employment hereunder shall terminate when you retire from full-time employment with the Company, which shall occur no earlier than August 5, 2003, at which time the Company shall pay to you the following:
                    (i) A single lump sum payment, no later than the last day of your employment, of:
                         (a)  Any accrued but unpaid salary set
forth in Paragraph 2A hereof (as adjusted by Paragraph 2B hereof), including salary in respect of any accrued and accumulated vacation, due to you at the date of such termination; and
                         (b)  Any amounts owing, but not yet paid,
pursuant to Paragraph 5 hereof;
                    (ii) A single lump sum payment of any accrued but unpaid incentive compensation as set forth in Paragraph 2C hereof due to you at the date of such termination for the fiscal year ending immediately prior to the date of such termination, which shall be paid no later than ninety (90) days after the end of such fiscal year;
                     (iii)  A single lump sum payment of any
incentive compensation set forth in Paragraph 2C hereof earned in the fiscal year of the termination of your employment, which incentive compensation shall be determined on the basis of the Company's operations through June 30 of such fiscal year, and shall be pro-rated through the last day of your employment, and shall be paid no later than ninety (90) days after the end of such fiscal year; and
                    (iv) The Deferred Compensation as set forth in Paragraph 2D hereof, with payment of the Monthly Amount beginning on the first day of the month immediately succeeding the last day of your employment.
          The Company shall have no further obligation to you under this Agreement and you shall have no further obligation to the Company under this Agreement except as provided in Paragraph 12 and Paragraph 13 hereof.
          10. SOURCE OF PAYMENTS. All payments provided for hereunder shall be paid from the general funds of the Company. The Company may, but shall not be required to, make any investment or investments whatsoever, including the purchase of a life insurance contract or contracts on your life, to provide it with funds to satisfy its obligations hereunder; provided, however, that neither you nor your beneficiary or beneficiaries, nor any other person, shall have any right, title, or interest whatsoever in or to any such investment or contracts. If the Company shall elect to purchase a life insurance contract or contracts on your life to provide the Company with funds to satisfy its obligations hereunder, the Company shall at all times be the sole and complete owner and beneficiary of such contract or contracts, and shall have the unrestricted right to use all amounts and to exercise all options and privileges thereunder without the knowledge or consent of you, your beneficiary or beneficiaries, or any other person, it being expressly agreed that neither you, any such beneficiary or beneficiaries, nor any other person shall have any right, title, or interest whatsoever in or to any such contract or contracts. Notwithstanding anything to the contrary contained in this Paragraph 10, if the Company purchases any such contract or contracts, you shall have the right, upon the termination of your employment by the Company to purchase as soon after such termination as possible any one or more of such contracts for an amount equal to the cash surrender value thereof; provided, however, that you notify the Company in writing of your intention to make any such purchase no later than thirty (30) days subsequent to such termination.
          11. ENFORCEMENT OF RIGHTS. Nothing in this Agreement, and no action taken pursuant to its terms, shall create or be construed to create a trust or escrow account of any kind, or a fiduciary relationship between the Company and you, your beneficiary or beneficiaries, or any other person. You, your beneficiary or beneficiaries, and any other person or persons claiming a right to any payments or interests hereunder shall rely solely on the unsecured promise of the Company, and nothing herein shall be construed to give you, your beneficiary or beneficiaries, or any other person or persons, any right, title, interest, or claim in or to any specific asset, fund, reserve, account, or property of any kind whatsoever owned by the Company or in which it may have any right, title, or interest now or in the future, but you or your beneficiary or beneficiaries shall have the right to enforce a claim for benefits hereunder against the Company in the same manner as any unsecured creditor. Notwithstanding anything to the contrary set forth in this Paragraph 11, the Company agrees to consider the feasibility of paying to a so-called "rabbi trust," as described in the Internal Revenue Service's Revenue Procedure 92-64, the amounts necessary for the Company to fund the Deferred Compensation set forth in Paragraph 2D hereof.
          12. INVENTIONS AND CONFIDENTIAL INFORMATION. So long as you shall be employed by the Company, you agree promptly to make known to the Company the existence of any and all creations, inventions, discoveries, and improvements made or conceived by you, either solely or jointly with others, during the term of this Agreement and for three (3) years thereafter, and to assign to the Company the full exclusive right to any and all such creations, inventions, discoveries, and improvements relating to any subject matter with which the Company is now or shall become concerned, or relating to any other subject matter if made with the use of the Company's time, materials, or facilities. To the fullest extent permitted by law, any of the foregoing inventions shall be considered as "work-made-for-hire" and the Company shall be the
owner thereof.   You further agree, without charge to the Company
but at its expense, if requested to do so by the Company, to execute, acknowledge, and deliver all papers, including applications or assignments for patents, trademarks, and copyrights, and papers relating thereto, as may be considered by the Company to be necessary or desirable to obtain or assign to the Company any and all patents, trademarks, or copyrights for any and all such creations, inventions, discoveries, and improvements in any and all countries, and to vest title thereto in the Company in all such creations, inventions, discoveries, and improvements as indicated above conceived during your employment by the Company, and for three (3) years thereafter. You further agree that you will not disclose to any third person any trade secrets or proprietary information of the Company, or use any trade secrets or proprietary information of the Company in any manner, except in the pursuit of your duties as an employee of the Company, and that you will return to the Company all materials (whether originals or copies) containing any such trade secrets or proprietary information (in whatever medium) on termination of your employment by the Company. The obligations set forth in this Paragraph 12 shall survive the termination of your employment hereunder. This Paragraph 12 replaces the agreement executed by you on January 5, 1993, which prior agreement is now null and void.
          13. RESTRICTIVE COVENANT. For a period of three (3) years after the termination of your employment by the Company, you shall not, in any geographical location at which there is at that time business conducted by the Company which was conducted by the Company at the date of such termination, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with, the ownership, management, operation, or control of any business similar to or competitive with such business conducted by the Company without the written consent of the Company; provided, however, that you may have an ownership interest of up to one percent (1%) in any entity, notwithstanding that such entity is directly competitive with any business conducted by the Company at the date of such termination.
          14. LEGAL FEE. The Company shall reimburse to you, or pay directly, upon submission in either event to the Company of a statement for services, the amount payable by you to any attorney of your choice that you have retained to advise you with regard to this Agreement; provided, however, that such reimbursement or payment shall not exceed ten thousand dollars ($10,000).
          15. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement, or the breach or asserted breach thereof, shall be settled by arbitration to be held in New York, New York in accordance with the rules then obtaining of the American Arbitration Association, and the judgment upon the award rendered may be entered in any court having jurisdiction thereof. The arbitrator shall determine which party shall bear the costs of such arbitration, including attorneys' fees.

          16. NON-ASSIGNABILITY. Your rights and benefits hereunder are personal to you, and shall not be alienated, voluntarily or involuntarily, assigned or transferred.
          17. BINDING EFFECT. This Agreement shall be binding upon the parties hereto, and their respective assigns, successors, executors, administrators, and heirs. In the event the Company becomes a party to any merger, consolidation, or reorganization, this Agreement shall remain in full force and effect as an obligation of the Company or its successors in interest. None of the payments provided for by this Agreement shall be subject to seizure for payment of any debts or judgments against you or your beneficiary or beneficiaries, nor shall you or any such beneficiary or beneficiaries have any right to transfer or encumber any right or benefit hereunder; provided, however, that the undistributed portion of the Deferred Compensation shall at all times be subject to set-off by the Company for debts owed by you to the Company.
          18. ENTIRE AGREEMENT. This Agreement contains the entire agreement relating to your employment by the Company. It may not be changed orally, and may be changed only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, deletion, or revocation is sought. Our agreement dated January 31, 1994 is now null and void.
          19. NOTICES. All notices and communications hereunder shall be in writing, sent by certified or registered mail, return receipt requested, postage prepaid; by facsimile transmission, time and date of receipt noted thereon; or by hand-delivery properly receipted. The actual date of receipt as shown by the receipt therefor shall determine the time at which notice was given. All payments required hereunder by the Company to you shall be sent postage prepaid, or, at your election, shall be transferred to you electronically to such bank as you designate in writing to the Company, including designation of the applicable electronic address. The foregoing items (other than any electronic transfer to you) shall be addressed as follows (or to such other address as the Company and you may designate in writing from time to time):
To the Company:                    To you:

Baldwin Technology Company, Inc.   Gerald A. Nathe
One Norwalk West                   11448 Bronzedale Drive
40 Richards Avenue                 Oakton, VA 22124
Norwalk, CT 06854                  Facsimile: 703-264-0670
Facsimile: 203-852-7040

          20. NEW YORK LAW TO GOVERN. This Agreement shall be governed by, and construed and enforced according to, the domestic laws of the State of New York without giving effect to the principles of conflict of laws thereof.
                              Very truly yours,

                              BALDWIN TECHNOLOGY COMPANY, INC.




                              By: /s/W.J. Lauricella
                                  Vice-President
AGREED TO AND ACCEPTED:

/s/Gerald A. Nathe 11/25/97
Gerald A. Nathe
H:\MAS\Nathe\employag.97

EXHIBIT 10.24
FIFTH AMENDMENT TO
AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

THIS FIFTH AMENDMENT TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT (this "Amendment Agreement") is made and entered into as of this 31st day of December, 1997, by and among BALDWIN AMERICAS CORPORATION, a Delaware corporation ("BAM"), BALDWIN TECHNOLOGY LIMITED, a Bermuda corporation ("BTL"and together with BAM, the "Borrowers"), BALDWIN TECHNOLOGY COMPANY, INC., a Delaware corporation ("Baldwin" and together with the Borrowers, the "Credit Parties"), EACH OF THE GUARANTORS PARTY HERETO (the "Guarantors"), NATIONSBANK, N.A., a national bank-ing association (formerly known as NationsBank of North Carolina, National Association), as Agent (the "Agent") for the lenders (the "Lenders") party to the Credit Agreement (defined below), NATIONSBANK, N.A., as Lender ("Nations Bank"), and BANKBOSTON, N.A., successor by merger to Bank of Boston Connecti-cut, as Lender ("BankBoston").

                       W I T N E S S E T H:

    WHEREAS, the Credit Parties, the Lenders and the Agent have entered into that certain Amended and Restated Revolving Credit Agreement dated as of De-cember 31, 1995 (as amended, the "Credit Agreement"), pursuant to which the Lenders have agreed to make certain revolving credit loans to the Borrowers; and

    WHEREAS, the parties hereto desire to further amend the Credit Agreement in the manner herein set forth;

    NOW, THEREFORE, the parties hereby agree as follows:

    1. Definitions. The term "Credit Agreement" or "Agreement" (as the case may be) as used herein and in the Loan Documents shall mean the Credit Agreement as hereby amended and modified, and as further amended, modified or supplemented from time to time as permitted thereby. Unless the context otherwise requires, all terms used herein without definition shall have the definitions provided therefor in the Credit Agreement.

    2. Amendments. Subject to the conditions hereof, the Credit Agreement is hereby amended, effective as of the date hereof, as follows:

         (a)  The definition of "Revolving Credit Termination Date" in
    Section 1.1 of the Credit Agreement is hereby deleted in its entirety and the following is inserted in replacement thereof:

              "Revolving Credit Termination Date" means the earlier to occur of (i) the fourth anniversary of the Closing Date, or
         (ii) any other date upon which the Total Commitment shall terminate in accordance with the terms hereof;

         3. Guarantors. Each Guarantor has joined in the execution of this Amendment Agreement for the purpose of (i) agreeing to the amendments to the Credit Agreement contained herein and (ii) confirming and ratifying its guar-antee of payment of all the Obligations pursuant to the Guaranty.

     4. Representations and Warranties. Each Credit Party hereby certifies that:

              (a) The representations and warranties made by each Credit Party in Article VI of the Credit Agreement are true on and as of the date hereof, with the same effect as though such representations and warranties were made on the date hereof, except to the extent that such representations and warranties expressly relate to an earlier date or schedules referred to therein have changed due to the sale of Misomex.

              (b) There has been no material change in the condition, financial or otherwise, of Baldwin, any Borrower or any of their respective Subsidiaries since the date of the most recent financial reports of Baldwin and the Borrowers received by each Lender under
         Section 7.1 of the Credit Agreement;

              (c) The business and properties of each Credit Party and any of their respective Subsidiaries are not, and since the date of the most recent financial reports of Baldwin and the Borrowers received by each Lender under Section 7.1 of the Credit Agreement have not been, adversely affected in any substantial way as the result of any fire, explosion, earthquake, accident, strike, lockout, combination of workmen, flood, embargo, riot, activities of armed forces, war or acts of God or the public enemy, or cancellation or loss of any major contracts; and

              (d) No event has occurred and no condition exists which, upon the consummation of the transaction contemplated hereby, will constitute a Default or an Event of Default on the part of any Credit Party under the Credit Agreement or any other Loan Document either immediately or with the lapse of time or the giving of notice, or both.

     5. Conditions Precedent. The effectiveness of this Agreement is subject to the receipt by the parties hereto of the following:

     (a) The Agent shall have received, in form and substance satisfactory to it:

          (i) five (5) counterparts of this Agreement duly executed by all signatories hereto together with all Annexes hereto;

          (ii) six (6) counterparts of an Officer's Certificate from the secretary or assistant secretary of each Credit Party, dated as of the date hereof, certifying (A) as to the resolutions of the boards of directors or other appropriate governing body (or of the appropriate committee thereof) of such Credit Party approving and adopting the amendments to the Credit Agreement contemplated hereby and this Agreement and authorizing the execution and delivery thereof, (B) as to the specimen signatures of officers of each Credit Party executing this Agreement on behalf of such Credit Party and (c) that the charter documents and bylaws of each Credit Party are unchanged since the date last certified by the Secretary of State of its state of organization;

          (iii) six (6) counterparts of an Officer's Certificate from the secretary or assistant secretary of each Guarantor, dated as of the date hereof, certifying (A) as to the resolutions of the boards of directors or other appropriate governing body (or of the appropriate committee thereof) of such Guarantor approving and adopting the amendments to the Credit Agreement contemplated hereby and this Agreement and authorizing the execution and delivery hereof, (B) as to the specimen signatures of officers of such Guarantor executing this Agreement on behalf of such Guarantor and
          (c) that the charter documents and bylaws of such Guarantor are unchanged since the date last certified by the Secretary of State (or other appropriate governmental authority) of its state of organization;

          (iv) copies of all additional agreements, instruments and documents which the Lender may reasonably request, such documents, when appropriate, to be certified by appropriate governmental authorities.

    (b) All proceedings of the Credit Parties and the Guarantors relating to the matters provided for herein shall be satisfactory to the Lender and its counsel.

6. Entire Agreement. This Amendment Agreement sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter.

7. Full Force and Effect of Agreement. Except as hereby specifically amended, modified or supplemented, the Credit Agreement and all of the other Loan Documents are hereby confirmed and ratified in all respects and shall remain in full force and effect according to their respective terms.

8. Counterparts. This Amendment Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

9. Credit Agreement and Other Loan Documents. All references in any of the Loan Documents to the "Credit Agreement" shall mean the Credit Agreement as amended hereby.

                    [Signature pages follow.]

IN WITNESS WHEREOF, the parties hereto have caused this Amendment Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

                                  BORROWERS:

                                  BALDWIN AMERICAS CORPORATION


                                  By: /s/Ronald F. Rahe
                                  Name: Ronald F. Rahe
                                  Title: Treasurer


                                  BALDWIN TECHNOLOGY LIMITED

                                  By: /s/Gerald A. Nathe
                                  Name: Gerald A. Nathe
                                  Title: President


                                  AGENT:

                                  NATIONSBANK, N.A., as Agent for the Lenders


                                  By:  /s/Thomas J. Kane
                                  Name: Thomas J. Kane
                                  Title: Vice President


                                  LENDERS:

                                  NATIONSBANK, N.A., as Lender


                                  By: /s/Thomas J. Kane
                                  Name: Thomas J. Kane
                                  Title: Vice President

                                  BANKBOSTON, N.A., as Lender


                                  By: /s/W. Lincoln Schoff, Jr.
                                  Name: W. Lincoln Schoff, Jr.
                                  Title: Director




                                  GUARANTORS:

                                  BALDWIN TECHNOLOGY COMPANY, INC.

                                  By: /s/Gerald A. Nathe
                                  Name: Gerald A. Nathe
                                  Title: Chairman, President & CEO


                                  BALDWIN EUROPE CONSOLIDATED, INC.

                                  By: /s/William J. Lauricella
                                  Name: William J. Lauricella
                                  Title: Vice President & Treasurer


                                  BALDWIN ASIA PACIFIC CORPORATION

                                  By: /s/William J. Lauricella
                                  Name: William J. Lauricella
                                  Title: Treasurer


                                  BALDWIN TECHNOLOGY CORPORATION

                                  By: /s/Gerald A. Nathe
                                  Name: Gerald A. Nathe
                                  Title: Chairman

                                  KANSA CORPORATION

                                  By: /s/Ronald F. Rahe
                                  Name: Ronald F. Rahe
                                  Title: Treasurer & Secretary


                                  BALDWIN GRAPHIC SYSTEMS, INC.

                                  By: /s/Ronald F. Rahe
                                  Name: Ronald F. Rahe
                                  Title: Secretary, Treasurer & CFO


                                  ENKEL CORPORATION

                                  By: /s/William J. Lauricella
                                  Name: William J. Lauricella
                                  Title: Assistant Treasurer