Form 10-Q
period 1998-03-31
BALDWIN TECHNOLOGY CO INC
filed 1998-05-06
CIK 805792

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934


For quarter ended               March 31, 1998

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

          YES  X .                      NO    .



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at April 30, 1998

       Class A Common Stock
          $0.01 par value                         15,328,881

       Class B Common Stock
          $0.01 par value                          1,835,883



           Total number of pages in this document   13

                 BALDWIN TECHNOLOGY COMPANY, INC.

                              INDEX


                                                           Page
Part I    Financial Information


          Consolidated Balance Sheet -
           March 31, 1998 and June 30, 1997                                 1


          Consolidated Statement of Income -
           Three months and nine months ended
           March 31, 1998 and 1997                                          2


          Consolidated Statement of Changes in
           Shareholders' Equity - Nine months
           ended March 31, 1998                                             3


          Consolidated Statement of Cash Flows -
           Nine months ended March 31, 1998 and 1997                  4-5


          Notes to Consolidated Financial Statements                  6-7


          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      8-12


Part II   Other Information

          Item 6    Exhibits and Reports on Form 8-K                   12


Signatures                                                                  13



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





















                       PART I  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                        March 31, June 30,
                                                          1998      1997
                                  ASSETS
CURRENT ASSETS:
 Cash                                                        $  9,781  $  9,421
 Short-term securities                                             10     4,032
 Accounts receivable trade, net of allowance for
  doubtful accounts of $1,928($2,106 at June 30, 1997)         42,372    38,177
 Notes receivable, trade                                       15,007    15,051
 Inventories                                                   34,980    27,833
 Prepaid expenses and other                                     8,617    13,512
       Total current assets                                   110,767   108,026

MARKETABLE SECURITIES:
 Cost $620 ($712 at June 30, 1997)                                742       942

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                             3,098     3,136
 Machinery and equipment                                        7,117     6,732
 Furniture and fixtures                                         5,607     5,638
 Leasehold improvements                                         1,086       976
 Capital leases                                                 5,266     5,397
                                                               22,174    21,879
 Less:  Accumulated depreciation and amortization              14,842    14,334
   Net property, plant and equipment                            7,332     7,545

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $5,244 ($4,664 at
 June 30, 1997)                                                 4,921     5,279
GOODWILL, less accumulated amortization of $7,866
 ($7,368 at June 30, 1997)                                     29,714    31,452
OTHER ASSETS                                                    8,576     8,879
TOTAL ASSETS                                                 $162,052  $162,123

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                               $  5,672  $  8,312
 Current portion of long-term debt                              6,415     6,425
 Accounts payable, trade                                       15,342    15,634
 Notes payable, trade                                          12,217    11,273
 Accrued salaries, commissions, bonus and profit-sharing        7,815     7,794
 Customer deposits                                             10,935     6,439
 Accrued and withheld taxes                                     1,741     1,941
 Income taxes payable                                           3,571     5,369
 Other accounts payable and accrued liabilities                15,623    15,143
      Total current liabilities                                79,331    78,330
LONG-TERM LIABILITIES:
 Long-term debt                                                17,060    20,256
 Other long-term liabilities                                    4,849     5,275
      Total long-term liabilities                              21,909    25,531
       Total liabilities                                      101,240   103,861

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,431,683 shares issued
  (16,391,683 at June 30, 1997)                                   164       164
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                              20        20
 Capital contributed in excess of par value                    57,359    57,185
 Retained earnings                                             11,681     6,152
 Cumulative translation adjustment                             (2,566)      538
 Unrealized gain on investments net of $58 of
  deferred taxes ($117 at June 30, 1997)                           64       113
 Less:  Treasury stock, at cost:
   Class A - 1,102,802 shares (1,102,802 at June 30, 1997)
   Class B - 164,117 shares (164,117 at June 30, 1997)     (5,910)   (5,910)
     Total shareholders' equity                                60,812    58,262
COMMITMENTS                                                   ------    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $162,052  $162,123
        The accompanying notes to consolidated financial statements are an integral part of these statements.
                                   - 1 -





                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)


                             For the three months     For the nine months
                                ended March 31,          ended March 31,

                                 1998      1997          1998      1997

Net sales                           $60,199   $58,318       $163,864  $176,953
Cost of goods sold                   41,193    39,031        109,974   119,849

Gross Profit                         19,006    19,287         53,890    57,104

Operating expenses:
 General and administrative           6,272     7,291         17,837    20,321
 Selling                              4,430     5,390         13,578    16,198
 Engineering                          3,310     3,451          9,480    10,761
 Research and development             1,408     1,761          3,909     5,377
 Provision for loss on
  the disposition of
  pre-press operations (Note 3)                                         46,036
                                     15,420    17,893         44,804    98,693
Operating income (loss)               3,586     1,394          9,086   (41,589)

Other (income) expense:
 Interest expense                       678       854          2,182     2,662
 Interest income                        (87)      (97)          (401)     (305)
 Minority interest                                (73)           (97)      (73)
 Other income, net                     (562)     (669)        (1,662)   (1,596)
                                         29        15             22       688

Income (loss) before taxes            3,557     1,379          9,064   (42,277)

Provision for income taxes            1,332       634          3,535     1,729

Net income (loss)                   $ 2,225   $   745        $ 5,529  $(44,006)


Basic income (loss)
 per share                     $  0.13   $  0.04       $   0.32  $  (2.55)

Diluted income (loss)
 per share                     $  0.13   $  0.04       $   0.32  $  (2.55)

Weighted average number of
 shares:

 Basic                          17,157    17,128         17,139    17,263

 Diluted                        17,531    17,128         17,406    17,263






        The accompanying notes to consolidated financial statements are an integral part of these statements.


BALDWIN TECHNOLOGY COMPANY INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)



                                                                     Capital
                                    Class A             Class B    Contributed          Cumulative  Unrealized
                                  Common Stock       Common Stock   in Excess  Retained Translation Gain(Loss)on  Treasury Stock
                                  Shares   Amount   Shares  Amount    of Par   Earnings Adjustment  Investments   Shares   Amount
Balance at June 30, 1997        16,391,683  $164  2,000,000  $20     $57,185   $ 6,152      $538      $113    (1,266,919) $(5,910)

Net income for the nine months                                                   5,529

Stock options exercised             40,000                               174

Unrealized loss on
 available for sale
 securities, net of tax                                                                                (49)

Translation adjustment                                                                    (3,104)

Balance at March 31, 1998       16,431,683  $164  2,000,000  $20     $57,359   $11,681   $(2,566)      $ 64    (1,266,919)  $(5,910)






                                   The accompanying notes to consolidated financial statements are an integral part of these statements.


   BALDWIN TECHNOLOGY COMPANY, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)



                                                      For the nine months
                                                         ended March 31,
                                                        1998       1997
Cash Flows from operating activities:
 Income (loss) from operations                             $ 5,529    $(44,006)
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                              2,829       3,502
  Accrued retirement pay                                       458        (310)
  Provision for losses on accounts receivable                   67         287
  Provision for loss on the pre-press disposition                       46,036
  Changes in assets and liabilities net of
   effects from the disposition and
   acquisition in 1996 -
   Accounts and notes receivable, net                       (9,057)     (3,715)
   Inventories                                              (8,675)      1,440
   Prepaid expenses and other                                 (691)       (495)
   Customer deposits                                         4,809       1,202
   Accrued compensation                                        385      (1,105)
   Accounts and notes payable, trade                         3,104       1,883
   Income taxes payable                                     (1,502)     (1,174)
   Accrued and withheld taxes                                 (140)       (179)
   Other accounts payable and accrued liabilities              450       1,489
   Interest payable                                            301         532

     Net cash (used) provided by operating activities       (2,133)      5,387

Cash flows from investing activities:
 Proceeds from the pre-press disposition                     5,925
 Acquisitions of subsidiaries, net of cash acquired                       (543)
 Additions of property, net                                 (1,420)       (955)
 Additions of patents, trademarks and drawings, net           (254)       (339)
 Other assets                                                 (314)        194

   Net cash provided (used) by investing activities          3,937      (1,643)

Cash flows from financing activities:
 Long-term borrowings                                        9,806       3,765
 Long-term debt repayment                                  (12,746)     (8,599)
 Short-term borrowings                                       2,457       6,475
 Short-term debt repayment                                  (4,566)     (4,610)
 Principal payments under capital lease
  obligations                                                 (194)       (199)
 Other long-term liabilities                                   277        (561)
 Treasury stock purchased                                                 (481)
 Stock options exercised                                       174
   Net cash used by financing activities                    (4,792)     (4,210)

 Effects of exchange rate changes                             (674)       (655)

 Net decrease in cash and
  cash equivalents                                          (3,662)     (1,121)

 Cash and cash equivalents at beginning of year             13,453       9,794

 Cash and cash equivalents at end of period                $ 9,791     $ 8,673




        The accompanying notes to consolidated financial statements are an integral part of these statements.




                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


Supplemental disclosures of cash flow information:

                                                      For the nine months
                                                        ended March 31,
                                                        1998      1997
                                                      (in thousands)
Cash paid during the period for:
    Interest                                           $ 1,881   $ 2,130
    Income taxes                                       $ 5,333   $ 3,361

Supplemental schedule of non-cash investing and financing activities:

For the nine months ended March 31, 1998:

There were no significant non-cash transactions for the nine months ended
March 31, 1998.

The Company entered into capital lease agreements of $77,826 for the nine months ended March 31, 1998.


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

Patent costs of $693,000 that were capitalized and were recorded in other assets have been realized as royalties at March 31, 1997.

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

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.
Operating results for the three month and nine month periods ended March
31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

     All significant intercompany transactions have been eliminated in
consolidation.   The Company adopted Statement of Financial Accounting
Standards No. 128 "Earnings per Share" (FAS 128) on December 31, 1997.
Accordingly, for the three and nine month periods ended March 31, 1998 and
1997, net income was divided by the weighted average number of common shares outstanding in order to calculate basic earnings per share and net income was divided by the total of the weighted average number of common shares outstanding and common stock equivalents in order to calculate diluted earnings per share.  Common stock equivalents for the three month periods ended March 31, 1998 and 1997 consisted of 374,422 shares and no
(0) shares, respectively, for stock options.  The weighted average number of common and common equivalent shares outstanding for the three month periods ended March 31, 1998 and 1997 were 17,531,186 and 17,128,264, respectively.  Common stock equivalents for the nine month periods ended
March 31, 1998 and 1997 consisted of 267,714 shares and no (0) shares, respectively, for stock options.  For the nine month periods ended March
31, 1998 and 1997 the weighted average number of common and common equivalent shares were 17,406,274 and 17,262,870, respectively.  As there were no (0) common equivalent shares for either the three or nine month periods ended March 31, 1997, there is no difference between basic and diluted earnings per share as presented versus primary or fully diluted earnings per share as previously reported.


Note 2 - Inventories:

     Inventories consist of the following:-

                                  March 31,            June 30,
                                    1998                      1997

     Raw material                     $15,893,000         $11,383,000

     In process                        13,285,000           8,833,000

     Finished goods                     5,802,000           7,617,000
                                      $34,980,000         $27,833,000


     Inventories decreased by $1,273,000 due to translation effects of exchange from June 30, 1997 to March 31, 1998.


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



     The following proforma condensed Consolidated Statement of Income of the Company reflects the removal of the results of the Company's pre-press operations for the three and nine month periods ended March 31, 1997.


                                         Three               Nine
                                 months ended       months ended
                                   March 31,          March 31,
                                          1997               1997

     Net sales                        $51,598,000        $155,872,000

     Gross profit                      17,159,000          50,337,000
     Operating expenses                15,390,000          44,399,000
     Provision for loss on
      pre-press disposal                                   46,036,000
     Operating income (loss)            1,769,000         (40,098,000)
     Other expenses                        12,000             726,000
     Pre-tax income (loss)            $ 1,757,000        $(40,824,000)



Note 4 - Restructuring Charge and Reserves:

     A restructuring reserve was charged to income during the quarter ended
December 31, 1995 in the amount of $3,000,000. The reserve was established in order to accrue the costs associated with a planned workforce reduction at the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system. The Company also has $87,000 remaining from a fiscal
1992 restructuring charge, all of which relates to an excess facility sublease subsidy.

     The following schedule shows the use of restructuring reserves for severance and sublease subsidies for the nine months ended March 31, 1998.


     Restructuring reserves consist of the following:-


                                              March 31,     June 30,
                                                1998              1997
     Severance and dealer claims             $ 223,000         $1,144,000
     Excess facility sublease subsidy           87,000            160,000
                                             $ 310,000         $1,304,000


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

     The Company's disposition of its former Pre-press operations on June
30, 1997 results in significant distortions when comparing operating performance of the current and prior year periods. The following condensed
Consolidated Statement of Income of the Company sets forth the actual 1998 and 1997 results for the respective periods together with 1997 proforma results which reflects the removal of the Company's former pre-press operations and the provision for loss on the disposal of those operations for the three and nine month periods ended March 31, 1997. The proforma
1997 amounts will be used in the following discussion of the current year actual results as compared to the prior year results.


                                             Nine months ended March 31,
                                            (in $000's except per share data)
                                                         less
                                   Actual      Actual Pre-press   Proforma
                                     1998      1997      1997      1997

  Net sales                        $163,864    $176,953  $ 21,081 $155,872
  Gross profit                       53,890      57,104     6,767   50,337
  Selling, general and
   administrative expenses           31,415      36,519     6,303   30,216
  Other operating expenses           13,389      16,138     1,955   14,183
  Provision for loss on
   the disposition of
   Pre-press operations                          46,036    46,036
  Operating income (loss)             9,086               (41,589   )  (47,527      )   5,938
  Other expense (income)                 22         688       (38)     726
  Income (loss) before taxes          9,064     (42,277)  (47,489)   5,212
  Provision for income taxes          3,535       1,729      (262)   1,991
  Net income (loss)                $  5,529    $(44,006) $(47,227)$  3,221

  Basic income (loss)
   per share                          $0.32     $(2.55)   $(2.74 )   $0.19
  Diluted income (loss)
   per share                          $0.32     $(2.55)   $(2.74 )   $0.19


                                               Three months ended March 31,
                                              (in $000's except per share data)
                                                        less
                                    Actual    Actual   Pre-press Proforma
                                     1998      1997      1997      1997

  Net sales                         $60,199     $58,318    $6,720  $51,598
  Gross profit                       19,006      19,287     2,128   17,159
  Selling, general and
   administrative expenses           10,702      12,681     1,883   10,798
  Other operating expenses            4,718       5,212       620    4,592
  Operating income (loss)             3,586                 1,394     (375)   1,769
  Other expense                          29          15         3       12
  Income (loss) before taxes          3,557       1,379      (378)   1,757
  Provision for income taxes          1,332         634         8      626
  Net income (loss)                 $ 2,225     $   745    $ (386) $ 1,131

  Basic income (loss)
   per share                          $0.13      $0.04    $(0.02 )   $0.07

  Diluted income (loss)
   per share                          $0.13      $0.04    $(0.02 )   $0.07



  Nine Months Ended March 31, 1998 vs. Nine Months
  Ended March 31, 1997.

  Net sales for the nine months ended March 31, 1998 increased by $7,992,000, or 5.1%, to $163,864,000 from $155,872,000 for the nine months ended March 31, 1997. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $9,886,000 for the current period. In terms of local currency, sales as compared to the prior year, have increased by 4.7% in Germany, 10.7% in Sweden, 8.2% in the United Kingdom, 27.6% in France and 14.0% in Japan. In the Americas, net sales increased by 12.4%.

  Gross profit for the nine month period ended March 31, 1998 was $53,890,000 (32.9% of net sales), as compared to $50,337,000 (32.3% of net sales) for the nine month period ended March 31, 1997, an increase of $3,553,000 or 7.1%. Currency rate fluctuations decreased gross profit by $3,238,000 in the current period. Gross profit was higher as a percentage of sales when compared to the prior year due primarily to increased sales volume and a decrease in manufacturing costs, principally at the Company's
German operation.

  Selling, general and administrative expenses were $31,415,000 (19.2% of net sales), for the nine month period ended March 31, 1998 as compared to $30,216,000 (19.4% of net sales) for the same period of the prior year, an increase of $1,199,000 or 4.0%. Currency rate fluctuations decreased these expenses by $1,567,000 and the acquisition of the Print-On-Demand Group, which occurred in January of 1997, added $615,000 to these expenses in the current period. Otherwise, selling, general and administrative expenses increased by $2,151,000. Selling expenses increased by $1,432,000 and were primarily due to increased direct sales personnel, increased sales commissions related to higher sales volumes and higher trade show related expenses while general and administrative expenses increased by $697,000 due primarily to increased compensation and consulting costs in the current period which were partially offset by lower severance costs than inccurred in the prior year. Other operating expenses decreased by $794,000 over the same period of the prior year. Currency rate fluctuations decreased these expenses by $846,000 in the current period with the remaining increase in these expenses relating primarily to higher product research costs which were partially offset by reductions in engineering personnel in Germany.

  Interest expense for the nine month period ended March 31, 1998 was $2,182,000 as compared to $2,515,000 for the nine month period ended March
31, 1997. Currency rate fluctuations decreased interest expense by $307,000. Interest income was $401,000 and $253,000 for the nine month periods ended March 31, 1998 and March 31, 1997, respectively. Currency rate fluctuations decreased interest income by $86,000 in the current period. Interest income increased primarily due to interest earned on the proceeds from the disposition of the Company's Pre-press operations. Other income increased primarily due to higher royalty income and foreign currency transaction gains which increased to $178,000 versus $129,000 for the prior year. Currency rate fluctuations increased other income by $87,000 for the current period.

  The Company's effective tax rate on income before taxes was 39% for the nine month period ended March 31, 1998 as compared to 38.2% for the nine month period ended March 31, 1997. Currency rate fluctuations decreased the provision for income taxes by $170,000 for the current period. The current period's effective rate reflects the impact of foreign source income which is generally taxed at substantially higher rates than domestic income.

  Net income for the nine month period ended March 31, 1998 increased to $5,529,000 from $3,221,000 for the nine month period ended March 31, 1997, or to $0.32 from $0.19 per share. Currency rate fluctuations decreased net income by $265,000 for the current period. The weighted average number of common and common equivalent shares outstanding during the nine month periods ended March 31, 1998 and March 31, 1997 were 17,406,274 and
17,262,870, respectively.




     Three Months Ended March 31, 1998 vs. Three Months
     Ended March 31, 1997.

     Net sales for the three months ended March 31, 1998 increased by $8,601,000, or 16.7%, to $60,199,000 from $51,598,000 for the three months ended March 31, 1997. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $2,455,000 for the current period. In terms of local currency and as compared to the prior year's quarter, sales increased by 31.4% in Germany, by 43.1% in Sweden and by 17.2% in France. Sales were down by 11.5% in the United Kingdom. In
Japan, sales increased by 0.7%. In the Americas, net sales increased by 21.5%.

     Gross profit for the three month period ended March 31, 1998 was $19,006,000 (31.6% of net sales), as compared to $17,159,000 (33.3% of net sales) for the three month period ended March 31, 1997, an increase of $1,847,000 or 10.8%. Currency rate fluctuations decreased gross profit by $685,000 in the current period. Gross profit was lower as a percentage of net sales when compared to the prior year due primarily to increased sales of lower margin roll handling equipment and decreased sales of newspaper related products in Japan.

     Selling, general and administrative expenses were $10,702,000 (17.8% of net sales), for the three month period ended March 31, 1998 as compared to $10,798,000 (20.9% of net sales) for the same period of the prior year, a decrease of $96,000 or 0.8%. Currency rate fluctuations decreased these expenses by $343,000 in the current period. Otherwise, selling, general and administrative expenses increased by $247,000. Selling expenses increased by $448,000 and were primarily related to sales volume and direct sales personnel increases while general and administrative expenses decreased by $200,000 due primarily to increased compensation costs in the current period which were more than offset by decreases in severance expense. Other operating expenses increased by $126,000 over the same period of the prior year. Currency rate fluctuations decreased these expenses by $186,000 in the current period with the remaining increase in these expenses relating primarily to increased research and development project costs.

     Interest expense for the three month period ended March 31, 1998 was
$678,000 as compared to $805,000 for the three month period ended March 31,
1997.  Currency rate fluctuations decreased interest expense by $61,000.
Interest income was $87,000 and $85,000 for the three month periods ended
March 31, 1998 and March 31, 1997, respectively.    Other income and
expense includes net foreign currency transaction gains (losses) of $78,000 and $(107,000) for the three months ended March 31, 1998 and 1997, respectively.  Currency rate fluctuations decreased other income by $9,000 for the current period.  Other income decreased primarily due to lower net royalty income in the current period.

     The Company's effective tax rate on income before taxes was 37.4% for the three month period ended March 31, 1998 as compared to 35.6% for the three month period ended March 31, 1997. Currency rate fluctuations decreased the provision for income taxes by $43,000 for the current period.
The current period's effective rate reflects the impact of foreign source income which is generally taxed at substantially higher rates than domestic income.

     Net income for the three month period ended March 31, 1998 increased by $1,094,000 or 96.7% to $2,225,000 from $1,131,000 for the three month period ended March 31, 1997, or to $0.13 from $0.07 per share.  Currency rate fluctuations decreased net income by $75,000 for the current period.  Weighted average equivalent shares outstanding during the three month periods ended March 31, 1998 and March 31, 1997 were
17,531,186 and 17,128,264, respectively.







             Liquidity and Capital Resources at March 31, 1998
                      Liquidity and Working Capital


     The Company's long-term debt includes $18,750,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also has a four-year $20,000,000 Revolving Credit Agreement (the "Revolver") with
NATIONSBANK, N.A., as Agent, which matures in December, 1999.  The Senior
Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $1,000,000 plus 50% of the Company's net income after January 1, 1997. In addition, the Company was required to pledge certain of the shares of its domestic subsidiaries as collateral for both the Senior Notes and the Revolver.

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At March 31, 1998, this ratio was 1.60 to 1.

     Net cash provided (used) by investing activities was $3,937,000 for the nine months ended March 31, 1998 versus $(1,643,000) for the nine months ended March 31, 1997. The change was primarily due to the collection of the proceeds from the disposition of the Company's Pre-press operations. Net cash (used) by financing activities was $(4,792,000) for the period ended March 31, 1998 as compared to $(4,210,000) at March 31, 1997. The change was primarily due to increased debt repayments. During the current period a DM 6,000,000 drawdown (U.S. $3,476,000) was made under the Revolver and a simultaneous repayment was made on a short-term open bank loan facility. Additionally, the first scheduled repayment of the Company's Senior Notes ($6,250,000) was made in October, 1997.

     The Company's working capital increased from $22,043,000 at March 31, 1997, to $31,436,000 at March 31, 1998, an increase of $9,393,000 or 42.6%.
Currency rate fluctuations decreased working capital by $1,645,000. Trade accounts and notes receivable increased due to increased sales levels while inventories increased due to increased order backlog. These increases in working capital were partially offset by increases in trade accounts payable and customer deposits. The Company's working capital increased by $1,740,000 or 5.9% from $29,696,000 at June 30, 1997 to $31,436,000 at
March 31, 1998. Currency rate fluctuations decreased working capital by $2,414,000 in the current period. The primary reasons for the increase in working capital resulted from the increase in trade accounts and notes receivable and inventories as discussed above, the repayment of DM
6,000,000 of short-term bank loans, a decrease in income taxes payable and an increase in advance payments to suppliers. The effects of the above working capital increases were partially offset by increases in customer deposits on orders related to the increase in backlog, the collection of a $6,000,000 note receivable related to the disposition of the Company's Pre-press operations, an increase in trade payables related to the increased level of inventory, an increase in bank loans for working capital requirements and a decrease in cash and short term securities.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $30,582,000, including amounts available under the Revolver. As of March 31, 1998, the Company had outstanding $8,918,000 under these lines of credit, of which $3,246,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at March 31, 1998 are $797,000 lower than they would have been if June 30, 1997 exchange rates had been used.

     Net capital expenditures made to meet the normal business needs of the Company for the nine months ended March 31, 1998 and March 31, 1997, including commitments for capital lease payments, were $1,674,000 and $1,294,000, respectively.

     The Company believes its cash flow from operations and bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.





                           Year 2000 Compliance.

     The Company is aware that many companies are facing issues associated with the limitations of the programming code in existing computer systems, whereby the computer systems may not properly recognize date sensitive information as the millennium (year 2000) approaches.

     The Company, with the assistance of outside consultants, has evaluated its internal operating systems and determined that several of its business units are currently not year 2000 compliant. The company has purchased or licensed the requisite computer hardware and software needed to correct these issues for most of the affected business units and expects to complete the installation and implementation of these systems by mid-1999.

     The costs for purchased software and hardware are capitalized in accordance with the Company's policies while leased assets and modification costs are expensed as incurred. The cost to modify or replace the Company's systems to be year 2000 compliant are not expected to have a material effect on the Company's financial condition or its results of operations.

     The Company does not believe that any of its products have significant year 2000 compliance issues. Neither does it believe that any of its significant suppliers or customers have significant year 2000 compliance issues. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.



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








                     BALDWIN TECHNOLOGY COMPANY, INC.

                                  PART II

                             OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       10.25 Employment Agreement dated March 11, 1998 and effective as of July 1, 1997 between Baldwin Technology Company,
                 Inc. and William J. Lauricella (filed herewith).


       27   Financial Data Schedule (filed herewith).


  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1998.











                                SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                 BALDWIN TECHNOLOGY COMPANY, INC.



                 BY     s\  William J. Lauricella
                        Vice President, Chief Financial
                            Officer and Treasurer







Dated: May 6, 1998


































