Form 10-K405
period 1998-06-30
BALDWIN TECHNOLOGY CO INC
filed 1998-09-28
CIK 805792

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1998            COMMISSION FILE NUMBER 1-9334

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1998 was $70,203,717.

     Number of shares of Common Stock outstanding at August 31, 1998:

Class A Common Stock...............  15,289,981
Class B Common Stock...............   1,835,883
                                     ----------
  Total............................  17,125,864

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 are incorporated by reference from the Baldwin Technology Company, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on November 12, 1998 into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    6
Item 3.    Legal Proceedings...........................................    7
Item 4.    Submission of Matters to a Vote of Security Holders.........    7
Item 5.    Market for the Registrant's Common Stock and Related            8
           Stockholder Matters.........................................
Item 6.    Selected Financial Data.....................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition    10
           and Results of Operations...................................
Item 8.    Financial Statements and Supplementary Data.................   18
Item 9.    Changes in and Disagreements with Accountants on Accounting    45
           and Financial Disclosure....................................
Item 10.   Directors, Executive Officers and Key Employees of the         45
           Registrant..................................................
Item 11.   Executive Compensation......................................   45
Item 12.   Security Ownership of Certain Beneficial Owners and            45
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............   45
Item 14.   Exhibits, Financial Statement Schedule and Reports on Form     45
           8-K.........................................................

CAUTIONARY STATEMENT -- This Form 10-K may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Report on Form 10-K for the year ended June 30, 1998.

                                     PART I

ITEM 1.  BUSINESS

     Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is the leading international manufacturer of material handling, accessory and control equipment for the printing industry. The Company offers its customers a broad range of products designed to enhance the quality of printed products and increase the productivity and cost-efficiency of the print manufacturing processes while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fountain solution and ink control systems, web control and press protection systems, drying systems, web and material handling systems and newspaper inserter equipment.

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

     The Company's products are used by printers engaged in all printing processes including lithography, gravure, letterpress, flexography and print-on-demand. The largest share of its business is in offset (lithographic) printing. Offset printing is the largest segment of the domestic printing market and is used primarily for printing books, magazines, business forms, catalogs, greeting cards, packaging and newspapers. The Company's products are designed to improve the printing process in terms of both quality of the finished product as well as its cost efficiency.

     Although offset printing represents a significant segment of the U.S. commercial printing industry, it is not as dominant in the international printing market. The Company believes that the future growth of the international market will be attributable in large part to the increased use of offset printing. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in these markets. Baldwin's worldwide operations enable it to closely monitor new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing requirements of specific local markets throughout the world.

PRINCIPAL PRODUCTS

     The Company manufactures and sells more than 200 different products to printers and printing press manufacturers. The Company's product development is focused on the needs of the printer. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. Initially, after the introduction of a new product, the Company's marketing efforts usually focus on printers. With the exception of the Company's Kansa product line, as a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the industry increases and printers begin to specify certain of the Company's products as part of their accessory or material handling equipment package when ordering new presses. The Company's Kansa product line is primarily marketed to newspaper printers. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's products help printers address increasingly demanding print quality, environmental and safety issues while enhancing productivity. Nearly all of the Company's products also significantly limit paper waste. The Company's sales have historically increased about equally through both internal product development and acquisitions of product lines and companies.

     The Company's products range in unit price from under $100 to approximately $500,000. Baldwin's principal products are:

GRAPHIC PRODUCTS AND CONTROLS GROUP

     CLEANING SYSTEMS. The Company's oldest Cleaning Systems product is the Press Washer which cleans the ink train of an offset press. Additional Cleaning Systems products include the Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner and Guide Roll Cleaner, which all reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 1998, 1997 and 1996, net sales of Cleaning Systems represented approximately 29.1%, 29.7% and 27.8% of the Company's net sales, respectively.

     FOUNTAIN SOLUTION CONTROL SYSTEMS. Fountain Solution Control Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of water used in the offset printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 1998, 1997 and 1996, net sales of Fountain Solution Control Systems represented approximately 14.5%, 14.1% and 13.3% of the Company's net sales, respectively.

     WEB CONTROL AND PRESS PROTECTION SYSTEMS. The Company's Web Control Systems improve print quality by precisely controlling the flow of paper through a web offset press which reduces waste and increases press productivity. The Company's Press Protection Systems, designed in response to the increasing number of web leads used in printing today's colorful newspapers, provide an auto-arming electronic package offering high quality press protection in the event of a web break.

     OTHER ACCESSORY AND CONTROL EQUIPMENT. The Company's Ink Control Systems control and regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce wasted ink and paper and allow for the use of recyclable ink containers. Other products include Ultra-Violet and Infra-Red Dryers and Gluing Systems. In the fiscal years ended June 30, 1998, 1997 and 1996, net sales of Other Accessory and Control Equipment represented approximately 14.9%, 14.0% and 12.0% of the Company's net sales, respectively.

MATERIAL HANDLING GROUP

     WEB HANDLING SYSTEMS. The Company's Web Handling Systems, produced by its Enkel and Amal subsidiaries, unwind, rewind and splice paper and other materials supplied to presses in webs and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows a more efficient flow of printed work. In the fiscal years ended June 30, 1998, 1997 and 1996, net sales of Web Handling Systems represented approximately 21.3%, 13.0% and 13.8% of the Company's net sales, respectively.

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

PRE-PRESS GROUP

     The Company disposed of its Pre-press business on June 30, 1997 (see Note
3 -- Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In the fiscal years ended June 30, 1997 and 1996, net sales of Automated Imposition and Plate Exposure Systems represented approximately 10.0% and 11.4% of the Company's net sales, respectively.

PRINT ON-DEMAND GROUP

     The Company entered the short-run, print-on-demand market in January of 1997 with the formation of a business venture in which the Company now holds an 80% interest. The venture, named Baldwin Document Finishing Systems, Inc., manufactures and markets finishing equipment for the digital printing market. The Company's integrator strategy is focused on providing highly efficient finishing systems to this rapidly growing market.

WORLDWIDE OPERATIONS

     The Company believes that it is the only manufacturer of material handling, accessory and control equipment for the printing industry which has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia Pacific.

     The following table sets forth the percentages of the Company's net sales attributable to its geographic regions for the fiscal years ended June 30, 1998, 1997 and 1996:

                                                           YEARS ENDED JUNE 30,
                                                          -----------------------
                                                          1998     1997     1996
                                                          -----    -----    -----
Americas................................................   44.5%    39.3%    40.7%
Europe..................................................   28.9     35.4     34.7
Asia Pacific............................................   26.6     25.3     24.6
                                                          -----    -----    -----
           Total........................................  100.0%   100.0%   100.0%
                                                          =====    =====    =====

     In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England and the Netherlands. In Asia Pacific, the Company operates through its subsidiaries in Japan, Hong Kong, China and Australia. All of the Company's subsidiaries are wholly owned except its 80% owned joint venture.

     For additional information relating to the Company's operations in its three geographic regions, see Note 5 -- Notes to Consolidated Financial Statements.

ACQUISITION STRATEGY

     An element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy involves (i) acquiring new material handling, accessory, control and print-on-demand products which can be sold through the Company's own, or the acquired entity's, distribution network and which can benefit from the Company's manufacturing and marketing expertise and financial support; (ii) entering new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company. After it makes an acquisition, the Company typically supports the existing management of the acquired entity and participates actively with that management in implementing operational strategies with a view to enhancing the entity's sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

     MARKETING. The Company markets its products in almost all developed countries throughout the world. Although Baldwin markets a similar line of products in many of these countries, its product mix and distribution channels vary from country to country. The Company has 110 employees devoted to marketing and sales activities in its three principal markets and over 200 dealers worldwide. The Company markets its products to printing press manufacturers and to printers. For the fiscal year ended June 30, 1998 approximately 52% of the Company's net sales were to printing press manufacturers and approximately 48% of its net sales were directly to printers.

     In the Americas and Europe, the Company markets its products both through direct sales representatives and an extensive dealer network. In Asia Pacific, the Company markets its products through direct sales representatives in Japan, Hong Kong, China and Australia and through dealers throughout the rest of Asia.

     SUPPORT. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 114 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

     BACKLOG. The Company's backlog was $87,381,000 as of June 30, 1998, $72,727,000 as of June 30, 1997 and $69,351,000 as of June 30, 1996. Included in
the June 30, 1996 backlog was $5,008,000 of backlog relative to the disposed Pre-press operations. Backlog represents product orders which Baldwin has received from its customers under valid contracts or purchase orders.

     CUSTOMERS. The Company has a diverse customer base. For the fiscal years ended June 30, 1998, 1997 and 1996, no customer accounted for 10% or more of the Company's net sales. The ten largest customers of Baldwin accounted for approximately 50% of the Company's net sales for the fiscal year ended June 30, 1998. Sales of Baldwin's products are not seasonal. However, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

     The Company has product development facilities at each of its manufacturing locations. This decentralized approach to research and development helps the Company to react quickly to meet the needs of its customers. Coordination of the Company's product development activities is accomplished within each product/market group; Graphic Products and Controls for accessories and controls; and Material Handling for roll and material handling equipment. The organization by product/market groups ensures focused attention on opportunities within their respective markets while avoiding duplicative efforts within the Company.

     Baldwin employs approximately 193 persons whose primary function is new product development or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 1998, 1997 and 1996 were $18,514,000, $21,425,000 and
$21,022,000, respectively, representing approximately 8% of the Company's net sales in each year. Included in the 1997 and 1996 amounts were $2,156,000 and $3,151,000, respectively, attributable to the Company's former Pre-press operations.

PATENTS

     The Company owns or licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. These products represented a substantial portion of the Company's net sales for the fiscal year ended June 30, 1998. The Company's patents expire at different times during the next twenty years; however, the expiration of patents in the near future is not expected to have a material adverse effect on the Company's sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

     The Company conducts its manufacturing operations through a number of operating subsidiaries. In North America, the Company has subsidiaries with manufacturing facilities located on the East Coast, in the Midwest and on the West Coast of the United States.

     In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany, Sweden and England. These facilities manufacture and assemble complete lines of products that are in demand by printers worldwide and by printing press manufacturers in Europe for shipment throughout the world. In Asia, Baldwin has manufacturing and assembly facilities in Japan and China.

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

COMPETITION

     The printing press accessory industry is highly fragmented. Although the Company believes it produces the most complete line of material handling, accessory and control equipment for the printing industry, numerous companies manufacture and sell products that compete with one or more of the Company's products. The Company also competes with printing press manufacturers who, as a part of their businesses, produce material handling, accessory and control equipment for the printing industry and who generally have larger staffs and greater financial resources than the Company.

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

EMPLOYEES

     The Company employs 1,091 persons, 514 of whom are production employees and approximately 125 of whom are management and administrative employees. Fifty-two of the Company's 147 employees in its Baldwin Graphic Products Division in the United States are represented by the International Association of Machinists and Aerospace Workers under a contract which expires on November 9, 1999. In Europe, employees are represented by various unions, under contracts with indefinite terms. In Sweden 5, 50 and 43 of the Company's 146 employees are represented by Ledarna (SALF), Lundsorganisationen, Metall and Tjanstemannene Central Organisation, and Svenska Industritjanstemanna Forbundet, respectively. In Germany, approximately 37 of the Company's 252 employees are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2.  PROPERTIES

     The Company's facilities are divided among three geographic regions and total approximately 654,000 square feet.

     In North America, manufacturing and office space leased by the Company and its subsidiaries total approximately 354,000 square feet of which space approximately 8,400 square feet is sublet. An additional 56,550 square feet of office and manufacturing space is owned by Kansa Corporation, a subsidiary of the Company.

     In Europe, the Company has leased facilities totaling approximately 126,000 square feet comprised of office and manufacturing facilities in Germany (approximately 98,000 square feet), Sweden (approximately 18,000 square feet), France (approximately 1,800 square feet), the Netherlands (approximately 600 square feet) and England (approximately 8,000 square feet of which 1,350 square feet is sublet). In addition, the Company owns manufacturing facilities in Sweden totaling approximately 66,000 square feet.

     In Asia, the Company leases office and manufacturing facilities of approximately 43,000 square feet in Japan and 6,000 square feet in China and office facilities aggregating approximately 2,000 square feet in Hong Kong and Sydney.

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

     No matters were submitted to a vote of security holders since November 18, 1997.

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

                                                               HIGH        LOW
                                                              ------      ------
1996
-----
First Quarter...............................................  5.1875      3.375
Second Quarter..............................................  4.25        3.50
Third Quarter...............................................  3.75        2.625
Fourth Quarter..............................................  3.25        2.3125
1997
-----
First Quarter...............................................  3.25        2.375
Second Quarter..............................................  3.1875      2.5625
Third Quarter...............................................  5.50        2.8125
Fourth Quarter..............................................  5.75        4.375
1998
-----
First Quarter...............................................  6.4375      4.9375
Second Quarter..............................................  6.375       5.50
Third Quarter (through September 14)........................  6.1875      4.25

     (b) CLASS B COMMON STOCK

     The Company's Class B Common Stock has no established public trading market.

     (c) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of August 31, 1998, the approximate number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 402 and 26, respectively. The Company believes, however, that there are in excess of 2,700 beneficial owners of its Class A Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's income statement and balance sheet data as they relate to the years ended June 30, 1998, 1997, 1996, 1995 and 1994, have been derived from the Company's audited financial statements (including the Consolidated Balance Sheet of the Company at June 30, 1998 and 1997 and the related Consolidated Statement of Income of the Company for the years ended June 30, 1998, 1997 and 1996 appearing elsewhere herein). The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                YEARS ENDED JUNE 30,
                              --------------------------------------------------------
                                1998        1997        1996        1995        1994
                              --------    --------    --------    --------    --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales...................  $231,408    $244,146    $259,301    $222,341    $198,055
Cost of goods sold..........   155,151     163,791     173,271     146,727     130,051
                              --------    --------    --------    --------    --------
Gross profit................    76,257      80,355      86,030      75,614      68,004
                              --------    --------    --------    --------    --------
Selling, general and
  administrative expenses...    43,357      50,435      52,799      45,847      42,068
Research, development and
  engineering expenses......    18,514      21,425      21,022      17,296      15,409
Provision for loss on the
  disposition of Pre-press
  operations................                42,407
Restructuring charge........                             3,000
                              --------    --------    --------    --------    --------
Operating income (loss).....    14,386     (33,912)      9,209      12,471      10,527
                              --------    --------    --------    --------    --------
Interest expense............     2,792       3,516       4,032       3,436       3,694
Interest income.............       521         414         552         577         381
Minority interest...........       (97)       (190)
Other income, net...........     2,330       1,617       1,490       1,130         887
                              --------    --------    --------    --------    --------
Income (loss) before
  taxes.....................    14,542     (35,207)      7,219      10,742       8,101
                              --------    --------    --------    --------    --------
Provision for income
  taxes.....................     5,526       2,790       4,701       5,091       3,969
                              --------    --------    --------    --------    --------
Net income (loss)...........  $  9,016    $(37,997)   $  2,518    $  5,651    $  4,132
                              ========    ========    ========    ========    ========
Basic income (loss) per
  share.....................  $   0.53    $  (2.21)   $   0.14    $   0.32    $   0.23
                              ========    ========    ========    ========    ========
Diluted income (loss) per
  share.....................  $   0.52    $  (2.21)   $   0.14    $   0.32    $   0.23
                              ========    ========    ========    ========    ========
Weighted average number of
  shares:
  Basic.....................    17,145      17,228      17,720      17,830      17,968
                              ========    ========    ========    ========    ========
  Diluted...................    17,480      17,228      17,817      17,967      18,059
                              ========    ========    ========    ========    ========

                                                      JUNE 30,
                              --------------------------------------------------------
                                1998        1997        1996        1995        1994
                              --------    --------    --------    --------    --------
                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............  $ 28,565    $ 29,696    $ 46,050    $ 53,575    $ 45,098
Total assets................   175,028     162,123     217,340     209,770     187,216
Short-term debt.............    10,811      14,737      10,196       9,348       6,033
Long-term debt..............    17,072      20,256      33,576      29,868      32,230
Shareholders' equity........    63,457      58,262      97,056      98,888      88,080

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

                                                       FIRST SIX       SECOND SIX
                    FISCAL YEAR                          MONTHS          MONTHS
                    -----------                       ------------    ------------
1998................................................  $103,665,000    $127,743,000
1997................................................   118,635,000     125,511,000
1996................................................   118,651,000     140,650,000
1995................................................   100,352,000     121,989,000
1994................................................    91,858,000     106,197,000

     The term "acquisitions" as it is used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the October 1, 1995 acquisition of the former Acrotec Group of companies and the formation of Baldwin Document Finishing Systems, Inc. in January of 1997. For fiscal 1998, the first six months sales include acquisition sales of $747,000. For fiscal year 1997, the first six months sales include acquisition sales of $7,735,000 and the second six months include acquisition sales of $141,000. For fiscal year 1996, the first six months sales include acquisition sales of $6,574,000 and the second six months sales include acquisition sales of $14,373,000.

RESULTS OF OPERATIONS

     The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company including the Notes thereto, presented elsewhere in this report.

                                                           YEARS ENDED JUNE 30,
                                                        --------------------------
                                                        ACTUAL    ACTUAL    ACTUAL
                                                         1998      1997      1996
                                                        ------    ------    ------
Net sales.............................................  100.0%    100.0%    100.0%
Cost of goods sold....................................   67.1      67.1      66.8
                                                        -----     -----     -----
Gross profit..........................................   32.9      32.9      33.2
Selling, general and administrative expenses..........   18.7      20.7      20.4
Research, development and engineering expenses........    8.0       8.7       8.1
Provision for loss on the disposition of Pre-press
  Operations..........................................             17.4
Restructuring charge..................................                        1.1
                                                        -----     -----     -----
Operating income (loss)...............................    6.2     (13.9)      3.6
                                                        -----     -----     -----
Interest expense......................................    1.2       1.4       1.6
Interest income.......................................     .2        .2        .2
Other income, net.....................................    1.1        .7        .6
                                                        -----     -----     -----
Income (loss) from operations before taxes............    6.3     (14.4)      2.8
Provision for income taxes............................    2.4       1.2       1.8
                                                        -----     -----     -----
Net income (loss).....................................    3.9%    (15.6)%      1.0%
                                                        =====     =====     =====

COMPANY'S FISCAL YEAR ENDED JUNE 30, 1998 VERSUS FISCAL YEAR ENDED JUNE 30, 1997

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

     The Company's disposition of its former Pre-press operations on June 30, 1997 results in significant distortions when comparing operating performance of the current and prior year periods. The following condensed Consolidated Statement of Income of the Company sets forth the actual 1998 and 1997 results together with 1997 proforma results which reflect the removal of the Company's former Pre-press operations and the provision for loss on the disposal of those operations. THE PROFORMA 1997 AMOUNTS WILL BE USED IN THE FOLLOWING DISCUSSION OF THE CURRENT YEAR ACTUAL RESULTS AS COMPARED TO THE PRIOR YEAR.

                                                   TWELVE MONTHS ENDED JUNE 30,
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            ------------------------------------------
                                                                    LESS
                                             ACTUAL     ACTUAL    PRE-PRESS   PROFORMA
                                              1998       1997       1997        1997
                                            --------   --------   ---------   --------
Net sales.................................  $231,408   $244,146   $ 28,327    $215,819
                                            --------   --------   --------    --------
Gross profit..............................    76,257     80,355      9,260      71,095
Selling, general and administrative
  expenses................................    43,357     50,435      8,742      41,693
Other operating expenses..................    18,514     21,425      2,156      19,269
Provision for loss on the disposition of
  Pre-press operations....................               42,407     42,407
                                            --------   --------   --------    --------
Operating income (loss)...................    14,386    (33,912)   (44,045)     10,133
Other (income) expense....................      (156)     1,295        (64)      1,359
                                            --------   --------   --------    --------
Income (loss) before taxes................    14,542    (35,207)   (43,981)      8,774
Provision (benefit) for income taxes......     5,526      2,790      ( 292)      3,082
                                            --------   --------   --------    --------
Net income (loss).........................  $  9,016   $(37,997)  $(43,689)   $  5,692
                                            ========   ========   ========    ========
Basic income (loss) per share.............  $   0.53   $  (2.21)  $  (2.54)   $   0.33
                                            ========   ========   ========    ========
Diluted income (loss) per share...........  $   0.52   $  (2.21)  $  (2.54)   $   0.33
                                            ========   ========   ========    ========

     NET SALES. Net sales for the fiscal year ended June 30, 1998 increased by $15,589,000, or 7.2%, to $231,408,000 from $215,819,000 for the fiscal year ended June 30, 1997. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $12,588,000 and acquisitions added $747,000 to net sales. Product volume changes were primarily responsible for the remainder of the change. In terms of local currency and after excluding the impact of acquisitions and divestitures, sales generally increased in Europe. Sales increased in Germany by 3.9% and were up 10.3% in Sweden and 12.9% in the United Kingdom. In Asia, local currency sales increased by 9.9% in Japan. In the Americas, net sales increased by 19.1%.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1998 was $76,257,000 (32.9% of net sales), as compared to $71,095,000 (32.9% of net sales) for the fiscal year ended June 30, 1997, an increase of $5,162,000, or 7.3%. Gross profit decreased by $4,084,000 on fluctuations in currency rates and increased by $351,000 due to acquisitions with the remainder of the change due to volume, product mix and other factors. Gross profit rates were lower in the Americas, primarily due to higher sales of lower margin material handling systems. Gross profit rates were also lower in Asia reflecting the difficult economic conditions in that market. Gross margin rates were higher in Europe, primarily the result of the Company's continuing cost reduction and cost control efforts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $43,357,000 (18.7% of net sales) for the fiscal year ended June 30, 1998, as compared to $41,693,000 (19.3% of net sales) for the prior year, an increase of $1,664,000. Currency rate fluctuations decreased the current year's expenses by $2,000,000 and acquisitions added $615,000. General and administrative expenses increased primarily due to increased consulting fees associated with certain strategic initiatives undertaken in fiscal 1998 and incentive pay expenses. These increases were partially offset by reduced charges for severance and cost savings achieved through the consolidation of facilities and reduced staff. Selling expense increases of $1,875,000 were due to volume related increases in sales commissions, offset by lower trade show and advertising expenses and reduced staffing levels.

     Other operating expenses decreased by $755,000 over the same period of the prior year. Fluctuations in currency rates decreased these expenses by $1,080,000 and acquisitions increased these expenses by $25,000. The remaining increase in these expenses relates to increased engineering personnel and project costs.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 1998 was $2,792,000, as compared to $3,320,000 for the fiscal year ended June 30, 1997. Currency rate fluctuations decreased interest expense by $327,000. The remainder of the decrease was due primarily to a decrease in the amount of outstanding working capital related indebtedness used by the Company's European operations and a reduction in long-term debt. Interest income was $521,000 and $357,000 for the fiscal years ended June 30, 1998 and June 30, 1997, respectively. Currency rate fluctuations decreased interest income by $108,000. Other income was $2,330,000 and $1,414,000 for the fiscal years ended June 30, 1998 and June 30, 1997, respectively, and includes foreign currency transaction gains (losses) of $111,000 and $(32,000) for the current and prior period, respectively. The remaining net increase in other income is primarily due to increased royalty income offset by currency rate fluctuations which decreased other income by $51,000 for the current period.

     INCOME TAXES. The Company's effective tax rate for the period ended June 30, 1998 was 38.0% versus the effective rate of 35.1% for the period ended June 30, 1997. Currency rate fluctuations decreased the provision for income taxes by $254,000 during the current period. The effective rate for the prior year included a benefit of $854,000 due to the favorable settlement of certain tax matters in Germany.

     NET INCOME. The net income for the fiscal year ended June 30, 1998 was $9,016,000 versus net income for the fiscal year ended June 30, 1997 of $5,692,000. For the current period, currency rate fluctuations and acquisitions decreased net income by $415,000 and $426,000, respectively.

COMPANY'S FISCAL YEAR ENDED JUNE 30, 1997 VERSUS FISCAL YEAR ENDED JUNE 30, 1996

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements. THE FOLLOWING DISCUSSION IS BASED UPON FINANCIAL RESULTS WHICH INCLUDED PRE-PRESS OPERATIONS FOR BOTH PERIODS PRESENTED.

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

     NET (LOSS) INCOME. The net (loss) for the fiscal year ended June 30, 1997 was $(37,997,000) versus net income for the fiscal year ended June 30, 1996 of $2,518,000. For the current period, currency rate fluctuations and acquisitions increased the net loss by $124,000 and $56,000, respectively.

     The following condensed income statement data sets forth the consolidated results of the divested Pre-press business for the fiscal years ended June 30, 1997 and 1996.

                                                             FOR THE YEARS ENDED
                                                                  JUNE 30,
                                                          -------------------------
                                                             1997          1996
                                                          -----------   -----------
PROFORMA LOSS STATEMENT FOR PRE-PRESS OPERATIONS:
Net sales...............................................  $28,327,000   $33,232,000
Costs and expenses......................................   29,965,000    33,278,000
                                                          -----------   -----------
Operating loss..........................................   (1,638,000)      (46,000)
Other (income) expense, net.............................      (64,000)      349,000
                                                          -----------   -----------
Loss before taxes.......................................  $(1,574,000)  $  (395,000)
                                                          ===========   ===========

IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's long-term debt includes $18,750,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000 and a three-year $20,000,000 Revolving Credit Agreement (the "Revolver") with NationsBank of North Carolina, as Agent, which matures on December 31, 1999.

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

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1998, this ratio was 1.5 to 1.

     The Company's working capital decreased from $29,696,000 at June 30, 1997, to $28,565,000 at June 30, 1998, a decrease of $1,131,000 or 3.8%. Foreign currency rate fluctuations accounted for a decrease of $3,056,000. Excluding foreign currency translation impacts, working capital increased by $1,925,000. This increase was primarily attributable to increases in cash and equivalents of $8,573,000 and increases in inventory of $9,101,000 and trade receivables of $5,060,000, which are associated with the Company's increased sales volumes. Offsetting these items were an increase in customer deposits of $7,741,000 associated with the Company's increased order backlog, increased income taxes payable of $5,109,000 and decreased prepaid expenses and other current assets of $5,773,000 resulting primarily from the collection of the receivable associated with the sale of the former Pre-press operations.

     For the year ended June 30, 1998, the Company generated $3,526,000 from investing activities. For the year ended June 30, 1997, the Company utilized $2,675,000 as a result of its investing activities. This positive differential of $6,201,000 resulted from the collection of the receivable associated with the sale of the former Pre-press operations. The net cash used by financing activities was $6,656,000 for the year ended June 30, 1998 as compared to $5,941,000 for the year ended June 30, 1997. The difference was primarily caused by debt reductions on the Company's long-term debt and decreased purchases of treasury stock.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $31,685,000, including amounts available under the Revolver. As of June 30, 1998, the Company had outstanding $7,801,000 under these lines of credit, of which $3,320,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at June 30, 1998 are $740,000 lower then they would have been if June 30, 1997 exchange rates had been used.

     Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 1998 and June 30, 1997, including commitments for capital lease payments, were $2,399,000 and $2,137,000, respectively.

     The Company believes its cash flow from operations and available bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the limitations of programming code in existing computer systems whereby the computer systems may not properly recognize date sensitive information as the year 2000 approaches. The inability to properly recognize dates and related potential date sensitive problems are referred to as the Year-2000 situation.

     The Year-2000 situation has a potential impact on the Company's internal information systems infrastructure, Company products which either contain or utilize digital devices and the internal information systems of suppliers to the Company.

     The Company has undertaken a study, utilizing external consultants, to evaluate the Company's internal information systems infrastructure as it relates to the Year-2000 situation and believes it has identified Year-2000 non-compliant processes. The Company has undertaken projects to update and replace all non-compliant internal information systems and processes to ensure that the Year-2000 situation will not have a detrimental impact on the internal operations of the Company. The cost to update and replace non-compliant systems is approximately $2,000,000 consisting of hardware and software and will be incurred through Fiscal 1999. The cost of Year-2000 compliance is not projected to have a significant negative impact on the Company's financial results in subsequent fiscal years.

     A review has been undertaken, or is in process, for those products of the Company that utilize microprocessors in the operation of the product which could be adversely affected by the Year-2000 date change. At the present time, no Company products have been identified where Year-2000 non-compliance would have a detrimental impact on the operation of the products.

     The Company is surveying its suppliers and service providers to determine potential exposure from external, non-compliant sources. No exposures have been identified, to date, from external sources.

     The Company has or is addressing its Year-2000 exposures. However, should an unforeseeable Year-2000 situation arise that poses a severe threat to the Company, the Company expects to be able to revert to PC and manual backup internal processes until the situation can be resolved. The Company maintains service and engineering personnel which would be able to remediate any unforeseen Year-2000 non-compliance situations related to a product of the Company which would require immediate resolution. The Company does not utilize single source service providers or vendors and as such, may change to other providers and vendors in the case of non-compliance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   19

Consolidated Balance Sheet at June 30, 1998 and June 30,
  1997......................................................   20

Consolidated Statement of Income for the years ended June
  30, 1998, June 30, 1997 and June 30, 1996.................   22

Consolidated Statement of Changes in Shareholders' Equity
  for the years ended June 30, 1998, June 30, 1997 and June
  30, 1996..................................................   23

Consolidated Statement of Cash Flows for the years ended
  June 30, 1998, June 30, 1997 and June 30, 1996............   24

Notes to Consolidated Financial Statements..................   26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Stamford, Connecticut
August 7, 1998

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                             JUNE 30,    JUNE 30,
                                                               1998        1997
                                                             --------    --------
CURRENT ASSETS:
  Cash...................................................    $ 15,054    $  9,421
  Short-term securities..................................       6,972       4,032
  Accounts receivable trade, net of allowance for
     doubtful accounts of $1,713 ($2,106 at June 30,
     1997)...............................................      39,839      38,177
  Notes receivable, trade................................      13,323      15,051
  Inventories............................................      35,166      27,833
  Prepaid expenses and other.............................       8,086      13,512
                                                             --------    --------
           Total current assets..........................     118,440     108,026
                                                             --------    --------
MARKETABLE SECURITIES :
  (Cost $586 at June 30, 1998 and $712 at June 30,
     1997)...............................................         738         942
                                                             --------    --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings.....................................       3,123       3,136
  Machinery and equipment................................       7,210       6,732
  Furniture and fixtures.................................       5,539       5,638
  Leasehold improvements.................................       1,028         976
  Capital leases.........................................       5,339       5,397
                                                             --------    --------
                                                               22,239      21,879
Less: Accumulated depreciation and amortization..........      15,241      14,334
                                                             --------    --------
Net property, plant and equipment........................       6,998       7,545
                                                             --------    --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
  less accumulated amortization of $5,410 ($4,664 at June
  30, 1997)..............................................       4,935       5,279
GOODWILL, less accumulated amortization of $8,033 ($7,368
  at June 30, 1997)......................................      29,394      31,452
OTHER ASSETS.............................................      14,523       8,879
                                                             --------    --------
           TOTAL ASSETS..................................    $175,028    $162,123
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             JUNE 30,    JUNE 30,
                                                               1998        1997
                                                             --------    --------
CURRENT LIABILITIES:
  Loans payable..........................................    $  4,481    $  8,312
  Current portion of long-term debt......................       6,330       6,425
  Accounts payable, trade................................      15,962      15,634
  Notes payable, trade...................................       9,707      11,273
  Accrued salaries, commissions, bonus and
     profit-sharing......................................       9,351       7,794
  Customer deposits......................................      14,180       6,439
  Accrued and withheld taxes.............................       2,282       1,941
  Income taxes payable...................................      10,478       5,369
  Other accounts payable and accrued liabilities.........      17,104      15,143
                                                             --------    --------
           Total current liabilities.....................      89,875      78,330
                                                             --------    --------
LONG-TERM LIABILITIES:
  Long-term debt.........................................      17,072      20,256
  Other long-term liabilities............................       4,624       5,275
                                                             --------    --------
           Total long-term liabilities...................      21,696      25,531
                                                             --------    --------
           Total liabilities.............................     111,571     103,861
                                                             --------    --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
     authorized, 16,431,683 shares issued (16,391,683 at
     June 30, 1997)......................................         164         164
  Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,000,000 shares issued.................          20          20
  Capital contributed in excess of par value.............      57,359      57,185
  Retained earnings......................................      15,168       6,152
  Cumulative translation adjustment......................      (3,423)        538
  Unrealized gain on investments net of $73 of deferred
     taxes
     ($117 at June 30, 1997).............................          79         113
  Less: Treasury stock, at cost:
     Class A -- 1,102,802 shares (1,102,802 at June 30,
        1997)
     Class B -- 164,117 shares (164,117 at June 30,
        1997)............................................      (5,910)     (5,910)
                                                             --------    --------
           Total shareholders' equity....................      63,457      58,262
                                                             --------    --------
COMMITMENTS..............................................
                                                             --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $175,028    $162,123
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                   1998        1997        1996
                                                 --------    --------    --------
Net sales......................................  $231,408    $244,146    $259,301
Cost of goods sold.............................   155,151     163,791     173,271
                                                 --------    --------    --------
Gross profit...................................    76,257      80,355      86,030
                                                 --------    --------    --------
Operating expenses:
  General and administrative...................    24,634      27,627      27,428
  Selling......................................    18,723      22,808      25,371
  Engineering..................................    13,136      14,604      13,896
  Research and development.....................     5,378       6,821       7,126
  Provision for loss on the disposition of
     Pre-press operations......................                42,407
  Restructuring charge.........................                             3,000
                                                 --------    --------    --------
                                                   61,871     114,267      76,821
                                                 --------    --------    --------
Operating income (loss)........................    14,386     (33,912)      9,209
                                                 --------    --------    --------
Other (income) expense:
  Interest expense.............................     2,792       3,516       4,032
  Interest (income)............................      (521)       (414)       (552)
  Minority interest............................       (97)       (190)
  Other (income), net..........................    (2,330)     (1,617)     (1,490)
                                                 --------    --------    --------
                                                     (156)      1,295       1,990
                                                 --------    --------    --------
Income (loss) from operations before taxes.....    14,542     (35,207)      7,219
                                                 --------    --------    --------
Provision (benefit) for income taxes:
  Domestic:
     Federal...................................     4,641        (707)        288
     State.....................................       345         344         772
     Foreign...................................       540       3,153       3,641
                                                 --------    --------    --------
           Total income taxes..................     5,526       2,790       4,701
                                                 --------    --------    --------
Net income (loss)..............................  $  9,016    $(37,997)   $  2,518
                                                 ========    ========    ========
Basic income (loss) per share..................  $   0.53    $  (2.21)   $   0.14
                                                 ========    ========    ========
Diluted income (loss) per share................  $   0.52    $  (2.21)   $   0.14
                                                 ========    ========    ========
Weighted average shares outstanding:
  Basic........................................    17,145      17,228      17,720
                                                 ========    ========    ========
  Diluted......................................    17,480      17,228      17,817
                                                 ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                CLASS A              CLASS B          CAPITAL
                             COMMON STOCK          COMMON STOCK      IN EXCESS              CUMULATIVE    UNREALIZED
                          -------------------   ------------------    OF PAR     RETAINED   TRANSLATION     GAIN ON
                            SHARES     AMOUNT    SHARES     AMOUNT     VALUE     EARNINGS   ADJUSTMENTS   INVESTMENTS
                          ----------   ------   ---------   ------   ---------   --------   -----------   -----------
Balance at June 30, 1995  16,011,586    $160    2,000,000    $20      $54,881    $41,631      $ 4,174
Year ended June 30,
  1996:
  Net income for the
    year                                                                           2,518
  Unrealized gain on
    available-for-sale
    securities, net of
    tax                                                                                                      $118
  Translation adjustment                                                                       (4,125)
  Comprehensive income
  Stock issued in
    conjunction with the
    acquisition of
    Acrotec                  350,000       4                            2,184
  Stock options
    exercised                 30,097                                      120
  Purchase of treasury
    stock
                          ----------    ----    ---------    ---      -------    --------     -------        ----
Balance at June 30, 1996  16,391,683     164    2,000,000     20       57,185     44,149           49         118
Year ended June 30,
  1997:
  Net loss for the year                                                          (37,997)
  Unrealized loss on
    available for sale
    securities, net of
    tax                                                                                                        (5)
  Translation adjustment                                                                          489
  Comprehensive income
  Purchase of treasury
    stock
  Stock received in the
    settlement of an
    indemnification
    claim made under the
    Acrotec Stock
    Purchase Agreement
                          ----------    ----    ---------    ---      -------    --------     -------        ----
Balance at June 30, 1997  16,391,683     164    2,000,000     20       57,185      6,152          538         113
Year ended June 30,
  1998:
  Net income for the
    year                                                                           9,016
  Unrealized loss on
    available for sale
    securities, net of
    tax                                                                                                       (34)
  Translation adjustment                                                                       (3,961)
  Comprehensive income
  Stock options
    exercised                 40,000                                      174
                          ----------    ----    ---------    ---      -------    --------     -------        ----
Balance at June 30, 1998  16,431,683    $164    2,000,000    $20      $57,359    $15,168      $(3,423)       $ 79
                          ==========    ====    =========    ===      =======    ========     =======        ====

                                TREASURY
                                 STOCK
                          --------------------   COMPREHENSIVE
                            SHARES     AMOUNT       INCOME
                          ----------   -------   -------------
Balance at June 30, 1995    (338,373)  $(1,978)
Year ended June 30,
  1996:
  Net income for the
    year                                           $  2,518
  Unrealized gain on
    available-for-sale
    securities, net of
    tax                                                 118
  Translation adjustment                             (4,125)
                                                   --------
  Comprehensive income                             $ (1,489)
                                                   ========
  Stock issued in
    conjunction with the
    acquisition of
    Acrotec
  Stock options
    exercised
  Purchase of treasury
    stock                   (643,900)  (2,651)
                          ----------   -------
Balance at June 30, 1996    (982,273)  (4,629)
Year ended June 30,
  1997:
  Net loss for the year                            $(37,997)
  Unrealized loss on
    available for sale
    securities, net of
    tax                                                  (5)
  Translation adjustment                                489
                                                   --------
  Comprehensive income                             $(37,513)
                                                   ========
  Purchase of treasury
    stock                   (156,400)    (481)
  Stock received in the
    settlement of an
    indemnification
    claim made under the
    Acrotec Stock
    Purchase Agreement      (128,246)    (800)
                          ----------   -------
Balance at June 30, 1997  (1,266,919)  (5,910)
Year ended June 30,
  1998:
  Net income for the
    year                                           $  9,016
  Unrealized loss on
    available for sale
    securities, net of
    tax                                                 (34)
  Translation adjustment                             (3,961)
                                                   --------
  Comprehensive income                             $  5,021
                                                   ========
  Stock options
    exercised
                          ----------   -------
Balance at June 30, 1998  (1,266,919)  $(5,910)
                          ==========   =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          FOR THE YEARS ENDED JUNE 30,
                                                         ------------------------------
                                                           1998       1997       1996
                                                         --------   --------   --------
Cash flows from operating activities:
  Income (loss) from operations........................  $  9,016   $(37,997)  $  2,518
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.....................     3,985      4,321      4,801
     Accrued retirement pay............................       569        228       (289)
     Provision for losses on accounts receivable.......       303        429         95
     Provision for loss on the disposition of Pre-press
        operations.....................................               42,407
     Restructuring charge..............................                           3,000
     Changes in assets and liabilities net of effects
        from
        the acquisitions and disposition:
        Accounts and notes receivable..................    (5,060)      (164)       904
        Inventories....................................    (9,101)     3,678        643
        Prepaid expenses and other.....................      (921)        61        568
        Other assets...................................    (5,964)    (2,106)      (408)
        Customer deposits..............................     8,408        631       (103)
        Accrued compensation...........................     1,883       (826)       476
        Accounts and notes payable, trade..............     1,509      2,533      2,803
        Income taxes payable...........................     5,539          2      1,824
        Accrued and withheld taxes.....................       427         38        545
        Other accounts payable and accrued
           liabilities.................................     2,735       (143)    (2,520)
        Interest payable...............................       (86)       (31)        18
                                                         --------   --------   --------
Net cash provided by operating activities..............    13,242     13,061     14,875
                                                         --------   --------   --------
Cash flows from investing activities:
  Proceeds from the disposition of Pre-press
     operations........................................     5,925
  Acquisitions of subsidiaries, net of cash acquired...                 (538)    (5,137)
  Additions of property, net...........................    (1,967)    (1,395)    (5,924)
  Additions of patents, trademarks and drawings, net...      (432)      (742)      (617)
                                                         --------   --------   --------
Net cash provided (used) by investing activities.......     3,526     (2,675)   (11,678)
                                                         --------   --------   --------
Cash flows from financing activities:
  Long-term borrowings.................................     9,806      3,776     11,101
  Short-term borrowings................................     3,619      8,802      8,665
  Long-term debt repayment.............................   (12,896)    (9,052)    (9,970)
  Short-term debt repayment............................    (6,899)    (8,381)   (10,062)
  Stock options exercised..............................       174                   120
  Principal payments under capital lease obligations...      (282)      (273)      (427)
  Other long-term liabilities..........................      (178)      (332)    (1,687)
  Treasury stock purchased.............................                 (481)    (2,651)
                                                         --------   --------   --------
Net cash used by financing activities..................    (6,656)    (5,941)    (4,911)
                                                         --------   --------   --------
Effect of exchange rate changes........................    (1,539)      (786)    (1,681)
                                                         --------   --------   --------
Net increase (decrease) in cash and cash equivalents...     8,573      3,659     (3,395)
Cash and cash equivalents at beginning of year.........    13,453      9,794     13,189
                                                         --------   --------   --------
Cash and cash equivalents at end of year...............  $ 22,026   $ 13,453   $  9,794
                                                         ========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                       FOR THE YEARS ENDED JUNE 30,
                                                       -----------------------------
                                                        1998       1997       1996
                                                       -------    -------    -------
                                                              (IN THOUSANDS)
Cash paid during the period for:
  Interest...........................................  $2,878     $3,547     $4,014
  Income taxes.......................................  $5,917     $3,078     $5,869

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     FISCAL YEAR ENDED JUNE 30, 1998.

     The Company entered into capital lease agreements of $78,000 for the year ended June 30, 1998.

     FISCAL YEAR ENDED JUNE 30, 1997. The Company reclassified $6,250,000 of its 8.17% Senior Notes to "Current portion of long-term debt" from "Long-term debt" as the first scheduled installment became current.

     All previously capitalized patent costs that had been recorded in "Other assets" have been realized as royalties.

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

     A restructuring charge was expensed during the second quarter of the fiscal year in a non-cash transaction of $3,000,000. The change in the related liability is recorded as a change in "Other accounts payable and accrued liabilities" for cash flow purposes. (See Note 4 -- Notes to Consolidated Financial Statements.)

     "Other assets" includes $267,000 of previously capitalized patent costs unrealized as royalties at June 30, 1996.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The following are the significant accounting policies followed by the
Company:

     CONSOLIDATION. The consolidated financial statements include the accounts of Baldwin, its wholly owned subsidiaries and its 80% (64% at June 30, 1997) owned subsidiary (Baldwin Document Finishing Systems, Inc.). All significant intercompany transactions have been eliminated in consolidation.

     TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at year-end (current) exchange rates and components of revenue and expense are translated at average rates for the year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of income. Net transaction gains (losses) credited or charged to income for the years ended June 30, 1998, 1997 and 1996 were $111,000, $(182,000) and $594,000, respectively.

     CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customer in the event of non-performance.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $754,000 and $772,000 greater as of June 30, 1998 and 1997, respectively.

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

     GOODWILL. Goodwill represents the excess of purchase price over the fair market value of net assets acquired and is being amortized over 40 years on a straight-line basis. Goodwill is measured for possible impairment, as of each balance sheet date, based upon undiscounted future cash flows from the related operations. Should such undiscounted future cash flows be less than the carrying value, a charge to operations for the shortfall would be provided. Goodwill decreased $1,509,000 in fiscal 1998 (decreased $6,188,000 in fiscal 1997) due to the impact of foreign exchange fluctuations.

     INCOME TAXES. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax bases of assets and liabilities using presently enacted tax rates.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable and other short and long term borrowings. The current carrying amount of these instruments approximates fair market value.

     DEFERRED LOAN ORIGINATION COSTS. At June 30, 1998, these costs were $1,641,000 less $1,397,000 of accumulated amortization ($1,716,000 less $1,324,000 of accumulated amortization at June 30, 1997) and were included in "Other assets".

     NET INCOME (LOSS) PER SHARE. In 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128). FAS 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under FAS 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. FAS 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The weighted average shares outstanding used to compute diluted income (loss) per share includes 334,449, 0 (none) and 97,000 shares, for the years ended June 30, 1998, 1997 and 1996, respectively, which represent potentially dilutive securities. These include primarily outstanding options to purchase the Company's common stock. The Company has presented basic and diluted income
(loss) per share for all periods.

     COMPREHENSIVE INCOME. The Company has adopted Statement of Financial Accounting Standard No. 130 (FAS 130), "Comprehensive Income", for the period ended June 30,1998 and has restated prior comparative years to reflect comprehensive income in accordance with FAS 130. As shown in the Statement of Changes in Shareholders' Equity, comprehensive income is a measure of net income and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders.

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

     NEWLY ISSUED ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. FAS 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company is currently evaluating the disclosure requirements of FAS 131 and intends to adopt FAS 131 for its fiscal year beginning July 1, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal

                        BALDWIN TECHNOLOGY COMPANY, INC.

quarters of all fiscal years beginning after June 15, 1999 (July 1, 1999 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 3 -- PROVISION FOR LOSS ON THE DISPOSITION OF PRE-PRESS OPERATIONS:

     On June 9, 1997, the Company signed a Stock Purchase Agreement with Kaber Imaging, Inc. under which terms it agreed to sell all of the outstanding shares of its Pre-press operations. The transaction was completed on June 30, 1997 and resulted in a charge to earnings of $42,407,000 which included accruals amounting to $993,000 for expenses related to the disposition. At June 30, 1997 the Company recorded a receivable for the proceeds of the sale in the amount of $6,000,000 in "prepaid expenses and other". The Company collected this receivable during fiscal year 1998.

     The following pro-forma condensed Consolidated Statement of Income of the Company reflects the removal of the results of the Company's Pre-press operations for the years ended June 30, 1997 and 1996.

                                                          YEARS ENDED JUNE 30,
                                                      ----------------------------
                                                          1997            1996
                                                      ------------    ------------
Net sales...........................................  $215,819,000    $226,069,000
Gross profit........................................    71,095,000      73,193,000
Operating expenses..................................    60,962,000      60,938,000
Provision for loss on disposal of Pre-press
  operations........................................    42,407,000
Restructuring charge................................                     3,000,000
                                                      ------------    ------------
Operating (loss) income.............................   (32,274,000)      9,255,000
Other expenses......................................     1,359,000       1,641,000
                                                      ------------    ------------
Pre-tax (loss) income...............................  $(33,633,000)   $  7,614,000
                                                      ============    ============

NOTE 4 -- RESTRUCTURING CHARGE AND RESERVES:

     During fiscal 1992, a restructuring reserve was established relating to an excess facility sublease subsidy. In addition, a restructuring reserve was charged to income during the quarter ended December 31, 1995 in the amount of $3,000,000 in order to accrue the costs associated with a planned workforce reduction at the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system. The balances of these two reserves at June 30, 1997 were $160,000 and $1,144,000, respectively. As of June 30, 1998 these reserves have been fully utilized.

NOTE 5 -- BUSINESS SEGMENT INFORMATION:

     The Company operates primarily in the printing industry. The Company, through its subsidiaries, operates in three geographic regions: the Americas, Europe and Asia Pacific.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     A summary of the results by geographic region is as follows (in thousands):

                                                              ADJUSTMENTS
                                THE                  ASIA         AND
                              AMERICAS    EUROPE    PACIFIC   ELIMINATIONS   CONSOLIDATED
                              --------   --------   -------   ------------   ------------
YEAR ENDED JUNE 30, 1998
  Sales to unaffiliated
     customers..............  $102,979   $ 67,015   $61,625     $   (211)      $231,408
  Transfers between
     geographic areas.......    6,013       6,017       472      (12,502)             0
                              --------   --------   -------     --------       --------
        Total revenue.......  $108,992   $ 73,032   $62,097     $(12,713)      $231,408
                              ========   ========   =======     ========       ========
  Operating profit..........  $10,061    $  2,243   $ 7,886     $  1,691       $ 21,881
                              ========   ========   =======     ========
  General corporate
     expenses...............                                                     (5,068)
  Interest expense, net.....                                                     (2,271)
                                                                               --------
  Income from operations
     before taxes...........                                                   $ 14,542
                                                                               ========
  Identifiable assets.......  $76,276    $ 45,366   $42,510     $      0       $164,152
                              ========   ========   =======     ========
  Corporate assets..........                                                     10,876
                                                                               --------
        Total assets........                                                   $175,028
                                                                               ========
        Total liabilities...  $47,748    $ 40,204   $23,619     $      0       $111,571
                              ========   ========   =======     ========       ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                              ADJUSTMENTS
                                THE                  ASIA         AND
                              AMERICAS    EUROPE    PACIFIC   ELIMINATIONS   CONSOLIDATED
                              --------   --------   -------   ------------   ------------
YEAR ENDED JUNE 30, 1997
  Sales to unaffiliated
     customers..............  $95,833    $ 86,340   $61,782     $    191       $244,146
  Transfers between
     geographic areas.......    4,875       6,389       188      (11,452)             0
                              --------   --------   -------     --------       --------
        Total revenue.......  $100,708   $ 92,729   $61,970     $(11,261)      $244,146
                              ========   ========   =======     ========       ========
  Operating profit (loss)...  $   276    $(35,382)  $ 7,583     $   (170)      $(27,693)
                              ========   ========   =======     ========
  General corporate
     expenses...............                                                     (4,412)
  Interest expense, net.....                                                     (3,102)
                                                                               --------
  (Loss) from operations
     before taxes...........                                                   $(35,207)
                                                                               ========
  Identifiable assets.......  $69,872    $ 43,083   $44,292     $      0       $157,247
                              ========   ========   =======     ========
  Corporate assets..........                                                      4,876
                                                                               --------
        Total assets........                                                   $162,123
                                                                               ========
        Total liabilities...  $33,599    $ 43,051   $27,211     $      0       $103,861
                              ========   ========   =======     ========       ========
YEAR ENDED JUNE 30, 1996
  Sales to unaffiliated
     customers..............  $105,521   $ 89,725   $63,861     $    194       $259,301
  Transfers between
     geographic areas.......    4,131      11,456     1,958      (17,545)             0
                              --------   --------   -------     --------       --------
        Total revenue.......  $109,652   $101,181   $65,819     $(17,351)      $259,301
                              ========   ========   =======     ========       ========
  Operating profit..........  $ 9,722    $ (3,852)  $ 7,783     $   (206)      $ 13,447
                              ========   ========   =======     ========
  General corporate
     expenses...............                                                     (2,748)
  Interest expense, net.....                                                     (3,480)
                                                                               --------
  Income from operations
     before taxes...........                                                   $  7,219
                                                                               ========
  Identifiable assets.......  $71,401    $ 97,738   $43,438     $      0       $212,577
                              ========   ========   =======     ========
  Corporate assets..........                                                      4,763
                                                                               --------
        Total assets........                                                   $217,340
                                                                               ========
        Total liabilities...  $34,213    $ 59,473   $26,598     $      0       $120,284
                              ========   ========   =======     ========       ========

     No customer accounted for 10% or more of the Company's net sales in the fiscal years ended June 30, 1998, 1997 and 1996.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 6 -- INVENTORIES:

     Inventories consist of the following:

                                                           JUNE 30, 1998
                                              ---------------------------------------
                                               DOMESTIC       FOREIGN        TOTAL
                                              -----------   -----------   -----------
Raw materials...............................  $ 7,404,000   $ 6,754,000   $14,158,000
In process..................................    5,374,000     6,358,000    11,732,000
Finished goods..............................    6,429,000     2,847,000     9,276,000
                                              -----------   -----------   -----------
                                              $19,207,000   $15,959,000   $35,166,000
                                              ===========   ===========   ===========

                                                           JUNE 30, 1997
                                              ---------------------------------------
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
                                              ===========   ===========   ===========

     Foreign inventories decreased $1,513,000 (decreased $1,483,000 in 1997) due to translation rates in effect at June 30, 1998 when compared to rates at June 30, 1997.

NOTE 7 -- LOANS PAYABLE:

                                                             RATE           AMOUNT
                                                        ---------------   ----------
SHORT-TERM INDEBTEDNESS AT JUNE 30, 1998:
Foreign subsidiaries..................................  3.09% (average)   $4,481,000
                                                                          ==========
SHORT-TERM INDEBTEDNESS AT JUNE 30, 1997:
Foreign subsidiaries..................................  4.64% (average)   $8,312,000
                                                                          ==========

     The maximum amount of loans payable to banks outstanding during the year ended June 30, 1998 was $8,297,000 ($13,470,000 in 1997). Average rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. Loans payable decreased by $551,000 (decreased by $951,000 in 1997), due to translation rates in effect at June 30, 1998 when compared to rates at June 30, 1997.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 8 -- LONG-TERM DEBT:

                                       JUNE 30, 1998               JUNE 30, 1997
                                  ------------------------    ------------------------
                                   CURRENT      LONG-TERM      CURRENT      LONG-TERM
                                  ----------   -----------    ----------   -----------
Notes payable in equal annual
  installments from October,
  1997 through October, 2000,
  interest rate 8.17%...........  $6,250,000   $12,500,000    $6,250,000   $18,750,000
Note payable December, 1999
  interest rate (1.25% over
  LIBOR) 4.82%..................                 3,320,000
Note payable by foreign
  subsidiary through 2002,
  interest rate 5.65%...........                 1,130,000                   1,160,000
Industrial revenue bond payable
  in annual installments through
  October, 1998, interest rate
  9%............................      28,000                     114,000        36,000
Notes payable by foreign
  subsidiary through 2003,
  interest rates 4.44% and
  9.9%..........................      34,000        83,000        34,000       223,000
Notes payable by foreign
  subsidiary through March,
  2000, interest rates 6.25% and
  6.5%..........................                    28,000                      57,000
Note payable by foreign
  subsidiary through August,
  2000, interest rate 8.5%......      18,000        11,000        27,000        30,000
                                  ----------   -----------    ----------   -----------
                                  $6,330,000   $17,072,000    $6,425,000   $20,256,000
                                  ==========   ===========    ==========   ===========

     Notes payable, denominated in currencies other than the U.S. dollar, decreased by $189,000 (decreased by $254,000 in 1997), due to translation rates in effect at June 30, 1998 when compared to rates at June 30, 1997. The foreign note due through 2002, with an interest rate of 5.65%, and the industrial revenue bond are collateralized by buildings and specific equipment as outlined in the indenture relating thereto. Approximately $174,000 of the loans included above are collateralized by assets of foreign subsidiaries of the Company. The notes payable from October, 1997 through October, 2000 (the "Senior Notes") and note payable December, 1999 (the "Revolver", a $20,000,000 credit facility) are collateralized by a pledge of the capital stock of the Company's domestic subsidiaries. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payments of dividends, limiting them to $1,000,000 plus 50% of the Company's net income after January 1, 1997. In addition, both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as these terms are defined in the agreements) of not less than 1.4 to 1. At June 30, 1998, this ratio was 1.5 to 1.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Maturities of long-term debt in each fiscal year ending after June 30, 1998 are as follows:

FISCAL YEAR ENDING JUNE 30,
---------------------------
1999........................................................  $ 6,330,000
2000........................................................    7,452,000
2001........................................................    9,603,000
2002........................................................       17,000
2003........................................................            0
2004 and thereafter.........................................            0
                                                              -----------
                                                              $23,402,000
                                                              ===========

     At June 30, 1998, the Company had available lines of credit of $31,685,000 upon which $7,801,000 had been drawn and of which $3,320,000 is included in long-term debt. Only the Revolver has associated commitment fees. The commitment fees, which are calculated quarterly, are equal to between one-quarter and one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the years ended June 30, 1998, 1997 and 1996 were $71,000, $61,000 and $71,000, respectively.

NOTE 9 -- TAXES ON INCOME:

     Income (loss) from operations before taxes and the provision (benefit) for income taxes are comprised of:

                                                FOR THE YEARS ENDED JUNE 30,
                                         ------------------------------------------
                                            1998            1997           1996
                                         -----------    ------------    -----------
Income (loss) from operations before
  taxes:
  Domestic.............................  $11,378,000    $    346,000    $12,613,000
  Foreign..............................    3,164,000     (35,553,000)    (5,394,000)
                                         -----------    ------------    -----------
                                         $14,542,000    $(35,207,000)   $ 7,219,000
                                         ===========    ============    ===========
Provision (benefit) for income taxes:
  Currently payable:
     Domestic..........................  $ 6,486,000    $   (363,000)   $ 1,060,000
     Foreign...........................    4,571,000       3,522,000      4,035,000
                                         -----------    ------------    -----------
                                          11,057,000       3,159,000      5,095,000
                                         -----------    ------------    -----------
(Prepaid) deferred:
  Domestic.............................   (1,500,000)
  Foreign..............................   (4,031,000)       (369,000)      (394,000)
                                         -----------    ------------    -----------
                                          (5,531,000)       (369,000)      (394,000)
                                         -----------    ------------    -----------
           Total income tax expense....  $ 5,526,000    $  2,790,000    $ 4,701,000
                                         ===========    ============    ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 1998 and 1997 are as follows:

DEFERRED TAX:

                                                                      JUNE 30,
                                ------------------------------------------------------------------------------------
                                                  1998                                        1997
                                ----------------------------------------    ----------------------------------------
                                  ASSETS      LIABILITIES      TOTAL          ASSETS      LIABILITIES      TOTAL
                                -----------   -----------   ------------    -----------   -----------   ------------
Foreign tax credit
  carryforwards...............  $ 1,916,000
Foreign net operating loss
  carryforwards...............   18,667,000                                 $18,127,000
Capital loss carryforwards....    3,021,000                                   4,391,000
Inventories...................    1,847,000                                   1,519,000
Pension.......................    1,563,000                                   1,735,000
Other, individually less than
  5% of "Net Deferred Tax
  Asset"......................    2,583,000    $935,000                       1,771,000   $1,099,000
                                -----------    --------                     -----------   ----------
Net Deferred Tax Asset and
  Liability...................  $29,597,000    $935,000     $ 28,662,000    $27,543,000   $1,099,000    $ 26,444,000
                                ===========    ========                     ===========   ==========
Valuation Allowance...........                               (19,868,000)                                (22,774,000)
                                                            ------------                                ------------
         Total Net Deferred
           Tax Assets.........                              $  8,794,000                                $  3,670,000
                                                            ============                                ============

     At June 30, 1998, net operating loss carryforwards of $55,847,000 are available to reduce future foreign taxable income. The Company also has capital loss carryforwards in the amount of $9,101,000 ($7,274,000 of which is domestic and expires in fiscal year 2002 and the remainder in England having an indefinite carryforward period) available at June 30, 1998. The Company also has $993,000 in domestic net operating loss carryforwards subject to separate return limitation year rules ("SRLY").

     The Company has not had to provide for income taxes on $8,259,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to reinvest those earnings. In the event that earnings were remitted, the tax effect on the results of operations after considering available tax credits would not be significant. The Company decreased the valuation allowance related to its deferred tax assets due to the increased profitability in Europe and the resulting likelihood that the carryforwards will be utilized in future years.

     The total income tax expense allocated to operations exceeded the computed "expected" (benefit) tax (determined by applying the United States Federal statutory income tax rate of 34% to

                        BALDWIN TECHNOLOGY COMPANY, INC.

(loss) income from operations before taxes) by $582,000, $14,760,000 and $2,247,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The reasons for the difference are as follows:

                                                 FOR THE YEARS ENDED JUNE 30,
                                           -----------------------------------------
                                              1998            1997           1996
                                           -----------    ------------    ----------
Computed "expected" tax (benefit)........  $ 4,944,000    $(11,970,000)   $2,454,000
State income taxes, net of federal income
  tax benefit............................      228,000         227,000       510,000
Foreign income taxed at higher (lower)
  than the U.S. statutory rate...........    5,047,000         309,000     1,745,000
Change in deferred tax asset valuation...   (5,500,000)
SRLY NOL.................................      338,000
Pre-press divestiture....................                   14,418,000
Goodwill write-off not deductible for
  taxes..................................      255,000         213,000       233,000
Foreign Sales Corporation................     (335,000)       (368,000)     (264,000)
Other reconciling items, individually
  less than
  5% of the "expected" tax...............      549,000         (39,000)       23,000
                                           -----------    ------------    ----------
           Total income tax expense......  $ 5,526,000    $  2,790,000    $4,701,000
                                           ===========    ============    ==========

NOTE 10 -- COMMON STOCK:

     The holders of the Company's Class A Common Stock, voting as a separate class, are entitled to elect 25% of the members of the Board of Directors. Holders of Class B Common Stock, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B Common Stock is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B Common Stock is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Annual Meeting, the holders of Class A Common Stock, voting as a separate class, continue to elect a number of Directors equal to 25% of the total number of Directors constituting the entire Board of Directors and the remaining directors are elected by the holders of both classes of Common Stock, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having ten votes per share. As of June 30, 1998, the number of outstanding shares of Class B Common Stock constituted 10.7% (10.7% in 1997) of the total number of outstanding shares of both classes of Common Stock.

     The Class A Common Stock has no conversion rights; however, Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B Common Stock without a dividend being declared or paid on shares of Class A Common Stock of at least 105% of that on the Class B Common Stock.

     In March of 1996, the Company's stock repurchase program was increased to $10,000,000 of Class A Common Stock and 500,000 shares of Class B Common Stock. As of June 30, 1998, 1,819,556 shares of Class A Common Stock (1,819,556 at
1997) and 164,117 shares of Class B Common Stock (164,117 at 1997) had been repurchased for $8,756,000, of which $7,635,000 represents Class A

                        BALDWIN TECHNOLOGY COMPANY, INC.

Common Stock, ($8,756,000 at 1997 of which $7,635,000 represents Class A Common Stock) under this program.

NOTE 11 -- STOCK OPTIONS:

     The 1986 Stock Option Plan, as amended and restated (the "1986 Plan"), allowed for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem stock appreciation rights (SARS) for up to a total of 2,220,000 and 590,000 shares of Class A and Class B Common Stock, respectively. Options to purchase shares of the Company's Class B Common Stock were granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. All options become exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants. On October 14, 1996 the 1986 Plan terminated.

     The 1990 Directors' Stock Option Plan (the "1990 Plan") provides for the granting, at fair market value on the date of grant, of up to 100,000 shares of the Company's Class A and Class B Common Stock as non-qualified stock options to members of the Company's Board of Directors who are not employees ("Eligible Directors") of the Company or any of its subsidiaries. Grants are made on the third business day subsequent to each Annual Meeting of Stockholders, including the 1990 meeting, to each Eligible Director for 1,000 shares of Class A and Class B Common Stock in proportion to the number of shares of each such class then outstanding. Options to purchase shares of the Company's Class B Common Stock are granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. Restrictions under the 1990 Plan are similar to those under the 1986 Plan except with regard to the exercise date, which is twelve months after the date of grant, and termination of options, which is generally nine months after termination of service as a director.

     The 1996 Stock Option Plan (the "1996 Plan") allows for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem stock appreciation rights. Grants from the 1996 Plan are limited to a maximum outstanding total of 875,000 and 125,000 shares of Class A and Class B Common Stock, respectively, at all times. Options to purchase shares of the Company's Class B Common Stock are granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. Restrictions under the 1996 Plan are similar to those under the 1986 Plan with regard to the exercise and termination of options. Canceled shares become available for future grants.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                                      THE 1986 PLAN
                                                    --------------------------------------------------
                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                                                             PRICE
                                                                             OPTION      -------------
                                                     CLASS A    CLASS B    PRICE RANGE     A       B
                                                    ---------   -------   -------------  -----   -----
Outstanding at June 30, 1995......................    953,333   275,000    $3.88-$9.84   $4.84   $7.72
                                                    ---------   -------   -------------  -----   -----
Granted...........................................    391,000   195,000    $5.38-$6.72   $5.40   $6.72
Canceled..........................................     (7,000)                $5.63      $5.63
Exercised.........................................    (28,333)             $4.00-$5.50   $4.31
                                                    ---------   -------   -------------  -----   -----
Outstanding at June 30, 1996......................  1,309,000   470,000    $3.88-$9.84   $5.01   $7.30
                                                    ---------   -------   -------------  -----   -----
Granted...........................................    352,500   120,000    $3.00-$3.75   $3.00   $3.75
Canceled..........................................   (236,001)  (61,667)   $3.00-$8.13   $5.11   $6.55
Exercised.........................................
                                                    ---------   -------   -------------  -----   -----
Outstanding at June 30, 1997......................  1,425,499   528,333    $3.00-$9.84   $4.50   $6.58
                                                    ---------   -------   -------------  -----   -----
Granted...........................................
Canceled..........................................   (111,499)  (38,333)   $3.00-$9.84   $5.20   $8.11
Exercised.........................................    (40,000)             $3.94-$4.00   $3.97
                                                    ---------   -------   -------------  -----   -----
Outstanding at June 30, 1998......................  1,274,000   490,000    $3.00-$9.84   $4.46   $6.47
                                                    =========   =======   =============  =====   =====
Exercisable at June 30, 1998......................    729,667   490,000    $3.88-$9.84   $4.85   $7.73
                                                    =========   =======   =============  =====   =====
Available for future option grants at June 30,
 1998.............................................          0         0
                                                    =========   =======

                                                                          THE 1990 PLAN
                                                    ---------------------------------------------------------
                                                                                                  WEIGHTED
                                                                                                   AVERAGE
                                                                                                    PRICE
                                                                                    OPTION      -------------
                                                    TOTAL    CLASS A   CLASS B    PRICE RANGE     A       B
                                                    ------   -------   -------   -------------  -----   -----
Outstanding at June 30, 1995......................  20,120   17,737     2,383     $3.75-$6.25   $4.64   $5.73
                                                    ------   ------     -----    -------------  -----   -----
Granted...........................................   5,000    4,490       510     $5.50-$6.88   $5.50   $6.88
Canceled..........................................
Exercised.........................................  (1,764)  (1,764)              $4.50-$4.75   $4.62
                                                    ------   ------     -----    -------------  -----   -----
Outstanding at June 30, 1996......................  23,356   20,463     2,893     $3.75-$6.88   $4.83   $5.92
                                                    ------   ------     -----    -------------  -----   -----
Granted...........................................   5,000    4,470       530     $2.56-$3.20   $2.56   $3.20
Canceled..........................................
Exercised.........................................
                                                    ------   ------     -----    -------------  -----   -----
Outstanding at June 30, 1997......................  28,356   24,933     3,423     $2.56-$6.88   $4.42   $5.50
                                                    ------   ------     -----    -------------  -----   -----
Granted...........................................   5,000    4,465       535     $5.13-$6.41   $5.12   $6.41
Canceled..........................................  (6,000)  (5,328)     (672)    $3.75-$6.25   $4.58   $5.70
Exercised.........................................
                                                    ------   ------     -----    -------------  -----   -----
Outstanding at June 30, 1998......................  27,356   24,070     3,286     $2.56-$6.88   $4.48   $5.57
                                                    ======   ======     =====    =============  =====   =====
Exercisable at June 30, 1998......................  22,356   19,605     2,751     $2.56-$6.88   $4.34   $5.41
                                                    ======   ======     =====    =============  =====   =====
Available for future option grants at June 30,
 1998.............................................  70,000
                                                    ======

                                                                      THE 1996 PLAN
                                                    --------------------------------------------------
                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                                                             PRICE
                                                                             OPTION      -------------
                                                     CLASS A    CLASS B    PRICE RANGE     A       B
                                                    ---------   -------   -------------  -----   -----
Granted...........................................    375,000                 $3.00      $3.00
Canceled..........................................
Exercised.........................................
                                                    ---------   -------   -------------  -----   -----
Outstanding at June 30, 1998......................    375,000         0       $3.00      $3.00   $0.00
                                                    =========   =======   =============  =====   =====
Exercisable at June 30, 1998......................          0         0       $3.00      $3.00   $0.00
                                                    =========   =======   =============  =====   =====
Available for future option grants at June 30,
 1998.............................................    500,000   125,000
                                                    =========   =======

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 1998:

                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
---------------------------------------------------------   ----------------------
                                  WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
  RANGE OF       NUMBER OF        AVERAGE        AVERAGE        OF        AVERAGE
  EXERCISE      OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
   PRICES         OPTIONS     CONTRACTUAL LIFE    PRICE       OPTIONS      PRICE
-------------   -----------   ----------------   --------   -----------   --------
$2.56 - $3.75     831,760        8.6 years        $3.11       126,760      $2.92
$3.88 - $5.63     886,551        5.6 years        $4.85       667,753      $4.85
$5.88 - $6.88     302,045        6.0 years        $6.35       301,510      $6.35
$8.13 - $9.84     146,000        2.8 years        $8.85       146,000      $8.85

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), on July 1, 1996 electing the disclosure only provisions of that statement. Accordingly, no charge for compensation has been recorded for stock based employee awards. In accordance with FAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1995. Due to the vesting schedule of options granted under both the

                        BALDWIN TECHNOLOGY COMPANY, INC.

1986 and 1990 Plans as well as the exclusion of the fair value of options granted prior to July 1, 1995, the fair value of compensation cost calculated to disclose pro forma financial information may not be representative of that to be expected in future years. The fair value method of calculating the value of each option granted subsequent to June 30, 1995 was estimated as of the option grant date using the Black-Scholes option pricing model. Significant assumptions were used to calculate the estimated fair value of the options by the pricing model for the years ended June 30, 1998, 1997 and 1996. The assumptions were that the forfeiture rates and dividend yields were 0% (none) and the expected average lives were five years all years, the weighted average risk free rates were 6.22% for 1998 and 6.29% for 1997 and 1996, respectively, and the average volatility was 42.23% for 1998 and 41.31% for 1997 and 1996, respectively. If the Company had recorded compensation cost based upon the fair values as calculated above, the effect on net (loss) income and (loss) earnings per share would have been the pro forma amounts indicated below:

                                                 FOR THE YEAR ENDED JUNE 30,
                                           ----------------------------------------
                                              1998           1997           1996
                                           ----------    ------------    ----------
Net income (loss) as reported............  $9,016,000    $(37,997,000)   $2,518,000
Pro forma net income (loss) net of
  $139,000 of tax benefit in 1998 ($4,150
  in 1997, $0 in 1996)...................  $8,745,000    $(38,005,000)   $2,518,000
Earnings (loss) per share as reported
  (basic)................................  $     0.53    $      (2.21)   $     0.14
Pro forma earnings (loss) per share
  (basic)................................  $     0.51    $      (2.21)   $     0.14
Earnings (loss) per share as reported
  (diluted)..............................  $     0.52    $      (2.21)   $     0.14
Proforma earnings (loss) per share
  (diluted)..............................  $     0.50    $      (2.21)   $     0.14

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 12 -- SUPPLEMENTAL COMPENSATION:

     Subsidiaries within the Americas maintain profit sharing, savings and retirement plans. Amounts expensed under these plans were as follows:

                                                  FOR THE YEARS ENDED JUNE 30,
                                             --------------------------------------
                                                1998          1997          1996
                                             ----------    ----------    ----------
Baldwin Technology Corporation ("BTC")
  and Baldwin Graphic Systems, Inc.
  ("BGS")................................    $  713,000    $  773,000    $  833,000
Kansa Corporation........................       188,000       193,000       173,000
Baldwin Enkel Corporation................       109,000        92,000        75,000
Misomex of North America, Inc. ..........                      17,000        18,000
                                             ----------    ----------    ----------
           Total expense.................    $1,010,000    $1,075,000    $1,099,000
                                             ==========    ==========    ==========

     Company contributions to the BTC/BGS and Kansa plans are discretionary and are subject to approval by their respective Boards of Directors. The Baldwin Enkel plan requires a company contribution equal to the total participant contribution which may not exceed 15% of the total compensation paid to the employees of Baldwin Enkel.

     Certain subsidiaries and divisions within Europe maintain pension plans. Amounts expensed under these plans were as follows:

                                                   FOR THE YEARS ENDED JUNE 30,
                                                ----------------------------------
                                                  1998         1997         1996
                                                --------    ----------    --------
Baldwin Grafotec GmbH.......................    $211,000    $  394,000    $199,000
Misomex AB..................................                   355,000      83,000
Amal AB.....................................      58,000       156,000     112,000
IVT Graphics................................      85,000       104,000      91,000
Jimek.......................................      79,000        93,000     251,000
Baldwin Europe Consolidated B.V. ...........      18,000        18,000      20,000
Misomex U.K. ...............................                   107,000     133,000
                                                --------    ----------    --------
           Total expense....................    $451,000    $1,227,000    $889,000
                                                ========    ==========    ========

     The amount of expense relating to the European pension plans is determined based upon, among other things, the age, salary and years of service of employees within the plans. The Company's German, English, Swedish and Netherlands subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.

     In Germany, at Baldwin Grafotec GmbH, there are two additional pension plans covering 2 employees and 2 former employees. These defined benefit plans provide for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability. One plan is partially funded by insurance contracts. The unfunded recorded liability related to the Misomex AB plan at June 30, 1997 was $0 (none) due to the divestiture of Misomex ($3,343,000 in 1996). The recorded liability at June 30, 1996 was sufficient to cover obligations earned under the plan.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following table sets forth the components of net pension costs of the defined benefit plans:

                                                    FOR THE YEARS ENDED JUNE 30,
                                                  ---------------------------------
                                                    1998        1997        1996
                                                  --------    --------    ---------
Service Cost -- benefits earned during the
  period......................................    $ 45,000    $  6,000    $   4,000
Interest on projected benefit obligation......      22,000      17,000      224,000
Annual return on plan assets..................      (5,000)     (5,000)      (6,000)
Net amortization and deferrals................     (67,000)    (74,000)    (157,000)
                                                  --------    --------    ---------
Net pension cost..............................    $ (5,000)   $(56,000)   $  65,000
                                                  ========    ========    =========

     The following table sets forth the funded status of the above defined benefit pension plans:

                                                                 JUNE 30,
                                                         -------------------------
                                                           1998            1997
                                                         ---------       ---------
Actuarial present value of:
  Vested benefit obligation..........................    $ 257,000       $ 206,000
                                                         =========       =========
  Accumulated benefit obligation.....................    $ 257,000       $ 206,000
                                                         =========       =========
Plan assets at fair value............................    $  75,000       $  74,000
Projected benefit obligation.........................      269,000         221,000
                                                         ---------       ---------
Plan assets less than projected benefit obligation...     (194,000)       (147,000)
Unrecognized transition asset........................      238,000         262,000
Unrecognized actuarial gain..........................     (487,000)       (519,000)
                                                         ---------       ---------
Accrued pension costs................................    $ 443,000       $ 404,000
                                                         =========       =========

Actuarial assumptions:
  Discount rate......................................         7.5%            7.5%
  Rate of increase in compensation levels............           3%              3%
  Expected rate of return on plan assets.............           7%              7%

     There are two retirement plans within Asia Pacific. The Company's Japanese subsidiary maintains non-contributory retirement plans covering all employees, excluding directors, and a separate plan for its directors. Amounts expensed under these programs are determined based on participants' salary and length of service. The programs are fully accrued and partially funded through insurance contracts. Expenses relating to these programs were $498,000, $623,000 and $606,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $2,853,000, $1,740,000 and $2,183,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES:

     Future minimum annual lease payments under capital leases, which consist of buildings, and machinery and equipment with accumulated depreciation amounting to $5,144,000 at June 30, 1998

                        BALDWIN TECHNOLOGY COMPANY, INC.

and $4,413,000 at June 30, 1997, together with the present value of the minimum lease payments are as follows at June 30, 1998:

FISCAL YEARS ENDING JUNE 30,                                     AMOUNT
----------------------------                                    ---------
1999........................................................    $ 474,000
2000........................................................      417,000
2001........................................................      101,000
2002........................................................            0
2003........................................................            0
2004 and thereafter.........................................            0
                                                                ---------
Total minimum lease payments................................      992,000
Amount representing interest................................     (370,000)
                                                                ---------
Present value of minimum lease payments.....................    $ 622,000
                                                                =========

     At June 30, 1998, $322,000 ($578,000 at June 30, 1997) is included in other long-term liabilities representing the long-term portion of the present value of minimum lease payments.

     Rental expense amounted to approximately $4,640,000, $5,603,000 and $5,370,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Aggregate future annual rentals under noncancellable leases for periods of more than one year at June 30, 1998 are as follows:

FISCAL YEARS ENDING JUNE 30,                                      AMOUNT
----------------------------                                    ----------
1999........................................................    $4,310,000
2000........................................................    $3,659,000
2001........................................................    $2,848,000
2002........................................................    $2,464,000
2003........................................................    $2,180,000
2004 and thereafter.........................................    $5,880,000

     From time to time in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position or results of operation of the Company.

NOTE 14 -- RELATED PARTIES:

     On November 30, 1993, the Company entered into a loan and pledge agreement and promissory note with Gerald A. Nathe, President and Director of the Company, which was amended and restated on November 25, 1997. On March 11, 1994, the Company entered into a loan and pledge agreement and promissory note with William J. Lauricella, Chief Financial Officer and Treasurer of the Company. The loans were made in order to enable the Company's officers to purchase shares of the Company's Class B Common Stock from non-employee shareholders. Mr. Nathe was loaned $1,817,321 to purchase 315,144 shares of the Company's Class B Common Stock and Mr. Lauricella was loaned $164,063 to purchase 25,000 shares of the Company's Class B Common Stock. All of the shares purchased have been pledged as collateral for the demand promissory notes and each of the notes are

                        BALDWIN TECHNOLOGY COMPANY, INC.

interest bearing, with interest payable on the anniversary dates at LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October.

     The maximum amounts of the notes outstanding, including interest, during the year ended June 30, 1998 were $1,606,425 and $199,298 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 1998, the balances of the notes receivable, including interest, were $1,561,856 and $167,615 for Mr. Nathe and Mr. Lauricella, respectively.

     The maximum amount of the notes outstanding, including interest, during the year ended June 30, 1997 were $1,604,613 and $191,169 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 1997, the balances of the notes receivable, including interest, were $1,561,480 and $191,169 for Mr. Nathe and Mr. Lauricella, respectively.

     The Company employs the firm of Morgan, Lewis & Bockius LLP as its legal counsel. Samuel B. Fortenbaugh III, a Director of the Company, is a partner in the firm. During the fiscal years ended June 30, 1998, 1997, and 1996, the Company incurred legal fees of approximately $306,000, $200,000 and $474,000, respectively, payable to Morgan, Lewis & Bockius LLP.

     On July 1, 1990, Baldwin Technology Corporation and Baldwin Graphic Systems, Inc., two subsidiaries of Baldwin Americas Corporation, entered into an agreement with Harold W. Gegenheimer, Chairman Emeritus, guaranteed by the Company, to replace various prior agreements including royalty and employment agreements, retirement plans and bonus arrangements. The new agreement guarantees a compensation amount of $200,000 per year to Mr. Gegenheimer. Simultaneously, a separate agreement was entered into by the Company and Mr. Gegenheimer whereby the Company was released from certain prior agreements, as noted above, and agreed to pay a minimum guaranteed amount of compensation of $200,000 per year to Mr. Gegenheimer, not to exceed $350,000 per year, based on one and one-half percent (1.5%) of the Company's annual net after tax profits. The amount expensed under these two agreements was $400,000 for each of the years ended June 30, 1998, 1997 and 1996.

     On February 10, 1997, Wendell M. Smith resigned as Chairman of the Company. Pursuant to his employment agreement, the Company made compensation payments in fiscal 1997 to Mr. Smith in the amount of $890,000. In addition, the Company has made deferred compensation payments to Mr. Smith in the amounts of $103,000 and $34,000 for the years ended June 30, 1998 and 1997, respectively. During fiscal 1997, certain consulting agreements between the Company and Polestar Limited ("Polestar"), a corporation controlled by Mr. Smith, were canceled and renegotiated into a new agreement providing for payments to Polestar of $60,000 per year for consulting services. The maximum duration of the new agreement is 17 years. For the year ended June 30, 1996 the aggregate compensation expensed under the prior agreement was $158,000.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for fiscal 1998 and fiscal 1997 are as follows (in thousands, except per share data):

                                                          QUARTER
                                          ----------------------------------------
FISCAL 1998                                FIRST     SECOND      THIRD     FOURTH
-----------                               -------    -------    -------    -------
Net sales...............................  $48,047    $55,618    $60,199    $67,544
Costs and expenses:
  Cost of goods sold....................   32,020     36,761     41,193     45,177
  Operating expenses....................   14,185     15,199     15,420     17,067
  Provision for loss on sale of
     Misomex............................
  Interest, net.........................      528        662        591        490
Other (income)..........................     (661)      (439)      (562)      (668)
Minority interest.......................      (97)
                                          -------    -------    -------    -------
Income before taxes.....................    2,072      3,435      3,557      5,478
Provision for income taxes..............      871      1,332      1,332      1,991
                                          -------    -------    -------    -------
Net income..............................  $ 1,201    $ 2,103    $ 2,225    $ 3,487
                                          =======    =======    =======    =======
Basic income per share..................  $  0.07    $  0.12    $  0.13    $  0.20
                                          =======    =======    =======    =======
Diluted income per share................  $  0.07    $  0.12    $  0.13    $  0.20
                                          =======    =======    =======    =======
Weighted average shares outstanding:
  Basic.................................   17,125     17,135     17,157     17,165
                                          =======    =======    =======    =======
  Diluted...............................   17,601     17,528     17,531     17,699
                                          =======    =======    =======    =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

FISCAL 1997                               FIRST      SECOND      THIRD     FOURTH
-----------                              -------    --------    -------    -------
Net Sales..............................  $57,541    $ 61,094    $58,318    $67,193
Costs and expenses:
  Cost of goods sold...................   38,959      41,859     39,031     43,942
  Operating expenses...................   17,325      17,439     17,893     19,203
  Provision for loss on sale of
     Misomex...........................               46,036                (3,629)
  Interest, net........................      798         802        757        745
Other (income).........................     (570)       (357)      (669)       (21)
Minority interest......................                             (73)      (117)
                                         -------    --------    -------    -------
Income (loss) before taxes.............    1,029     (44,685)     1,379      7,070
Provision for income taxes.............      473         622        634      1,061
                                         -------    --------    -------    -------
Net income (loss)......................  $   556    $(45,307)   $   745    $ 6,009
                                         =======    ========    =======    =======
Basic income (loss) per share..........  $  0.03    $  (2.62)   $  0.04    $  0.35
                                         =======    ========    =======    =======
Diluted income (loss) per share........  $  0.03    $  (2.62)   $  0.04    $  0.35
                                         =======    ========    =======    =======
Weighted average shares outstanding:
  Basic................................   17,359      17,298     17,128     17,125
                                         =======    ========    =======    =======
  Diluted..............................   17,365      17,298     17,128     17,125
                                         =======    ========    =======    =======

NOTE 16 -- SUBSEQUENT EVENT:

     On August 11, 1998, the Board of Directors granted non-qualified options to purchase 200,000 shares of the Company's Class A Common Stock to certain executives and key personnel under the Company's 1996 Plan at an exercise prices of $5.50 per share, the fair market value on the date of grant. The options granted are otherwise identical with regard to restrictions to options previously granted under this plan.

     On August 11, 1998, the Board of Directors voted to adopt, subject to stockholder approval, a 1998 Non-Employee Director's Stock Option Plan (the "1998 Plan") which would provide for the issuance of options to purchase up to an aggregate of 250,000 shares of the Company's Class A Common Stock to non-employee Directors of the Company. Under the 1998 Plan, each eligible Director would receive a grant of options to purchase 3,000 shares of the Company's Class A Common Stock, each year. The options would be granted at the fair market value on the date of grant, and would vest one-third per year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     Information required under these items is contained in the Company's 1998 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

     (a) (2) The following is a list of financial statement schedules filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Accountants on Financial Statement
  Schedules.................................................   50
Schedule II -- Valuation and Qualifying Accounts............   51

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

10.1     Baldwin Technology Company, Inc. Amended and Restated 1986
         Stock Option Plan. Filed as Exhibit 10.2 to the Company's
         Registration Statement (No. 33-31163) on Form S-1 and incorporated herein by reference.
10.2 Amendment to the Baldwin Technology Company, Inc. Amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.3     Baldwin Technology Company, Inc. 1990 Directors' Stock
         Option Plan. Filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.4     Baldwin Technology Company, Inc. 1996 Stock Option Plan.
         Filed as Exhibit A to the Baldwin Technology Company, Inc.
         1996 Proxy Statement and incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June
         30, 1996 and incorporated herein by reference.
10.5 Baldwin Technology Corporation Profit Sharing Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's
         Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.
10.6     Baldwin Technology Corporation Executive and Key Person
         Bonus Plan. Filed as Exhibit 10.4 to the Company's
         Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.
10.7     Agreement effective as of July 1, 1990 between Baldwin
         Technology Corporation, Baldwin Graphic Systems, Inc. and
         Harold W. Gegenheimer, as guaranteed by Baldwin Technology
         Company, Inc. Filed as Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.8     Agreement effective as of July 1, 1990 between Baldwin
         Technology Company, Inc. and Harold W. Gegenheimer. Filed as
         Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.9*    Employment Agreement dated as of November 16, 1988 between
         Baldwin-Japan Limited and Akira Hara. Filed as Exhibit 10.22 to the Company's Registration Statement (No. 33-26121) on
         Form S-1 and incorporated herein by reference.
10.10 Agreement and Plan of Merger dated as of April 26, 1989 among Enkel Corporation, Bengt Kuller, Enkel Acquisition
         Corporation and the Company. Filed as Exhibit I to the Company's report on Form 8-K dated May 7, 1989 and incorporated herein by reference.
10.11    Baldwin Technology Company, Inc. Dividend Reinvestment Plan.
         Filed as Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.12    Consulting Agreement dated as of June 30, 1989 between
         Baldwin Asia Pacific Corporation and A-PLUS LTD. Filed as
         Exhibit 10.51 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.13*   Employment Agreement effective as of July 1, 1997 between
         Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

  10.14    8.17% Senior Note Agreement dated October 29, 1993 between Baldwin Technology Company, Inc. and its subsidiaries Baldwin Americas Corporation and Baldwin Technology Ltd. and John Hancock Mutual Life
           Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Life Insurance Company.
           Filed as Exhibit 10.23 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.
  10.15    Amended and Restated $20,000,000 Revolving Credit Agreement dated as of December 31, 1995 between Baldwin
           Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin Technology Ltd.,
           and NationsBank of North Carolina, National Association, as Agent filed as Exhibit 10.23 to the Company's
           Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
  10.16*   Amendment to Employment Agreement between Baldwin-Japan Limited and Akira Hara effective August 15, 1995.
           Filed as Exhibit 10.25 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
  10.17    Third Amendment to Amended and Restated Revolving Credit Agreement dated as of February 14, 1997 by and among Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin
           Technology Limited, and NationsBank NA, as Agent and Lender, and Bank of Boston Connecticut filed as
           Exhibit 10.26 on the Company's Form 10-Q dated February 14, 1997 and incorporated herein by reference.
  10.18    Amendment to Note Agreement dated as of February 14, 1997 by and among Baldwin Technology Company, Inc.
           and its subsidiaries, Baldwin Americas Corporation and Baldwin Technology Limited, and John Hancock
           Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Life
           Insurance Company of America. Filed as Exhibit 10.27 on the Company's Form 10-Q dated February 14, 1997 and incorporated herein by reference.
  10.19    Stock Purchase Agreement, (to sell all the shares of the Misomex Group of Companies), dated as of June 9,
           1997, between Kaber Imaging, Inc. and the Company. Filed as Exhibit 10.26 to the Company's Report on Form
           8-K dated July 3, 1997 and incorporated herein by reference.
  10.20    Amendment Number One, dated June 30, 1997, to the Stock Purchase Agreement. Filed as Exhibit 10.27 to the
           Company's Report on Form 8-K dated July 3, 1997 and incorporated herein by reference.
  10.21    Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of September 12, 1997 by and among Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin
           Technology Limited, and NationsBank NA as agent and Lender, and Bank of Boston Connecticut. Filed as
           Exhibit 10.23 to the Company's report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
  10.22    Fifth Amendment to Amended and Restated Revolving Credit Agreement between Baldwin Americas Corporation and Baldwin Technology Limited (as borrowers) and Nationsbank N.A. as lender. Filed as Exhibit 10.24 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
  10.23*   Employment Agreement dated March 11, 1998 and effective as of July 1, 1997 between Baldwin Technology
           Company, Inc. and William J. Lauricella. Filed as Exhibit 10.25 to the Company's Report on Form 10-Q for
           the quarter ended March 31, 1998 and incorporated herein by reference.

10.24    Baldwin Technology Company, Inc. Executive and Key Person
         Cash Incentive Program Description (filed herewith).
21.      List of Subsidiaries of Registrant (filed herewith).
23.      Consent of PricewaterhouseCoopers LLP (filed herewith).
27.      Financial Data Schedule (filed herewith).
28.      Post-effective Amendment to the Company's previously filed
         Form S 8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
99.      Company statement regarding the Private Securities
         Litigation Reform Act of 1995, "Safe Harbor for
         Forward-Looking Statements" (filed herewith).

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

                                          Dated: September 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                TITLE                   DATE
                     ---------                                -----                   ----
                /s/ GERALD A. NATHE                  Chairman of the Board,    September 28, 1998
---------------------------------------------------  President and Chief
                  GERALD A. NATHE                    Executive Officer

                  /s/ AKIRA HARA                     Vice President and        September 28, 1998
---------------------------------------------------  Director
                    AKIRA HARA

             /s/ WILLIAM J. LAURICELLA               Vice President,           September 28, 1998
---------------------------------------------------  Treasurer and Chief
               WILLIAM J. LAURICELLA                 Financial Officer

                /s/ RONALD F. RAHE                   Controller                September 28, 1998
---------------------------------------------------
                  RONALD F. RAHE

                /s/ JUDITH A. BOOTH                  Director                  September 28, 1998
---------------------------------------------------
                  JUDITH A. BOOTH

           /s/ SAMUEL B. FORTENBAUGH III             Director                  September 28, 1998
---------------------------------------------------
             SAMUEL B. FORTENBAUGH III

              /s/ JOHN T. HEALD, JR.                 Director                  September 28, 1998
---------------------------------------------------
                JOHN T. HEALD, JR.

                /s/ M. RICHARD ROSE                  Director                  September 28, 1998
---------------------------------------------------
                  M. RICHARD ROSE

               /s/ WENDELL M. SMITH                  Director                  September 28, 1998
---------------------------------------------------
                 WENDELL M. SMITH

             /s/ RALPH R. WHITNEY, JR.               Director                  September 28, 1998
---------------------------------------------------
               RALPH R. WHITNEY, JR.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated August 7, 1998 appearing in this Annual Report to Shareholders of Baldwin Technology Company, Inc. (which report and consolidated financial statements are included in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut
August 7, 1998

                                                                     SCHEDULE II

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                             BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                             BEGINNING    COSTS AND      OTHER                    AT END
                             OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
                             ----------   ----------   ----------   ----------   ---------
Year ended June 30, 1998
  Allowance for doubtful
     accounts (deducted
     from accounts
     receivable)...........   $ 2,106        $302                     $  695(1)   $ 1,713
  Valuation allowance for
     deferred tax asset
     (deducted from prepaid
     and other assets).....   $22,774                                 $2,906(2)   $19,868
Year ended June 30, 1997
  Allowance for doubtful
     accounts (deducted
     from accounts
     receivable)...........   $ 2,503        $429                     $  826(1)   $ 2,106
  Valuation allowance for
     deferred tax asset
     (deducted from prepaid
     and other assets).....   $16,957                    $5,817(3)                $22,774
Year ended June 30, 1996
  Allowance for doubtful
     accounts (deducted
     from accounts
     receivable)...........   $ 2,897        $ 95                     $  489(1)   $ 2,503
  Valuation allowance for
     deferred tax asset
     (deducted from prepaid
     and other assets).....   $13,313                    $3,644(4)                $16,957

---------------------

(1) The decrease in the allowance for doubtful accounts for the year ended June 30, 1998 resulted from $476,000 of recoveries and currency fluctuations of $219,000. The decrease in the allowance for doubtful accounts for the year ended June 30, 1997 resulted from $413,000 of recoveries, $228,000 of allowances as part of the Misomex sale and currency fluctuations of $185,000. The decrease in the allowance for doubtful accounts for the year ended June 30, 1996 resulted from $263,000 of recoveries and currency fluctuations of $464,000 offset by $237,000 of reserves from acquisitions.
(2) The decrease in the amount of the valuation allowance is primarily the result of a partial reversal of the reserve related to foreign net operating loss carryforwards. See Note 9 -- Notes to Consolidated Financial Statements.
(3) The increase in the amount of the valuation allowance is primarily the result of increased foreign net operating loss carryforwards. See Note
    9 -- Notes to Consolidated Financial Statements.
(4) The reduction in the amount of the valuation allowance is the result of improved earnings in the Company's domestic operations. See Note 9 -- Notes to Consolidated Financial Statements.

                                EXHIBIT INDEX
                                -------------
 Exhibit
   No.                       Description
 -------                     -----------

  10.24 Baldwin Technology Company, Inc. Executive and Key Person Cash Incentive Program Description (filed herewith).
  21.      List of Subsidiaries of Registrant (filed herewith).
  23.      Consent of PricewaterhouseCoopers LLP (filed herewith).
  27.      Financial Data Schedule (filed herewith).
  99. Company statement regarding the Private Securities Litigation Reform Act of 1995, "Safe Harbor for Forward-Looking Statements" (filed herewith).