Form 10-Q
period 1998-09-30
BALDWIN TECHNOLOGY CO INC
filed 1998-11-10
CIK 805792

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

[ Mark one ]
[    X     ] Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934


For quarter ended               September 30, 1998


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

          YES  X .                      NO    .



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at October 30, 1998

       Class A Common Stock
          $0.01 par value                         15,116,681

       Class B Common Stock
          $0.01 par value                          1,835,883

           Total number of pages in this document   13




                 BALDWIN TECHNOLOGY COMPANY, INC.

                              INDEX


                                                           Page
Part I    Financial Information


          Consolidated Balance Sheet -
           September 30, 1998 and June 30, 1998         1


          Consolidated Statement of Income -
           Three months ended
           September 30, 1998 and 1997                  2


          Consolidated Statement of Changes in
           Shareholders' Equity - Three months
           ended September 30, 1998                     3


          Consolidated Statement of Cash Flows -
           Three months ended
           September 30, 1998 and 1997                 4-5


          Notes to Consolidated Financial Statements   6-7


          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                  8-11


Part II   Other Information

          Item 6    Exhibits and Reports on Form 8-K    11


Signatures                                              12



CAUTIONARY STATEMENT -- This Form 10-Q may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 1998.





















                       PART I: FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                     BALDWIN TECHNOLOGY COMPANY, INC.
                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)
                                (Unaudited)
                                                     September 30, June 30,
                                                          1998      1998
                                  ASSETS
CURRENT ASSETS:
 Cash                                                        $ 13,521  $ 15,054
 Short-term securities                                          2,912     6,972
 Accounts receivable trade, net of allowance for
  doubtful accounts of $1,789($1,713 at June 30, 1998)         40,053    39,839
 Notes receivable, trade                                       11,041    13,323
 Inventories                                                   43,707    35,166
 Prepaid expenses and other                                     9,458     8,086
       Total current assets                                   120,692   118,440

MARKETABLE SECURITIES:
 Cost $607 ($586 at June 30, 1998)                                706       738

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                             3,147     3,123
 Machinery and equipment                                        7,427     7,210
 Furniture and fixtures                                         6,060     5,539
 Leasehold improvements                                         1,012     1,028
 Capital leases                                                 5,624     5,339
                                                               23,270    22,239
 Less:  Accumulated depreciation and amortization              16,282    15,241
   Net property, plant and equipment                            6,988     6,998

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $5,614 ($5,410 at
 June 30, 1998)                                                 4,845     4,935
GOODWILL, less accumulated amortization of $8,252
 ($8,033 at June 30, 1998)                                     29,581    29,394
OTHER ASSETS                                                   14,696    14,523
TOTAL ASSETS                                                 $177,508  $175,028

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Loans payable                                                $ 4,870   $ 4,481
 Current portion of long-term debt                              6,316     6,330
 Accounts payable, trade                                       15,910    15,962
 Notes payable, trade                                           9,086     9,707
 Accrued salaries, commissions, bonus and profit-sharing        9,124     9,351
 Customer deposits                                             16,343    14,180
 Accrued and withheld taxes                                     2,217     2,282
 Income taxes payable                                           7,699    10,478
 Other accounts payable and accrued liabilities                18,089    17,104
      Total current liabilities                                89,654    89,875
LONG-TERM LIABILITIES:
 Long-term debt                                                17,327    17,072
 Other long-term liabilities                                    4,834     4,624
      Total long-term liabilities                              22,161    21,696
       Total liabilities                                      111,815   111,571

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,431,683 shares issued
  (16,431,683 at June 30, 1998)                                   164       164
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                              20       20
 Capital contributed in excess of par value                    57,359   57,359
 Retained earnings                                             17,088   15,168
 Cumulative translation adjustment                        (2,261)   (3,423)
 Unrealized gain on investments net of $50 of
  deferred taxes ($73 at June 30, 1998)                            49       79
 Less:  Treasury stock, at cost:
   Class A - 1,266,502 shares (1,102,802 at June 30, 1998)
   Class B - 164,117 shares (164,117 at June 30, 1998)     (6,726)   (5,910)
     Total shareholders' equity                                65,693   63,457
COMMITMENTS                                                   ------   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $177,508 $175,028
        The accompanying notes to consolidated financial statements are an integral part of these statements.
                                   - 1 -





                     BALDWIN TECHNOLOGY COMPANY, INC.
                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)


                                   For the three months
                                    ended September 30,


                                       1998       1997

Net sales                                  $55,319   $48,047
Cost of goods sold                          37,149    32,020

Gross Profit                                18,170    16,027

Operating expenses:
 General and administrative                  6,177     5,570
 Selling                                     4,569     4,285
 Engineering                                 3,403     3,006
 Research and development                    1,184     1,324
                                            15,333    14,185
Operating income                             2,837     1,842

Other (income) expense:
 Interest expense                              563       735
 Interest income                              (160)     (207)
 Minority interest                                       (97)
 Other income, net                            (662)     (661)
                                              (259)     (230)

Income before taxes                          3,096     2,072

Provision for income taxes                   1,176       871

Net income                                 $ 1,920   $ 1,201

Basic income
 per share                            $  0.11  $  0.07

Diluted income
 per share                            $  0.11  $  0.07

Weighted average number of
 shares:

 Basic                                 17,114    17,125

 Diluted                               17,505    17,601
















        The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)




                                                    Capital                         Unrealized
                        Class A         Class B   Contributed          Cumulative   Gain (Loss)                     Compre-
                      Common Stock    Common Stock  in Excess Retained Translation      on      Treasury Stock       hensive
                     Shares  Amount  Shares  Amount  of Par   Earnings Adjustment  Investments  Shares    Amount     Income

Balance at June 30,  16,431,683 $164 2,000,000  $20 $57,359    $15,168    $(3,423)     $79      (1,266,919) $(5,910)
    1998

Net income for the
 three months ended
  September 30, 1998                                             1,920                                               $1,920

Translation
 adjustment                                                                 1,162                                     1,162

Unrealized loss on
 available for sale
 securities, net of
 tax                                                                                   (30)                             (30)

Comprehensive income                                                                                                 $3,052

Purchase of treasury
 stock                                                                                            (163,700)    (816)

Balance at September
 30, 1998            16,431,683 $164 2,000,000   $20 $57,359     $17,088  $(2,261)     $49      (1,430,619) $(6,726)

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

                                                                  - 3 -

                        BALDWIN TECHNOLOGY COMPANY, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                 Increase (Decrease) in Cash and Cash Equivalents
                                  (in thousands)
                                   (Unaudited)



                                                      For the three months
                                                         ended September 30,
                                                        1998       1997
Cash Flows from operating activities:
 Income from operations                                    $ 1,920     $ 1,201
 Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation and amortization                                974         790
  Accrued retirement pay                                       109         153
  Provision for losses on accounts receivable                   14         121
  Changes in assets and liabilities:
   Accounts and notes receivable, net                      3,257     (2,197)
   Inventories                                            (8,025)    (6,179)
   Prepaid expenses and other                             (1,169)      (288)
   Customer deposits                                       1,976      3,252
   Accrued compensation                                     (411)       (82)
   Accounts and notes payable, trade                      (1,240)     1,882
   Income taxes payable                                   (2,808)    (1,365)
   Accrued and withheld taxes                               (133)       (84)
   Other accounts payable and accrued liabilities            448     (1,004)
   Interest payable                                          417        536

     Net cash used by operating activities                (4,671)    (3,264)

Cash flows from investing activities:
 Proceeds from the pre-press disposition                              4,000
 Additions of property, net                                 (460)      (470)
 Additions of patents, trademarks and drawings, net          (96)       (75)
 Other assets                                                 39        (36)

   Net cash (used) provided by investing activities         (517)      3,419

Cash flows from financing activities:
 Long-term debt repayment                                    (36)       (45)
 Short-term borrowings                                     1,913        377
 Short-term debt repayment                                (1,666)      (486)
 Principal payments under capital lease
  obligations                                                (58)       (60)
 Other long-term liabilities                                 (91)        81
 Treasury stock purchased                                   (816)
   Net cash used by financing activities                    (754)      (133)

 Effects of exchange rate changes                            349       (139)

 Net decrease in cash and
  cash equivalents                                        (5,593)      (117)

 Cash and cash equivalents at beginning of year           22,026     13,453

 Cash and cash equivalents at end of period              $16,433   $ 13,336















           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         BALDWIN TECHNOLOGY COMPANY, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


Supplemental disclosures of cash flow information:

                                                         For the three months
                                                           ended September 30,
                                                           1998      1997
                                                      (in thousands)
Cash paid during the period for:
    Interest                                              $   146   $   199
     Income taxes                                         $ 3,732   $ 2,331

Supplemental schedule of non-cash investing and financing activities:

For the three months ended September 30, 1998:

There were no significant non-cash transactions for the three months ended September 30, 1998.

The Company did not enter into any capital lease agreements for the three months ended September 30, 1998.


For the three months ended September 30, 1997:

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

                         BALDWIN TECHNOLOGY COMPANY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - General:

        Baldwin Technology Company, Inc. (Baldwin, or the Company) is engaged primarily in the development, manufacture and sale of material handling, accessory and control equipment for the printing and print on demand industries.

The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. All significant intercompany transactions have been eliminated in consolidation.


Note 2 - Earnings per share:

        In fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. The weighted average number of shares outstanding used to compute basic earnings per share for the three month periods ended September 30, 1998 and 1997 amounted to 17,114,000 and 17,125,000 shares, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share for the three month periods ended September 30, 1998 and 1997 amounted to 17,505,000 and 17,601,000 shares, respectively, which include potentially dilutive securities, primarily outstanding options to purchase the Company's common stock, of 391,000 and 476,000 shares for the respective periods. The Company has restated the prior period and has presented basic and diluted income per share for each period.



Note 3 - Inventories:

        Inventories consist of the following:-

                                    September 30,         June 30,
                                       1998                   1998

        Raw material                  $15,193,000         $14,158,000

        In process                     17,604,000          11,732,000

        Finished goods                 10,910,000           9,276,000
                                      $43,707,000         $35,166,000


        Inventories increased by $771,000 due to translation effects of exchange from June 30, 1998 to September 30, 1998.



Note 4 - Restructuring Charge and Reserves:

During 1992, a restructuring reserve was established relating to an excess facility sublease subsidy. In addition, a restructuring reserve was charged to income during the quarter ended December 31, 1995 in the amount of $3,000,000 in order to accrue the costs associated with a planned workforce reduction at the Company's German operations as well as to accrue for dealer claims associated with changes made to the European dealer network and distribution system. As of June 30, 1998, these reserves have been fully utilized.

Note 5 - Common Stock:

        Stock Options:-

On August 11, 1998 the Board of Directors granted non-qualified options to purchase 200,000 shares of the Company's Class A Common Stock to certain executives and key personnel under the Company's 1996 Plan at an exercise price of $5.50 per share, the fair market value on the date of grant. The options granted are otherwise identical with regard to restrictions to the options previously granted under this plan.

        On August 11, 1998, the Board of Directors voted to adopt, subject to stockholder approval, the Baldwin Technology Company, Inc. 1998 Non-Employee Director's Stock Option Plan (the "1998 Plan") which provides for the issuance of options to purchase up to an aggregate of 250,000 shares of the Company's Class A Common Stock to non-employee Directors of the Company. Under the 1998 Plan, each year, each eligible Director would receive a grant of options to purchase 3,000 shares of the Company's Class A Common Stock. The options would be granted at the fair market value on the date of grant, and would vest one-third per year on each succeeding anniversary of the date of grant. The 1998 Plan will become effective upon approval by the stockholders at the Annual Meeting of Stockholders to be held on November 12, 1998. The 1990 Director's Stock Option Plan (the "1990 Plan") will be immediately terminated once the stockholders approve the 1998 Plan, provided however that outstanding options under the 1990 Plan will continue to be subject to the terms thereof.

                         BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.


        Three Months Ended September 30, 1998 vs. Three Months
        Ended September 30, 1997.

        Net sales for the three months ended September 30, 1998 increased by $7,272,000, or 15.1%, to $55,319,000 from $48,047,000 for the three months ended September 30, 1997. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $2,000,000 in the current period. In terms of local currency and as compared to the prior year's quarter, sales increased by 8.8% in Germany, by 50.0% in Sweden, by 15.0% in France, and by 19.5% in the United Kingdom. In Japan, sales decreased by 8.5%. In the Americas, net sales increased by 38.6%.

        Gross profit for the three month period ended September 30, 1998 was $18,170,000 (32.8% of net sales), as compared to $16,027,000 (33.3% of net sales) for the three month period ended September 30, 1997, an increase of $2,143,000 or 13.4%. Currency rate fluctuations decreased gross profit by $569,000 in the current period. Gross profit was lower as a percentage of net sales when compared to the prior year due primarily to increased sales of lower margin material handling equipment and decreased sales in Japan.

        Selling, general and administrative expenses were $10,746,000 (19.4% of net sales), for the three month period ended September 30, 1998 as compared to $9,855,000 (20.5% of net sales) for the same period of the prior year, an increase of $891,000 or 9.0%. Currency rate fluctuations decreased these expenses by $270,000 in the current period. Otherwise, selling, general and administrative expenses increased by $1,161,000. Selling expenses increased by $409,000 which primarily related to sales volume and direct sales personnel increases while general and administrative expenses increased by $752,000 due primarily to increased personnel, consulting, and compensation costs.

Other operating expenses increased by $257,000 over the same period of the prior year. Currency rate fluctuations decreased these expenses by $166,000 in the current period. Otherwise, other operating expenses would have increased by $423,000. The increase in these expenses relates primarily to increased engineering costs. As a percentage of net sales, other operating expenses decreased by 0.7% to 8.3% for the three months ended September 30, 1998 compared to 9.0% for the same period in the prior year.

        Interest expense for the three month period ended September 30, 1998 was $563,000 as compared to $735,000 for the three month period ended September 30, 1997 with the decrease attributable to lower debt levels and lower interest rates. Currency rate fluctuations increased interest expense by $4,000 in the current period. Other income and expense includes net foreign currency transaction gains (losses) of $85,000 and $(78,000) for the three months ended September 30, 1998 and 1997, respectively. Currency rate fluctuations decreased other income by $42,000 in the current period.

The Company's effective tax rate on income before taxes was 38.0% for the three month period ended September 30, 1998 as compared to 42.0% for the three month period ended September 30, 1997. Currency rate fluctuations decreased the provision for income taxes by $73,000 in the current period. The decrease in the current period's effective tax rate is primarily due to increased income in tax jurisdictions for which there are available tax loss carryforwards.

        Net income for the three month period ended September 30, 1998 increased by $719,000 or 59.9% to $1,920,000 from $1,201,000 for the three month period ended September 30, 1997, or to $0.11 from $0.07 per share basic and diluted. Currency rate fluctuations decreased net income by $118,000 in the current period.

              Liquidity and Capital Resources at September 30, 1998
                          Liquidity and Working Capital

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

        Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.4 to 1. At September 30, 1998, this ratio was 1.53 to 1.

        Net cash provided (used) by investing activities was $(517,000) for the three months ended September 30, 1998 versus $3,419,000 for the three months ended September 30, 1997. The change was primarily due to the collection of the proceeds from the disposition of the Company's Pre-press operations in the prior period. Net cash (used) by financing activities was $(754,000) for the three months ended September 30, 1998 as compared to $(133,000) for the three months ended September 30, 1997. The change was primarily due to the purchase of treasury stock, partially offset by an increase in additional short-term borrowings net of repayments.

The Company's working capital increased from $30,530,000 at September 30, 1997, to $31,038,000 at September 30, 1998, an increase of $508,000 or 1.7%.
Currency rate fluctuations decreased working capital by $1,302,000.
Inventories increased due to increased order backlog. This increase in working capital was offset by increases in customer deposits, income taxes payable and other accrued liabilities. The Company's working capital increased by $2,473,000 or 8.7% from $28,565,000 at June 30, 1998 to $31,038,000 at
September 30, 1998. Currency rate fluctuations increased working capital by $974,000 in the current period. The change in working capital resulted primarily from increased inventories, as well as a reduction in income taxes payable as a result of income tax payments. These increases in working capital were partially offset by increases in customer deposits on orders related to the increase in backlog, and other accrued liabilities as well as a decrease in cash and short term securities.

The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $35,855,000, including amounts available under the Revolver. As of September 30, 1998, the Company had outstanding $8,448,000 under these lines of credit, of which $3,578,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at September 30, 1998 are $419,000 higher than they would have been if June 30, 1998 exchange rates had been used.

        Net capital expenditures made to meet the normal business needs of the Company for the three months ended September 30, 1998 and September 30, 1997, including commitments for capital lease payments, were $556,000 and $545,000, respectively.

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

        The Company has undertaken a study, utilizing external consultants, to evaluate the Company's internal information systems infrastructure as it relates to the Year-2000 situation and believes it has identified Year-2000 non-compliance processes. The Company has undertaken projects to update and replace all non-compliant internal information systems and processes to ensure that the Year-2000 situation will not have a detrimental impact on the internal operations of the Company. The cost to update and replace non-compliant systems is approximately $2,000,000 consisting of the cost of purchasing and installing hardware and software and will be incurred through Fiscal 1999. The cost of Year-2000 compliance is not projected to have a significant negative impact on the Company's financial results in subsequent fiscal years.

A review has been undertaken, or is in process, for those products of the Company that utilize microprocessors in the operation of the products which could be adversely affected by the Year-2000 date change. At the present time, no Company products have been identified where Year-2000 non-compliance would have a detrimental impact on the operation of the products.

The Company is surveying its suppliers and service providers to determine potential exposure from external, non-compliant sources. No exposures have been identified, to date, from external sources.

The Company has or is addressing its Year-2000 exposures. However, should an unforeseeable Year-2000 situation arise that poses a severe threat to the Company, the Company expects to be able to revert to PC and manual backup internal processes until the situation can be resolved. The Company maintains service and engineering personnel which would be able to remediate any unforeseen Year-2000 non-compliance situations related to a product of the Company which would require immediate resolution. The Company does not utilize single source providers or vendors and as such, may change to other providers and vendors in the case of non-compliance.



                                 Euro Conversion

Effective January 1, 1999, the "euro" will become the new common currency for 11 European countries (including Germany, France and the Netherlands where the Company has European operations). Other member states (including the United Kingdom and Sweden where the Company also has European operations) may join in years to come. Beginning January 1, 1999, transactions in the euro will be possible, but the national currencies will continue to circulate until January 1, 2002, when the euro will become the functional currency for these 11 countries. During the transition period from January 1, 1999 to January 1, 2002, payments can be made using either the euro or the national currencies at fixed exchange rates.


Beginning January 1, 1999, the Company plans to be able to conduct business with customers in both the euro and the respective national currency. Systems and processes that are initially impacted by this dual currency requirement are customer billing and receivables, payroll, and cash management activities, including cash collections and disbursements. To accomplish compliance, the Company is making the necessary systems and process changes and is also working with its financial institutions on various cash management issues. By January 1, 2002, the plan is to have systems and processes in the euro countries accommodate the recording of all business transactions in the euro.

Management currently believes that the external costs associated with implementing and completing the euro conversion will not be material in any year. Also, management currently believes that the business and market implications, if any, of the euro conversion will not be material to its results of operations or financial condition in any year. However, the competitive impact of increased cross-border price transparency is uncertain, both with respect to products sold by the Company, as well as products, utilities and services purchased by the Company.

The Company's ongoing efforts and those of its significant customers and suppliers (including financial institutions) may, at some time in the future, reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion, or that may cause currently unexpected competitive or market effects, all contrary to the foregoing forward-looking assumptions. These issues, if not resolved favorably, could have a material adverse effect on the Company's results of operations or financial condition in any year.

                               Impact of Inflation

The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.


                            PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule (filed herewith).

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 1998.

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

Dated:    November 9, 1998