Form 10-Q
period 1998-12-31
BALDWIN TECHNOLOGY CO INC
filed 1999-02-04
CIK 805792

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

[ Mark one ]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

          For quarter ended               December 31, 1998
                                    OR

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

          YES  X .                      NO    .


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at January 29, 1999
       Class A Common Stock
          $0.01 par value                       14,919,547

       Class B Common Stock
          $0.01 par value                        1,835,883



                     BALDWIN TECHNOLOGY COMPANY, INC.

                                   INDEX


                                                                       Page


Part I    Financial Information


          Consolidated Balance Sheet -
           December 31, 1998 and June 30, 1998                         1-2


          Consolidated Statement of Income -
           Three months and six months ended
           December 31, 1998 and 1997                                  3


          Consolidated Statement of Changes in
           Shareholders' Equity - Six months
           ended December 31, 1998                                     4

          Consolidated Statement of Cash Flows -
           Six months ended December 31, 1998 and 1997                5-6


          Notes to Consolidated Financial Statements                  7-8


          Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                 9-15


Part II   Other Information

          Item 4    Submission of Matters to a Vote of
                    Security Holders                                   16

          Item 6    Exhibits and Reports on Form 8-K                   16


Signatures                                                             17
















                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                  ASSETS

                                                       December 31,   June 30,
                                                            1998       1998
                                                       (Unaudited)
CURRENT ASSETS:
 Cash                                                      $ 10,877  $ 15,054
 Short-term securities                                          367     6,972
 Accounts receivable trade, net of allowance for
  doubtful accounts of $1,927($1,713 at June 30, 1998)       40,888    39,839
 Notes receivable, trade                                     14,178    13,323
 Inventories                                                 39,651    35,166
 Prepaid expenses and other                                   8,451     8,086
       Total current assets                                 114,412   118,440

MARKETABLE SECURITIES:
 Cost $702 ($586 at June 30, 1998)                              823       738

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                           3,104     3,123
 Machinery and equipment                                      6,967     7,210
 Furniture and fixtures                                       6,091     5,539
 Leasehold improvements                                         897     1,028
 Capital leases                                               5,649     5,339
                                                             22,708    22,239
 Less:  Accumulated depreciation and amortization            15,707    15,241
   Net property, plant and equipment                          7,001     6,998

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $5,552 ($5,410 at
 June 30, 1998)                                               4,608     4,935
GOODWILL, less accumulated amortization of $8,748
 ($8,033 at June 30, 1998)                                   32,522    29,394
OTHER ASSETS                                                 16,432    14,523
TOTAL ASSETS                                               $175,798  $175,028


















        The accompanying notes to consolidated financial statements are an integral part of these statements.
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       December 31,  June 30,
                                                          1998       1998
                                                       (Unaudited)
CURRENT LIABILITIES:
 Loans payable                                              $ 3,428   $ 4,481
 Current portion of long-term debt                            6,292     6,330
 Accounts payable, trade                                     12,529    15,962
 Notes payable, trade                                        11,348     9,707
 Accrued salaries, commissions, bonus and profit-sharing      8,003     9,351
 Customer deposits                                           11,599    14,180
 Accrued and withheld taxes                                   2,457     2,282
 Income taxes payable                                         7,465    10,478
 Other accounts payable and accrued liabilities              16,008    17,104
      Total current liabilities                              79,129    89,875
LONG-TERM LIABILITIES:
 Long-term debt                                              21,281    17,072
 Other long-term liabilities                                  6,185     4,624
      Total long-term liabilities                            27,466    21,696
       Total liabilities                                    106,595   111,571

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,435,849 shares issued
  (16,431,683 at June 30, 1998)                                 164       164
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                            20        20
 Capital contributed in excess of par value                  57,372    57,359
 Retained earnings                                           19,685    15,168
 Cumulative translation adjustment                                5    (3,423)
 Unrealized gain on investments net of $23 of
  deferred taxes ($73 at June 30, 1998)                          48        79
 Less:  Treasury stock, at cost:
   Class A - 1,514,402 shares (1,102,802 at June 30, 1998)
   Class B - 164,117 shares (164,117 at June 30, 1998)       (8,091)   (5,910)
     Total shareholders' equity                              69,203    63,457
COMMITMENTS
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $175,798  $175,028














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

                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)


                                 For the three months      For the six months
                                  ended December 31,       ended December 31,

                                1998      1997           1998      1997

Net sales                           $65,169   $55,618       $120,488  $103,665
Cost of goods sold                   44,321    36,761         81,470    68,781

Gross Profit                         20,848    18,857         39,018    34,884

Operating expenses:
 General and administrative           6,464     5,995         12,641    11,565
 Selling                              4,986     4,863          9,555     9,148
 Engineering                          3,776     3,164          7,179     6,170
 Research and development             1,442     1,177          2,626     2,501

                                     16,668    15,199         32,001    29,384
Operating income                      4,180     3,658          7,017     5,500

Other (income) expense:
 Interest expense                       578       769          1,141     1,504
 Interest income                       (110)     (107)          (270)     (314)
 Other income, net                     (411)     (439)        (1,073)   (1,197)
                                         57       223           (202)       (7)

Income before income taxes            4,123     3,435          7,219     5,507

Provision for income taxes            1,526     1,332          2,702     2,203

Net income                         $  2,597   $ 2,103       $  4,517  $  3,304

Basic income per share         $  0.15   $  0.12       $   0.27   $   0.19

Diluted income per share       $  0.15   $  0.12       $   0.26  $   0.19

Weighted average number of
 shares:

 Basic                          16,887     17,135        17,001    17,129

 Diluted                        17,285     17,528        17,395     17,562










        The accompanying notes to consolidated financial statements are an integral part of these statements.


                                  BALDWIN TECHNOLOGY COMPANY INC.

                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)
                                            (Unaudited)



                                                     Capital
                       Class A         Class B    Contributed         Cumulative    Unrealized
                     Common Stock   Common Stock   in Excess  Retained Translation  Gain(Loss)on  Treasury Stock     Comprehensive
                    Shares  Amount  Shares  Amount  of Par    Earnings Adjustment   Investments   Shares Amount     Income
Balance at June
 30, 1998           16,431,683 $164  2,000,000 $20   $57,359  $15,168  $(3,423)    $79           (1,266,919) $(5,910)

Net income for
 the six months
 ended December
 31, 1998                                                       4,517                                                 $4,517

Translation
 adjustment                                                              3,428                                         3,428

Unrealized loss
 on available
 for sale
 securities, net
 of tax                                                                            (31)                                  (31)

Comprehensive income                                                                                                  $7,914

Stock options
 exercised               4,166                            13

Purchase of
 treasury stock                                                                                    (411,600)  (2,181)

Balance at
 December 31, 1998  16,435,849 $164  2,000,000 $20   $57,372  $19,685  $     5     $48           (1,678,519) $(8,091)










                    The accompanying notes to consolidated financial statements are an integral part of these statements.
                     BALDWIN TECHNOLOGY COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)
                                                             For the six months
                                                             ended December 31,
                                                         1998       1997
Cash Flows from operating activities:
 Net income                                           $ 4,517     $3,304
 Adjustments to reconcile net income to net cash
 used by operating activities -
  Depreciation and amortization                         1,793      1,643
  Accrued retirement pay                                  156        307
  Provision for losses on accounts receivable              14         89
  Changes in assets and liabilities:
   Accounts and notes receivable, net                   1,530     (6,081)
   Inventories                                         (6,952)    (7,833)
   Prepaid expenses and other                             394       (472)
   Customer deposits                                   (1,701)     1,444
   Accrued compensation                                (1,592)    (1,164)
   Accounts and notes payable, trade                   (3,370)     2,922
   Income taxes payable                                (3,372)      (289)
   Accrued and withheld taxes                              59         (2)
   Other accounts payable and accrued liabilities      (1,237)    (1,800)
   Interest payable                                       (89)       (71)

     Net cash used by operating activities             (9,850)    (8,003)

Cash flows from investing activities:
 Proceeds from disposition of business                  2,287      5,925
 Additions of property, net                            (1,112)      (865)
 Additions of patents, trademarks and drawings, net      (168)      (183)
 Acquisitions of businesses, net of cash acquired      (2,999)
 Other assets                                              54        347

   Net cash (used) provided by investing activities    (1,938)     5,224

Cash flows from financing activities:
 Long-term borrowings                                  14,000      8,226
 Long-term debt repayment                             (10,097)    (7,105)
 Short-term borrowings                                  3,076      1,136
 Short-term debt repayment                             (4,611)    (3,710)
 Principal payments under capital lease
  obligations                                            (114)      (126)
 Other long-term liabilities                              (97)      (129)
 Treasury stock purchased                              (2,181)
 Stock options exercised                                   13         88
   Net cash used by financing activities                  (11)    (1,620)

 Effects of exchange rate changes                       1,017       (560)

 Net decrease in cash and cash equivalents            (10,782)    (4,959)
 Cash and cash equivalents at beginning of year        22,026     13,453

 Cash and cash equivalents at end of period          $ 11,244    $ 8,494



        The accompanying notes to consolidated financial statements are an integral part of these statements.
                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


Supplemental disclosures of cash flow information:

                                                      For the six months
                                                      ended December 31,
                                                        1998      1997
                                                                  (in thousands)
Cash paid during the period for:
    Interest                                           $ 1,230   $ 1,575
    Income taxes                                       $ 5,693   $ 2,872



     The Company did not enter into any capital lease agreements for the six months ended December 31, 1998. The Company entered into capital lease agreements totaling $67,314 for the six months ended December 31, 1997.



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

     The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. All significant inter-company transactions have been eliminated in consolidation.


Note 2 - Earnings per share:

     In fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. The weighted average number of shares outstanding used to compute basic earnings per share amounted to 16,887,000 and 17,001,000 for the three and six month periods ended December 31, 1998 as compared to 17,135,000 and 17,129,000 for the three and six month periods ended December 31, 1997, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share amounted to 17,285,000 and 17,395,000 for the three and six month periods ended December 31, 1998 as compared to 17,528,000 and 17,562,000 for the three and six month periods ended December 31, 1997, respectively, which include the weighted average shares of potentially dilutive securities, primarily outstanding options to purchase the Company's common stock, of 398,000 and 394,000 shares for the 1998 periods ended, and 393,000 and 433,000 for the 1997 periods ended, respectively. The Company has restated the prior periods and has presented basic and diluted income per share for each period.


Note 3 - Inventories:

     Inventories consist of the following:-

                                    December 31,           June 30,
                                        1998                 1998

     Raw material                     $12,405,000        $14,158,000
     In process                        17,295,000         11,732,000
     Finished goods                     9,951,000          9,276,000
                                      $39,651,000        $35,166,000


     Inventories decreased by $1,211,000 due to translation effects of foreign currency from June 30, 1998 to December 31, 1998.

Note 4 - Common Stock:

     Stock Options:-

     At the Annual Meeting of Stockholders held on November 12, 1998, the Stockholders approved the adoption of the Baldwin Technology Company, Inc. 1998 Non-Employee Directors' Stock Option Plan (the "1998 Plan") which provides for the issuance of options to purchase up to an aggregate of 250,000 shares of the Company's Class A Common Stock to non-employee Directors of the Company. Under the 1998 Plan, each year, each eligible Director would receive a grant of options to purchase 3,000 shares of the Company's Class A Common Stock. The options would be granted at the fair market value on the date of grant, and would vest one-third per year on each succeeding anniversary of the date of grant. The 1990 Directors' Stock Option Plan (the "1990 Plan") was terminated in connection with the approval of the 1998 Plan, provided however, that outstanding options under the 1990 Plan will continue to be subject to the terms thereof.

     Pursuant to the adoption of the 1998 Plan, on November 13, 1998, six (6) eligible non-employee Directors of the Company were automatically granted non-qualified options to purchase 3,000 shares each (for a total of 18,000 shares) of Class A Common Stock at an exercise price of $5.50 per share, the fair market value on the date of grant.

     On August 11, 1998 the Board of Directors granted non-qualified options to purchase 200,000 shares of the Company's Class A Common Stock to certain executives and key personnel under the Company's 1996 Stock Option Plan at an exercise price of $5.50 per share, the fair market value on the date of grant. The options granted are otherwise identical with regard to restrictions to the options previously granted under this plan.



























                     BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain factors which have affected the Company's financial position and consolidated financial statements. During the quarter ended December 31, 1998, the Company acquired a ninety percent (90%) interest in a distributor of consumables in Europe, increased its ownership of a U.S. subsidiary from 80% to 100%, and divested its former U.S. In-Line Finishing division ("In-Line"). As a result, the revenues and corresponding expenses attributable to each of these transactions is included in these consolidated financial statements only for the period owned by the Company. None of these transactions either individually or in the aggregate has had or is expected to have a material impact on the financial statements.

Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following (i) the ability to obtain, maintain, and defend challenges against, valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) the Company's or its vendors' or customers' ability to resolve the Year 2000 compliance issues, (v) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vi)general economic conditions, either domestically or in foreign locations, and (vii) competitive market influences. Additional factors are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 1998, which should be read in conjunction herewith.



  Six Months Ended December 31, 1998 vs Six Months Ended December 31, 1997

     Net sales for the six months ended December 31, 1998 increased by $16,823,000, or 16.2%, to $120,488,000 from $103,665,000 for the six months ended December 31, 1997. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $1,414,000 in the current period. In terms of local currency, and as compared to the same period in the prior year, sales increased by 10.6% in Germany, by 67.9% in Sweden, by 26.7% in France, and by 24.3% in the United Kingdom. In Japan, sales decreased by 16.1%. In the Americas, sales increased by 31.9%.

     Gross profit for the six month period ended December 31, 1998 was $39,018,000 (32.4% of net sales), as compared to $34,884,000 (33.7% of net sales) for the six month period ended December 31, 1997, an increase of $4,134,000 or 11.9%. Currency rate fluctuations decreased gross profit by $436,000 in the current period. Gross profit was lower as a percentage of net sales when compared to the prior year due primarily to increased sales of lower margin material handling equipment and, to a lesser extent, to decreased sales volumes in Japan.

     Selling, general and administrative expenses amounted to $22,196,000 (18.4% of net sales), for the six month period ended December 31, 1998 as compared to $20,713,000 (20.0% of net sales) for the same period in the prior year, an increase of $1,483,000 or 7.2%. Currency rate fluctuations decreased these expenses by $131,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $1,614,000. Selling expenses increased by $469,000 which primarily related to increased sales commissions resulting from higher sales volumes and higher trade show costs, while general and administrative expenses increased by $1,145,000 due primarily to increased costs related to the previously noted divestiture of In-Line, and increased compensation costs primarily related to increased incentive compensation in Europe. As a percentage of net sales, however, selling general and administrative expenses decreased by 1.6%.

     Engineering and research and development expenses increased by $1,134,000 over the same period of the prior year. Currency rate fluctuations decreased these expenses by $89,000 in the current period. Otherwise, these expenses would have increased by $1,223,000. The increase in these expenses relates primarily to increased engineering costs in the Americas and Japan attributable to design changes intended to make the Company's products less costly to manufacture, install and support. As a percentage of net sales, engineering and research and development expenses decreased by 0.3% to 8.1% for the six months ended December 31, 1998 compared to 8.4% for the same period in the prior year.

     Interest expense for the six month period ended December 31, 1998 was $1,141,000 as compared to $1,504,000 for the six month period ended December 31, 1997. This decrease was primarily due to lower long-term debt levels outstanding in the current period, which was replaced by short-term borrowings during December. Currency rate fluctuations increased interest expense by $24,000 in the current period. Interest income amounted to $270,000 and $314,000 for the six month periods ended December 31, 1998 and December 31, 1997, respectively. Currency rate fluctuations decreased interest income by $1,000 in the current period.

     Other income and expense includes net foreign currency transaction (losses) and gains of $(74,000) and $100,000 for the six months ended December 31, 1998 and 1997 respectively. Currency rate fluctuations increased other income by $25,000 in the current period.

     The Company's effective tax rate on income before taxes was 37.4% for the six month period ended December 31, 1998 as compared to 40.0% for the six month period ended December 31, 1997. Currency rate fluctuations decreased the provision for income taxes by $81,000 in the current period. The decrease in the current period's effective tax rate is primarily due to increased income in tax jurisdictions for which there are available tax loss carryforwards.

     Net income for the six month period ended December 31, 1998 increased by $1,213,000 or 36.7% to $4,517,000 from $3,304,000 for the six month period ended
December 31, 1997. Net income per share amounted to $0.27 basic and $0.26 diluted for the six months ended December 31, 1998, as compared to $0.19 basic and diluted for the six months ended December 31, 1997. Currency rate fluctuations decreased net income by $135,000 in the current period.







  Three Months Ended December 31, 1998 vs Three Months Ended December 31, 1997

     Net sales for the three months ended December 31, 1998 increased by $9,551,000, or 17.2%, to $65,169,000 from $55,618,000 for the three months ended
December 31, 1997. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $586,000 in the current period. In terms of local currency, and as compared to the same period in the prior year, sales increased by 12.2% in Germany, by 83.3% in Sweden, by 41.7% in France, and by 28.3% in the United Kingdom. In Japan, sales decreased by 22.2%. In the Americas, sales increased by 25.9%.

     Gross profit for the three month period ended December 31, 1998 was $20,848,000 (32.0% of net sales), as compared to $18,857,000 (33.9% of net sales) for the three month period ended December 31, 1997, an increase of $1,991,000 or 10.6%. Currency rate fluctuations increased gross profit by $133,000 in the current period. Gross profit was lower as a percentage of net sales when compared to the prior year due primarily to increased sales of lower margin material handling equipment and, to a lesser extent, to decreased sales volumes in Japan.

     Selling, general and administrative expenses amounted to $11,450,000 (17.6% of net sales), for the three month period ended December 31, 1998 as compared to $10,858,000 (19.5% of net sales) for the same period in the prior year, an increase of $592,000 or 5.5%. Currency rate fluctuations increased these expenses by $139,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $453,000. Selling expenses increased by $60,000 which primarily related to increased sales commissions resulting from higher sales volumes and higher trade show costs, while general and administrative expenses increased by $393,000 due primarily to costs relating to the previously noted divestiture of In-Line, and increased compensation costs primarily related to incentive compensation in Europe. As a percentage of net sales, however, selling general and administrative expenses decreased by 1.9%.

     Engineering and research and development expenses increased by $877,000 over the same period in the prior year. Currency rate fluctuations increased these expenses by $77,000 in the current period. Otherwise, these expenses would have increased by $800,000. The increase in these expenses relates primarily to increased engineering costs in Japan and the Americas attributable to design changes intended to make the Company's products less costly to manufacture, install and support. As a percentage of net sales, engineering and research and development expenses increased by 0.2% to 8.0% for the three months ended December 31, 1998 compared to 7.8% for the same period in the prior year.

     Interest expense for the three month period ended December 31, 1998 was $578,000 as compared to $769,000 for the three month period ended December 31, 1997. This decrease was primarily due to lower long-term debt levels outstanding in the current period, which was replaced by short-term borrowings during December. Currency rate fluctuations increased interest expense by $20,000 in the current period. Interest income amounted to $110,000 and $107,000 for the three month periods ended December 31, 1998 and December 31, 1997, respectively. Currency rate fluctuations increased interest income by $11,000 in the current period.

     Other income and expense includes net foreign currency transaction (losses) and gains of $(159,000) and $178,000 for the three months ended December 31, 1998 and 1997 respectively. Currency rate fluctuations increased other income by $67,000 in the current period.


     The Company's effective tax rate on income before taxes was 37.0% for the three month period ended December 31, 1998 as compared to 38.8% for the three month period ended December 31, 1997. Currency rate fluctuations decreased the provision for income taxes by $8,000 in the current period. The decrease in the current period's effective tax rate is primarily due to increased income in tax jurisdictions for which there are available tax loss carryforwards.

     Net income for the three month period ended December 31, 1998 increased by $494,000 or 23.5% to $2,597,000 from $2,103,000 for the three month period ended December 31, 1997. Net income per share amounted to $0.15 basic and diluted for the three months ended December 31, 1998, as compared to $0.12 basic and diluted for the three months ended December 31, 1997. Currency rate fluctuations decreased net income by $17,000 in the current period.



           Liquidity and Capital Resources at December 31, 1998
                      Liquidity and Working Capital

     The Company's long-term debt includes $12,500,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also maintains a Revolving Credit Agreement (the "Revolver") with NationsBank, N.A., as agent. The Company and its lenders recently agreed to increase the amount available under the Revolver to $25,000,000 from $20,000,000 and to extend the maturity date to December 31, 2000.

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

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.40 to 1.00. At December 31, 1998, this ratio was 1.59 to 1.00.

     The Company's working capital increased from $33,122,000 at December 31, 1997, to $35,283,000 at December 31, 1998, an increase of $2,161,000 or 6.5%.
Currency rate fluctuations increased working capital by $1,358,000. The remaining increase was primarily due to an increase in inventories and trade accounts receivable, resulting from increased sales volumes, and decreases in accounts, notes, and loans payable. These increases in working capital were partially offset by increases in customer deposits, income taxes payable, and other accrued liabilities.

     The Company's working capital increased by $6,718,000 or 23.5% from $28,565,000 at June 30, 1998 to $35,283,000 at December 31, 1998. Currency rate fluctuations increased working capital by $2,292,000 in the current period. The primary reasons for the increase in working capital resulted from the increase in inventories and accounts receivable as discussed above, payments of accrued incentive compensation costs, decreases in trade accounts payable and short term loans, decreased customer deposits associated with lower orders, and payments of income taxes payable. These increases in working capital were partially offset by a decrease in cash and short term securities and an increase in trade notes payable.

     Net cash used by investing activities amounted to $1,938,000 for the six months ended December 31, 1998 as compared to net cash provided by investing activities of $5,224,000 for the six months ended December 31, 1997. This difference is primarily due to the previously noted acquisitions during the current period, and the fact that the prior period included the collection of proceeds from the disposition of the Company's former pre-press operations.

     Net cash used by financing activities amounted to $11,000 for the six months ended December 31, 1998 as compared to $1,620,000 for the six months ended December 31, 1997. The decrease in cash used by financing activities was primarily due to the increased borrowings under the Revolver, which were used to fund increases in working capital and the purchase of treasury stock by the Company.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company. As of December 31, 1998, these credit facilities total $38,048,000 including amounts available under the Revolver, and the Company had outstanding $17,279,000 under these lines of credit, of which $13,851,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at December 31, 1998 are $750,000 higher than they would have been if June 30, 1998 exchange rates had been used.

     Net capital expenditures made to meet the normal business needs of the Company for the six months ended December 31, 1998 and December 31, 1997, including commitments for capital lease payments, were $1,280,000 and $1,048,000, respectively.

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

     The Company has completed a study, utilizing external consultants, to evaluate the Company's internal information systems infrastructure as it relates to the Year-2000 situation and it has identified processes which require updating to operate properly after the year 1999. The Company has undertaken projects to update and replace all currently known non-compliant internal information systems and processes to ensure that the Year-2000 situation will not have a detrimental impact on the internal operations of the Company. The cost to update and replace these systems is expected to be approximately $2,400,000 consisting of the cost of purchasing and installing hardware and software, the majority of which will be incurred through Fiscal 1999. The cost of Year-2000 compliance is not projected to have a significant negative impact on the Company's financial results in subsequent fiscal years.

     A review is ongoing for those products of the Company that utilize microprocessors in the operation of the products which could be adversely affected by the Year-2000 date change. At the present time, no Company products have been identified where Year-2000 non-compliance would have a detrimental impact on the operation of the products.

     The Company is surveying its suppliers and service providers to determine potential exposure from external, non-compliant sources. No exposures have been identified, to date, from external sources. However, the Company is seeking additional vendors as a precaution to protect the Company from a potential inability of a vendor to supply material to the Company.

     The Company has or is addressing its Year-2000 exposures. Should an unforeseeable Year-2000 situation arise that poses a severe threat to the Company, however, the Company expects to be able to revert to PC and manual backup internal processes until the situation can be resolved. The Company maintains service and engineering personnel which would be able to remediate any unforeseen Year-2000 non-compliance situations related to a product of the Company which would require immediate resolution. The Company does not utilize single source providers or vendors and as such, may change to other providers and vendors in the case of non-compliance.




                              Euro Conversion

     Effective January 1, 1999, the "euro" has become the new common currency for 11 European countries (including Germany, France and the Netherlands where the Company has operations). Other member states (including the United Kingdom and Sweden where the Company also has operations) may join in years to come. Beginning January 1, 1999, transactions in the euro are possible, with the national currencies continuing to circulate until January 1, 2002, when the euro will become the functional currency for these 11 countries. During the transition period from January 1, 1999 to January 1, 2002, payments can be made using either the euro or the national currencies at fixed exchange rates.

     Beginning January 1, 1999, the Company began conducting business with customers in both the euro and the respective national currency. Systems and processes that are initially impacted by this dual currency requirement are customer billing and receivables, payroll and cash management activities including cash collections and disbursements. To accomplish compliance, the Company is making the necessary systems and process changes and is also working with its financial institutions on various cash management issues. The Company currently expects to have new systems and processes in place by July 2000 to accommodate the recording of all business transactions in the euro.

     Management currently believes that the external costs associated with implementing and completing the euro conversion will not be material in any year and in the aggregate. Also, management currently believes that the business and market implications, if any, of the euro conversion will not be material to its results of operations or financial condition in any year and in the aggregate. The competitive impact of increased cross-border price transparency however is uncertain, both with respect to products sold by the Company, as well as products, and services purchased by the Company.




     The Company's ongoing efforts with regard to the Year 2000 compliance and euro conversion, and those of its significant customers and suppliers (including financial institutions) may, at some time in the future, reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion, or that may cause unexpected competitive or market effects, all contrary to the foregoing statements. These issues, if not resolved favorably, could have a material adverse effect on the Company's results of operations or financial condition in any year.




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

  (a)  The Annual Meeting of Stockholders was held on November 12, 1998.

  (c) A brief description of matters voted upon and the results of the voting follows:

  Proposal 1 - To elect two Class II Directors to serve for three-year terms or until their respective successors are elected and qualify.

                 SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                            Total Vote For        Total Vote Withheld
                             Each Director         From Each Director
Class A
M. Richard Rose                    12,744,383                44,395
Class A & B
Gerald A. Nathe                    29,343,293                36,395


     Proposal 2 - To approve the Company's 1998 Non-Employee Directors' Stock Option Plan.
     For: 29,025,628     Against: 288,755         Abstain: 65,305



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         27         Financial Data Schedule (filed herewith).


     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended December 31, 1998.




























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







Dated:    February 3, 1999