Form 10-Q
period 1999-03-31
BALDWIN TECHNOLOGY CO INC
filed 1999-05-04
CIK 805792

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

[ Mark one ]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For quarter ended               March 31, 1999
                                    OR

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

          YES  X .                      NO    .


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at April 30, 1999
       Class A Common Stock
          $0.01 par value                       14,687,647

       Class B Common Stock
          $0.01 par value                        1,835,883


                     BALDWIN TECHNOLOGY COMPANY, INC.

                                  INDEX


                                                                    Page


Part I   Financial Information


         Consolidated Balance Sheet -
          March 31, 1999 and June 30, 1998                            1-2


         Consolidated Statement of Income -
          Three months and nine months ended
          March 31, 1999 and 1998                                     3


         Consolidated Statement of Changes in
          Shareholders' Equity - Nine months
          ended March 31, 1999                                        4

         Consolidated Statement of Cash Flows -
          Nine months ended March 31, 1999 and 1998                  5-6


         Notes to Consolidated Financial Statements                  7-8


         Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                 9-15


Part II  Other Information

         Item 6    Exhibits and Reports on Form 8-K                   16


Signatures                                                            17




















                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                  ASSETS

                                                         March 31,  June 30,
                                                           1999       1998
                                                        (Unaudited)
CURRENT ASSETS:
 Cash                                                      $ 11,089  $ 15,054
 Short-term securities                                          327     6,972
 Accounts receivable trade, net of allowance for
  doubtful accounts of $1,819($1,713 at June 30, 1998)       42,768    39,839
 Notes receivable, trade                                     11,106    13,323
 Inventories                                                 36,224    35,166
 Prepaid expenses and other                                   8,573     8,086
       Total current assets                                 110,087   118,440

MARKETABLE SECURITIES:
 Cost $683 ($586 at June 30, 1998)                              791       738

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                           3,073     3,123
 Machinery and equipment                                      6,698     7,210
 Furniture and fixtures                                       5,282     5,539
 Leasehold improvements                                         826     1,028
 Capital leases                                               3,852     5,339
                                                             19,731    22,239
 Less:  Accumulated depreciation and amortization            12,994    15,241
   Net property, plant and equipment                          6,737     6,998

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $5,721 ($5,410 at
 June 30, 1998)                                               4,468     4,935
GOODWILL, less accumulated amortization of $8,893
 ($8,033 at June 30, 1998)                                   31,653    29,394
OTHER ASSETS                                                 16,490    14,523
TOTAL ASSETS                                               $170,226  $175,028


















        The accompanying notes to consolidated financial statements are an integral part of these statements.


                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        March 31,  June 30,
                                                            1999       1998
                                                       (Unaudited)
CURRENT LIABILITIES:
 Loans payable                                              $ 3,582   $ 4,481
 Current portion of long-term debt                            6,286     6,330
 Accounts payable, trade                                     12,514    15,962
 Notes payable, trade                                        10,741     9,707
 Accrued salaries, commissions, bonus and profit-sharing      8,718     9,351
 Customer deposits                                            8,207    14,180
 Accrued and withheld taxes                                   2,003     2,282
 Income taxes payable                                         5,888    10,478
 Other accounts payable and accrued liabilities              19,239    17,104
      Total current liabilities                              77,178    89,875
LONG-TERM LIABILITIES:
 Long-term debt                                              20,086    17,072
 Other long-term liabilities                                  6,231     4,624
      Total long-term liabilities                            26,317    21,696
       Total liabilities                                    103,495   111,571

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,458,849 shares issued
  (16,431,683 at June 30, 1998)                                 165       164
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                            20        20
 Capital contributed in excess of par value                  57,496    57,359
 Retained earnings                                           19,306    15,168
 Cumulative translation adjustment                           (1,568)   (3,423)
 Unrealized gain on investments net of $56 of
  deferred taxes ($73 at June 30, 1998)                          52        79
 Less:  Treasury stock, at cost:
   Class A - 1,670,202 shares (1,102,802 at June 30, 1998)
   Class B - 164,117 shares (164,117 at June 30, 1998)       (8,740)   (5,910)
     Total shareholders' equity                              66,731    63,457
COMMITMENTS
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $170,226  $175,028














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


                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENT OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)


                              For the three months      For the nine months
                               ended March 31,               ended March 31,

                                   1999      1998           1999      1998

Net sales                           $58,048   $60,199       $178,536  $163,864
Cost of goods sold                   39,629    41,193        121,099   109,974

Gross Profit                         18,419    19,006         57,437    53,890

Operating expenses:
 General and administrative           6,208     6,272         18,849    17,837
 Selling                              4,475     4,430         14,030    13,578
 Engineering                          3,502     3,310         10,681     9,480
 Research and development             1,325     1,408          3,951     3,909
 Provision for loss on the
  disposition of
  Pre-press operations                2,400                    2,400

                                     17,910    15,420         49,911    44,804
Operating income                        509     3,586          7,526     9,086

Other (income) expense:
 Interest expense                       603       678          1,744     2,182
 Interest income                        (83)      (87)          (353)     (401)
 Other income, net                     (608)     (562)        (1,681)   (1,759)
                                        (88)       29           (290)       22

Income before income taxes              597     3,557          7,816     9,064

Provision for income taxes              976     1,332          3,678     3,535

Net (loss) income                   $  (379)  $ 2,225       $  4,138  $  5,529

Basic (loss) income per share       $ (0.02)  $  0.13       $   0.24    $ 0.32

Diluted (loss) income per share     $ (0.02)  $  0.13       $   0.24    $ 0.32

Weighted average number of
 shares:

 Basic                              16,719     17,157        16,908    17,139

 Diluted                            16,719     17,531        17,267    17,406






        The accompanying notes to consolidated financial statements are an integral part of these statements.


                                  BALDWIN TECHNOLOGY COMPANY INC.

                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)
                                            (Unaudited)



                                                   Capital
                   Class A          Class B      Contributed          Cumulative   Unrealized
                 Common Stock      Common Stock   in Excess Retained  Translation  Gain(Loss)on   Treasury Stock    Comprehensive
                 Shares Amount   Shares  Amount   of Par    Earnings  Adjustment   Investments    Shares  Amount      Income
Balance at
 June 30, 1998    16,431,683 $164  2,000,000 $20   $57,359   $15,168   $(3,423)    $79          (1,266,919) $(5,910)

Net income
 for the nine
 months ended
 March 31, 1999                                      4,138                                                            $4,138

Translation
 adjustment                                                              1,855                                         1,855

Unrealized loss
 on available for
 sale securities,
 net of tax                                                                         (27)                                 (27)

Comprehensive
 income                                                                                                               $5,966

Stock options
 exercised            27,166    1                     137

Purchase of
 treasury stock                                                                                   (567,400)  (2,830)

Balance at
 March 31, 1999   16,458,849 $165  2,000,000 $20   $57,496   $19,306   $(1,568)    $52          (1,834,319) $(8,740)










                    The accompanying notes to consolidated financial statements are an integral part of these statements.


                     BALDWIN TECHNOLOGY COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)
                                                     For the nine months
                                                        ended March 31,
                                                         1999       1998
Cash Flows from operating activities:
 Net income                                           $ 4,138     $5,529
 Adjustments to reconcile net income to net cash
 used by operating activities -
  Depreciation and amortization                         2,644      2,829
  Accrued retirement pay                                  435        458
  Provision for losses on accounts receivable              14         67
  Provision for loss on the disposition of
   Pre-press operations                                 2,400
  Changes in assets and liabilities:
   Accounts and notes receivable, net                   1,086     (9,057)
   Inventories                                         (4,276)    (8,675)
   Prepaid expenses and other                            (357)      (691)
   Customer deposits                                   (4,993)     4,809
   Accrued compensation                                  (744)       385
   Accounts and notes payable, trade                   (3,476)     3,104
   Income taxes payable                                (4,739)    (1,502)
   Accrued and withheld taxes                            (290)      (140)
   Other accounts payable and accrued liabilities        (109)       450
   Interest payable                                       277        301

     Net cash used by operating activities             (7,990)    (2,133)

Cash flows from investing activities:
 Proceeds from disposition of business                  2,751      5,925
 Additions of property, net                            (1,563)    (1,420)
 Additions of patents, trademarks and drawings, net      (229)      (254)
 Acquisitions of businesses, net of cash acquired      (2,999)
 Other assets                                               8       (314)

   Net cash (used) provided by investing activities    (2,032)     3,937

Cash flows from financing activities:
 Long-term borrowings                                  16,704      9,806
 Long-term debt repayment                             (13,657)   (12,746)
 Short-term borrowings                                  3,908      2,457
 Short-term debt repayment                             (5,136)    (4,566)
 Principal payments under capital lease
  obligations                                            (193)      (194)
 Other long-term liabilities                             (188)       277
 Treasury stock purchased                              (2,830)
 Stock options exercised                                  138        174
   Net cash used by financing activities               (1,254)    (4,792)

 Effects of exchange rate changes                         666       (674)

 Net decrease in cash and cash equivalents            (10,610)    (3,662)
 Cash and cash equivalents at beginning of year        22,026     13,453

 Cash and cash equivalents at end of period           $11,416    $ 9,791

        The accompanying notes to consolidated financial statements are an integral part of these statements.


                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


Supplemental disclosures of cash flow information:

                                                      For the nine months
                                                        ended March 31,
                                                        1999      1998
                                                        (in thousands)
Cash paid during the period for:
    Interest                                           $ 1,467   $ 1,881
    Income taxes                                       $ 8,508   $ 5,333



     The Company did not enter into any capital lease agreements for the nine months ended March 31, 1999. The Company entered into capital lease agreements totaling $77,826 for the nine months ended March 31, 1998.



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

    The consolidated financial statements include the accounts of Baldwin and its subsidiaries and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. Operating results for the three month and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. All significant intercompany transactions have been eliminated in consolidation.


Note 2 - Earnings per share:

    In fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. The weighted average number of shares outstanding used to compute basic earnings per share amounted to 16,719,000 and 16,908,000 for the three and nine month periods ended March 31, 1999 as compared to 17,157,000 and 17,139,000 for the three and nine month periods ended March 31, 1998, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share amounted to 16,719,000 and 17,267,000 for the three and nine month periods ended March 31, 1999 as compared to 17,531,000 and 17,406,000 for the three and nine month periods ended March 31, 1998, respectively, which include the weighted average shares of potentially dilutive securities, primarily outstanding options to purchase the Company's common stock, of zero and 359,000 shares for the 1999 periods ended, and 374,000 and 267,000 for the 1998 periods ended, respectively. The Company incurred a net loss for the three months ended March 31, 1999. Therefore any potentially dilutive securities are excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.


Note 3 - Inventories:

    Inventories consist of the following:-

                                     March 31,             June 30,
                                         1999                1998

    Raw material                      $12,713,000        $14,158,000
    In process                         15,105,000         11,732,000
    Finished goods                      8,406,000          9,276,000
                                      $36,224,000        $35,166,000

    Inventories increased by $460,000 due to translation effects of foreign currency from June 30, 1998 to March 31, 1999.

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


Note 5 - Provision for loss on the disposition of Pre-press operations:

    In June 1997, the Company sold all of the outstanding shares of its former Pre-press operations to Kaber Imaging, Inc. (the "Purchaser"). The Company recorded a loss on this disposition in the amount of $42,407,000 in the fiscal year ended June 30, 1997. As a result of the original purchase of the former Pre-press operations by the Company in July 1990, the Company was obligated to guarantee certain unfunded pension liabilities. In conjunction with the sale of the Pre-press operation in June 1997, the Purchaser contractually agreed to have the Company removed from this guarantee obligation and further, to reimburse the Company for any claims brought against the Company regarding these pension liabilities. As a result of the Purchaser's and the former Pre-press operations' recent bankruptcy filings, the Company will be required to fulfill its guarantee obligation with respect to these pension liabilities. Therefore, the Company has recorded a charge to earnings in the current period in the amount of $2,400,000, the estimated amount of these obligations, and has included such amount as a current liability in other accounts payable and accrued liabilities.









                     BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

    The following is management's discussion and analysis of certain factors which have affected the Company's financial position and consolidated financial statements. During the three months ended March 31, 1999, the Company recorded a charge to earnings in the amount of $2,400,000 which is the result of a guarantee obligation which the Company will be required to pay and is related to certain pension liabilities associated with the Company's former Pre-press operations. This charge to earnings has negatively impacted the results of operations for the three and nine months ended March 31, 1999, as well as the working capital of the Company at March 31, 1999, and is expected to negatively impact cash flow in the near future as it is expected that the obligation will be required to be paid within the next three months.

    During the nine months ended March 31, 1999, the Company acquired a ninety percent (90%) interest in a distributor of consumables in Europe, increased its ownership of a U.S. subsidiary from 80% to 100%, and divested its former U.S. In-Line Finishing division ("In-Line"). As a result, the revenues and corresponding expenses attributable to each of the operations associated with these transactions is included in these consolidated financial statements only for the period owned by the Company. None of these transactions either individually or in the aggregate has had or is expected to have a material impact on the financial statements taken as a whole. However, certain items may be affected more than others, and the effects of these transactions on these items are discussed below.

Forward-looking Statements
    Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following (i) the ability to obtain, maintain, and defend challenges against, valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) the Company's or its vendors' or customers' ability to resolve the Year 2000 compliance issues, (v) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vi)general economic conditions, either domestically or in foreign locations, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with one of the Company's large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 1998, which should be read in conjunction herewith.


 Nine Months Ended March 31, 1999 vs Nine Months Ended March 31, 1998

    Net sales for the nine months ended March 31, 1999 increased by $14,672,000, or 9.0%, to $178,536,000 from $163,864,000 for the nine months ended March 31, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $205,000 in the current period. In terms of local currency, and as compared to the same period in the prior year, sales increased by 0.3% in Germany, by 33.8% in Sweden, by 25.5% in France, by 20.1% in the United Kingdom, and by 20.7% in the Americas. In Japan, sales decreased by 17.9%.

    Gross profit for the nine month period ended March 31, 1999 was $57,437,000 (32.2% of net sales), as compared to $53,890,000 (32.9% of net sales) for the nine month period ended March 31, 1998, an increase of $3,547,000 or 6.6%. Currency rate fluctuations increased gross profit by $8,000 in the current period. Gross profit was slightly lower as a percentage of net sales when compared to the prior year due primarily to increased sales of lower margin material handling equipment and, to a lesser extent, to decreased sales volumes in Japan.

    Selling, general and administrative expenses amounted to $32,879,000 (18.4% of net sales), for the nine month period ended March 31, 1999 as compared to $31,415,000 (19.2% of net sales) for the same period in the prior year, an increase of $1,464,000 or 4.7%. Currency rate fluctuations increased these expenses by $86,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $1,378,000. Selling expenses increased by $407,000 which primarily related to increased sales commissions resulting from higher sales volumes and higher advertising and trade show costs, particularly in Europe. General and administrative expenses increased by $971,000 due primarily to increased compensation costs, including increased accrued incentive compensation in Europe, and to expenses associated with the previously noted divestiture of In-Line. As a percentage of net sales, however, selling general and administrative expenses decreased by 0.8%.

    Engineering and research and development expenses increased by $1,243,000 over the same period of the prior year. Currency rate fluctuations increased these expenses by $36,000 in the current period. Otherwise, these expenses would have increased by $1,207,000. The increase in these expenses relates primarily to increased engineering costs in the Americas and Japan attributable to design efforts to make the Company's products less costly to manufacture, install and support, as well as to increase the efficiency of processing of new orders. Engineering and research and development expenses were 8.2% of net sales for the nine months ended March 31, 1999 and 1998.

    Interest expense for the nine month period ended March 31, 1999 was $1,744,000 as compared to $2,182,000 for the nine month period ended March 31, 1998. This decrease was primarily due to lower long-term debt levels outstanding in the current period, which were replaced by short-term borrowings during December 1998 and March 1999. Currency rate fluctuations increased interest expense by $44,000 in the current period. Interest income amounted to $353,000 and $401,000 for the nine month periods ended March 31, 1999 and March 31, 1998, respectively. Currency rate fluctuations increased interest income by $4,000 in the current period.

    Other income and expense includes net foreign currency transaction (losses) and gains of $(168,000) and $178,000 for the nine months ended March 31, 1999 and 1998 respectively. Currency rate fluctuations increased other income by $19,000 in the current period.

    The Company's effective tax rate on income before taxes was 47.1% for the nine month period ended March 31, 1999 as compared to 39.0% for the nine month period ended March 31, 1998. This increase is primarily the result of the $2,400,000 special charge related to the former Pre-press operations, which is not deductible currently for income tax purposes. Otherwise, the Company's effective tax rate on income before income taxes would have been 36.0% in the current nine month period. Currency rate fluctuations decreased the provision for income taxes by $49,000 in the current period. The decrease in the current period's effective tax rate (excluding the effect of the special charge) is primarily due to increased income in tax jurisdictions for which there are available tax loss carryforwards.

    Net income for the nine month period ended March 31, 1999 decreased by $1,391,000 or 25.2% to $4,138,000 from $5,529,000 for the nine month period ended March 31, 1998. This decrease is primarily due to the previously mentioned special charge. Net income per share amounted to $0.24 basic and diluted for the nine months ended March 31, 1999, as compared to $0.32 basic and diluted for the nine months ended March 31, 1998. This decrease in income per share is primarily the result of the effect of the special charge, which amounted to $(0.14) per share basic and diluted in the current nine month period. Currency rate fluctuations decreased net income by $86,000 in the current period.


 Three Months Ended March 31, 1999 vs Three Months Ended March 31, 1998

    Net sales for the three months ended March 31, 1999 decreased by $2,151,000, or 3.6%, to $58,048,000 from $60,199,000 for the three months ended
March 31, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $1,619,000 in the current period. Otherwise, sales would have decreased by $3,770,000, of which $1,640,000 relates to the previously noted divestiture of In-Line. In terms of local currency, and as compared to the same period in the prior year, sales decreased by 14.2% in Germany, by 15.3% in Sweden, and by 21.9% in Japan. Sales increased by 22.5% in France, by 9.6% in the United Kingdom, and by 4.5% in the Americas.

    Gross profit for the three month period ended March 31, 1999 was $18,419,000 (31.7% of net sales), as compared to $19,006,000 (31.6% of net sales) for the three month period ended March 31, 1998, a decrease of $587,000 or 3.1%. Currency rate fluctuations increased gross profit by $444,000 in the current period. Otherwise gross profit would have decreased by $1,031,000 in the current period. Gross profit was lower due primarily to decreased sales volumes in Japan and Europe.

    Selling, general and administrative expenses amounted to $10,683,000
(18.4% of net sales), for the three month period ended March 31, 1999 as compared to $10,702,000 (17.8% of net sales) for the same period in the prior year, a decrease of $19,000 or 0.2%. Currency rate fluctuations increased these expenses by $217,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $236,000. Selling expenses decreased by $62,000 which primarily related to the previously noted divestiture of In-Line as well as decreased sales commissions resulting from lower sales volumes and lower trade show costs, while general and administrative expenses decreased by $174,000 due primarily to the previously noted divestiture of In-Line as well as decreased compensation costs primarily related to incentive compensation. As a percentage of net sales, however, selling general and administrative expenses increased by 0.6%.

    Engineering and research and development expenses increased by $109,000 over the same period in the prior year. Currency rate fluctuations increased these expenses by $125,000 in the current period. Otherwise, these expenses would have decreased by $16,000. The decrease in these expenses relates primarily to the previously noted divestiture of In-Line which was partially offset by increased engineering costs in the Americas and Japan attributable to design efforts to make the Company's products less costly to manufacture, install and support. As a percentage of net sales, engineering and research and development expenses increased by 0.5% to 8.3% for the three months ended March 31, 1999 compared to 7.8% for the same period in the prior year.

    Interest expense for the three month period ended March 31, 1999 was $603,000 as compared to $678,000 for the three month period ended March 31, 1998. This decrease was primarily due to lower long-term debt levels outstanding in the current period, which was replaced by short-term borrowings during March. Currency rate fluctuations increased interest expense by $20,000 in the current period. Interest income amounted to $83,000 and $87,000 for the three month periods ended March 31, 1999 and March 31, 1998, respectively. Currency rate fluctuations increased interest income by $5,000 in the current period.

    Other income and expense includes net foreign currency transaction (losses) and gains of $(94,000) and $78,000 for the three months ended March 31, 1999 and 1998 respectively. Currency rate fluctuations increased other income by $6,000 in the current period.

    The Company's effective tax rate on income before taxes was 163.5% for the three month period ended March 31, 1999 as compared to 37.4% for the three month period ended March 31, 1998. This increase is primarily the result of the $2,400,000 special charge, which is not deductible currently for income tax purposes. Otherwise, the Company's effective tax rate on income before income taxes would have been 32.6% in the current three month period. Currency rate fluctuations increased the provision for income taxes by $32,000 in the current period. The decrease in the current period's effective tax rate (excluding the effect of the special charge) is primarily due to increased income in tax jurisdictions for which there are available tax loss carryforwards.

    The Company's net loss amounted to $(379,000) for the three month period ended March 31, 1999, as compared to net income of $2,225,000 for the three month period ended March 31, 1998. This decrease of $2,604,000 or 117.0%, is primarily due to the previously noted special charge. Net loss per share amounted to $(0.02) basic and diluted for the three months ended March 31, 1999, as compared to net income per share of $0.13 basic and diluted for the three months ended March 31, 1998. This decrease in income per share is primarily the result of the effect of the special charge, which amounted to $(0.14) per share basic and diluted in the current three month period. Currency rate fluctuations increased net income by $49,000 in the current period.


            Liquidity and Capital Resources at March 31, 1999
                      Liquidity and Working Capital

    The Company's long-term debt includes $12,500,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also maintains a Revolving Credit Agreement (the "Revolver") with NationsBank, N.A., as agent which matures on December 31, 2000.

    The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $1,000,000 plus 50% of the Company's net income after January 1, 1997. In addition, the Company was required to pledge certain of the shares of its domestic subsidiaries as collateral for both the Senior Notes and the Revolver.
    Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.40 to 1.00. At March 31, 1999, this ratio was 1.59 to 1.00.

    The Company's working capital increased from $31,436,000 at March 31, 1998, to $32,909,000 at March 31, 1999, an increase of $1,473,000 or 4.7%.
Currency rate fluctuations increased working capital by $508,000. The remaining increase was primarily due to decreases in accounts, notes, and loans payable, and customer deposits associated with lower incoming orders. These increases in working capital were partially offset by increases in income taxes payable, and other accrued liabilities particularly the $2,400,000 special charge for the previously divested Pre-press operation.

    The Company's working capital increased by $4,344,000 or 15.2% from $28,565,000 at June 30, 1998 to $32,909,000 at March 31, 1999. Currency rate fluctuations increased working capital by $2,292,000 in the current period.
The primary reasons for the remaining increase in working capital were increases in inventory due to the Company delaying shipments to a large OEM customer, increases in accounts receivable, payments of accrued incentive compensation, decreases in trade accounts payable, short term loans and customer deposits associated with lower incoming orders, and payments of income taxes. These increases in working capital were partially offset by a decrease in cash and short term securities, a portion of which were used to purchase treasury stock, and increases in trade notes payable, and other accrued liabilities, particularly the $2,400,000 special charge for the previously divested Pre-press operation.

    Net cash used by investing activities amounted to $2,032,000 for the nine months ended March 31, 1999 as compared to net cash provided by investing activities of $3,937,000 for the nine months ended March 31, 1998. This difference is primarily due to the fact that the prior period included the collection of proceeds from the disposition of the Company's former Pre-press operations, while the current period included payments for the previously noted acquisitions, the effect of which is partially offset by the proceeds from the disposition of In-Line.

    Net cash used by financing activities amounted to $1,254,000 for the nine months ended March 31, 1999 as compared to $4,792,000 for the nine months ended March 31, 1998. The decrease in cash used by financing activities was primarily due to the increased borrowings under the Revolver, which were used to fund increases in working capital and the purchase of treasury stock by the Company.

    The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company. As of March 31, 1999, these credit facilities total $37,191,000 including amounts available under the Revolver. The Company had outstanding $16,123,000 under these lines of credit, of which $12,540,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at March 31, 1999 are $251,000 higher than they would have been if June 30, 1998 exchange rates had been used.

    Net capital expenditures made to meet the normal business needs of the Company for the nine months ended March 31, 1999 and March 31, 1998, including commitments for capital lease payments, were $1,792,000 and $1,674,000, respectively.

    At March 31, 1999 the Company's balance sheet includes approximately $9,400,000 of trade receivables related to one large OEM customer. Offsetting these receivables is approximately $2,800,000 in advance payments (customer deposits) received from this customer. Due to a slow-down in payments, the Company has notified this customer that future shipments of the Company's equipment and systems will require payment in full prior to shipment. Although only 10% of the Company's total trade receivables from this customer are more than 90 days overdue, the Company believes it was prudent to take this action at this time. At March 31, 1999, the Company has not established any additional allowance for doubtful accounts regarding the receivables from this customer.

    Of the Company's $63,000,000 in backlog at March 31, 1999, approximately $10,000,000 represents orders from this OEM customer which is supported by an inventory balance at the end of the quarter of approximately $5,500,000. For the nine months ended March 31, 1999, this customer represented approximately 13% of the Company's total net sales.

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


                             Euro Conversion

    Effective January 1, 1999, the "euro" has become the new common currency for 11 European countries (including Germany, France and the Netherlands where the Company has operations). Other member states (including the United Kingdom and Sweden where the Company also has operations) may join in years to come. Beginning January 1, 1999, transactions in the euro became possible, with the national currencies continuing to circulate until January 1, 2002, when the euro will become the functional currency for these 11 countries. During the transition period from January 1, 1999 to January 1, 2002, payments can be made using either the euro or the national currencies at fixed exchange rates.

    Beginning January 1, 1999, the Company began conducting business with customers in both the euro and the respective national currency. Systems and processes that are initially impacted by this dual currency requirement are customer billing and receivables, payroll and cash management activities including cash collections and disbursements. To accomplish compliance, the Company is making the necessary systems and process changes and is also working with its financial institutions on various cash management issues. The Company currently expects to have new systems and processes in place by July, 2000 to accommodate the recording of all business transactions in the euro.

    Management currently believes that the external costs associated with implementing and completing the euro conversion will not be material in any year and in the aggregate. Also, management currently believes that the business and market implications, if any, of the euro conversion will not be material to its results of operations or financial condition in any year and in the aggregate. The competitive impact of increased cross-border price transparency however, is uncertain, both with respect to products sold by the Company, as well as products, and services purchased by the Company.

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



PART II:                    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits


         10.25 Sixth Amendment to Amended and Restated Revolving Credit Agreement and First Amendment to Loan Documents between Baldwin Americas Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin Technology Company, Inc., together with the Borrowers (as "Credit Parties") and NationsBank N.A. and BankBoston (as "Lenders") (filed herewith).

         27     Financial Data Schedule (filed herewith).


    (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1999.












































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







Dated:   May 3, 1999