Form 10-K405
period 1999-06-30
BALDWIN TECHNOLOGY CO INC
filed 1999-09-24
CIK 805792

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1999            COMMISSION FILE NUMBER 1-9334

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1999 was $32,910,600.

     Number of shares of Common Stock outstanding at August 31, 1999:

Class A Common Stock...............  14,353,947
Class B Common Stock...............   1,835,883
                                     ----------
  Total............................  16,189,830

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 are incorporated by reference from the Baldwin Technology Company, Inc. Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on November 16, 1999, into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    7
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 8.   Financial Statements and Supplementary Data.................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   49
Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   49
Item 11.  Executive Compensation......................................   49
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   49
Item 13.  Certain Relationships and Related Transactions..............   49
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   49

CAUTIONARY STATEMENT -- This Form 10-K may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Report on Form 10-K for the year ended June 30, 1999.

                                     PART I

ITEM 1.  BUSINESS

     Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is the leading international manufacturer of material handling, accessory and control equipment for the printing industry. The Company offers its customers a broad range of products designed to enhance the quality of printed products and increase the productivity and cost-efficiency of the print manufacturing process while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fountain solution and ink control systems, web control and press protection systems, drying systems, web and material handling systems and newspaper inserter equipment.

     The Company sells its products both to printers to upgrade the quality and capability of existing and new printing presses and to printing press manufacturers who incorporate the Company's products with their own equipment for sale to printers. The Company has product development and manufacturing facilities, as well as sales and service operations, in all major markets worldwide.

INDUSTRY OVERVIEW

     Baldwin operates in a highly fragmented market. The Company defines its business as that of providing material handling, accessory and control equipment for the printing industry. The Company believes that it produces the most complete line of material handling, accessory and control equipment for the printing industry.

     The Company's products are used by printers engaged in all printing processes including lithography, flexography and digital printing. The largest share of its business is in offset (lithographic) printing. Offset printing is the largest segment of the domestic printing market and is used primarily for printing books, magazines, business forms, catalogs, greeting cards, packaging and newspapers. The Company's products are designed to improve the printing process in terms of both the quality of the finished product as well as its cost efficiency.

     Offset printing represents a significant segment of the U.S. commercial printing industry, and is becoming dominant in the international printing market. The Company believes that the future growth of its international markets will be attributable in large part to the increased use of offset printing. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in these markets. Baldwin's worldwide operations enable it to closely monitor new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing equipment requirements of specific local markets throughout the world.

PRINCIPAL PRODUCTS

     The Company manufactures and sells more than 200 different products to printers and printing press manufacturers. The Company's product development is focused on the needs of the printer. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. Initially, after the introduction of a new product, the Company's marketing efforts usually focus on printers. With the exception of the Company's Baldwin Kansa product line, as a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the industry increases and printers begin to specify certain of the Company's products as part of their accessory or material handling equipment package selected when ordering new presses. The Company's Baldwin Kansa product line is primarily marketed to newspaper printers. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's products help printers address increasingly demanding requirements for print quality and environmental and safety issues, as well as enhance productivity and reduce materials waste. The Company's sales have historically increased about equally through both internal product development and acquisitions of product lines and companies.

     The Company's products range in unit price from under $100 to approximately $500,000. Baldwin's principal products by business group are described below:

GRAPHIC PRODUCTS AND CONTROLS GROUP

     CLEANING SYSTEMS. The Company's oldest Cleaning Systems product is the Press Washer which cleans the ink train of an offset press. Additional Cleaning Systems products include the Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner and Guide Roll Cleaner, which all reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 1999, 1998 and 1997, net sales of Cleaning Systems represented approximately 30.2%, 29.1% and 29.7% of the Company's net sales, respectively.

     FOUNTAIN SOLUTION CONTROL SYSTEMS. The Company's Fountain Solution Control Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of the water used in the offset printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 1999, 1998 and 1997, net sales of Fountain Solution Control Systems represented approximately 16.5%, 14.5% and 14.1% of the Company's net sales, respectively.

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

     OTHER ACCESSORY AND CONTROL EQUIPMENT. The Company's Ink Control Systems control and regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce ink and paper waste and allow for the use of recyclable ink containers. Other products include Ultra-Violet and Infra-Red Dryers and Gluing Systems. In the fiscal years ended June 30, 1999, 1998 and 1997, net sales of Other Accessory and Control Equipment represented approximately 11.6%, 14.9% and 14.0% of the Company's net sales, respectively.

MATERIAL HANDLING GROUP

     WEB HANDLING SYSTEMS. The Company's Web Handling Systems unwind, rewind and splice paper and other materials supplied to presses in webs and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows an efficient work flow. In the fiscal years ended June 30, 1999, 1998 and 1997, net sales of Web Handling Systems represented approximately 23.5%, 21.3% and 13.0% of the Company's net sales, respectively.

     MATERIAL HANDLING/STACKING SYSTEMS.  The Company's Material
Handling/Stacking Systems automate the handling of the printed product. The efficient counting, stacking, packing and compressing of printed materials helps to increase press utilization and productivity, reduce and control waste and decrease pressroom labor requirements.

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

PRE-PRESS GROUP

     The Company disposed of its pre-press business on June 30, 1997 (see
Note -- 3 Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In the fiscal year ended June 30, 1997, net sales of the pre-press group represented approximately 10.0% of the Company's net sales.

PRINT ON-DEMAND GROUP

     The Company entered the short-run, print on-demand market in January of 1997 with the formation of a business venture of which the Company now owns 100%. The venture, now named Baldwin Document Finishing Systems, Inc., markets and distributes finishing equipment for the digital printing market. The Company's strategy is focused on providing highly efficient finishing systems to this rapidly growing market. Results of operations for the Print on-Demand Group were not material for all periods presented.

WORLDWIDE OPERATIONS

     The Company believes that it is the only manufacturer of material handling and accessory and control equipment for the printing industry which has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia Pacific.

     The following table sets forth the percentages of the Company's net sales attributable to its geographic regions for the fiscal years ended June 30, 1999, 1998 and 1997:

                                                           YEARS ENDED JUNE 30,
                                                          -----------------------
                                                          1999     1998     1997
                                                          -----    -----    -----
Americas................................................   44.2%    44.5%    39.3%
Europe..................................................   31.4     28.9     35.4
Asia Pacific............................................   24.4     26.6     25.3
                                                          -----    -----    -----
           Total........................................  100.0%   100.0%   100.0%
                                                          =====    =====    =====

     In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England and the Netherlands. In Asia Pacific, the Company operates through its subsidiaries in Japan, Hong Kong, China and Australia. All of the Company's subsidiaries are wholly owned except for one subsidiary in which the Company holds a 90% interest.

     For additional information relating to the Company's segments and operations in its three geographic regions, see Note 5 -- Notes to Consolidated Financial Statements.

ACQUISITION STRATEGY

     An element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy involves: (i) acquiring new material handling, accessory, control and print on-demand products which can be sold through the Company's own distribution network; (ii) entering new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company's manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company typically supports the existing management of the acquired entity and participates actively with that management in implementing operational strategies with a view to enhancing the entity's sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

     MARKETING. The Company markets its products in almost all developed countries throughout the world. Although Baldwin markets similar lines of products in many of these countries, its product mix and distribution channels vary from country to country. The Company has approximately 107 employees devoted to marketing and sales activities in its three principal markets and approximately 70 dealers worldwide. The Company markets its products to printing press manufacturers ("OEM's") and to printers. For the fiscal year ended June 30, 1999 approximately 45% of the Company's net sales were to printing press manufacturers and approximately 55% were directly to printers.

     In the Americas and Europe, the Company markets its products both through direct sales representatives and an extensive dealer network. In Asia Pacific, the Company markets its products through direct sales representatives in Japan, Hong Kong, China and Australia and through dealers throughout the rest of Asia.

     SUPPORT. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 125 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

     BACKLOG. The Company's backlog was $57,491,000 as of June 30, 1999, $87,381,000 as of June 30, 1998 and $72,727,000 as of June 30, 1997. Included in
the June 30, 1998 and 1997 backlog was $3,459,000 and $830,000, respectively, of backlog relating to the Company's former in-line finishing operations, which were disposed of in November 1998. Backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders.

     CUSTOMERS. The Company has a diverse customer base. For the current fiscal year ended June 30, 1999, one customer, Goss Graphic Systems, Inc. ("Goss") accounted for approximately 11% of the Company's net sales (see "Liquidity and Capital Resources" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the Notes to Consolidated Financial Statements for a further discussion of Goss). For the fiscal years ended June 30, 1998 and 1997, no customer accounted for 10% or more of the Company's net sales. The ten largest customers of Baldwin (including Goss) accounted for approximately 46% of the Company's net sales for the fiscal year ended June 30, 1999. Sales of Baldwin's products are not seasonal. However, sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The only recent exception to this trend has been in the current year which was primarily due to lower sales to Goss and a lower level of activity in the Japanese market during the second six months of the current fiscal year.

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

     The Company has product development facilities at each of its manufacturing locations. The Company believes that this decentralized approach to research and development helps the Company to react quickly to meet the needs of its customers. Coordination of the Company's product development activities is accomplished within each of the major product groups of Graphic Products and Controls for accessories and controls, and Material Handling for roll and material handling equipment. The organization by product/market groups ensures focused attention on opportunities within their respective markets, while avoiding duplicative efforts within the Company.

     Baldwin employs approximately 172 persons whose primary function is new product development or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 1999, 1998 and 1997 were $19,408,000, $18,514,000 and
$21,425,000, respectively, representing approximately 8% of the Company's net sales in each year. Included in the 1997 amount was $2,156,000, attributable to the Company's former pre-press operations.

PATENTS

     The Company owns or licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. These products represented a substantial portion of the Company's net sales for the fiscal year ended June 30, 1999. The Company's patents expire at different times during the next twenty years; however, the expiration of patents in the near future is not expected to have a material adverse effect on the Company's sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

     The Company conducts its manufacturing operations through a number of operating subsidiaries. In North America, the Company has subsidiaries with manufacturing facilities located on the East Coast, in the Midwest and on the West Coast of the United States.

     In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany and Sweden. These facilities manufacture and assemble complete lines of products that are in demand by printers worldwide and by printing press manufacturers in Europe for shipment throughout the world. In Asia, Baldwin has manufacturing and assembly facilities in Japan and China.

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

COMPETITION

     Within the highly fragmented printing press accessory industry, the Company produces and markets what it believes to be the most complete line of material handling and accessory and control equipment. Numerous companies, including vertically integrated printing press manufacturers, manufacture and sell products which compete with one or more of the Company's products. These printing press manufacturers generally have larger staffs and greater financial resources than the Company.

     The Company competes by offering customers a broad product line, coupled with a well-known reputation for the reliability of its products and its commitment to service and after-sale support. The Company's ability to compete effectively in the future will depend upon the continued reliability of its products, after-sale support, ability to keep its market position as its patents expire and its ability to develop new products which meet the demands of the printing industry.

EMPLOYEES

     The Company employs approximately 1,057 persons, 498 of whom are production employees and approximately 124 of whom are management and administrative employees. Of the Company's 192 employees in its Baldwin Graphic Products Division in the United States, 47 are represented by the International Association of Machinists and Aerospace Workers under a contract which expires on November 9, 1999. In Europe, employees are represented by various unions under contracts with indefinite terms. In Sweden, 11, 49, and 44 of the Company's 152 employees are represented by Ledarna (SALF), Lundsorganisationen, Metall and Tjanstemannene Central Organisation, and Svenska Industritjanstemanna Forbundet, respectively. In Germany, approximately 45 of the Company's 239 employees are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2.  PROPERTIES

     The Company owns and leases various manufacturing and office facilities of approximately 672,000 square feet at June 30, 1999. The table below presents the locations and ownership of these facilities:

                                                        SQUARE    SQUARE     TOTAL
                                                         FEET      FEET     SQUARE
                                                         OWNED    LEASED     FEET
                                                        -------   -------   -------
North America.........................................   57,000   348,000   405,000
Germany...............................................            104,000   104,000
Sweden................................................   66,000    32,000    98,000
England...............................................             10,000    10,000
Japan.................................................             43,000    43,000
All other, foreign....................................             12,000    12,000
                                                        -------   -------   -------
           Total square feet owned and leased.........  123,000   549,000   672,000
                                                        =======   =======   =======

     The Company believes that its facilities are adequate to carry on its business as currently conducted.

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings pending to which either the Company is a party or to which any of its property is subject, which would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders since November 12, 1998.

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

                                                               HIGH     LOW
                                                              ------   ------
1997
-----
First Quarter...............................................  3.2500   2.3750
Second Quarter..............................................  3.1875   2.5625
Third Quarter...............................................  5.5000   2.8125
Fourth Quarter..............................................  5.7500   4.3750
1998
-----
First Quarter...............................................  6.4375   4.9375
Second Quarter..............................................  6.3750   5.5000
Third Quarter...............................................  6.1875   4.2500
Fourth Quarter..............................................  5.7500   4.6250
1999
-----
First Quarter...............................................  6.0000   2.8750
Second Quarter..............................................  3.6250   2.8750
Third Quarter (through September 10)........................  3.4375   2.3750

     (b) Class B Common Stock

     The Company's Class B Common Stock has no established public trading market.

     (c) Approximate Number of Equity Security Holders

     As of August 31, 1999, the approximate number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 376 and 27, respectively. The Company believes, however, that there are in excess of 2,000 beneficial owners of its Class A Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's income statement and balance sheet data as they relate to the years ended June 30, 1999, 1998, 1997, 1996 and 1995, have been derived from the Company's audited financial statements (including the Consolidated Balance Sheet of the Company at June 30, 1999 and 1998 and the related Consolidated Statement of Income of the Company for the years ended June 30, 1999, 1998 and 1997 appearing elsewhere herein). The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                            YEARS ENDED JUNE 30,
                          --------------------------------------------------------
                            1999        1998        1997        1996        1995
                          --------    --------    --------    --------    --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales...............  $232,771    $231,408    $244,146    $259,301    $222,341
Cost of goods sold......   158,780     155,151     163,791     173,271     146,727
                          --------    --------    --------    --------    --------
Gross profit............    73,991      76,257      80,355      86,030      75,614
                          --------    --------    --------    --------    --------
Selling, general and
  administrative
  expenses..............    42,510      43,357      50,435      52,799      45,847
Research, development
  and engineering
  expenses..............    19,408      18,514      21,425      21,022      17,296
Provision for loss on
  the disposition of
  Pre-press
  operations............     2,400                  42,407
Restructuring charge....       870                               3,000
                          --------    --------    --------    --------    --------
Operating income
  (loss)................     8,803      14,386     (33,912)      9,209      12,471
                          --------    --------    --------    --------    --------
Interest expense........     2,301       2,792       3,516       4,032       3,436
Interest income.........       453         521         414         552         577
Minority interest
  (income) loss.........        15         (97)       (190)
Other income, net.......     3,199       2,330       1,617       1,490       1,130
                          --------    --------    --------    --------    --------
Income (loss) before
  taxes.................    10,139      14,542     (35,207)      7,219      10,742
                          --------    --------    --------    --------    --------
Provision for income
  taxes.................     4,514       5,526       2,790       4,701       5,091
                          --------    --------    --------    --------    --------
Net income (loss).......  $  5,625    $  9,016    $(37,997)   $  2,518    $  5,651
                          ========    ========    ========    ========    ========
Basic income (loss) per
  share.................  $   0.33    $   0.53    $  (2.21)   $   0.14    $   0.32
                          ========    ========    ========    ========    ========
Diluted income (loss)
  per share.............  $   0.33    $   0.52    $  (2.21)   $   0.14    $   0.32
                          ========    ========    ========    ========    ========
Weighted average number
  of shares:
  Basic.................    16,801      17,145      17,228      17,720      17,830
                          ========    ========    ========    ========    ========
  Diluted...............    17,148      17,480      17,228      17,817      17,967
                          ========    ========    ========    ========    ========

                                                  JUNE 30,
                          --------------------------------------------------------
                            1999        1998        1997        1996        1995
                          --------    --------    --------    --------    --------
                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.........  $ 29,154    $ 30,066    $ 29,696    $ 46,050    $ 53,575
Total assets............   159,355     175,028     162,123     217,340     209,770
Short-term debt.........    10,290      10,811      14,737      10,196       9,348
Long-term debt..........     6,515      17,072      20,256      33,576      29,868
Shareholders' equity....    66,540      63,457      58,262      97,056      98,888

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL. The Company does not consider its business to be seasonal; however, except for the current year, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year. The following schedule shows the Company's net sales for such six month periods over the last five fiscal years to reflect the comparison.

                                                         FIRST SIX      SECOND SIX
                     FISCAL YEAR                           MONTHS         MONTHS
                     -----------                        ------------   ------------
1999..................................................  $120,488,000   $112,283,000
1998..................................................   103,665,000    127,743,000
1997..................................................   118,635,000    125,511,000
1996..................................................   118,651,000    140,650,000
1995..................................................   100,352,000    121,989,000

     The terms "net acquisitions" and "net dispositions" as they are used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations relate to the formation of Baldwin Document Finishing Systems, Inc., in January, 1997, and the acquisition of a 90% interest in a distributor in Europe in October, 1998, as well as dispositions of the Company's former pre-press operations in June, 1997, and former in-line finishing division in November, 1998. For the fiscal year ended June 30, 1999, the first six months net sales include net dispositions sales of $1,863,000 and the second six months include net acquisitions sales of $804,000. For the fiscal year ended June 30, 1998, the first six months net sales include net acquisitions sales of $747,000 and the second six months include net acquisitions sales of $581,000. For the fiscal year ended June 30, 1997, the first six months net sales include net dispositions sales of $6,626,000 and the second six months include net dispositions sales of $13,825,000.

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Exhibit 99 to this Report on Form 10-K for the fiscal year ended June 30, 1999.

SEGMENT DISCUSSIONS

     Effective June 30, 1999, the Company implemented the new segment disclosures required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information" (See Note 5 -- Notes to Consolidated Financial Statements). This statement addresses presentations and disclosure matters and therefore had no impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

     The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company including the notes thereto, presented elsewhere in this report.

                                                          YEARS ENDED JUNE 30,
                                                         -----------------------
                                                         1999     1998     1997
                                                         -----    -----    -----
Net sales..............................................  100.0%   100.0%   100.0%
Cost of goods sold.....................................   68.2     67.1     67.1
                                                         -----    -----    -----
Gross profit...........................................   31.8     32.9     32.9
Selling, general and administrative expenses...........   18.3     18.7     20.7
Research, development and engineering expenses.........    8.3      8.0      8.7
Provision for loss on the disposition of pre-press
  operations...........................................    1.0              17.4
Restructuring charge...................................     .4
                                                         -----    -----    -----
Operating income (loss)................................    3.8      6.2    (13.9)
                                                         -----    -----    -----
Interest expense.......................................   (1.0)    (1.2)    (1.4)
Interest income........................................     .2       .2       .2
Other income, net......................................    1.4      1.1       .7
                                                         -----    -----    -----
Income (loss) from operations before taxes.............    4.4      6.3    (14.4)
Provision for income taxes.............................    2.0      2.4      1.2
                                                         -----    -----    -----
Net income (loss)......................................    2.4%     3.9%   (15.6)%
                                                         =====    =====    =====

FISCAL YEAR ENDED JUNE 30, 1999 VERSUS FISCAL YEAR ENDED JUNE 30, 1998

CONSOLIDATED RESULTS

     NET SALES. Net sales for the fiscal year ended June 30, 1999 increased by $1,363,000, or 0.6%, to $232,771,000 from $231,408,000 for the fiscal year ended
June 30, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $1,071,000. Changes in both product volume and mix were primarily responsible for the remainder of the change. In terms of local currency, sales generally increased in Europe and decreased in Asia. Sales increased by 24.6% in Sweden, by 20.5% in France and by 8.2% in the United Kingdom. Sales decreased by 13.8% in Japan, by 0.6% in Germany and by 0.4% in the Americas.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1999 was $73,991,000 (31.8% of net sales), compared to $76,257,000 (32.9% of net sales)
for the fiscal year ended June 30, 1998, a decrease of $2,266,000 or 3.0%. Gross profit increased by $123,000 on fluctuations in currency rates and decreased by $801,000 due to net dispositions. Gross profit was lower as a percentage of sales when compared to the prior year due primarily to the effects of increased sales of lower margin material handling equipment, mainly in the Americas, and lower sales levels in Japan, and increased implementation costs for Year-2000 compliant information systems.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $42,510,000 (18.3% of net sales) for the fiscal year ended June 30, 1999, compared to $43,357,000 (18.7% of net sales) for the prior year, a decrease of $847,000. Currency rate fluctuations increased the current year's expenses by $151,000 and net dispositions reduced expenses by $369,000. General and administrative expenses decreased primarily as a result of reductions in personnel due to the Company's consolidation of facilities and restructuring efforts and reduced incentive and deferred compensation expenses as a result of the lower profitability of the Company. These reductions more than offset increases in consulting and subcontract costs as well as general insurance costs and costs associated with the Company's Year-2000 system implementation effort. Selling expense decreased $310,000 as a result of lower staffing levels and volume related decreases in sales commissions and related travel expenses, which have more than offset increased trade show and advertising expenses.

     Other operating expenses increased by $4,164,000 over the same period of the prior year. Fluctuations in currency rates increased these expenses by $105,000 and the additional provision for loss on the disposition of the pre-press operations added $2,400,000, while the restructuring charge in the fourth quarter added $870,000 to these expenses. The remaining increase in these expenses relates to increased engineering project costs.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 1999 decreased by $491,000 to $2,301,000, compared to $2,792,000 for the fiscal year ended June 30, 1998. Currency rate fluctuations increased interest expense by $35,000 in the current period. The remainder of the decrease was due primarily to reductions in the amount of long-term, fixed-rate indebtedness outstanding during the current period which was replaced by short term borrowings. Such short term borrowings carried a lower interest rate. Interest income was $453,000 and $521,000 for the fiscal years ended June 30, 1999 and June 30, 1998, respectively. Currency rate fluctuations increased interest income by $12,000 in the current period. Other income was $3,184,000 and $2,427,000 for the fiscal years ended June 30, 1999 and June 30, 1998, respectively, and includes foreign currency transaction (losses) gains of $(176,000) and $111,000 for the current and prior period, respectively. The remaining net increase in other income is primarily due to increased royalty income. Currency rate fluctuations increased other income by $67,000 for the current period.

     INCOME TAXES. The Company's effective tax rate for the fiscal year ended June 30, 1999 was 44.5%, compared to 38.0% for the fiscal year ended June 30, 1998. This increase is primarily the result of the $2,400,000 special charge related to the disposition of the former pre-press operations for which no tax benefit was recorded. Otherwise, the Company's effective tax rate would have been 36.0%. Currency rate fluctuations decreased the provision for income taxes by $37,000 during the current period. The remaining decrease in the current period's effective tax rate, excluding the effect of the special charges, is primarily due to increased income in tax jurisdictions for which there are tax loss carryforwards available.

     NET INCOME. Net income for the fiscal year ended June 30, 1999 was $5,625,000 as compared to $9,016,000 for the fiscal year ended June 30, 1998, or $.33 basic and $.33 diluted, and $.53 basic and $.52 diluted per share, respectively. For the current period, currency rate fluctuations and net dispositions decreased net income by $66,000 and $24,000, respectively. The provision for loss on the disposition of pre-press operations of $2,400,000 and the after-tax impact of $557,000 for restructuring charges reduced net income per share by $.18 basic and $.17 diluted in the current year.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

     Net sales for the fiscal year ended June 30, 1999 increased by $792,000, or 0.5%, to $153,128,000 from $152,336,000 for the fiscal year ended June 30, 1998.
Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $1,398,000 and acquisitions added $1,184,000, otherwise, net sales would have decreased by $1,790,000 in the current period. This decrease is primarily the result of reduced sales levels in Japan of cleaning systems, which was partially offset by increased sales in Sweden of spray dampening systems.

     Operating income amounted to $14,219,000 (9.3% of net sales) for the fiscal year ended June 30, 1999, as compared to $15,544,000 (10.2% of net sales) for the prior year, a decrease of $1,325,000. Currency rate fluctuations decreased the current year's operating income by $8,000 and acquisitions added $255,000, otherwise operating income would have decreased by $1,572,000. This decrease is primarily the result of the overall decrease in sales levels discussed above as well as a restructuring charge of $845,000 in the fourth quarter of the current period.

MATERIAL HANDLING GROUP

     Net sales for the fiscal year ended June 30, 1999 decreased by $1,818,000, or 2.2%, to $79,453,000 from $81,271,000 for the fiscal year ended June 30, 1998. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $617,000, otherwise net sales would have decreased by $1,201,000. This decrease is primarily the result of the disposition of the Company's former in-line finishing division during the current year, which was partially offset by increased sales of roll handling systems.

     Operating income amounted to $4,640,000 (5.8% of net sales) for the fiscal year ended June 30, 1999, as compared to $7,121,000 (8.8% of net sales) for the prior year, a decrease of $2,481,000. Currency rate fluctuations decreased the current year's operating profit by $83,000 and net dispositions accounted for a decrease of $179,000. The remaining decrease is primarily the result of lower gross margins associated with the Company's roll handling systems.

FISCAL YEAR ENDED JUNE 30, 1998 VERSUS FISCAL YEAR ENDED JUNE 30, 1997

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and consolidated financial statements.

     The Company's disposition of its former pre-press operations on June 30, 1997 results in significant distortions when comparing operating performance of the current and prior year periods. The following condensed Consolidated Statement of Income of the Company sets forth the actual 1998 and 1997 results together with 1997 proforma results which reflect the removal of the Company's former pre-press operations and the provision for loss on the disposal of those operations. The proforma 1997 amounts will be used in the following discussion of the year ended June 30, 1998 actual results as compared to the prior year.

                                                  TWELVE MONTHS ENDED JUNE 30,
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           ------------------------------------------
                                                                   LESS
                                            ACTUAL     ACTUAL    PRE-PRESS   PROFORMA
                                             1998       1997       1997        1997
                                           --------   --------   ---------   --------
Net sales................................  $231,408   $244,146   $ 28,327    $215,819
                                           --------   --------   --------    --------
Gross profit.............................    76,257     80,355      9,260      71,095
Selling, general and administrative
  expenses...............................    43,357     50,435      8,742      41,693
Other operating expenses.................    18,514     21,425      2,156      19,269
Provision for loss on the disposition of
  pre-press operations...................               42,407     42,407
                                           --------   --------   --------    --------
Operating income (loss)..................    14,386    (33,912)   (44,045)     10,133
Other (income) expense...................      (156)     1,295        (64)      1,359
                                           --------   --------   --------    --------
Income (loss) before taxes...............    14,542    (35,207)   (43,981)      8,774
Provision (benefit) for income taxes.....     5,526      2,790       (292)      3,082
                                           --------   --------   --------    --------
Net income (loss)........................  $  9,016   $(37,997)  $(43,689)   $  5,692
                                           ========   ========   ========    ========
Basic income (loss) per share............  $   0.53   $  (2.21)  $  (2.54)   $   0.33
                                           ========   ========   ========    ========
Diluted income (loss) per share..........  $   0.52   $  (2.21)  $  (2.54)   $   0.33
                                           ========   ========   ========    ========

CONSOLIDATED RESULTS

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $43,357,000 (18.7% of net sales) for the fiscal year ended June 30, 1998, as compared to $41,693,000 (19.3% of net sales) for the prior fiscal year, an increase of $1,664,000. Currency rate fluctuations decreased the current year's expenses by $2,000,000 and acquisitions added $615,000. General and administrative expenses increased primarily due to increased consulting fees associated with certain strategic initiatives undertaken during the fiscal year ended June 30, 1998 and incentive compensation expenses. These increases were partially offset by reduced charges for severance and cost savings achieved through the consolidation of facilities and reduced staff. Selling expense increases of

$1,875,000 were due to volume related increases in sales commissions, offset by lower trade show and advertising expenses and reduced staffing levels.

     Other operating expenses decreased by $755,000 over the same period of the prior year. Fluctuations in currency rates decreased these expenses by $1,080,000 and acquisitions increased these expenses by $25,000. The remaining increase in these expenses relates to increased engineering personnel and project costs.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 1998 was $2,792,000, as compared to $3,320,000 for the fiscal year ended June 30, 1997. Currency rate fluctuations decreased interest expense by $327,000. The remainder of the decrease was due primarily to a decrease in the amount of outstanding working capital related indebtedness used by the Company's European operations and a reduction in long-term debt. Interest income was $521,000 and $357,000 for the fiscal years ended June 30, 1998 and June 30, 1997, respectively. Currency rate fluctuations decreased interest income by $108,000. Other income was $2,427,000 and $1,414,000 for the fiscal years ended June 30, 1998 and June 30, 1997, respectively, and includes foreign currency transaction gains (losses) of $111,000 and $(182,000) for the current and prior period, respectively. The remaining net increase in other income is primarily due to increased royalty income offset by currency rate fluctuations which decreased other income by $51,000 for the current period.

     INCOME TAXES. The Company's effective tax rate for the fiscal year ended June 30, 1998 was 38.0% versus the effective rate of 35.1% for the fiscal year ended June 30, 1997. Currency rate fluctuations decreased the provision for income taxes by $254,000 during the current period. The effective rate for the prior fiscal year included a benefit of $854,000 due to the favorable settlement of certain tax matters in Germany.

     NET INCOME. The net income for the fiscal year ended June 30, 1998 was $9,016,000 versus net income for the fiscal year ended June 30, 1997 of $5,692,000. For the current period, currency rate fluctuations and acquisitions decreased net income by $415,000 and $426,000, respectively.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

     Net sales for the fiscal year ended June 30, 1998 decreased by $2,214,000, or 1.4%, to $152,336,000 from $154,550,000 for the fiscal year ended June 30, 1997. Currency rate fluctuations attributable to the Company's overseas operations reduced net sales for the current period by $12,860,000, otherwise net sales would have increased by $10,646,000 or 6.9%. Product volume changes were primarily responsible for the remainder of the change, the result of increased sales of cleaning systems in both Sweden and Japan.

     Operating income amounted to $15,554,000 (10.2% of net sales) for the fiscal year ended June 30, 1998, as compared to $13,194,000 (8.5% of net sales) for the prior fiscal year, an increase of $2,360,000. Currency rate fluctuations decreased the current year's operating income by $142,000, otherwise operating profit would have increased by $2,502,000. This increase in operating income is primarily attributable to reduced engineering costs in 1998 as a result of a reorganization in the Company's German operation during 1997.

MATERIAL HANDLING GROUP

     Net sales for the fiscal year ended June 30, 1998 increased by $17,539,000, or 27.5%, to $81,271,000 from $63,732,000 for the fiscal year ended June 30, 1997. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $1,326,000, otherwise net sales would have increased by $18,865,000. This increase is primarily the result of increased sales of roll handling systems.

     Operating income amounted to $7,121,000 (8.8% of net sales) for the fiscal year ended June 30, 1998, as compared to $5,686,000 (8.9% of net sales) for the prior fiscal year, an increase of $1,435,000. Currency rate fluctuations decreased the current year's operating profit by $142,000, otherwise operating profit would have increased by $1,577,000, primarily as a result of the increased sales of roll handling systems.

IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's long-term debt includes $12,500,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also maintains a $25,000,000 Revolving Credit Agreement (the "Revolver") with Bank of America, N.A., formerly NationsBank of North Carolina, as Agent, which matures on December 31, 2000.

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

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as those terms are defined in the agreements) of not less than 1.40 to 1.00. At June 30, 1999, this ratio was
1.65 to 1.00. In addition, the Revolver requires the Company to maintain a specified fixed charges ratio (as defined in the agreement). During the fourth quarter ended June 30, 1999, the Company did not meet this covenant and received a waiver for such period.

     The Company's working capital decreased by $912,000 or 3.0% from $30,066,000 at June 30, 1998, to $29,154,000 at June 30, 1999. Foreign currency rate fluctuations accounted for an increase of $557,000, while net dispositions and treasury stock repurchases accounted for a decrease of $1,167,000 and $3,800,000 respectively. Working capital was further decreased by reductions in inventories, accounts and notes receivable, particularly due to the lower sales volumes in the last six months of the current fiscal year, and reduced cash and equivalents. Offsetting these items were reductions in accounts and notes payable, customer deposits, and accrued expenses and other current liabilities resulting primarily from reduced compensation and profit sharing costs.

     The Company utilized $3,055,000 for investing activities for the fiscal year ended June 30, 1999, and generated $3,526,000 from investing activities for the fiscal year ended June 30, 1998. This negative differential of $6,581,000 resulted primarily from the collection of the receivable associated with the sale of the former pre-press operations in the prior period. The net cash used by financing activities was $5,190,000 for the fiscal year ended June 30, 1999 as compared to $6,656,000 for the fiscal year ended June 30, 1998. The difference was primarily caused by larger debt reductions on the Company's long-term debt in the prior period which was largely offset by purchases of treasury stock in the current period.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $36,039,000, including amounts available under the Revolver. As of June 30, 1999, the Company had outstanding $13,058,000 under these lines of credit, of which $9,165,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at June 30, 1999 are $27,000 higher than they would have been if June 30, 1998 exchange rates had been used.

     Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 1999 and June 30, 1998, including commitments for capital lease payments, were $2,854,000 and $2,399,000, respectively.

     At June 30, 1999 the Company's balance sheet included approximately $6,091,000 of trade receivables related to one large OEM customer, Goss Graphic Systems, Inc. ("Goss"). Offsetting these receivables is approximately $1,229,000 in advance payments (customer deposits) received from this customer. Due to a slow-down in payments early in 1999, the Company notified Goss that future shipments of the Company's equipment and systems required payment in full prior to shipment. At June 30, 1999, 26% of the Company's total trade receivables from this customer were more than 90 days overdue. On July 30, 1999, Goss filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company generally continues to receive timely payments from the foreign subsidiaries of Goss. Goss' bankruptcy plan as filed, anticipates that payments to trade creditors will be made in three equal payments commencing three months following Goss' emergence from bankruptcy with no reduction in the amounts to be received by the trade creditors. As of June 30, 1999, the Company has not established any additional allowance for doubtful accounts regarding the receivables from Goss. The Company has however, classified one-third of its domestic receivable balance from Goss, or $1,717,000, as long term which is included in "Other assets" at June 30, 1999.

     Of the Company's $57,491,000 in backlog at June 30, 1999, approximately $11,822,000 represented orders from Goss which were supported by an inventory balance of approximately $4,794,000. For the fiscal year ended June 30, 1999, this customer represented approximately 11% of the Company's total net sales.

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

     The Year-2000 situation could potentially have an adverse impact on the Company's internal information systems infrastructure, Company products which either contain or utilize digital devices and the internal information systems of suppliers to the Company.

     The Company has completed a study, utilizing external consultants, to evaluate the Company's internal information systems infrastructure as it relates to the Year-2000 situation and it has identified processes which require updating to operate properly subsequent to the year 1999. The Company has undertaken projects to update and replace all known non-compliant internal information systems and processes to ensure that the Year-2000 situation will not have a detrimental impact on the internal operations of the Company. The cost to update and replace these systems is expected to be approximately $2,400,000 consisting of the cost of purchasing and installing hardware and software, including certain systems, whose scheduled replacement has been accelerated due to the Year-2000 situation. The majority of such costs were incurred during fiscal 1999. The cost of Year-2000 compliance is not projected to have a significant negative impact on the Company's financial results in subsequent fiscal years.

     A review is ongoing for those products of the Company that utilize microprocessors in the operation of the products which could be adversely affected by the Year-2000 date change. At the present time, the Company has not identified any products where Year-2000 non-compliance would have a detrimental impact on the operation of the products. The Company has and continues to survey its suppliers and service providers to determine potential exposure from external, non-compliant sources. No material exposures have been identified, to date, from external sources. As a precaution however, the Company is seeking additional vendors to protect the Company from a potential inability of a particular vendor to supply material to the Company.

     STATE OF READINESS. As of August 31, 1999, the Company had either completed or scheduled the implementation of the required updates on all known non-compliant internal information systems. The Company's products do not rely on date sensitive information in order to operate, and therefore, such information is not considered critical to the performance of such products. The date sensitive information utilized by the Company's products is for informational purposes which does not reduce the effectiveness of such products.

     The Company will continue to test the affected information systems, and such testing is expected to be virtually 100% complete by October 31, 1999.

     CONTINGENCY PLANNING. The Company is continually addressing its Year-2000 exposures. Should an unforeseeable Year-2000 situation arise that poses a severe threat to the Company however, the Company expects to be able to revert to PC and manual backup internal processes until the situation can be resolved. The Company maintains service and engineering personnel who would be available to remediate those unforeseen Year-2000 non-compliance situations related to a product of the Company which would require immediate resolution. The Company does not utilize single source providers or vendors and therefore, may change to other providers and vendors in the case of Year-2000 non-compliance.

EURO CONVERSION

     Effective January 1, 1999, the "euro" has become the new common currency for 11 European countries (including Germany and France where the Company has operations). Other member states (including the United Kingdom and Sweden where the Company also has operations) may join in future years. Beginning January 1, 1999, transactions in the euro became possible, with the national currencies continuing to circulate until January 1, 2002, when the euro will become the functional currency for these 11 countries. During the transition period from January 1, 1999 to January 1, 2002, payments can be made using either the euro or the national currencies at fixed exchange rates.

     Beginning January 1, 1999, the Company began conducting business with customers in both the euro and the respective national currency. Systems and processes that are initially impacted by this dual currency requirement are customer billing and receivables, payroll and cash management activities, including cash collections and disbursements. To accomplish compliance, the Company is making the necessary systems and process changes and is also working with its financial institutions on various cash management issues. The Company currently expects to have new systems and processes in place by July, 2000 to accommodate the recording of all business transactions in the euro for the affected countries.

     Management currently believes that the costs associated with implementing and completing the euro conversion, as well as business and market implications, if any, associated with the euro conversion, will not be material to its results of operations or financial condition in any year or in the aggregate. The competitive impact of increased cross-border price transparency, however, is uncertain, both with respect to products sold by the Company, as well as products and services purchased by the Company.

     The Company's ongoing efforts with regard to the Year-2000 compliance and euro conversion, and those of its significant customers and suppliers, including financial institutions may, at some time in the future, reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion, or that may cause unexpected competitive or market effects, all contrary to the foregoing statements. These issues, if not resolved favorably, could have a material adverse effect on the Company's results of operations or financial condition in any year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company operates internationally and is exposed to certain market risks arising from transactions, that in the normal course of business, include fluctuations in interest rates and currency exchange rates. While the Company uses derivative financial instruments in order to manage or reduce these risks, typically currency futures contracts, the Company does not enter into derivative or other financial instruments for trading or speculative purposes.

INTEREST RATE AND DEBT SENSITIVITY

     As of June 30, 1999, the Company had debt totaling $26,805,000, most of which bears interest at floating rates. The Company did not have any interest rate swaps in effect at June 30, 1999. Interest rate swaps act as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instruments.

     The Company performed a sensitivity analysis as of June 30, 1999, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one percentage point increase in interest rates would not have a material effect on the Company's results of operations. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

CURRENCY EXCHANGE RATE SENSITIVITY

     The Company derived approximately 56% of its revenues from countries outside of the United States for the fiscal year ended June 30, 1999. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company's policy is to hedge the impact of currency rate fluctuations which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge these exposures. The Company also maintains certain levels of cash denominated in various currencies which acts as a natural overall hedge. Open foreign currency exchange forward contracts were not material at June 30, 1999.

     The Company performed a sensitivity analysis as of June 30, 1999 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would not have a material adverse effect on the Company's results of operations. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company's actual exposures and hedges.

                      [This page intentionally left blank]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   21

Consolidated Balance Sheets at June 30, 1999 and June 30,
  1998......................................................   22

Consolidated Statements of Income for the years ended June
  30, 1999, June 30, 1998 and June 30, 1997.................   24

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 1999, June 30, 1998 and June
  30, 1997..................................................   25

Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, June 30, 1998 and June 30, 1997............   26

Notes to Consolidated Financial Statements..................   28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Stamford, Connecticut
August 6, 1999

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                             JUNE 30,    JUNE 30,
                                                               1999        1998
                                                             --------    --------
CURRENT ASSETS:
  Cash...................................................    $ 10,028    $ 15,054
  Short-term securities..................................         645       6,972
  Accounts receivable trade, net of allowance for
     doubtful accounts of $1,740 ($1,713 at June 30,
     1998)...............................................      37,387      39,839
  Notes receivable, trade................................       9,511      13,323
  Inventories............................................      31,791      35,166
  Prepaid expenses and other.............................       8,821       8,086
                                                             --------    --------
           Total current assets..........................      98,183     118,440
                                                             --------    --------
MARKETABLE SECURITIES :
  (Cost $681 at June 30, 1999 and $586 at June 30,
     1998)...............................................         785         738
                                                             --------    --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings.....................................       3,060       3,123
  Machinery and equipment................................       6,430       7,210
  Furniture and fixtures.................................       5,313       5,539
  Leasehold improvements.................................         834       1,028
  Capital leases.........................................       3,413       5,339
                                                             --------    --------
                                                               19,050      22,239
Less: Accumulated depreciation and amortization..........      12,122      15,241
                                                             --------    --------
Net property, plant and equipment........................       6,928       6,998
                                                             --------    --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
  less accumulated amortization of $5,912 ($5,410 at June
  30, 1998)..............................................       4,534       4,935
GOODWILL, less accumulated amortization of $9,103 ($8,033
  at June 30, 1998)......................................      30,900      29,394
OTHER ASSETS.............................................      18,025      14,523
                                                             --------    --------
           TOTAL ASSETS..................................    $159,355    $175,028
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             JUNE 30,    JUNE 30,
                                                               1999        1998
                                                             --------    --------
CURRENT LIABILITIES:
  Loans payable..........................................    $  3,893    $  4,481
  Current portion of long-term debt......................       6,397       6,330
  Accounts payable, trade................................      10,691      15,962
  Notes payable, trade...................................      11,387       9,707
  Accrued salaries, commissions, bonus and
     profit-sharing......................................       6,946       9,351
  Customer deposits......................................       5,661      14,180
  Accrued and withheld taxes.............................       2,271       2,282
  Income taxes payable...................................       7,127      10,478
  Other accounts payable and accrued liabilities.........      14,656      15,603
                                                             --------    --------
           Total current liabilities.....................      69,029      88,374
                                                             --------    --------
LONG-TERM LIABILITIES:
  Long-term debt.........................................      16,515      17,072
  Other long-term liabilities............................       7,271       6,125
                                                             --------    --------
           Total long-term liabilities...................      23,786      23,197
                                                             --------    --------
           Total liabilities.............................      92,815     111,571
                                                             --------    --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
     authorized, 16,458,849 shares issued (16,431,683 at
     June 30, 1998)......................................         165         164
  Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,000,000 shares issued.................          20          20
  Capital contributed in excess of par value.............      57,496      57,359
  Retained earnings......................................      20,793      15,168
  Cumulative translation adjustment......................      (2,313)     (3,423)
  Unrealized gain on investments net of $43 of deferred
     taxes ($73 at June 30, 1998)........................          61          79
  Less: Treasury stock, at cost:
     Class A -- 1,953,502 shares (1,102,802 at June 30,
     1998)
     Class B -- 164,117 shares (164,117 at June 30,
     1998)...............................................      (9,682)     (5,910)
                                                             --------    --------
           Total shareholders' equity....................      66,540      63,457
                                                             --------    --------
COMMITMENTS..............................................
                                                             --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $159,355    $175,028
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                   1999        1998        1997
                                                 --------    --------    --------
Net sales......................................  $232,771    $231,408    $244,146
Cost of goods sold.............................   158,780     155,151     163,791
                                                 --------    --------    --------
Gross profit...................................    73,991      76,257      80,355
                                                 --------    --------    --------
Operating expenses:
  General and administrative...................    23,985      24,634      27,627
  Selling......................................    18,525      18,723      22,808
  Engineering..................................    13,715      13,136      14,604
  Research and development.....................     5,693       5,378       6,821
  Provision for loss on the disposition of
     pre-press operations......................     2,400                  42,407
  Restructuring charge.........................       870
                                                 --------    --------    --------
                                                   65,188      61,871     114,267
                                                 --------    --------    --------
Operating income (loss)........................     8,803      14,386     (33,912)
                                                 --------    --------    --------
Other (income) expense:
  Interest expense.............................     2,301       2,792       3,516
  Interest (income)............................      (453)       (521)       (414)
  Minority interest............................        15         (97)       (190)
  Other (income), net..........................    (3,199)     (2,330)     (1,617)
                                                 --------    --------    --------
                                                   (1,336)       (156)      1,295
                                                 --------    --------    --------
Income (loss) from operations before taxes.....    10,139      14,542     (35,207)
                                                 --------    --------    --------
Provision (benefit) for income taxes:
  Domestic:
     Federal...................................     2,148       4,641        (707)
     State.....................................       504         345         344
     Foreign...................................     1,862         540       3,153
                                                 --------    --------    --------
           Total income taxes..................     4,514       5,526       2,790
                                                 --------    --------    --------
Net income (loss)..............................  $  5,625    $  9,016    $(37,997)
                                                 ========    ========    ========
Basic income (loss) per share..................  $   0.33    $   0.53    $  (2.21)
                                                 ========    ========    ========
Diluted income (loss) per share................  $   0.33    $   0.52    $  (2.21)
                                                 ========    ========    ========
Weighted average shares outstanding:
  Basic........................................    16,801      17,145      17,228
                                                 ========    ========    ========
  Diluted......................................    17,148      17,480      17,228
                                                 ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                 CLASS A              CLASS B          CAPITAL                             UNREALIZED
                              COMMON STOCK          COMMON STOCK      IN EXCESS              CUMULATIVE       GAIN
                           -------------------   ------------------    OF PAR     RETAINED   TRANSLATION    (LOSS) ON
                             SHARES     AMOUNT    SHARES     AMOUNT     VALUE     EARNINGS   ADJUSTMENTS   INVESTMENTS
                           ----------   ------   ---------   ------   ---------   --------   -----------   -----------
Balance at June 30, 1996   16,391,683    $164    2,000,000    $20      $57,185    $44,149      $    49        $118
Year ended June 30, 1997:
  Net loss for the year                                                           (37,997)
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                                                                         (5)
  Translation adjustment                                                                           489
  Comprehensive loss
  Purchase of treasury
    stock
  Stock received in the
    settlement of an
    indemnification claim
    made under the
    Acrotec Stock
    Purchase Agreement
                           ----------    ----    ---------    ---      -------    --------     -------        ----
Balance at June 30, 1997   16,391,683     164    2,000,000     20       57,185      6,152          538         113

Year ended June 30, 1998:
  Net income for the year                                                           9,016
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                                                                        (34)
  Translation adjustment                                                                        (3,961)
  Comprehensive income
  Stock options exercised      40,000                                      174
                           ----------    ----    ---------    ---      -------    --------     -------        ----
Balance at June 30, 1998   16,431,683     164    2,000,000     20       57,359     15,168       (3,423)         79

Year ended June 30, 1999:
  Net income for the year                                                           5,625
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                                                                        (18)
  Translation adjustment                                                                         1,110
  Comprehensive income
  Stock options exercised      27,166       1                              137
  Purchase of treasury
    stock
                           ----------    ----    ---------    ---      -------    --------     -------        ----
Balance at June 30, 1999   16,458,849    $165    2,000,000    $20      $57,496    $20,793      $(2,313)       $ 61
                           ==========    ====    =========    ===      =======    ========     =======        ====

                                 TREASURY
                                  STOCK
                           --------------------   COMPREHENSIVE
                             SHARES     AMOUNT    INCOME (LOSS)
                           ----------   -------   -------------
Balance at June 30, 1996     (982,273)  $(4,629)
Year ended June 30, 1997:
  Net loss for the year                             $(37,997)
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                   (5)
  Translation adjustment                                 489
                                                    --------
  Comprehensive loss                                $(37,513)
                                                    ========
  Purchase of treasury
    stock                    (156,400)    (481)
  Stock received in the
    settlement of an
    indemnification claim
    made under the
    Acrotec Stock
    Purchase Agreement       (128,246)    (800)
                           ----------   -------
Balance at June 30, 1997   (1,266,919)  (5,910)
Year ended June 30, 1998:
  Net income for the year                           $  9,016
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                  (34)
  Translation adjustment                              (3,961)
                                                    --------
  Comprehensive income                              $  5,021
                                                    ========
  Stock options exercised
                           ----------   -------
Balance at June 30, 1998   (1,266,919)  (5,910)
Year ended June 30, 1999:
  Net income for the year                           $  5,625
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                  (18)
  Translation adjustment                               1,110
                                                    --------
  Comprehensive income                              $  6,717
                                                    ========
  Stock options exercised
  Purchase of treasury
    stock                    (850,700)  (3,772)
                           ----------   -------
Balance at June 30, 1999   (2,117,619)  $(9,682)
                           ==========   =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        FOR THE YEARS ENDED JUNE 30,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
Cash flows from operating activities:
  Income (loss) from operations.....................  $  5,625    $  9,016    $(37,997)
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization..................     3,662       3,985       4,321
     Accrued retirement pay.........................       338         569         228
     Provision for losses on accounts receivable....        35         303         429
     Provision for loss on the disposition of
        pre-press operations........................     2,400                  42,407
     Restructuring charge...........................       870
     Changes in assets and liabilities net of
        effects from the acquisitions and
        disposition:
        Accounts and notes receivable...............     5,611      (5,060)       (164)
        Inventories.................................      (426)     (9,101)      3,678
        Prepaid expenses and other..................      (738)       (921)         61
        Other assets................................        67      (5,964)     (2,106)
        Customer deposits...........................    (7,433)      8,408         631
        Accrued compensation........................    (2,258)      1,883        (826)
        Accounts and notes payable, trade...........    (4,417)      1,509       2,533
        Income taxes payable........................    (3,435)      5,539           2
        Accrued and withheld taxes..................        24         427          38
        Other accounts payable and accrued
           liabilities..............................    (3,559)      2,735        (143)
        Interest payable............................       (11)        (86)        (31)
                                                      --------    --------    --------
Net cash (used) provided by operating activities....    (3,645)     13,242      13,061
                                                      --------    --------    --------
Cash flows from investing activities:
  Proceeds from the disposition of businesses.......     2,798       5,925
  Acquisitions of subsidiaries, net of cash
     acquired.......................................    (2,999)                   (538)
  Additions of property, net........................    (2,334)     (1,967)     (1,395)
  Additions of patents, trademarks and drawings,
     net............................................      (520)       (432)       (742)
                                                      --------    --------    --------
Net cash (used) provided by investing activities....    (3,055)      3,526      (2,675)
                                                      --------    --------    --------
Cash flows from financing activities:
  Long-term borrowings..............................    16,704       9,806       3,776
  Short-term borrowings.............................     4,536       3,619       8,802
  Long-term debt repayment..........................   (16,963)    (12,896)     (9,052)
  Short-term debt repayment.........................    (5,383)     (6,899)     (8,381)
  Stock options exercised...........................       138         174
  Principal payments under capital lease
     obligations....................................      (288)       (282)       (273)
  Other long-term liabilities.......................      (162)       (178)       (332)
  Treasury stock purchased..........................    (3,772)                   (481)
                                                      --------    --------    --------
Net cash used by financing activities...............    (5,190)     (6,656)     (5,941)
                                                      --------    --------    --------
Effect of exchange rate changes.....................       537      (1,539)       (786)
                                                      --------    --------    --------
Net (decrease) increase in cash and cash
  equivalents.......................................   (11,353)      8,573       3,659
Cash and cash equivalents at beginning of year......    22,026      13,453       9,794
                                                      --------    --------    --------
Cash and cash equivalents at end of year............  $ 10,673    $ 22,026    $ 13,453
                                                      ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                       FOR THE YEARS ENDED JUNE 30,
                                                       -----------------------------
                                                        1999       1998       1997
                                                       -------    -------    -------
                                                              (IN THOUSANDS)
Cash paid during the period for:
  Interest...........................................  $2,312     $2,878     $3,547
  Income taxes.......................................  $8,500     $5,917     $3,078

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  FISCAL YEAR ENDED JUNE 30, 1999.

     The Company did not enter into any capital lease agreements for the year ended June 30, 1999.

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

DISCLOSURE OF ACCOUNTING POLICY:

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments (cash and short-term securities) with original maturities of three months or less to be cash equivalents.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION OF BUSINESS:

     Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin" or the "Company") are engaged primarily in the development, manufacture and sale of material handling, accessory and control equipment for the printing industry.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The following are the significant accounting policies followed by the
Company:

     CONSOLIDATION. The consolidated financial statements include the accounts of Baldwin, its wholly owned subsidiaries and its 90% owned subsidiary (Globaltec Limited). All significant intercompany transactions have been eliminated in consolidation.

     TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at year-end (current) exchange rates and components of revenue and expense are translated at average rates for the year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of income. Net transaction gains (losses) credited or charged to income for the years ended June 30, 1999, 1998 and 1997 were $(176,000), $111,000 and $(182,000), respectively.

     HEDGING. The Company operates internationally and is exposed to certain market risks arising from transactions, that in the normal course of business, include fluctuations in interest rates and currency exchange rates. While the Company uses derivative financial instruments in order to manage or reduce these risks, typically currency futures contracts, the Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's policy is to hedge the impact of currency rate fluctuations which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge these exposures.

     CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customer in the event of customer non-payment. The Company's ten largest customers accounted for approximately 46% (including the Company's largest customer who accounted for approximately 11%) of the Company's net sales for the fiscal year ended June 30, 1999.

     MARKETABLE SECURITIES. The Company classifies all of its marketable securities as available-for-sales securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of stockholders' equity.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $911,000 and $754,000 greater as of June 30, 1999 and 1998, respectively.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     PLANT AND EQUIPMENT. The Company depreciates its assets over their estimated useful lives. Plant and equipment are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,893,000, $2,263,000 and $2,077,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     PATENT, TRADEMARKS AND ENGINEERING DRAWINGS. The cost of patents, trademarks and engineering drawings are being amortized on a straight-line basis over the estimated useful lives of the related assets. Amortization expense amounted to $774,000, $761,000 and $783,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     GOODWILL. Goodwill represents the excess of purchase price over the fair market value of net assets acquired and is being amortized over 40 years on a straight-line basis. Goodwill is measured for possible impairment, as of each balance sheet date, based upon undiscounted future cash flows from the related operations. Should such undiscounted future cash flows be less than the carrying value, a charge to operations for the shortfall would be recorded. Goodwill increased $175,000 in fiscal 1999 (decreased $1,509,000 in fiscal 1998) due to the impact of foreign exchange fluctuations. Amortization expense amounted to $995,000, $961,000 and $1,461,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     INCOME TAXES. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable and other short and long term borrowings. The current carrying amount of these instruments approximates fair market value.

     DEFERRED LOAN ORIGINATION COSTS. At June 30, 1999, these costs were $1,252,000 less $1,127,000 of accumulated amortization ($1,641,000 less $1,397,000 of accumulated amortization at June 30, 1998) and were included in "Other assets".

     WARRANTY AND CUSTOMER SUPPORT. Estimated future warranty and customer support obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company has accrued estimated future warranty and customer support obligations of $4,545,000 and $4,495,000 at June 30, 1999 and 1998 respectively, which is included in "Other accounts payable and accrued liabilities".

     NET INCOME (LOSS) PER SHARE. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The weighted average shares outstanding used to compute diluted income
(loss) per share includes 347,000, 335,000 and 0 (none) shares, for the years ended June 30, 1999, 1998 and 1997, respectively, which represent potentially dilutive securities. These include primarily outstanding options to purchase the Company's common stock.

     COMPREHENSIVE INCOME (LOSS). As shown in the Statement of Changes in Shareholders' Equity, comprehensive income (loss) is a measure of net income
(loss) and all other changes in equity of

                        BALDWIN TECHNOLOGY COMPANY, INC.

the Company that result from recognized transactions and other events of the period other than transactions with shareholders.

     BUSINESS SEGMENT INFORMATION. The Company has adopted Statement of Financial Accounting Standard No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information", for the period ended June 30, 1999, and has restated the prior periods presented to conform to the new standard. FAS 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance.

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

     NEWLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The effective date of FAS 133 has been delayed, and is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (July 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

     RECLASSIFICATIONS. The Company has reclassified $1,501,000 from "Other accounts payable and accrued liabilities" to "Other long-term liabilities" at June 30, 1998, to conform to the current year's presentation, which represents the long-term portion of certain deferred compensation arrangements.

NOTE 3 -- PROVISION FOR LOSS ON THE DISPOSITION OF PRE-PRESS OPERATIONS:

     In June 1997, the Company sold all of the outstanding shares of its former pre-press operations to Kaber Imaging, Inc. (the "Purchaser"). The Company recorded a loss on this disposition in the amount of $42,407,000 in the fiscal year ended June 30, 1997. As a result of the original purchase of the former pre-press operations by the Company in July 1990, the Company guaranteed certain unfunded pension liabilities. In conjunction with the sale of the pre-press operation in June 1997, the Purchaser contractually agreed to have the Company removed from these guarantee obligations and further, to reimburse the Company for any claims brought against the Company regarding these pension liabilities. As a result of the Purchaser's and the former pre-press operations' bankruptcy filings in February 1999, the Company became required to fulfill its guarantee obligation with respect to these pension liabilities. Accordingly, the Company has recorded a charge to earnings in the current period in the amount of $2,400,000, the estimated amount of these obligations. As of June 30, 1999, the Company has paid $1,540,000, and the remaining balance of $860,000, is included as a current liability in "Other accounts payable and accrued liabilities".

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 4 -- RESTRUCTURING CHARGE AND RESERVES:

     A restructuring reserve was charged against earnings for the year ended June 30, 1999 in the amount of $870,000. The reserve was established in order to accrue the costs associated with planned workforce reductions at the Company's German and Japanese operations, and certain costs associated with a scheduled plant closing in the Americas. As of June 30, 1999, $144,000 has been charged against this reserve and the balance of $726,000 is included in "Other accounts payable and accrued liabilities".

NOTE 5 -- BUSINESS SEGMENT INFORMATION:

     Effective June 30, 1999, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to redefine its operating segments using a management approach and to restate all prior years' segment information on the same basis. Operating segments are defined as material components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

     The Company has two reportable operating segments, the Graphic Products and Controls Group ("GPC"), and the Material Handling Group ("MHG"). The GPC segment includes products such as cleaning systems, water systems and other equipment designed to enhance the quality of printed material and improve productivity. The MHG segment includes products which handle the materials supplied to the press, and automates the handling of the finished printed material. The all other category is comprised of the Print On-Demand Group which operates in the short-run digital printing market.

     The accounting policies of the operating segments are the same as those described in Note 2. An operating segment's performance is primarily evaluated based on operating profit. Sales are determined based on the country in which the subsidiary is legally domiciled. Long-lived assets are principally comprised of net property, plant and equipment; patents and trademarks; goodwill; and certain other assets.

     The tables below present information about reported segments for the years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                    FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------
                                                     1999       1998        1997
NET SALES:                                         --------   --------    --------
  Graphic Products and Controls Group............  $153,128   $152,336    $154,550
  Material Handling Group........................    79,453     81,271      63,732
  All other......................................     1,900        928         141
                                                   --------   --------    --------
Total ongoing segments...........................   234,481    234,535     218,423
Inter-segment sales..............................    (1,710)    (3,127)     (2,605)
Divested operations..............................                           28,328
                                                   --------   --------    --------
           Total Net Sales.......................  $232,771   $231,408    $244,146
                                                   ========   ========    ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                    FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------
                                                     1999       1998        1997
OPERATING INCOME (LOSS): (a)                       --------   --------    --------
  Graphic Products and Controls Group............  $ 14,219   $ 15,554    $ 13,194
  Material Handling Group........................     4,640      7,121       5,686
  All other......................................       144     (1,169)       (348)
                                                   --------   --------    --------
Total ongoing segments...........................    19,003     21,506      18,532
Corporate........................................    (7,800)    (7,120)    (10,037)
Divested operations..............................    (2,400)               (42,407)
                                                   --------   --------    --------
Total operating income (loss)....................     8,803     14,386     (33,912)
Interest expense, net............................    (1,848)    (2,271)     (3,102)
Other income, net (b)............................     3,184      2,427       1,807
                                                   --------   --------    --------
           Income (loss) before income taxes.....  $ 10,139   $ 14,542    $(35,207)
                                                   ========   ========    ========

                                                    FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------
                                                     1999       1998        1997
IDENTIFIABLE ASSETS:                               --------   --------    --------
  Graphic Products and Controls Group............  $ 86,920   $ 89,563    $ 95,853
  Material Handling Group........................    51,145     60,416      54,691
  All other......................................       286      1,121         786
                                                   --------   --------    --------
Total ongoing segments...........................   138,351    151,100     151,330
Corporate........................................    21,004     23,928      10,793
                                                   --------   --------    --------
           Total identifiable assets.............  $159,355   $175,028    $162,123
                                                   ========   ========    ========

                                                    FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------
                                                     1999       1998        1997
CAPITAL EXPENDITURES:                              --------   --------    --------
  Graphic Products and Controls Group............  $  1,710   $  1,361    $  1,143
  Material Handling Group........................     1,071        953         761
  All other......................................        11         11           0
                                                   --------   --------    --------
Total ongoing segments...........................     2,792      2,325       1,904
Corporate........................................        62         74         107
Divested operations..............................                              126
                                                   --------   --------    --------
           Total capital expenditures............  $  2,854   $  2,399    $  2,137
                                                   ========   ========    ========

                                                    FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------
                                                     1999       1998        1997
DEPRECIATION AND AMORTIZATION:                     --------   --------    --------
  Graphic Products and Controls Group............  $  1,733   $  1,483    $  1,745
  Material Handling Group........................     2,021      2,287       1,573
  All other......................................        26         18           0
                                                   --------   --------    --------
Total ongoing segments...........................     3,780      3,788       3,318
Corporate and eliminations.......................      (118)       197         260
Divested operations..............................                              743
                                                   --------   --------    --------
           Total depreciation and amortization...  $  3,662   $  3,985    $  4,321
                                                   ========   ========    ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                    FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------
                                                     1999       1998        1997
GEOGRAPHIC INFORMATION:                            --------   --------    --------
  Sales by major country
  United States..................................  $102,566   $102,579    $ 95,833
  Japan..........................................    52,633     59,565      59,904
  Germany........................................    36,368     35,990      43,543
  Sweden.........................................    23,075     19,169      23,344
  All other -- foreign...........................    18,129     14,105      21,522
                                                   --------   --------    --------
           Total sales by major country..........  $232,771   $231,408    $244,146
                                                   ========   ========    ========

LONG-LIVED ASSETS BY MAJOR COUNTRY:
  United States..................................  $ 24,813   $ 25,707    $ 26,386
  Japan..........................................     5,017      4,511       5,690
  Germany........................................     3,570      3,703       3,937
  Sweden.........................................     6,488      7,270       8,118
  All other -- foreign...........................     2,849        379         393
                                                   --------   --------    --------
           Total long-lived assets by major
              country............................  $ 42,737   $ 41,570    $ 44,524
                                                   ========   ========    ========

---------------------
(a) Operating income (loss) has been reduced by the following special charges:

                                                    FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------
                                                     1999       1998        1997
RESTRUCTURING CHARGES:                             --------   --------    --------
  Graphic Products and Controls Group............  $    845   $      0    $      0
  Material Handling Group........................
  All other......................................
                                                   --------   --------    --------
Total ongoing segments...........................       845          0           0
Corporate........................................        25
                                                   --------   --------    --------
           Total restructuring charges...........  $    870   $      0    $      0
                                                   ========   ========    ========

                                                             FOR THE YEARS ENDED JUNE 30,
                                                            -------------------------------
                                                              1999       1998        1997
PROVISION FOR LOSS ON DISPOSITION OF PRE-PRESS OPERATIONS:  --------   --------    --------
Divested operations..................................       $  2,400   $      0    $ 42,407
                                                            --------   --------    --------
           Total provision for loss on disposition of
              pre-press operations...................       $  2,400   $      0    $ 42,407
                                                            ========   ========    ========

(b) Other income (expense) is comprised of the following items:

                                                    FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------
                                                     1999       1998        1997
OTHER INCOME (EXPENSE):                            --------   --------    --------
Royalty income, net..............................  $  3,468   $  1,884    $  1,652
Minority interest................................       (15)        97         190
Other income (expense), net......................      (269)       446         (35)
                                                   --------   --------    --------
           Total other income, net...............  $  3,184   $  2,427    $  1,807
                                                   ========   ========    ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 6 -- INVENTORIES:

     Inventories consist of the following:

                                                          JUNE 30, 1999
                                            -----------------------------------------
                                              DOMESTIC        FOREIGN        TOTAL
                                            -------------   -----------   -----------
Raw materials.............................   $ 4,868,000    $ 7,446,000   $12,314,000
In process................................     7,503,000      5,386,000    12,889,000
Finished goods............................     4,556,000      2,032,000     6,588,000
                                             -----------    -----------   -----------
                                             $16,927,000    $14,864,000   $31,791,000
                                             ===========    ===========   ===========

                                                          JUNE 30, 1998
                                            -----------------------------------------
                                              DOMESTIC        FOREIGN        TOTAL
                                            -------------   -----------   -----------
Raw materials.............................   $ 7,404,000    $ 6,754,000   $14,158,000
In process................................     5,374,000      6,358,000    11,732,000
Finished goods............................     6,429,000      2,847,000     9,276,000
                                             -----------    -----------   -----------
                                             $19,207,000    $15,959,000   $35,166,000
                                             ===========    ===========   ===========

     Foreign inventories decreased $123,000 (decreased $1,513,000 in 1998) due to translation rates in effect at June 30, 1999 when compared to rates at June 30, 1998.

NOTE 7 -- LOANS PAYABLE:

                                                             RATE           AMOUNT
                                                        ---------------   ----------
SHORT-TERM INDEBTEDNESS AT JUNE 30, 1999:
Foreign subsidiaries..................................   2.91% (average)  $3,893,000
                                                                          ==========
SHORT-TERM INDEBTEDNESS AT JUNE 30, 1998:
Foreign subsidiaries..................................   3.09% (average)  $4,481,000
                                                                          ==========

     The maximum amount of loans payable outstanding during the year ended June 30, 1999 was $6,624,000 ($8,297,000 in 1998). Average rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. Loans payable increased by $259,000 (decreased by $551,000 in 1998), due to translation rates in effect at June 30, 1999 when compared to rates at June 30, 1998.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 8 -- LONG-TERM DEBT:

                                         JUNE 30, 1999              JUNE 30, 1998
                                    ------------------------   ------------------------
                                     CURRENT      LONG-TERM     CURRENT      LONG-TERM
                                    ----------   -----------   ----------   -----------
Notes payable in equal annual
  installments through October,
  2000, interest rate 8.17%.......  $6,250,000   $ 6,250,000   $6,250,000   $12,500,000
Note payable December, 2000,
  interest rate (1.25% over LIBOR)
  6.25%...........................                 6,000,000
Note payable December, 2000,
  interest rate (1.25% over LIBOR)
  3.99%...........................                 3,165,000                  3,320,000
Note payable by foreign subsidiary
  through 2008, interest rate
  5.00%...........................     106,000       877,000                  1,130,000
Industrial revenue bond payable in
  annual installments through
  October, 1998, interest rate
  9%..............................                                 28,000
Notes payable by foreign
  subsidiary through 2002,
  interest rate 9.9%..............      32,000        47,000       34,000        83,000
Notes payable by foreign
  subsidiary through March, 2000,
  interest rate 6.25%.............                   175,000                     28,000
Note payable by foreign subsidiary
  through August, 2000, interest
  rate 6.75%......................       9,000         1,000       18,000        11,000
                                    ----------   -----------   ----------   -----------
                                    $6,397,000   $16,515,000   $6,330,000   $17,072,000
                                    ==========   ===========   ==========   ===========

     Notes payable, denominated in currencies other than the U.S. dollar, decreased by $232,000 (decreased by $189,000 in 1998), due to translation rates in effect at June 30, 1999 when compared to rates at June 30, 1998. The foreign note due through 2008, with an interest rate of 5.00%, is collateralized by buildings as outlined in the indenture relating thereto. Approximately $265,000 of the loans included above are collateralized by assets of foreign subsidiaries of the Company. The notes payable through October, 2000 (the "Senior Notes") and the note payable December, 2000 (the "Revolver", a $25,000,000 credit facility) are collateralized by a pledge of the capital stock of the Company's domestic subsidiaries. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payments of dividends, limiting them to $1,000,000 plus 50% of the Company's net income after January 1, 1997.

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as these terms are defined in the agreements) of not less than 1.40 to 1.00. At June 30, 1999, this ratio was
1.65 to 1.00. In addition, the Revolver requires the Company to maintain a specified fixed charges ratio (as defined in the agreement). During the fourth quarter ended June 30, 1999, the Company did not meet this covenant and received a waiver for such period.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Maturities of long-term debt in each fiscal year ending after June 30, 1999 are as follows:

FISCAL YEAR ENDING JUNE 30,
---------------------------
2000........................................................  $ 6,397,000
2001........................................................   15,691,000
2002........................................................      160,000
2003........................................................      106,000
2004........................................................      106,000
2005 and thereafter.........................................      452,000
                                                              -----------
                                                              $22,912,000
                                                              ===========

     At June 30, 1999, the Company had available lines of credit of $36,039,000 upon which $13,058,000 had been drawn and of which $9,165,000 is included in long-term debt. Only the Revolver has associated commitment fees. The commitment fees, which are calculated quarterly, range from one-quarter to one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the years ended June 30, 1999, 1998 and 1997 were $41,000, $71,000 and $61,000, respectively.

NOTE 9 -- TAXES ON INCOME:

     Income (loss) from operations before taxes and the provision (benefit) for income taxes are comprised of:

                                                FOR THE YEARS ENDED JUNE 30,
                                         ------------------------------------------
                                            1999           1998            1997
                                         -----------    -----------    ------------
Income (loss) from operations before
  taxes:
  Domestic...........................    $ 7,379,000    $11,378,000    $    346,000
  Foreign............................      2,760,000      3,164,000     (35,553,000)
                                         -----------    -----------    ------------
                                         $10,139,000    $14,542,000    $(35,207,000)
                                         ===========    ===========    ============
Provision (benefit) for income taxes:
  Currently payable:
     Domestic........................    $ 1,578,000    $ 6,486,000    $   (363,000)
     Foreign.........................      2,612,000      4,571,000       3,522,000
                                         -----------    -----------    ------------
                                           4,190,000     11,057,000       3,159,000
                                         -----------    -----------    ------------
(Prepaid) deferred:
  Domestic...........................                    (1,500,000)
  Foreign............................        324,000     (4,031,000)       (369,000)
                                         -----------    -----------    ------------
                                             324,000     (5,531,000)       (369,000)
                                         -----------    -----------    ------------
           Total income tax
              expense................    $ 4,514,000    $ 5,526,000    $  2,790,000
                                         ===========    ===========    ============

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 1999 and 1998 are as follows:

                                                                      JUNE 30,
                                 ----------------------------------------------------------------------------------
                                                  1999                                       1998
                                 ---------------------------------------    ---------------------------------------
                                   ASSETS      LIABILITIES      TOTAL         ASSETS      LIABILITIES      TOTAL
                                 -----------   -----------   -----------    -----------   -----------   -----------
Foreign tax credit
  carryforwards................  $ 6,505,000                                $ 1,916,000
Foreign net operating loss
  carryforwards................   17,969,000                                 18,667,000
Capital loss carryforwards.....    3,475,000                                  3,021,000
Inventories....................    2,258,000                                  1,847,000
Pension........................    1,718,000                                  1,563,000
Other, individually less than
  5% of "Net Deferred Tax
  Asset'.......................    2,723,000   $1,078,000                     2,583,000    $935,000
                                 -----------   ----------                   -----------    --------
Net Deferred Tax Asset and
  Liability....................  $34,648,000   $1,078,000    $33,570,000    $29,597,000    $935,000     $28,662,000
                                 ===========   ==========                   ===========    ========
Valuation Allowance............                              (24,733,000)                               (19,868,000)
                                                             -----------                                -----------
         Total Net Deferred Tax
           Assets..............                              $ 8,837,000                                $ 8,794,000
                                                             ===========                                ===========

     At June 30, 1999, net operating loss carryforwards of $66,933,000 are available to reduce future foreign taxable income. The Company also has capital loss carryforwards in the amount of $10,292,000 ($9,674,000 of which is domestic and expires in fiscal year 2002 and 2003 and the remainder in England having an indefinite carryforward period) available at June 30, 1999. The Company also has $1,408,000 in domestic net operating loss carryforwards subject to separate return limitation year rules ("SRLY"). Total net deferred tax assets of $8,837,000 and $8,794,000 are included in "Other assets" as of June 30, 1999 and 1998, respectively

     The Company has not had to provide for income taxes on $12,256,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to reinvest those earnings. In the event that earnings were remitted, the tax effect on the results of operations after considering available tax credits would not be significant.

     The total income tax expense allocated to operations exceeded the computed "expected" (benefit) tax (determined by applying the United States Federal statutory income tax rate of 34% to

                        BALDWIN TECHNOLOGY COMPANY, INC.

(loss) income from operations before taxes) by $1,067,000, $582,000 and $14,760,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The reasons for the difference are as follows:

                                                    FOR THE YEARS ENDED JUNE 30,
                                               --------------------------------------
                                                  1999         1998          1997
                                               ----------   ----------   ------------
Computed "expected" tax (benefit)............  $3,447,000   $4,944,000   $(11,970,000)
State income taxes, net of federal income tax
  benefit....................................     332,000      228,000        227,000
Foreign income taxed at higher (lower) than
  the U.S. statutory rate....................    (441,000)   5,047,000        309,000
Change in deferred tax asset valuation.......               (5,500,000)
SRLY NOL.....................................                  338,000
Pre-press divestiture........................     816,000                  14,418,000
Goodwill write-off not deductible for
  taxes......................................     196,000      255,000        213,000
Foreign Sales Corporation....................    (256,000)    (335,000)      (368,000)
Other reconciling items, individually less
  than 5% of the "expected" tax..............     420,000      549,000        (39,000)
                                               ----------   ----------   ------------
           Total income tax expense..........  $4,514,000   $5,526,000   $  2,790,000
                                               ==========   ==========   ============

NOTE 10 -- COMMON STOCK:

     The holders of the Company's Class A Common Stock, voting as a separate class, are entitled to elect 25% of the members of the Board of Directors. Holders of Class B Common Stock, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B Common Stock is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B Common Stock is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Annual Meeting, the holders of Class A Common Stock, voting as a separate class, continue to elect a number of Directors equal to 25% of the total number of Directors constituting the entire Board of Directors and the remaining directors are elected by the holders of both classes of Common Stock, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having ten votes per share. As of June 30, 1999, the number of outstanding shares of Class B Common Stock constituted 11.2% (10.7% in 1998) of the total number of outstanding shares of both classes of Common Stock.

     The Class A Common Stock has no conversion rights, however, Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B Common Stock without a dividend being declared or paid on shares of Class A Common Stock of at least 105% of that on the Class B Common Stock.

     In November of 1998, the Company's stock repurchase program was increased from $10,000,000 to $15,000,000 of Class A Common Stock and 500,000 shares of Class B Common Stock. As of June 30, 1999, 2,670,256 shares of Class A Common Stock (1,819,556 at June 30, 1998) and 164,117 shares of Class B Common Stock (164,117 at June 30, 1998) had been repurchased for $12,528,000, of which $11,407,000 represents Class A Common Stock, ($8,756,000 at June 30, 1998 of which $7,635,000 represents Class A Common Stock) under this program.

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     The 1990 Directors' Stock Option Plan (the "1990 Plan") provides for the granting, at fair market value on the date of grant, of up to 100,000 shares of the Company's Class A and Class B Common Stock as non-qualified stock options to members of the Company's Board of Directors who are not employees ("Eligible Directors") of the Company or any of its subsidiaries. Grants are made on the third business day subsequent to each Annual Meeting of Stockholders, including the 1990 meeting, to each Eligible Director for 1,000 shares of Class A and Class B Common Stock in proportion to the number of shares of each such class then outstanding. Options to purchase shares of the Company's Class B Common Stock are granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. Restrictions under the 1990 Plan are similar to those under the 1986 Plan except with regard to the exercise date, which is twelve months after the date of grant, and termination of options, which is generally nine months after termination of service as a director. The 1990 Directors' Stock Option Plan (the "1990 Plan") was terminated on November 12, 1998 in connection with the approval of the 1998 Plan, provided however, that outstanding options under the 1990 Plan will continue to be subject to the terms thereof.

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

     The 1998 Non-Employee Directors' Stock Option Plan (the "1998 Plan") provides for the issuance of options to purchase up to an aggregate of 250,000 shares of the Company's Class A Common Stock to non-employee Directors of the Company. Under the 1998 Plan, each year, each eligible Director receives a grant of options to purchase 3,000 shares of the Company's Class A Common Stock. The options are granted at the fair market value on the date of grant, and vest one-third per year on each succeeding anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                              THE 1986 PLAN                                       THE 1990 PLAN
                            --------------------------------------------------   ------------------------------------------------
                                                                   WEIGHTED                                           WEIGHTED
                                                                    AVERAGE                                            AVERAGE
                                                                     PRICE                                              PRICE
                                                     OPTION      -------------                          OPTION      -------------
                             CLASS A    CLASS B    PRICE RANGE     A       B     CLASS A   CLASS B    PRICE RANGE     A       B
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1996.....................  1,309,000   470,000    $3.88-$9.84   $5.01   $7.30    20,463     2,893    $3.75-$6.88   $4.83   $5.92
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................    352,500   120,000    $3.00-$3.75   $3.00   $3.75     4,470       530    $2.56-$3.20   $2.56   $3.20
Canceled..................   (236,001)  (61,667)   $3.00-$8.13   $5.11   $6.55
Exercised.................
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1997.....................  1,425,499   528,333    $3.00-$9.84   $4.50   $6.58    24,933     3,423    $2.56-$6.88   $4.42   $5.50
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................                                                         4,465       535    $5.13-$6.41   $5.12   $6.41
Canceled..................   (111,499)  (38,333)   $3.00-$9.84   $5.20   $8.11    (5,328)     (672)   $3.75-$6.25   $4.58   $5.70
Exercised.................    (40,000)             $3.94-$4.00   $3.97
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1998.....................  1,274,000   490,000    $3.00-$9.84   $4.46   $6.47    24,070     3,286    $2.56-$6.88   $4.48   $5.57
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................
Canceled..................    (82,002)             $3.00-$5.63   $4.14
Exercised.................    (27,166)             $3.00-$5.50   $4.87
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1999.....................  1,164,832   490,000    $3.00-$9.84   $4.47   $6.47    24,070     3,286    $2.56-$6.88   $4.48   $5.57
                            =========   =======   =============  =====   =====   =======   =======   =============  =====   =====
Exercisable at June 30,
 1999.....................    893,388   360,000    $3.00-$9.84   $4.69   $7.03    24,070     3,286    $2.56-$6.88   $4.48   $5.57
                            =========   =======   =============  =====   =====   =======   =======   =============  =====   =====
Available for future
 option grants at June 30,
 1999.....................          0         0                                        0         0
                            =========   =======                                  =======   =======

                                              THE 1996 PLAN                                       THE 1998 PLAN
                            --------------------------------------------------   ------------------------------------------------
                                                                   WEIGHTED                                           WEIGHTED
                                                                    AVERAGE                                            AVERAGE
                                                                     PRICE                                              PRICE
                                                     OPTION      -------------                          OPTION      -------------
                             CLASS A    CLASS B    PRICE RANGE     A       B     CLASS A   CLASS B    PRICE RANGE     A       B
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1998.....................    375,000         0       $3.00      $3.00       0         0         0       $0.00      $0.00       0
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................    200,000                 $5.50      $5.50            18,000                 $5.50      $5.50
Canceled..................    (67,500)             $3.00-$5.50   $3.37
Exercised.................
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1999.....................    507,500         0    $3.00-$5.50   $3.94       0    18,000         0       $5.50      $5.50       0
                            =========   =======   =============  =====   =====   =======   =======   =============  =====   =====
Exercisable at June 30,
 1999.....................          0         0       $0.00      $0.00       0         0         0       $0.00      $0.00   $0.00
                            =========   =======   =============  =====   =====   =======   =======   =============  =====   =====
Available for future
 option grants at June 30,
 1999.....................    367,500   125,000                                  232,000         0
                            =========   =======                                  =======   =======

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 1999:

                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
---------------------------------------------------------   ----------------------
                                  WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
  RANGE OF       NUMBER OF        AVERAGE        AVERAGE        OF        AVERAGE
  EXERCISE      OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
   PRICES         OPTIONS     CONTRACTUAL LIFE    PRICE       OPTIONS      PRICE
-------------   -----------   ----------------   --------   -----------   --------
$2.56 -
  $3.75......      723,759       7.6 years        $3.12       139,926      $3.21
$3.88 -
  $5.63......    1,035,884       5.4 years        $4.95       742,773      $4.74
$5.88 -
  $6.88......      302,045       5.0 years        $6.35       252,045      $6.28
$8.13 -
  $9.84......      146,000       1.8 years        $8.85       146,000      $8.85

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), on July 1, 1996 electing the disclosure only provisions of that statement. Accordingly, no charge for compensation has been recorded for stock based employee awards. In accordance with FAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1995. Due to the vesting schedule of options granted under each of the Plans as well as the exclusion of the fair value of options granted prior to July 1, 1995, the fair value of compensation cost calculated to disclose pro forma financial information may not be representative of that to be expected in future years. The fair value method of calculating the value of each option granted subsequent to June 30, 1995 was estimated as of the option grant date using the Black-Scholes option pricing model. Significant assumptions were used to calculate the estimated fair value of the options by the pricing model for the years ended June 30, 1999, 1998 and 1997. The assumptions were that the forfeiture rates and dividend yields were 0% (none) and the expected average lives were five years for each year, the weighted average risk free rates were 5.21% for 1999 and 6.22% for 1998 and 6.29% for 1997, and the average volatility was 41.44% for 1999, 42.23% for 1998 and 41.31% for 1997. If the Company had recorded compensation cost based upon the fair values as calculated above, the effect on net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

                                                 FOR THE YEARS ENDED JUNE 30,
                                           ----------------------------------------
                                              1999          1998           1997
                                           ----------    ----------    ------------
Net income (loss) as reported............  $5,625,000    $9,016,000    $(37,997,000)
Pro forma net income (loss) net of
  $199,000 of tax benefit in 1999
  (139,000 in 1998, $4,000 in 1997)......  $5,238,000    $8,745,000    $(38,005,000)
Earnings (loss) per share as reported
  (basic)................................  $     0.33    $     0.53    $      (2.21)
Pro forma earnings (loss) per share
  (basic)................................  $     0.31    $     0.51    $      (2.21)
Earnings (loss) per share as reported
  (diluted)..............................  $     0.33    $     0.52    $      (2.21)
Proforma earnings (loss) per share
  (diluted)..............................  $     0.31    $     0.50    $      (2.21)

NOTE 12 -- SUPPLEMENTAL COMPENSATION:

     Subsidiaries within the Americas maintain profit sharing, savings and retirement plans. Amounts expensed under these plans were as follows:

                                                  FOR THE YEARS ENDED JUNE 30,
                                              ------------------------------------
                                                1999         1998          1997
                                              --------    ----------    ----------
Baldwin Technology Corporation and Baldwin
  Graphic Systems, Inc......................  $535,000    $  713,000    $  773,000
Baldwin Kansa Corporation...................   196,000       188,000       193,000
Baldwin Enkel Corporation...................   129,000       109,000        92,000
Misomex of North America, Inc...............                                17,000
                                              --------    ----------    ----------
           Total expense....................  $860,000    $1,010,000    $1,075,000
                                              ========    ==========    ==========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Company contributions to each of the above plans, except the Misomex of North America, Inc. plan, are discretionary and are subject to approval by their respective Boards of Directors.

     Certain subsidiaries and divisions within Europe maintain pension plans. Amounts expensed under these plans were as follows:

                                                   FOR THE YEARS ENDED JUNE 30,
                                                ----------------------------------
                                                  1999        1998         1997
                                                --------    --------    ----------
Baldwin Grafotec GmbH.........................  $(10,000)   $211,000    $  394,000
Misomex AB....................................                             355,000
Amal AB.......................................   169,000      58,000       156,000
IVT Graphics..................................    96,000      85,000       104,000
Jimek.........................................   184,000      79,000        93,000
Baldwin Europe Consolidated B.V...............    16,000      18,000        18,000
Misomex U.K...................................                             107,000
                                                --------    --------    ----------
           Total expense......................  $455,000    $451,000    $1,227,000
                                                ========    ========    ==========

     The amount of expense relating to the European pension plans is determined based upon, among other things, the age, salary and years of service of employees within the plans. The Company's German, English, Swedish and Dutch subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.

     In Germany, at Baldwin Grafotec GmbH, there is currently one additional pension plan covering 1 employee and 2 former employees. This defined benefit plan provides for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability, and is partially funded by insurance contracts.

     Effective June 30, 1999, the Company adopted Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("FAS 132"), which requires the Company to disclose more detailed information than previously disclosed, and to reconcile beginning and ending balances of projected benefit obligations and fair values of plan assets. This statement addresses disclosure only. It does not address measurement or recognition, and therefore had no impact on the Company's financial position or results of operations. Accordingly, all prior periods presented have been restated.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

                                                    FOR THE YEARS ENDED JUNE 30,
                                                 ----------------------------------
                                                   1999         1998        1997
COMPONENTS OF NET PERIODIC PENSION COST:         ---------    --------    ---------
Service Cost -- benefits earned during the
  period.......................................  $   5,000    $ 45,000    $   6,000
Interest on projected benefit obligation.......     16,000      22,000       17,000
Annual return on plan assets...................     (5,000)     (5,000)      (5,000)
Amortization of transition obligation..........     29,000      30,000       32,000
Amortization of net actuarial (gain) loss......   (104,000)    (97,000)    (106,000)
                                                 ---------    --------    ---------
           Net periodic pension cost...........  $ (59,000)   $ (5,000)   $ (56,000)
                                                 =========    ========    =========

                                                                 JUNE 30,
                                                         -------------------------
                                                           1999            1998
FUNDED STATUS OF THE PLAN:                               ---------       ---------
Funded status........................................    $(144,000)      $(194,000)
Unrecognized net (gain) loss from past experience
  different from changes in assumptions..............     (313,000)       (487,000)
Unrecognized prior service cost......................            0               0
Unrecognized transition obligation...................      187,000         238,000
                                                         ---------       ---------
           Prepaid (accrued) benefit cost............    $(270,000)      $(443,000)
                                                         =========       =========
WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS:
Discount rate........................................         7.5%            7.5%
Rate of increase in compensation levels..............         3.0%            3.0%
Expected rate of return on plan assets...............         7.0%            7.0%

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                   1999        1998        1997
CHANGE IN PROJECTED BENEFIT OBLIGATION:          --------    --------    --------
Projected benefit obligation -- Beginning of
  year.........................................  $212,000    $295,000    $328,000
Service Cost -- benefits earned during the
  period.......................................     5,000      45,000       6,000
Interest on projected benefit obligation.......    16,000      22,000      17,000
Actuarial (gain) loss..........................    (5,000)    (83,000)    (13,000)
Curtailments/settlements.......................         0     (57,000)          0
Foreign currency rate changes..................   (10,000)    (10,000)    (43,000)
                                                 --------    --------    --------
           Projected benefit obligation -- End
              of year..........................  $218,000    $212,000    $295,000
                                                 ========    ========    ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                   1999        1998        1997
CHANGE IN FAIR VALUE OF PLAN ASSETS:             --------    --------    --------
Fair value of plan assets -- Beginning of
  year.........................................  $ 75,000    $ 74,000    $ 81,000
Actual return on plan assets...................     4,000       3,000       4,000
Foreign currency rate changes..................    (4,000)     (2,000)    (11,000)
                                                 --------    --------    --------
           Fair value of plan assets -- End of
              year.............................  $ 75,000    $ 75,000    $ 74,000
                                                 ========    ========    ========

     There are two retirement plans within Asia Pacific. The Company's Japanese subsidiary maintains non-contributory retirement plans covering all employees, excluding directors, and a separate plan for its directors. Amounts expensed under these programs are determined based on participants' salary and length of service. The programs are fully accrued and partially funded through insurance contracts. Expenses relating to these programs were $512,000, $498,000 and $623,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $710,000, $2,853,000 and $1,740,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES:

     Future minimum annual lease payments under capital leases, which consist of buildings, and machinery and equipment with accumulated depreciation amounting to $3,352,000 at June 30, 1999 and $5,144,000 at June 30, 1998, together with the present value of the minimum lease payments are as follows at June 30, 1999:

FISCAL YEARS ENDING JUNE 30,                                     AMOUNT
----------------------------                                    ---------
2000........................................................    $ 424,000
2001........................................................       97,000
2002........................................................        7,000
2003........................................................        2,000
2004........................................................            0
2005 and thereafter.........................................            0
                                                                ---------
Total minimum lease payments................................      530,000
Amount representing interest................................     (197,000)
                                                                ---------
           Present value of minimum lease payments..........    $ 333,000
                                                                =========

     At June 30, 1999, $27,000 ($322,000 at June 30, 1998) is included in "Other long-term liabilities" representing the long-term portion of the present value of minimum lease payments.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Rental expense amounted to approximately $4,565,000, $4,640,000 and $5,603,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Aggregate future annual rentals under noncancellable leases for periods of more than one year at June 30, 1999 are as follows:

FISCAL YEARS ENDING JUNE 30,                                      AMOUNT
----------------------------                                    ----------
2000........................................................    $4,262,000
2001........................................................    $3,588,000
2002........................................................    $2,822,000
2003........................................................    $2,503,000
2004........................................................    $2,272,000
2005 and thereafter.........................................    $4,852,000

     From time to time in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company has one customer that accounted for over 10% of net sales for the year ended June 30, 1999. On July 30, 1999, this customer, Goss Graphic Systems, Inc. ("Goss"), which accounted for approximately 11% of net sales for the fiscal year ended June 30, 1999, filed for bankruptcy protection under a prearranged Chapter 11 reorganization proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company generally continues to receive timely payments from the foreign subsidiaries of Goss. Goss' bankruptcy plan as filed, anticipates that payments to trade creditors will be made in three equal payments commencing three months following Goss' emergence from bankruptcy with no reduction in the amounts to be received by the trade creditors. As of June 30, 1999, the Company has not established any additional allowance for doubtful accounts regarding the receivables from Goss. The Company has however, classified one-third of its domestic receivable balance from Goss, or $1,717,000, as long term which is included in "Other assets" at June 30, 1999.

     At June 30, 1999 the Company's balance sheet includes approximately $6,091,000 of trade receivables from Goss, of which 26% are more than 90 days overdue. Offsetting these receivables is approximately $1,229,000 in advance payments (customer deposits) received from this customer. The Company also has order backlog of $11,822,000 and inventory on hand of $4,794,000 related to Goss at June 30, 1999. Such inventory may however be modified for sale to other customers. Should Goss not be able to successfully emerge from bankruptcy and the Company does not replace such business with new orders, the Company's financial results may be negatively affected in the future.

NOTE 14 -- RELATED PARTIES:

     On November 30, 1993, the Company entered into a loan and pledge agreement and promissory note with Gerald A. Nathe, President and Director of the Company, which was amended and restated on November 25, 1997. On March 11, 1994, the Company entered into a loan and pledge agreement and promissory note with William J. Lauricella, Chief Financial Officer and Treasurer of the Company. The loans were made in order to enable the Company's officers to purchase shares of the Company's Class B Common Stock from non-employee shareholders. Mr. Nathe was loaned $1,817,000 to

                        BALDWIN TECHNOLOGY COMPANY, INC.

purchase 315,144 shares of the Company's Class B Common Stock and Mr. Lauricella was loaned $164,000 to purchase 25,000 shares of the Company's Class B Common Stock. All of the shares purchased have been pledged as collateral for the demand promissory notes and each of the notes are interest bearing, with interest payable on the anniversary dates at LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October.

     The maximum amounts of the notes outstanding, including interest, during the year ended June 30, 1999 were $1,605,000 and $176,000 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 1999, the balances of the notes receivable, including interest, were $1,556,000 and $167,000 for Mr. Nathe and Mr. Lauricella, respectively.

     The maximum amount of the notes outstanding, including interest, during the year ended June 30, 1998 were $1,606,000 and $199,000 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 1998, the balances of the notes receivable, including interest, were $1,562,000 and $168,000 for Mr. Nathe and Mr. Lauricella, respectively.

     The Company employs the firm of Morgan, Lewis & Bockius LLP as its legal counsel. Samuel B. Fortenbaugh III, a Director of the Company, is a partner in the firm. During the fiscal years ended June 30, 1999, 1998, and 1997, the Company incurred legal fees of approximately $279,000, $306,000 and $200,000 respectively, payable to Morgan, Lewis & Bockius LLP.

     On July 1, 1990, Baldwin Technology Corporation and Baldwin Graphic Systems, Inc., two subsidiaries of Baldwin Americas Corporation, entered into an agreement with Harold W. Gegenheimer, Chairman Emeritus, guaranteed by the Company, to replace various prior agreements including royalty and employment agreements, retirement plans and bonus arrangements. The agreement guarantees a compensation amount of $200,000 per year to Mr. Gegenheimer. Simultaneously, a separate agreement was entered into by the Company and Mr. Gegenheimer whereby the Company was released from certain prior agreements, as noted above, and agreed to pay a minimum guaranteed amount of compensation of $200,000 per year to Mr. Gegenheimer, not to exceed $350,000 per year, based on one and one-half percent (1.5%) of the Company's annual net after tax profits. The amount expensed under these two agreements was $400,000 for each of the years ended June 30, 1999, 1998 and 1997.

     On February 10, 1997, Wendell M. Smith resigned as Chairman of the Company. Pursuant to his employment agreement, the Company made compensation payments in fiscal 1997 to Mr. Smith in the amount of $890,000. In addition, the Company has made deferred compensation payments to Mr. Smith in the amounts of $103,000, $103,000 and $34,000 for the years ended June 30, 1999, 1998 and 1997, respectively. During fiscal 1997, certain consulting agreements between the Company and Polestar Limited ("Polestar"), a corporation controlled by Mr. Smith, were canceled and renegotiated into a new agreement providing for payments to Polestar of $60,000 per year for consulting services. The maximum duration of the new agreement is 17 years.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the fiscal years ended June 30, 1999 and 1998 are as follows (in thousands, except per share data):

                                                          QUARTER
                                          ----------------------------------------
FISCAL YEAR ENDED JUNE 30, 1999            FIRST     SECOND      THIRD     FOURTH
-------------------------------           -------    -------    -------    -------
Net sales...............................  $55,319    $65,169    $58,048    $54,235
Costs and expenses:
  Cost of goods sold....................   37,149     44,321     39,629     37,681
  Operating expenses....................   15,333     16,668     15,510     14,407
  Provision for loss on sale of
     pre-press..........................                          2,400
  Restructuring charge..................                                       870
  Interest, net.........................      403        468        520        457
Other (income)..........................     (662)      (418)      (615)    (1,504)
Minority interest.......................                   7          7          1
                                          -------    -------    -------    -------
Income before taxes.....................    3,096      4,123        597      2,323
Provision for income taxes..............    1,176      1,526        976        836
                                          -------    -------    -------    -------
Net income..............................  $ 1,920    $ 2,597    $  (379)   $ 1,487
                                          =======    =======    =======    =======
Basic income per share..................  $  0.11    $  0.15    $ (0.02)   $  0.09
                                          =======    =======    =======    =======
Diluted income per share................  $  0.11    $  0.15    $ (0.02)   $  0.09
                                          =======    =======    =======    =======
Weighted average shares outstanding:
  Basic.................................   17,114     16,887     16,719     16,478
                                          =======    =======    =======    =======
  Diluted...............................   17,505     17,285     16,719     16,790
                                          =======    =======    =======    =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

FISCAL YEAR ENDED JUNE 30, 1998           FIRST      SECOND      THIRD     FOURTH
-------------------------------          -------    --------    -------    -------
Net sales..............................  $48,047    $ 55,618    $60,199    $67,544
Costs and expenses:
  Cost of goods sold...................   32,020      36,761     41,193     45,177
  Operating expenses...................   14,185      15,199     15,420     17,067
  Provision for loss on sale of
     pre-press.........................
  Restructuring charge Interest, net...      528         662        591        490
Other (income).........................     (661)       (439)      (562)      (668)
Minority interest......................      (97)
                                         -------    --------    -------    -------
Income before taxes....................    2,072       3,435      3,557      5,478
Provision for income taxes.............      871       1,332      1,332      1,991
                                         -------    --------    -------    -------
Net income.............................  $ 1,201    $  2,103    $ 2,225    $ 3,487
                                         =======    ========    =======    =======
Basic income per share.................  $  0.07    $   0.12    $  0.13    $  0.20
                                         =======    ========    =======    =======
Diluted income per share...............  $  0.07    $   0.12    $  0.13    $  0.20
                                         =======    ========    =======    =======
Weighted average shares outstanding:
  Basic................................   17,125      17,135     17,157     17,165
                                         =======    ========    =======    =======
  Diluted..............................   17,601      17,528     17,531     17,699
                                         =======    ========    =======    =======

NOTE 16 -- SUBSEQUENT EVENTS:

     On August 10, 1999 the Board of Directors granted non-qualified options to purchase 57,500 shares of the Company's Class A Common Stock to certain executives and key personnel under the Company's 1996 Stock Option Plan at an exercise price of $3.19 per share, the fair market value on the date of grant.

     On August 10, 1999 the Board of Directors terminated the stock repurchase program, under which, the Company spent $13,015,000 to repurchase 2,821,656 shares of Class A and 164,117 shares of Class B since the inception of the program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     Information required under these items is contained in the Company's 1999 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Accountants on Financial Statement
  Schedules.................................................   54
Schedule II -- Valuation and Qualifying Accounts............   55

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

10.1*    Baldwin Technology Company, Inc. Amended and Restated 1986
         Stock Option Plan. Filed as Exhibit 10.2 to the Company's
         Registration Statement (No. 33-31163) on Form S-1 and incorporated herein by reference.
10.2* Amendment to the Baldwin Technology Company, Inc. Amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.3*    Baldwin Technology Company, Inc. 1990 Directors' Stock
         Option Plan. Filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.4*    Baldwin Technology Company, Inc. 1996 Stock Option Plan.
         Filed as Exhibit A to the Baldwin Technology Company, Inc.
         1996 Proxy Statement and incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June
         30, 1996 and incorporated herein by reference.
10.5* Baldwin Technology Corporation Profit Sharing Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's
         Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.
10.7     Agreement effective as of July 1, 1990 between Baldwin
         Technology Corporation, Baldwin Graphic Systems, Inc. and
         Harold W. Gegenheimer, as guaranteed by Baldwin Technology
         Company, Inc. Filed as Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.8     Agreement effective as of July 1, 1990 between Baldwin
         Technology Company, Inc. and Harold W. Gegenheimer. Filed as
         Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.9*    Employment Agreement dated as of November 16, 1988 between
         Baldwin-Japan Limited and Akira Hara. Filed as Exhibit 10.22 to the Company's Registration Statement (No. 33-26121) on
         Form S-1 and incorporated herein by reference.
10.10 Agreement and Plan of Merger dated as of April 26, 1989 among Enkel Corporation, Bengt Kuller, Enkel Acquisition
         Corporation and the Company. Filed as Exhibit I to the Company's report on Form 8-K dated May 7, 1989 and incorporated herein by reference.
10.11    Baldwin Technology Company, Inc. Dividend Reinvestment Plan.
         Filed as Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.12    Consulting Agreement dated as of June 30, 1989 between
         Baldwin Asia Pacific Corporation and A-PLUS LTD. Filed as
         Exhibit 10.51 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.13*   Employment Agreement effective as of July 1, 1997 between
         Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
10.14    8.17% Senior Note Agreement dated October 29, 1993 between
         Baldwin Technology Company, Inc. and its subsidiaries
         Baldwin Americas Corporation and Baldwin Technology Ltd. and
         John Hancock Mutual Life Insurance Company, John Hancock
         Variable Life Insurance Company and John Hancock Life
         Insurance Company. Filed as Exhibit 10.23 to the Company's
         Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

10.15 Amended and Restated $20,000,000 Revolving Credit Agreement dated as of December 31, 1995 between Baldwin Technology
         Company, Inc. and its subsidiaries, Baldwin Americas
         Corporation and Baldwin Technology Ltd., and NationsBank of
         North Carolina, National Association, as Agent filed as
         Exhibit 10.23 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
10.16*   Amendment to Employment Agreement between Baldwin-Japan
         Limited and Akira Hara effective August 15, 1995. Filed as
         Exhibit 10.25 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
10.17    Third Amendment to Amended and Restated Revolving Credit
         Agreement dated as of February 14, 1997 by and among Baldwin
         Technology Company, Inc. and its subsidiaries, Baldwin
         Americas Corporation and Baldwin Technology Limited, and
         NationsBank NA, as Agent and Lender, and Bank of Boston
         Connecticut filed as Exhibit 10.26 on the Company's Form
         10-Q dated February 14, 1997 and incorporated herein by reference.
10.18 Amendment to Note Agreement dated as of February 14, 1997 by and among Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin
         Technology Limited, and John Hancock Mutual Life Insurance
         Company, John Hancock Variable Life Insurance Company and
         John Hancock Life Insurance Company of America. Filed as
         Exhibit 10.27 on the Company's Form 10-Q dated February 14,
         1997 and incorporated herein by reference.
10.19 Stock Purchase Agreement, (to sell all the shares of the Misomex Group of Companies), dated as of June 9, 1997, between Kaber Imaging, Inc. and the Company. Filed as
         Exhibit 10.26 to the Company's Report on Form 8-K dated July
         3, 1997 and incorporated herein by reference.
10.20    Amendment Number One, dated June 30, 1997, to the Stock
         Purchase Agreement. Filed as Exhibit 10.27 to the Company's
         Report on Form 8-K dated July 3, 1997 and incorporated herein by reference.
10.21    Fourth Amendment to Amended and Restated Revolving Credit
         Agreement dated as of September 12, 1997 by and among Baldwin Technology Company, Inc. and its subsidiaries,
         Baldwin Americas Corporation and Baldwin Technology Limited, and NationsBank NA as agent and Lender, and Bank of Boston
         Connecticut. Filed as Exhibit 10.23 to the Company's report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
10.22    Fifth Amendment to Amended and Restated Revolving Credit
         Agreement between Baldwin Americas Corporation and Baldwin
         Technology Limited (as borrowers) and Nationsbank N.A. as lender. Filed as Exhibit 10.24 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
10.23* Employment Agreement dated March 11, 1998 and effective as of July 1, 1997 between Baldwin Technology Company, Inc. and
         William J. Lauricella. Filed as Exhibit 10.25 to the
         Company's Report on Form 10-Q for the quarter ended March
         31, 1998 and incorporated herein by reference.
10.24*   Baldwin Technology Company, Inc. Executive and Key Person
         Cash Incentive Program Description. Filed as Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.25    Sixth Amendment to Amended and Restated Revolving Credit
         Agreement and First Amendment to Loan Documents between
         Baldwin Americas Corporation and Baldwin Technology Limited
         (as "Borrowers") and Baldwin Technology Company, Inc., together with Borrowers (as "Credit Parties") and
         Nationsbank N.A. and BankBoston (as "Lenders"). Filed as
         Exhibit 10.25 to the Company's report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
10.26    Seventh Amendment and Waiver to Amended and Restated
         Revolving Credit Agreement by and among Baldwin Americas
         Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin Technology Company, Inc., together with
         Borrowers (as "Credit Parties") and Bank of America, N.A., f/k/a NationsBank, N.A. and BankBoston, N.A. (as "Lenders")
         (filed herewith).
10.27*   Baldwin Technology Company, Inc. 1998 Non-Employee
         Directors' Stock Option Plan. Filed as Exhibit A to the
         Baldwin Technology Company, Inc. 1998 Proxy Statement and incorporated herein by reference.
21.      List of Subsidiaries of Registrant (filed herewith).
23.      Consent of PricewaterhouseCoopers LLP (filed herewith).
27.      Financial Data Schedule (filed herewith).
28.      Post-effective Amendment to the Company's previously filed
         Form S 8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
99.      Company statement regarding the Private Securities
         Litigation Reform Act of 1995, "Safe Harbor for
         Forward-Looking Statements" (filed herewith).

      *  Management contract or compensatory plan or arrangement.

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

                                          Dated: September 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                TITLE                   DATE
                     ---------                                -----                   ----
                /s/ GERALD A. NATHE                  Chairman of the Board,    September 24, 1999
---------------------------------------------------  President and Chief
                  GERALD A. NATHE                    Executive Officer

                  /s/ AKIRA HARA                     Vice President and        September 24, 1999
---------------------------------------------------  Director
                    AKIRA HARA

             /s/ WILLIAM J. LAURICELLA               Vice President,           September 24, 1999
---------------------------------------------------  Treasurer and Chief
               WILLIAM J. LAURICELLA                 Financial Officer

                /s/ RONALD F. RAHE                   Controller                September 24, 1999
---------------------------------------------------
                  RONALD F. RAHE

                /s/ JUDITH A. BOOTH                  Director                  September 24, 1999
---------------------------------------------------
                  JUDITH A. BOOTH

           /s/ SAMUEL B. FORTENBAUGH III             Director                  September 24, 1999
---------------------------------------------------
             SAMUEL B. FORTENBAUGH III

              /s/ JOHN T. HEALD, JR.                 Director                  September 24, 1999
---------------------------------------------------
                JOHN T. HEALD, JR.

                /s/ M. RICHARD ROSE                  Director                  September 24, 1999
---------------------------------------------------
                  M. RICHARD ROSE

               /s/ WENDELL M. SMITH                  Director                  September 24, 1999
---------------------------------------------------
                 WENDELL M. SMITH

             /s/ RALPH R. WHITNEY, JR.               Director                  September 24, 1999
---------------------------------------------------
               RALPH R. WHITNEY, JR.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated August 6, 1999 appearing in this Annual Report to Shareholders of Baldwin Technology Company, Inc. (which report and consolidated financial statements are included in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut
August 6, 1999

                                                                     SCHEDULE II

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                            BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                            BEGINNING    COSTS AND      OTHER                    AT END
                            OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
                            ----------   ----------   ----------   ----------   ---------
Year ended June 30, 1999
  Allowance for doubtful
     accounts (deducted
     from accounts
     receivable)..........   $ 1,713        $ 35                     $    8(1)   $ 1,740
  Valuation allowance for
     deferred tax asset
     (deducted from
     prepaid and other
     assets)..............   $19,868                    $4,865(4)                $24,733
Year ended June 30, 1998
  Allowance for doubtful
     accounts (deducted
     from accounts
     receivable)..........   $ 2,106        $302                     $  695(1)   $ 1,713
  Valuation allowance for
     deferred tax asset
     (deducted from
     prepaid and other
     assets)..............   $22,774                                 $2,906(2)   $19,868
Year ended June 30, 1997
  Allowance for doubtful
     accounts (deducted
     from accounts
     receivable)..........   $ 2,503        $429                     $  826(1)   $ 2,106
  Valuation allowance for
     deferred tax asset
     (deducted from
     prepaid and other
     assets)..............   $16,957                    $5,817(3)                $22,774

---------------
(1) The decrease in the allowance for doubtful accounts for the year ended June 30, 1999 resulted from $113,000 of recoveries which was partially offset by currency fluctuations of $105,000. The decrease in the allowance for doubtful accounts for the year ended June 30, 1998 resulted from $476,000 of recoveries and currency fluctuations of $219,000. The decrease in the allowance for doubtful accounts for the year ended June 30, 1997 resulted from $413,000 of recoveries, $228,000 of allowances as part of the pre-press disposition and currency fluctuations of $185,000.
(2) The decrease in the amount of the valuation allowance is primarily the result of a partial reversal of the reserve related to foreign net operating loss carryforwards. See Note 9 -- Notes to Consolidated Financial Statements.
(3) The increase in the amount of the valuation allowance is primarily the result of increased foreign net operating loss carryforwards. See Note
    9 -- Notes to Consolidated Financial Statements.
(4) The increase in the amount of the valuation allowance is primarily the result of increased foreign tax credits and capital loss carryforwards. See
    Note 9 -- Notes to Consolidated Financial Statements.

                                        EXHIBIT INDEX

   Exhibit
   No.                                  Description
   ---                                  -----------

     10.26     Seventh Amendment and Waiver to Amended and Restated Revolving
               Credit Agreement by and among Baldwin Americas Corporation and
               Baldwin Technology Limited (as "Borrowers") and Baldwin
               Technology Company, Inc., together with Borrowers (as "Credit
               Parties") and Bank of America, N.A., f/k/a NationsBank, N.A. and
               BankBoston, N.A. (as "Lenders") (filed herewith).

     21.       List of Subsidiaries of Registrant (filed herewith).

     23.       Consent of PricewaterhouseCoopers LLP (filed herewith).

     27.       Financial Data Schedule (filed herewith).

     99.       Company statement regarding the Private Securities Litigation
               Reform Act of 1995, "Safe Harbor for Forward-Looking Statements"
               (filed herewith).