Form 10-Q
period 1999-09-30
BALDWIN TECHNOLOGY CO INC
filed 1999-11-08
CIK 805792

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

[ Mark one ]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
 1934

          For quarter ended               September 30, 1999
                                    OR

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

          YES  X .                      NO    .


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at October 29, 1999
       Class A Common Stock
          $0.01 par value                       13,953,947

       Class B Common Stock
          $0.01 par value                        1,835,883



                     BALDWIN TECHNOLOGY COMPANY, INC.

                                   INDEX


                                                                Page


Part I Financial Information

       Item 1  Financial Statements

               Consolidated Balance Sheets at
               September 30, 1999 and June 30, 1999               1-2

               Consolidated Statements of Income
               for the three months ended
               September 30, 1999 and 1998                         3


               Consolidated Statements of Changes in
               Shareholders' Equity for the
               three months ended September 30, 1999               4

               Consolidated Statements of Cash Flows
               for the three months ended
               September 30, 1999 and 1998                       5-6


               Notes to Consolidated Financial Statements        7-9


       Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        10-16


       Item 3  Quantitative and Qualitative Disclosures
               About Market Risk                                  16


Part II             Other Information

       Item 6  Exhibits and Reports on Form 8-K                   16


Signatures                                                        17














                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                  ASSETS

                                                       September 30,  June 30,
                                                             1999       1999
                                                       (Unaudited)
CURRENT ASSETS:
 Cash                                                      $ 12,121  $ 10,028
 Short-term securities                                          652       645
 Accounts receivable trade, net of allowance for
  doubtful accounts of $1,866($1,740 at June 30, 1999)       39,075    37,387
 Notes receivable, trade                                      9,588     9,511
 Inventories                                                 33,429    31,791
 Prepaid expenses and other                                   9,339     8,821
       Total current assets                                 104,204    98,183

MARKETABLE SECURITIES:
 Cost $784 ($681 at June 30, 1999)                              884       785

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                           3,126     3,060
 Machinery and equipment                                      6,429     6,430
 Furniture and fixtures                                       5,651     5,313
 Leasehold improvements                                         852       834
 Capital leases                                               3,469     3,413
                                                             19,527    19,050
 Less:  Accumulated depreciation and amortization            12,542    12,122
   Net property, plant and equipment                          6,985     6,928

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $6,122 ($5,912 at
 June 30, 1999)                                               4,491     4,534
GOODWILL, less accumulated amortization of $9,717
 ($9,103 at June 30, 1999)                                   31,734    30,900
OTHER ASSETS                                                 19,395    18,025
TOTAL ASSETS                                               $167,693  $159,355


















        The accompanying notes to consolidated financial statements are an integral part of these statements.
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     September 30,  June 30,
                                                           1999       1999
                                                       (Unaudited)
CURRENT LIABILITIES:
 Loans payable                                              $ 4,338   $ 3,893
 Current portion of long-term debt                            6,502     6,397
 Accounts payable, trade                                     11,140    10,691
 Notes payable, trade                                        12,260    11,387
 Accrued salaries, commissions, bonus and profit-sharing      6,568     6,946
 Customer deposits                                            7,343     5,661
 Accrued and withheld taxes                                   1,991     2,271
 Income taxes payable                                         7,159     7,127
 Other accounts payable and accrued liabilities              14,442    14,656
      Total current liabilities                              71,743    69,029
LONG-TERM LIABILITIES:
 Long-term debt                                              17,816    16,515
 Other long-term liabilities                                  8,116     7,271
      Total long-term liabilities                            25,932    23,786
      Total liabilities                                      97,675    92,815

SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,458,849 shares issued
  (16,458,849 at June 30, 1999)                                 165       165
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                            20        20
 Capital contributed in excess of par value                  57,496    57,496
 Retained earnings                                           21,107    20,793
 Cumulative translation adjustment                            1,340    (2,313)
 Unrealized gain on investments net of $42 of
  deferred taxes ($43 at June 30, 1999)                          58        61
 Less:  Treasury stock, at cost:
   Class A - 2,104,902 shares (1,953,502 at June 30, 1999)
   Class B - 164,117 shares (164,117 at June 30, 1999)      (10,168)   (9,682)
     Total shareholders' equity                              70,018    66,540
COMMITMENTS
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $167,693  $159,355














        The accompanying notes to consolidated financial statements are an integral part of these statements.
                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars except per share data)
                                (Unaudited)


                                        For the three months
                                         ended September 30,

                                          1999       1998

Net sales                                    $45,496   $55,319
Cost of goods sold                            31,961    37,149

Gross Profit                                  13,535    18,170

Operating expenses:
 General and administrative                    5,002     6,177
 Selling                                       4,289     4,569
 Engineering                                   3,071     3,403
 Research and development                        943     1,184

                                              13,305    15,333
Operating income                                 230     2,837

Other (income) expense:
 Interest expense                                525       563
 Interest income                                 (87)     (160)
 Other income, net                              (698)     (662)
                                                (260)     (259)

Income before income taxes                       490     3,096

Provision for income taxes                       176     1,176

Net income                                   $   314   $ 1,920

Basic income per share                       $  0.02   $  0.11

Diluted income per share                     $  0.02   $  0.11

Weighted average number of
 shares:

 Basic                                       16,222     17,114

 Diluted                                     16,222     17,505










        The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)
                                                 Capital
                Class A            Class B     Contributed           Cumulative   Unrealized
              Common Stock        Common Stock in Excess   Retained  Translation  Gain(Loss)on  Treasury Stock      Comprehensive
             Shares   Amount   Shares  Amount  of Par      Earnings  Adjustment   Investments   Shares     Amount    Income
Balance at
 June 30, 1999  16,458,849  $165  2,000,000  $20  $57,496     $20,793  $(2,313)     $61            (2,117,619)  $(9,682)

Net income for
 the three
 months ended
 September30,
 1999                                                             314                                                      $  314

Translation
 adjustment                                                              3,653                                              3,653

Unrealized
 loss on
 available-
 for-sale
 securities,
 net of tax                                                                          (3)                                       (3)

Comprehensive
 income                                                                                                                    $3,964

Purchase of
 treasury
 stock                                                                                               (151,400)     (486)

Balance at
 September
 30, 1999       16,458,849  $165  2,000,000  $20  $57,496     $21,107  $ 1,340      $58            (2,269,019) $(10,168)

                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BALDWIN TECHNOLOGY COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)
                                (Unaudited)
                                                      For the three months
                                                       ended September 30,
                                                         1999       1998
Cash Flows from operating activities:
 Net income                                           $   314     $1,920
 Adjustments to reconcile net income to net cash
 provided (used) by operating activities -
  Depreciation and amortization                           958        974
  Accrued retirement pay                                  170        109
  Provision for losses on accounts receivable               9         14
  Changes in assets and liabilities:
   Accounts and notes receivable, net                   1,040      3,257
   Inventories                                           (692)    (8,025)
   Prepaid expenses and other                            (151)    (1,169)
   Other assets                                          (120)        39
   Customer deposits                                    1,346      1,976
   Accrued compensation                                  (689)      (411)
   Accounts and notes payable, trade                     (893)    (1,240)
   Income taxes payable                                  (126)    (2,808)
   Accrued and withheld taxes                            (371)      (133)
   Other accounts payable and accrued liabilities        (632)       448
   Interest payable                                       308        417

     Net cash provided (used) by operating activities     471     (4,632)

Cash flows from investing activities:
 Additions of property, net                              (454)      (460)
 Additions of patents, trademarks and drawings, net      (118)       (96)

   Net cash used by investing activities                 (572)      (556)

Cash flows from financing activities:
 Long-term borrowings                                   6,305          0
 Long-term debt repayment                              (5,064)       (36)
 Short-term borrowings                                    698      1,913
 Short-term debt repayment                               (671)    (1,666)
 Principal payments under capital lease
  obligations                                             (64)       (58)
 Other long-term liabilities                              385        (91)
 Treasury stock purchased                                (486)      (816)
   Net cash provided (used) by financing activities     1,103       (754)

 Effects of exchange rate changes                       1,098        349

 Net increase (decrease) in cash and cash equivalents   2,100     (5,593)
 Cash and cash equivalents at beginning of year        10,673     22,026

 Cash and cash equivalents at end of period           $12,773    $16,433






        The accompanying notes to consolidated financial statements are an integral part of these statements.
                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


Supplemental disclosures of cash flow information:

                                                      For the three months
                                                       ended September 30,
                                                        1999      1998
                                                         (in thousands)
Cash paid during the period for:
    Interest                                           $   217   $   146
    Income taxes                                       $   327   $ 3,732



     The Company did not enter into any capital lease agreements for either of the three month periods ended September 30, 1999 or 1998.



Disclosure of accounting policy:
     For purposes of the statement of cash flows, the Company considers all highly liquid instruments (cash and short term securities) with original maturities of three months or less to be cash equivalents.






























        The accompanying notes to consolidated financial statements are an integral part of these statements.
                     BALDWIN TECHNOLOGY COMPANY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Organization and Basis of Presentation:

     Baldwin Technology Company, Inc. ("Baldwin", or the "Company") is engaged primarily in the development, manufacture and sale of material handling, accessory, and control equipment for the printing industry.

     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1999. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. All significant intercompany transactions have been eliminated in consolidation. The Company has reclassified $39,000 from "Cash flows from investing activities" to "Cash flows from operating activities" at September 30, 1998 to conform to the current year's presentation, which represents an increase in cash due to a decrease in "Other assets".

Note 2 - Earnings per share:

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, and is computed by dividing net income for the period by the weighted average number of common shares outstanding plus potentially dilutive common stock equivalents. The weighted average shares outstanding used to compute diluted income per share includes zero and 390,000 shares for the three months ended September 30, 1999 and 1998 respectively, which represent outstanding options to purchase the Company's common stock. Options to purchase the Company's common stock in the amount of 2,182,000 and 1,656,000 were not included in the computation of diluted earnings per share for the three months ended September 30, 1999 and 1998 respectively, because the exercise prices were greater than the average market price of the common stock for the respective periods.

Note 3 - Inventories:
     Inventories consist of the following:-
                                   September 30,           June 30,
                                         1999                1999
                                      (Unaudited)
     Raw material                     $15,376,000        $12,314,000
     In process                        11,686,000         12,889,000
     Finished goods                     6,367,000          6,588,000
                                      $33,429,000        $31,791,000

     Inventories increased by $1,101,000 due to translation effects of foreign currency from June 30, 1999 to September 30, 1999.

Note 4 - Common Stock:

     Stock options:-

     On August 10, 1999 the Board of Directors granted non-qualified options to purchase 57,500 shares of the Company's Class A Common Stock to certain executives and key personnel under the Company's 1996 Stock Option Plan at an exercise price of $3.19 per share, the fair market value on the date of grant.

     Stock repurchase program:-

     On August 10, 1999 the Board of Directors terminated the Company's stock repurchase program. Under the program, the Company spent $13,015,000 to repurchase 2,821,656 shares of Class A Common Stock and 164,117 shares of Class B Common Stock over the nine year period since the inception of the program.


Note 5   Provision for loss on disposition of pre-press operations:

    During the third quarter of the fiscal year ended June 30, 1999, the Company recorded a charge to earnings in the amount of $2,400,000 as a result of certain unfunded guaranteed pension obligations of the Company's former pre-press operations. At June 30, 1999, the remaining balance of $860,000 relating to these potential obligations was included in "Other accounts payable and accrued liabilities". The Company continues to carry this remaining balance as a current liability at September 30, 1999.


Note 6   Restructuring charge and related reserves:

  A restructuring reserve was charged against earnings for the year ended June 30, 1999 in the amount of $870,000. The reserve was established in order to accrue the costs associated with planned workforce reductions at the Company's German and Japanese operations, and certain costs associated with a scheduled plant closing in the United States. As of June 30, 1999, $144,000 had been charged against this reserve and the balance of $726,000 was included in "Other accounts payable and accrued liabilities". As of September 30, 1999 this balance has been reduced to $320,000 as $406,000, primarily severance costs, have been appropriately charged against this reserve during the three months ended September 30, 1999.

Note 7 - Business segment information:

     The Company's two reportable segments are the Graphic Products and Controls Group ("GPC"), and the Material Handling Group ("MHG"). The GPC segment includes products such as cleaning systems, water systems and other equipment designed to enhance the quality of the printed material and improve the productivity of the printing process. The MHG segment includes products which handle the materials supplied to the press and automate the handling of the printed material. The all other category is comprised of the Print On-Demand Group, which operates in the short-run digital printing market, and other activities.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on From 10-K for the fiscal year ended June 30, 1999. A segment's financial performance is primarily evaluated based on the operating profit of the segment, which include inter-segment sales.

    The tables below present information about reportable segments for the three months ended September 30, 1999, and 1998 (in thousands):



                                  Three months ended September 30,
                                            (Unaudited)
Net Sales:                                 1999       1998
Graphic Products and Controls Group     $ 32,795   $ 36,949
Material Handling Group                   13,789     18,460
All other                                     18        216
Total ongoing segments                    46,602     55,625
Inter-segment sales                       (1,106)      (306)
          Total Net Sales               $ 45,496   $ 55,319


                                    Three months ended September 30,
                                             (Unaudited)
Operating income (loss):                   1999       1998
Graphic Products and Controls Group     $  1,456   $  4,175
Material Handling Group                       69        588
All other                                   (137)      (123)
Total ongoing segments                     1,388      4,640
Corporate                                 (1,158)    (1,803)
          Total operating income             230      2,837
Interest expense, net                       (438)      (403)
Royalty income, net                          957        859
Minority interest                             (5)
Other income (expense), net                 (254)      (197)
          Income before income taxes    $    490   $  3,096




Note 8 - Subsequent events:

     Stock repurchase program:-

     On October 13, 1999, the Company repurchased 400,000 shares of Class A Common Stock of the Company. In addition, on November 3, 1999, the Company announced that the Board of Directors had approved a new stock repurchase program. Under the new program, the Company is authorized to utilize up to $5,000,000 to repurchase its Class A Common Stock.



                     BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain factors which have affected the Company's financial position and consolidated financial statements. During the fiscal year ended June 30, 1999, the Company acquired a ninety percent (90%) interest in a distributor of consumables in Europe, increased its ownership of a U.S. subsidiary from 80% to 100%, and divested its former U.S. In-Line Finishing division ("In-Line"). As a result, the revenues and corresponding expenses attributable to each of the operations associated with these transactions is included in these consolidated financial statements only for the period the operation is owned by the Company. None of these transactions, either individually or in the aggregate, has had or is expected to have a material impact on the financial statements when taken as a whole. However, certain items may be affected more than others, and the effects of these transactions on these items are discussed below.

Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. Baldwin Technology Company, Inc.
(the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) the Company's or its vendors' or customers' ability to resolve the Year 2000 compliance issues, (v) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vi)general economic conditions, either domestically or in foreign locations, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with one of the Company's large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 1999, which should be read in conjunction herewith.

  Three Months Ended September 30, 1999 vs Three Months Ended September 30, 1998

Consolidated Results

     Net sales for the three months ended September 30, 1999 decreased by $9,823,000, or 17.8%, to $45,496,000 from $55,319,000 for the three months ended
September 30, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $1,785,000 in the current period. Otherwise, sales would have decreased by $11,608,000, of which $1,352,000 relates to the previously noted divestiture of In-Line. The remaining decrease is primarily the result of reduced orders received during the second half of the fiscal year ended June 30, 1999, including lower orders from one of the Company's largest OEM customers. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 35.6% in the Americas, by 23.2% in the United Kingdom, by 17.4% in Japan, and by 15.3% in Germany. Sales increased by 28.4% in Sweden.

     Gross profit for the three month period ended September 30, 1999 was $13,535,000 (29.7% of net sales), as compared to $18,170,000 (32.8% of net sales) for the three month period ended September 30, 1998, a decrease of $4,635,000 or 25.5%. Currency rate fluctuations increased gross profit by $458,000 in the current period. Otherwise gross profit would have decreased by $5,093,000 in the current period. Gross profit was lower due primarily to decreased fixed cost absorption rates resulting from the lower sales volumes, and to continuing pricing pressures in the market.

   Selling, general and administrative expenses amounted to $9,291,000 (20.4% of net sales), for the three month period ended September 30, 1999 as compared to $10,746,000 (19.4% of net sales) for the same period in the prior year, a decrease of $1,455,000 or 13.5%. Currency rate fluctuations increased these expenses by $266,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,721,000. Selling expenses decreased by $407,000 which primarily related to reduced sales commissions resulting from lower sales volumes and lower trade show costs, while general and administrative expenses decreased by $1,314,000 due primarily to reduced incentive compensation costs as a result of the lower profitability of the Company, and expenses of In-Line.

    Engineering and research and development expenses decreased by $573,000 over the same period in the prior year. Currency rate fluctuations increased these expenses by $134,000 in the current period. Otherwise, these expenses would have decreased by $707,000. The decrease in these expenses relates primarily to the previously noted divestiture of In-Line and reduced costs in Japan attributable to reduced subcontracting and consulting costs. As a percentage of net sales, engineering and research and development expenses increased by 0.5% to 8.8% for the three months ended September 30, 1999 compared to 8.3% for the same period in the prior year.

     Interest expense for the three month period ended September 30, 1999 was $525,000 as compared to $563,000 for the three month period ended September 30, 1998. This decrease was primarily due to the replacement of higher rate long-term debt by lower rate short-term borrowings. Currency rate fluctuations decreased interest expense by $15,000 in the current period. Interest income amounted to $87,000 and $160,000 for the three month periods ended September 30, 1999 and September 30, 1998, respectively. This reduction in interest income is primarily due to decreased cash balances during the period. Currency rate fluctuations increased interest income by $7,000 in the current period.

     Other income and expense includes net foreign currency transaction (losses) and gains of $(353,000) and $85,000 for the three months ended September 30, 1999 and 1998 respectively. Currency rate fluctuations increased other income by $20,000 in the current period.

     The Company's effective tax rate on income before taxes was 35.9% for the three month period ended September 30, 1999 as compared to 38.0% for the three month period ended September 30, 1998. Currency rate fluctuations increased the provision for income taxes by $36,000 in the current period. The decrease in the current period's effective tax rate is primarily due to increased income in tax jurisdictions for which there are tax loss carryforwards available.

     The Company's net income amounted to $314,000 for the three month period ended September 30, 1999, as compared to $1,920,000 for the three month period ended September 30, 1998. This decrease of $1,606,000 or 83.6%, is primarily due to the previously noted overall reduction in sales volumes and gross profit margins on the reduced volumes. Currency rate fluctuations increased net income by $64,000 in the current period. Net income per share amounted to $0.02 basic and diluted for the three months ended September 30, 1999, as compared to $0.11 basic and diluted for the three months ended September 30, 1998.

Segment Results

Graphic Products and Controls Group

          Net sales for the three months ended September 30, 1999 decreased by $4,154,000, or 11.2%, to $32,795,000 from $36,949,000 for the three months ended
September 30, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $1,864,000, otherwise, net sales would have decreased by $6,018,000 in the current period. This decrease is primarily the result of reduced sales levels of on-press accessories and controls in the United States and Europe. In Japan, decreases in sales of in-line finishing equipment were largely offset by increased sales of cleaning and spray dampening systems.

          Operating income amounted to $1,456,000 (4.4% of net sales) for the three months ended September 30, 1999, as compared to $4,175,000 (11.3% of net sales) for the same period in the prior year, a decrease of $2,719,000. Currency rate fluctuations increased the current year's operating income by $126,000, otherwise operating income would have decreased by $2,845,000. This decrease is primarily the result of the overall decrease in sales levels discussed above, coupled with continuing pricing pressures in the market.


Material Handling Group

          Net sales for the three months ended September 30, 1999 decreased by $4,671,000, or 25.3%, to $13,789,000 from $18,460,000 for the three months ended
September 30, 1998. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $133,000, otherwise net sales would have decreased by $4,538,000. This decrease is primarily the result of reduced orders from one of the Company's largest OEM customers, and the effect of the disposition of In-line during the prior year.

          Operating income amounted to $69,000 (0.5% of net sales) for the three months ended September 30, 1999, as compared to $588,000 (3.2% of net sales) for the same period in the prior year, a decrease of $519,000. Currency rate fluctuations decreased the current year's operating profit by $14,000. The remaining decrease is primarily the result of lower fixed cost absorption rates associated with the decreased sales levels.

           Liquidity and Capital Resources at September 30, 1999
                      Liquidity and Working Capital

          The Company's long-term debt includes $12,500,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also maintains a $25,000,000 Revolving Credit Agreement (the "Revolver") with Bank of America, N.A., as agent which matures on December 31, 2000.

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


          Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities, as those terms are defined in the agreements, of not less than 1.40 to 1.00. At September 30, 1999, this ratio was 1.65 to 1.00. These agreements have been amended from time to time to revise certain covenants.

          The Company's working capital increased by $3,307,000 or 11.3% from $29,154,000 at June 30, 1999 to $32,461,000 at September 30, 1999. Currency
rate fluctuations increased working capital by $2,016,000 in the current period. The primary reasons for the remaining increase in working capital were increases in cash, increases in inventory due to increased purchases of raw materials and components associated with increases in orders and backlog, reductions in accrued incentive compensation costs due to the lower profitability of the Company and decreases in trade accounts payable. These increases in working capital were partially offset by a decrease in accounts and notes receivable and an increase in customer deposits.

          Net cash used by investing activities amounted to $572,000 for the three months ended September 30, 1999 as compared to $556,000 for the three months ended September 30, 1998 and resulted from normal additions to property, plant and equipment, as well as patents.

          Net cash provided by financing activities amounted to $1,103,000 for the three months ended September 30, 1999 as compared to net cash used by financing activities of $754,000 for the three months ended September 30, 1998. The increase in cash provided by financing activities was primarily due to the increased borrowings under the Revolver, which were used to fund increases in working capital and the purchase of treasury stock by the Company.

          The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company. As of September 30, 1999, these credit facilities total $36,719,000 including amounts available under the Revolver. The Company had outstanding $14,868,000 under these lines of credit, of which $10,530,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at September 30, 1999 are $582,000 higher than they would have been if June 30, 1999 exchange rates had been used.

        At September 30, 1999 the Company's balance sheet included approximately $7,770,000 of trade receivables related to one large OEM customer, Goss Graphic Systems, Inc. ("Goss"). Offsetting these receivables is approximately $1,040,000 in advance payments (customer deposits). On July 30, 1999, Goss filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company continues to receive timely payments from the foreign subsidiaries of Goss. Goss' bankruptcy plan was confirmed on October 19, 1999 and calls for payments to trade creditors to be made in three equal payments commencing three months following Goss' emergence from bankruptcy with no reduction in the amounts to be received by the trade creditors. As of September 30, 1999, the Company has not established any additional allowance for doubtful accounts regarding the receivables from Goss, as Goss continues to make timely post-petition payments.
Should Goss emerge from bankruptcy prior to December 31, 1999, the Company would expect to receive payments for 100% of the receivables from Goss within one year from the balance sheet date. The Company has however, classified one-third of its domestic receivable balance from Goss, or $2,168,000, as long term which is included in "Other assets" at September 30, 1999.

          Of the Company's $68,034,000 in backlog at September 30, 1999, approximately $9,947,000 represented orders from Goss which were supported by an inventory balance of approximately $2,438,000. For the three months ended September 30, 1999, Goss represented approximately 12% of the Company's total net sales.

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

          The Company has completed a study, utilizing external consultants, to evaluate the Company's internal information systems infrastructure as it relates to the Year-2000 situation and it has identified processes which require updating to operate properly subsequent to the year 1999. The Company has undertaken projects to update and replace all known non-compliant internal information systems and processes to ensure that the Year-2000 situation will not have a detrimental impact on the internal operations of the Company. The cost to update and replace these systems is expected to be approximately $2,400,000 consisting of the cost of purchasing andinstalling hardware and software, including certain systems, whose scheduled replacement has been accelerated due to the Year-2000 situation. The majority of such costs were incurred during fiscal 1999. The cost of Year-2000 compliance is not projected to have a significant negative impact on the Company's financial results in subsequent fiscal years.

          A continuous review is ongoing for those products of the Company that utilize microprocessors in the operation of the products which could be adversely affected by the Year-2000 date change. At the present time, the Company has not identified any products where Year-2000 non-compliance would have a detrimental impact on the operation of the products. The Company has and continues to survey its suppliers and service providers to determine potential exposure from external, non-compliant sources. No material exposures have been identified, to date, from external sources. As a precaution however, the Company is seeking additional vendors to protect the Company from a potential inability of a particular vendor to supply material to the Company.


State of Readiness

          As of October 31, 1999, the Company had either completed or scheduled the implementation prior to January 1, 2000 of the required updates on all known non-compliant internal information systems. The Company's products do not rely on date sensitive information in order to operate, and therefore, such information is not considered critical to the performance of such products. The date sensitive information utilized by the Company's products is for informational purposes which does not reduce the effectiveness of such products. The Company has developed and made available to its customers, updated date sensitive routines that are Year-2000 compliant.

          The Company will continue to test the affected information systems, however, as of October 31, 1999, the Company is virtually 100% complete with all known Year-2000 compliant system implementations.

Contingency planning

          The Company is continually addressing its Year-2000 exposures. Should an unforeseeable Year-2000 situation arise that poses a severe threat to the Company however, the Company expects to be able to revert to PC and manual backup of internal processes until the situation can be resolved. The Company maintains service and engineering personnel who would be available to remediate those unforeseen Year-2000 non-compliance situations related to a product of the Company which would require immediate resolution. The Company does not utilize single source providers or vendors and therefore, may change to other providers and vendors in the case of Year-2000 non-compliance.


                             Euro Conversion

          Effective January 1, 1999, the "euro" has become the new common currency for 11 countries of the European Community ("EC") (including Germany and France where the Company has operations). Other member states (including the United Kingdom and Sweden where the Company also has operations) may join in future years. Beginning January 1, 1999, transactions in the euro became possible, with the national currencies continuing to circulate until January 1, 2002, when the euro will become the functional currency for these 11 countries. During the transition period from January 1, 1999 to January 1, 2002, payments can be made using either the euro or the national currencies at fixed exchange rates.

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


Item 3: Quantitative and Qualitative Disclosures About Market Risk:

          A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended June 30, 1999. There have been no material changes during the three months ended September 30, 1999.


PART II:                     OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits


         10.27 Eighth Amendment to Amended and Restated Revolving Credit Agreement by and among Baldwin Americas Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin Technology Company, Inc., together with the Borrowers (as "Credit Parties") and Bank of America, N.A. (as "Agent") and BankBoston, together with Agent (as "Lenders") (filed herewith).

         27     Financial Data Schedule (filed herewith).


     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 1999.






































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







Dated:    November 3, 1999