Form 10-Q
period 1999-12-31
BALDWIN TECHNOLOGY CO INC
filed 2000-02-02
CIK 805792

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

[ Mark one ]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

          For quarter ended               December 31, 1999
                                    OR

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

          YES  X .                      NO    .


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at January 27, 2000
       Class A Common Stock
          $0.01 par value                       13,650,147

       Class B Common Stock
          $0.01 par value                        1,810,883



                     BALDWIN TECHNOLOGY COMPANY, INC.

                                   INDEX


                                                                 Page


Part I Financial Information

       Item 1  Financial Statements

               Consolidated Balance Sheets at
               December 31, 1999 and June 30, 1999                 1-2

               Consolidated Statements of Income
               for the three and six months ended
               December 31, 1999 and 1998                            3


               Consolidated Statements of Changes in
               Shareholders' Equity for the
               Six months ended December 31, 1999                    4

               Consolidated Statements of Cash Flows
               for the six months ended
               December 31, 1999 and 1998                          5-6


               Notes to Consolidated Financial Statements         7-10


       Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        11-18


       Item 3  Quantitative and Qualitative Disclosures
               About Market Risk                                    18


Part II        Other Information

       Item 4  Submission of Matters to a Vote of
                Security Holders                                    19

       Item 6  Exhibits and Reports on Form 8-K                     19


Signatures                                                          20












                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                  ASSETS

                                                       December 31,  June 30,
                                                            1999       1999
                                                       (Unaudited)
CURRENT ASSETS:
 Cash                                                       $ 8,010  $ 10,028
 Short-term securities                                          173       645
 Accounts receivable trade, net of allowance for
  doubtful accounts of $1,865($1,740 at June 30, 1999)       36,808    37,387
 Notes receivable, trade                                     11,400     9,511
 Inventories                                                 36,697    31,791
 Prepaid expenses and other                                  11,710     8,821
       Total current assets                                 104,798    98,183

MARKETABLE SECURITIES:
 Cost $822 ($681 at June 30, 1999)                              808       785

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                           3,996     3,060
 Machinery and equipment                                      6,294     6,430
 Furniture and fixtures                                       5,530     5,313
 Leasehold improvements                                         849       834
 Capital leases                                               3,364     3,413
                                                             20,033    19,050
 Less:  Accumulated depreciation and amortization            12,475    12,122
   Net property, plant and equipment                          7,558     6,928

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $6,303 ($5,912 at
 June 30, 1999)                                               4,301     4,534
GOODWILL, less accumulated amortization of $10,008
 ($9,103 at June 30, 1999)                                   31,319    30,900
OTHER ASSETS                                                 14,169    18,025
TOTAL ASSETS                                               $162,953  $159,355

















        The accompanying notes to consolidated financial statements are an integral part of these statements.
                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      December 31,  June 30,
                                                            1999       1999
                                                       (Unaudited)
CURRENT LIABILITIES:
 Loans payable                                              $ 3,350   $ 3,893
 Current portion of long-term debt                            6,488     6,397
 Accounts payable, trade                                     12,621    10,691
 Notes payable, trade                                        13,545    11,387
 Accrued salaries, commissions, bonus and profit-sharing      6,039     6,946
 Customer deposits                                           10,148     5,661
 Accrued and withheld taxes                                   2,054     2,271
 Income taxes payable                                         6,933     7,127
 Other accounts payable and accrued liabilities              13,633    14,656
      Total current liabilities                              74,811    69,029
LONG-TERM LIABILITIES:
 Long-term debt                                              12,407    16,515
 Other long-term liabilities                                  6,564     7,271
      Total long-term liabilities                            18,971    23,786
      Total liabilities                                      93,782    92,815

COMMITMENTS
SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,458,849 shares issued
  (16,458,849 at June 30, 1999)                                 165       165
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                            20        20
 Capital contributed in excess of par value                  57,496    57,496
 Retained earnings                                           21,899    20,793
 Cumulative translation adjustment                            1,114    (2,313)
 Unrealized (loss) gain on investments net of $6 of
  deferred taxes ($43 at June 30, 1999)                          (8)       61
 Less:  Treasury stock, at cost:
   Class A - 2,697,702 shares (1,953,502 at June 30, 1999)
   Class B - 189,117 shares (164,117 at June 30, 1999)      (11,515)   (9,682)
     Total shareholders' equity                              69,171    66,540

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $162,953  $159,355














         The accompanying notes to consolidated financial statements are an integral part of these statements.
                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (Unaudited)


                             For the three months     For the six months
                               ended December 31,      ended December 31,

                                 1999      1998         1999      1998

Net sales                        $51,510   $65,169     $ 97,006  $120,488
Cost of goods sold                34,416    44,321       66,377    81,470

Gross Profit                      17,094    20,848       30,629    39,018

Operating expenses:
 General and administrative        6,914     6,464       11,916    12,641
 Selling                           4,797     4,986        9,086     9,555
 Engineering                       2,985     3,776        6,056     7,179
 Research and development          1,603     1,442        2,546     2,626

                                  16,299    16,668       29,604    32,001
Operating income                     795     4,180        1,025     7,017

Other (income) expense:
 Interest expense                    468       578          993     1,141
 Interest income                     (82)     (110)        (169)     (270)
 Other income, net                  (752)     (411)      (1,450)   (1,073)
                                    (366)       57         (626)     (202)

Income before income taxes         1,161     4,123        1,651     7,219

Provision for income taxes           369     1,526          545     2,702

Net income                       $   792   $ 2,597     $  1,106  $  4,517

Basic income per share           $  0.05   $  0.15     $   0.07  $   0.27

Diluted income per share         $  0.05   $  0.15     $   0.07  $   0.26

Weighted average number of
 shares:

 Basic                            15,801     16,887       16,012    17,001

 Diluted                          15,801     17,285       16,012    17,395










        The accompanying notes to consolidated financial statements are an integral part of these statements.


                                  BALDWIN TECHNOLOGY COMPANY INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)
                                            (Unaudited)


                                                    Capital
                       Class A         Class B     Contributed         Cumulative  Unrealized
                    Common Stock     Common Stock  in Excess  Retained Translation Gain(Loss)on Treasury Stock     Comprehensive
                    Shares   Amount  Shares  Amount of Par    Earnings Adjustment  Investments  Shares    Amount    Income
Balance at
 June 30, 1999      16,458,849 $165  2,000,000 $20  $57,496   $20,793  $(2,313)    $61          (2,117,619) $(9,682)
Net income for the
 six months ended
 December 31, 1999                                              1,106                                                   $  1,106

Translation
 adjustment                                                              3,427                                             3,427

Unrealized loss on
 available-for-sale
 securities,
 net of tax                                                                        (69)                                      (69)

Comprehensive
 income                                                                                                                 $  4,464

Purchase of
 treasury stock                                                                                   (769,200)   (1,833)

Balance at
 December 31, 1999  16,458,849 $165  2,000,000 $20  $57,496   $21,899  $ 1,114     $(8)         (2,886,819) $(11,515)


                    The accompanying notes to consolidated financial statements are an integral part of these statements.



                     BALDWIN TECHNOLOGY COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (Unaudited)
                                                     For the six months
                                                      ended December 31,
                                                        1999       1998
Cash Flows from operating activities:
 Net income                                          $  1,106     $4,517
 Adjustments to reconcile net income to net cash
 provided (used) by operating activities -
  Depreciation and amortization                         1,946      1,793
  Accrued retirement pay                               (1,170)       156
  Provision for losses on accounts receivable           1,109         14
  Changes in assets and liabilities:
   Accounts and notes receivable, net                    (106)     1,530
   Inventories                                         (4,360)    (6,952)
   Prepaid expenses and other                             343        394
   Other assets                                         2,882         54
   Customer deposits                                    4,450     (1,701)
   Accrued compensation                                (1,077)    (1,592)
   Accounts and notes payable, trade                    1,245     (3,370)
   Income taxes payable                                  (453)    (3,372)
   Accrued and withheld taxes                            (263)        59
   Other accounts payable and accrued liabilities        (829)    (1,237)
   Interest payable                                       (38)       (89)

     Net cash provided (used) by operating activities   4,785     (9,796)

Cash flows from investing activities:
 Additions of property, net                            (1,666)    (1,112)
 Additions of patents, trademarks and drawings, net      (165)      (168)
 Acquisitions of businesses, net of cash acquired                 (2,999)
 Proceeds from disposition of business                             2,287

   Net cash used by investing activities               (1,831)    (1,992)

Cash flows from financing activities:
 Long-term borrowings                                  14,192     14,000
 Long-term debt repayment                             (18,124)   (10,097)
 Short-term borrowings                                    700      3,076
 Short-term debt repayment                             (1,714)    (4,611)
 Principal payments under capital lease
  obligations                                            (285)      (114)
 Other long-term liabilities                              963        (97)
 Treasury stock purchased                              (1,833)    (2,181)
 Stock options exercised                                              13
   Net cash used by financing activities               (6,101)       (11)

 Effects of exchange rate changes                         657      1,017

 Net decrease in cash and cash equivalents             (2,490)   (10,782)
 Cash and cash equivalents at beginning of year        10,673     22,026

 Cash and cash equivalents at end of period           $ 8,183    $11,244


        The accompanying notes to consolidated financial statements are an integral part of these statements.


                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


Supplemental disclosures of cash flow information:

                                                      For the six months
                                                       ended December 31,
                                                        1999      1998
                                                         (in thousands)
Cash paid during the period for:
    Interest                                           $ 1,031   $ 1,230
    Income taxes                                       $   660   $ 5,693



     The Company did not enter into any capital lease agreements for either of the six month periods ended December 31, 1999 or 1998.



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

     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1999. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. All significant intercompany transactions have been eliminated in consolidation. The Company has reclassified $54,000 from "Cash flows from investing activities" to "Cash flows from operating activities" at December 31, 1998 to conform to the current year's presentation, which represents an increase in cash due to a decrease in "Other assets".

Note 2 - Earnings per share:

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, and is computed by dividing net income for the period by the weighted average number of common shares outstanding plus potentially dilutive common stock equivalents. The weighted average shares outstanding used to compute diluted income per share includes zero shares for the three and six month periods ended December 31, 1999 and 398,000 and 394,000 shares for the three and six month periods ended December 31, 1998 respectively, which represent outstanding options to purchase the Company's common stock. Options to purchase the Company's common stock in the amount of 2,159,000 and 1,053,000 were not included in the computation of diluted earnings per share for the three and six month periods ended December 31, 1999 and 1998 respectively, because the exercise prices were greater than the average market price of the common stock for the respective periods.

Note 3 - Inventories:
     Inventories consist of the following:-
                                    December 31,           June 30,
                                         1999                1999
                                     (Unaudited)
     Raw material                     $16,659,000        $12,314,000
     In process                        12,681,000         12,889,000
     Finished goods                     7,357,000          6,588,000
                                      $36,697,000        $31,791,000
     Inventories increased by $701,000 due to translation effects of foreign currency from June 30, 1999 to December 31, 1999.


Note 4 - Common Stock:
     Stock options:-

     On August 10, 1999 the Board of Directors granted non-qualified options to purchase 57,500 shares of the Company's Class A Common Stock to certain executives and key personnel under the Company's 1996 Stock Option Plan at an exercise price of $3.19 per share, the fair market value on the date of grant.

     On November 16, 1999 the Board of Directors granted non-qualified options to purchase 50,000 shares of the Company's Class A Common Stock to a certain executive under the Company's 1996 Stock Option Plan at an exercise price of $2.25 per share, the fair market value on the date of grant.

     On November 17, 1999 under the Company's 1998 Directors Stock Option Plan, six (6) eligible non-employee Directors were granted non-qualified options to purchase 3,000 shares each (for a total of 18,000 shares) of the Company's Class A Common Stock at an exercise price of $2.25 per share, the fair market value on the date of grant.

     Stock repurchase program:-
     On August 10, 1999 the Board of Directors terminated the Company's stock repurchase program. Under the program, the Company spent $13,015,000 to repurchase 2,821,656 shares of Class A Common Stock and 164,117 shares of Class B Common Stock over the nine year period since the inception of the program.

     On October 13, 1999, the Company repurchased 400,000 shares of Class A Common Stock of the Company. In addition, on November 3, 1999, the Company announced that the Board of Directors had approved a new stock repurchase program (the "New Program"). Under the New Program, the Company is authorized to utilize up to $5,000,000 to repurchase its Class A Common Stock. In the aggregate, the Company repurchased 744,200 shares of Class A and 25,000 shares of Class B Common Stock for $1,833,000 for the six months ended December 31, 1999.

Note 5   Provision for loss on disposition of pre-press operations:

     During the third quarter of the fiscal year ended June 30, 1999, the Company recorded a charge to earnings in the amount of $2,400,000 as a result of certain unfunded guaranteed pension obligations of the Company's former pre-press operations. At June 30, 1999, the remaining balance of $860,000 relating to these potential obligations was included in "Other accounts payable and accrued liabilities". The Company continues to carry $833,000 relating to these obligations as a current liability at December 31, 1999, as $27,000, primarily bond and legal costs associated with these obligations have been charged against this reserve during the six months ended December 31, 1999.

Note 6   Restructuring charge and related reserves:

     A restructuring reserve was charged against earnings for the year ended June 30, 1999 in the amount of $870,000. The reserve was established in order to accrue the costs associated with planned workforce reductions at the Company's German and Japanese operations, and certain costs associated with a scheduled plant closing in the United States. As of June 30, 1999, $144,000 had been charged against this reserve and the balance of $726,000 was included in "Other accounts payable and accrued liabilities". As of December 31, 1999 this balance has been reduced to $205,000 as $521,000, primarily severance costs, have been charged against this reserve during the six months ended December
31, 1999.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999. A segment's financial performance is primarily evaluated based on the operating profit of the segment, which includes inter-segment sales.

     The tables below present information about reportable segments for the three and six month periods ended December 31, 1999, and 1998 (in thousands):


                                      Three months ended    Six months ended
                                        December 31,          December 31,
                                       (Unaudited)            (Unaudited)
Net Sales:                               1999     1998      1999     1998
  Graphic Products and Controls Group   $38,132  $43,141   $70,927  $80,090
  Material Handling Group                14,388   21,961    28,177   40,421
  All other                                 103      672       121      888
  Total segments                         52,623   65,774    99,225  121,399
  Inter-segment sales                    (1,113)    (605)   (2,219)    (911)
          Total Net Sales               $51,510  $65,169   $97,006 $120,488

                                      Three months ended   Six months ended
                                        December 31,         December 31,
                                         (Unaudited)          (Unaudited)
Operating income (loss):                 1999     1998      1999     1998
  Graphic Products and Controls Group$  $ 3,435  $ 5,158   $ 4,891  $ 9,333
  Material Handling Group                  (655)   1,075      (586)   1,663
  All other                                (166)     276      (303)     153
  Total segments                          2,614    6,509     4,002   11,149
  Corporate                              (1,819)  (2,329)   (2,977)  (4,132)
          Total operating income            795    4,180     1,025    7,017
  Interest expense, net                    (386)    (468)     (824)    (871)
  Royalty income, net                       627      636     1,584    1,495
  Minority interest                          (9)      (7)      (14)      (7)
  Other income (expense), net               134     (218)     (120)    (415)
       Income before income taxes       $ 1,161  $ 4,123   $ 1,651  $ 7,219


Note 8 - Subsequent events:

     Sale of trade accounts receivable:- Subsequent to December 31, 1999, the Company has entered into an agreement with a financing company to sell approximately $4,100,000 of the pre-petition trade accounts receivable from Goss Graphic Systems, Inc. ("Goss") for approximately $3,000,000. Such amount has been reclassified from "trade accounts receivable" to "prepaid expenses and other" as of December 31, 1999. Consequently, the Company has taken a charge to earnings as a bad debt in the amount of $1,100,000 for the three months ended December 31, 1999, which is included in General and Administrative expenses.

     Stock options:- On January 31, 2000 the Company's Board of Directors granted qualified options to purchase 40,000 shares of the Company's Class A Common Stock to a certain executive under the Company's 1996 Stock Option Plan at an exercise price of $2.19 per share, the fair market value on the date of grant. The options granted are otherwise identical with regard to restrictions to the options previously granted under this plan.










































                    BALDWIN TECHNOLOGY COMPANY, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain factors which have affected the financial position and consolidated financial statements of Baldwin Technology Company, Inc.(The "Company"). During the fiscal year ended June 30, 1999, the Company acquired a ninety percent (90%) interest in a distributor of consumables in Europe, increased its ownership of a U.S. subsidiary from 80% to 100%, and divested its former U.S. In-Line Finishing division ("In-Line"). As a result, the revenues and corresponding expenses attributable to each of the operations associated with these transactions is included in these consolidated financial statements only for the period and to the extent the operation is owned by the Company. None of these transactions, either individually or in the aggregate, has had or is expected to have a material impact on the financial statements when taken as a whole. However, certain items may be affected more than others, and the effects of these transactions on these items are discussed below.

Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following:
(i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) any Year 2000 compliance issues that may arise, (v) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vi) general economic conditions, either domestically or in foreign locations, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with one of the Company's large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 1999, which should be read in conjunction herewith.

     Six Months Ended December 31, 1999 vs Six Months Ended December 31, 1998

Consolidated Results

     Net sales for the six months ended December 31, 1999 decreased by $23,482,000, or 19.5%, to $97,006,000 from $120,488,000 for the six months ended
December 31, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $2,445,000 in the current period. Otherwise, sales would have decreased by $25,927,000, of which $2,243,000 relates to the previously noted divestiture of In-Line. The remaining decrease is primarily the result of reduced orders received during the second half of the fiscal year ended June 30, 1999, including lower orders from one of the Company's largest OEM customers. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 83.2% in Australia, by 36.5% in the Americas, by 14.4% in Japan, and by 9.2% in Germany. Sales increased by 4.3% in Sweden.

     Gross profit for the six month period ended December 31, 1999 was $30,629,000 (31.6% of net sales), as compared to $39,018,000 (32.4% of net sales) for the six month period ended December 31, 1998, a decrease of $8,389,000 or 21.5%. Currency rate fluctuations increased gross profit by $541,000 in the current period. Otherwise gross profit would have decreased by $8,930,000 in the current period. Gross profit was lower due primarily to decreased sales volumes, and to continuing pricing pressures in the market.

     Selling, general and administrative expenses amounted to $21,002,000 (21.7% of net sales), for the six month period ended December 31, 1999 as compared to $22,196,000 (18.4% of net sales) for the same period in the prior year, a decrease of $1,194,000 or 5.4%. Currency rate fluctuations increased these expenses by $271,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,465,000. Selling expenses decreased by $586,000 which primarily related to reduced sales commissions resulting from lower sales volumes and lower trade show costs, while general and administrative expenses decreased by $879,000 due primarily to reduced incentive compensation costs as a result of the lower profitability of the Company, and expenses of the previously noted divestiture of In-Line. Excluding the $1,100,000 bad debt charge (see "Liquidity and Capital Resources") in the current period, general and administrative expenses would have decreased by $1,979,000 or 15.7% when compared to the same period in the prior year.

     Engineering and research and development expenses decreased by $1,203,000 over the same period in the prior year. Currency rate fluctuations increased these expenses by $143,000 in the current period. Otherwise, these expenses would have decreased by $1,346,000. The decrease in these expenses relates primarily to reduced costs in Germany and the United States attributable to reduced personnel costs associated with the planned workforce reductions which began during the fiscal year ended June 30, 1999, and the expenses of the previously noted divestiture of In-Line. As a percentage of net sales, engineering and research and development expenses increased by 0.8% to 8.9% for the six months ended December 31, 1999 compared to 8.1% for the same period in the prior year.

     Interest expense for the six month period ended December 31, 1999 was $993,000 as compared to $1,141,000 for the six month period ended December 31, 1998. This decrease was primarily due to lower long-term debt levels during the period, a portion of which was replaced by lower rate short-term borrowings. Currency rate fluctuations decreased interest expense by $48,000 in the current period. Interest income amounted to $169,000 and $270,000 for the six month periods ended December 31, 1999 and December 31, 1998, respectively. This reduction in interest income is primarily due to decreased cash balances during the period. Currency rate fluctuations increased interest income by $12,000 in the current period.

     Other income and expense includes net foreign currency transaction losses of $291,000 and $74,000 for the six months ended December 31, 1999 and 1998 respectively. Currency rate fluctuations increased other income by $115,000 in the current period.

     The Company's effective tax rate on income before taxes was 33.0% for the six month period ended December 31, 1999 as compared to 37.4% for the six month period ended December 31, 1998. Currency rate fluctuations increased the provision for income taxes by $109,000 in the current period. The decrease in the current period's effective tax rate is primarily due to increased income in tax jurisdictions for which there are tax loss carryforwards available.

     The Company's net income amounted to $1,106,000 for the six month period ended December 31, 1999, as compared to $4,517,000 for the six month period ended December 31, 1998. This decrease of $3,411,000 or 75.5%, is primarily due to the previously noted overall reduction in sales volumes and related gross profit and the $1,100,000 bad debt charge in the current period. Currency rate fluctuations increased net income by $193,000 in the current period. Net income per share amounted to $0.07 basic and diluted for the six months ended December 31, 1999, as compared to $0.27 basic and $0.26 diluted for the six months ended December 31, 1998.

Segment Results

Graphic Products and Controls Group

          Net sales for the six months ended December 31, 1999 decreased by $9,163,000, or 11.4%, to $70,927,000 from $80,090,000 for the six months ended
December 31, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,520,000, otherwise, net sales would have decreased by $11,683,000 in the current period. This decrease is primarily the result of reduced sales levels of on-press accessories and controls in the United States and Europe and post-press equipment in Asia.

         Operating income amounted to $4,891,000 (6.9% of net sales) for the six months ended December 31, 1999, as compared to $9,333,000 (11.7% of net sales) for the same period in the prior year, a decrease of $4,442,000. Currency rate fluctuations increased the current year's operating income by $262,000, otherwise operating income would have decreased by $4,704,000. This decrease is primarily the result of the overall decrease in sales levels discussed above, coupled with continuing pricing pressures in the market.


Material Handling Group

          Net sales for the six months ended December 31, 1999 decreased by $12,244,000, or 30.3%, to $28,177,000 from $40,421,000 for the six months ended December 31, 1998. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $355,000, otherwise net sales would have decreased by $11,889,000. This decrease is primarily the result of reduced orders, including one of the Company's largest OEM customers and the effect of the disposition on In-line during the prior year, which further reduced net sales by $2,243,000.

      Operating loss amounted to $586,000 (2.1% of net sales) for the six months ended December 31, 1999, as compared to operating income of $1,663,000 (4.1% of net sales) for the same period in the prior year, a decrease of $2,249,000. Currency rate fluctuations decreased the current year's operating profit by $47,000. The remaining decrease is primarily the result of decreased sales levels, as well as the $1,100,000 bad debt charge in the current period for the sale of the pre-petition accounts receivable from Goss.


  Three Months Ended December 31, 1999 vs Three Months Ended December 31, 1998

Consolidated Results

     Net sales for the three months ended December 31, 1999 decreased by $13,659,000, or 21.0%, to $51,510,000 from $65,169,000 for the three months ended December 31, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $660,000 in the current period. Otherwise, sales would have decreased by $14,319,000, of which $891,000 relates to the previously noted divestiture of In-Line. The remaining decrease is primarily the result of reduced orders received during the second half of the fiscal year ended June 30, 1999, including lower orders from one of the Company's largest OEM customers. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 89.1% in Australia, by 37.4% in the Americas, by 12.7% in Sweden, and by 11.5% in Japan. Sales increased by 20.9% in the United Kingdom.

     Gross profit for the three month period ended December 31, 1999 was $17,094,000 (33.2% of net sales), as compared to $20,848,000 (32.0% of net sales) for the three month period ended December 31, 1998, a decrease of $3,754,000 or 18.0%. Currency rate fluctuations increased gross profit by $83,000 in the current period. Otherwise gross profit would have decreased by $3,837,000 in the current period. Gross profit was lower due primarily to decreased sales volumes.

     Selling, general and administrative expenses amounted to $11,711,000 (22.7% of net sales), for the three month period ended December 31, 1999 as compared to $11,450,000 (17.6% of net sales) for the same period in the prior year, an increase of $261,000 or 2.3%. Currency rate fluctuations increased these expenses by $5,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $256,000. Selling expenses decreased by $179,000 which primarily related to reduced sales commissions resulting from lower sales volumes and lower trade show costs, while general and administrative expenses increased by $435,000 due primarily to the additional $1,100,000 bad debt charge in the current period for the sale of the pre-petition accounts receivable from Goss, which was partially offset by reduced incentive compensation costs as a result of the lower profitability of the Company, and expenses of In-Line.

    Engineering and research and development expenses decreased by $630,000 over the same period in the prior year. Currency rate fluctuations increased these expenses by $9,000 in the current period. Otherwise, these expenses would have decreased by $639,000. The decrease in these expenses relates primarily to personnel cost reductions associated with the planned workforce reductions which began during the fiscal year ended June 30, 1999, to the previously noted divestiture of In-Line and reduced costs in Japan attributable to reduced subcontracting and consulting costs. As a percentage of net sales, engineering and research and development expenses increased by 0.9% to 8.9% for the three months ended December 31, 1999 compared to 8.0% for the same period in the prior year.

     Interest expense for the three month period ended December 31, 1999 was $468,000 as compared to $578,000 for the three month period ended December 31, 1998. This decrease was primarily due to lower long-term debt levels during the current period, a portion of which was replaced by lower rate short-term borrowings. Currency rate fluctuations decreased interest expense by $33,000 in the current period. Interest income amounted to $82,000 and $110,000 for the three month periods ended December 31, 1999 and December 31, 1998, respectively. This reduction in interest income is primarily due to decreased cash balances during the period. Currency rate fluctuations increased interest income by $5,000 in the current period.

    Other income and expense includes net foreign currency transaction gains and (losses) of $62,000 and $(159,000) for the three months ended December 31, 1999 and 1998 respectively. Currency rate fluctuations increased other income by $95,000 in the current period.

     The Company's effective tax rate on income before taxes was 31.8% for the three month period ended December 31, 1999 as compared to 37.0% for the three month period ended December 31, 1998. Currency rate fluctuations increased the provision for income taxes by $73,000 in the current period. The decrease in the current period's effective tax rate is primarily due to increased income in tax jurisdictions for which there are tax loss carryforwards available.

     The Company's net income amounted to $792,000 for the three month period ended December 31, 1999, as compared to $2,597,000 for the three month period ended December 31, 1998. This decrease of $1,805,000 or 69.5%, is primarily due to the $1,100,000 bad debt charge taken in the current period for the sale of the pre-petition accounts receivable from Goss and the previously noted overall reduction in sales volumes and gross profit on the reduced volumes. Currency rate fluctuations increased net income by $129,000 in the current period. Net income per share amounted to $0.05 basic and diluted for the three months ended December 31, 1999, as compared to $0.15 basic and diluted for the three months ended December 31, 1998.

Segment Results

Graphic Products and Controls Group

          Net sales for the three months ended December 31, 1999 decreased by $5,009,000, or 11.6%, to $38,132,000 from $43,141,000 for the three months ended
December 31, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $656,000, otherwise, net sales would have decreased by $5,665,000 in the current period. This decrease is primarily the result of reduced sales levels of on-press accessories and controls in Europe and post-press equipment in Asia.

       Operating income amounted to $3,435,000 (9.0% of net sales) for the three months ended December 31, 1999, as compared to $5,158,000 (12.0% of net sales) for the same period in the prior year, a decrease of $1,723,000. Currency rate fluctuations increased the current year's operating income by $136,000, otherwise operating income would have decreased by $1,859,000. This decrease is primarily the result of the overall decrease in sales levels discussed above, coupled with continuing pricing pressures in the market.


Material Handling Group

          Net sales for the three months ended December 31, 1999 decreased by $7,573,000, or 34.5%, to $14,388,000 from $21,961,000 for the three months ended
December 31, 1998. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $222,000, otherwise net sales would have decreased by $7,351,000. This decrease is primarily the result of reduced orders, including one of the Company's largest OEM customers and the effect of the disposition of In-line during the prior year which further reduced net sales by $932,000.

    Operating loss amounted to $655,000 (4.6% of net sales) for the three months ended December 31, 1999, as compared to operating income of $1,075,000 (4.9% of net sales) for the same period in the prior year, a decrease of $1,730,000. Currency rate fluctuations decreased the current year's operating profit by $33,000. The remaining decrease is primarily the result of the $1,100,000 bad debt charge in the current period for the sale of the pre-petition accounts receivable from Goss.


          Liquidity and Capital Resources at December 31, 1999
                     Liquidity and Working Capital

     The Company's long-term debt includes $6,250,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also maintains a $25,000,000 Revolving Credit Agreement (the "Revolver") with Bank of America, N.A., as agent which matures on December 31, 2000. The Company and its lenders have recently agreed to extend the maturity date of the Revolver by 90 days to March 31, 2001. Accordingly, the Company continues to classify such amounts due under the Revolver as non-current.

     The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payment of dividends, limiting them throughout the terms of the Senior Notes and the Revolver to $1,000,000 plus 50% of the Company's net income after January 1, 1997. The Company also was required to pledge certain of the shares of its domestic subsidiaries as collateral.

     Both the Senior Notes and the Revolver require the Company to maintain a current ratio and a fixed charges ratio, as those terms are defined in the agreements, of not less than 1.40 to 1.00 and 1.15 to 1.00, respectively. At December 31, 1999, these ratio were 1.59 to 1.00 and 1.04 to 1.00, respectively. The Company has received a waiver of the fixed charges ratio requirement for the six months ended December 31, 1999.

    The Company's working capital increased by $833,000 or 2.9% from $29,154,000 at June 30, 1999 to $29,987,000 at December 31, 1999. Currency rate fluctuations increased working capital by $1,372,000 in the current period. Otherwise, working capital would have decreased by $539,000. The primary reasons for the decrease in working capital were decreases in cash and accounts receivable and increases in customer deposits, which were significantly offset by increases in inventories and prepaid expenses and decreases in loans payable and other accrued liabilities due mainly to reductions in accrued incentive compensation costs due to the lower profitability of the Company.

      Net cash used by investing activities amounted to $1,831,000 for the six months ended December 31, 1999 as compared to $1,992,000 for the six months ended December 31, 1998 and resulted from normal additions to property, plant and equipment, which included investments in the expansion of certain existing facilities in the current period, as well as additions to patents. Additionally, the prior period included net cash used for acquisitions of businesses.

      Net cash used by financing activities amounted to $6,101,000 for the six months ended December 31, 1999 as compared to $11,000 for the six months ended December 31, 1998. The increase in cash used by financing activities was primarily due to the net repayments of long-term debt.

       The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company. As of December 31, 1999, these credit facilities total $37,317,000 including amounts available under the Revolver. The Company had outstanding $15,455,000 under these lines of credit, of which $11,089,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at December 31, 1999 are $386,000 higher than they would have been if June 30, 1999 exchange rates had been used.

       At December 31, 1999, excluding the $4,100,000 of pre-petition accounts receivable which were sold, the Company's balance sheet included approximately $1,681,000 of trade receivables related to one large OEM customer, Goss Graphic Systems, Inc. ("Goss"). On July 30, 1999, Goss filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company continues to receive timely payments from the foreign subsidiaries of Goss. The pre-petition accounts receivable from Goss of approximately $4,100,000 were sold subsequent to December 31, 1999 pursuant to an agreement between the Company and a third party for approximately $3,000,000. The Company has therefore, reclassified these receivables from trade accounts receivable to "prepaid expenses and other" as of December 31, 1999. Furthermore, the Company has taken a charge to earnings for the three months ended December 31, 1999 in the amount of $1,100,000 as a bad debt, included in General and Administrative expenses.

     Of the Company's $68,263,000 in backlog at December 31, 1999, approximately $9,328,000 represented orders from Goss which were supported by an inventory balance of approximately $1,989,000. For the three and six months ended December 31, 1999, Goss represented less than 10% of the Company's total net sales.

    The Company believes its cash flow from operations and bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.

                         Year 2000 Compliance

     The inability of programming code in existing computer systems to properly recognize dates and related potential date sensitive problems are referred to as the Year-2000 situation. The Year-2000 situation could potentially have an adverse impact on the Company's internal information systems infrastructure, Company products which either contain or utilize digital devices and the internal information systems of suppliers to the Company.

      The Company has undertaken projects to update and replace all known non-compliant internal information systems and processes to ensure that the Year-2000 situation will not have a detrimental impact on the internal operations of the Company. The cost to update and replace these systems was approximately $2,500,000 consisting of the cost of purchasing and installing hardware and software, including certain systems, whose scheduled replacement had been accelerated due to the Year-2000 situation. The majority of such costs were incurred during fiscal 1999.

     As of the date of this filing, the Company has not incurred any significant business interruptions as a result of the Year-2000 situation. However, while no such occurrence has developed as of the date of this filing, Year-2000 problems may surface throughout calendar year 2000. Therefore, there is no assurance that the Company will not be negatively impacted by the Year-2000 situation in the future. The Company will continue to monitor this situation and expeditiously remediate any issues that may arise.

     Based on the Company's readiness efforts, the Company currently does not reasonably foresee any material Year-2000 issues, and therefore the costs associated with potential Year-2000 issues that may arise during calendar year 2000 are not expected to have a material adverse effect on either the financial condition or results of operations of the Company. However, there is no uarantee that the Company will not incur significant business interruptions due to the Year-2000 situation, whether due to the Company's own Year-2000 problems or that of its customers or suppliers.

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


Item 3: Quantitative and Qualitative Disclosures About Market Risk:

          A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended June 30, 1999. There have been no material changes during the six months ended December 31, 1999.







PART II:                    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  (a)  The Annual Meeting of Stockholders was held on November 16, 1999.

  (c) A brief description of matters voted upon and the results of the voting follows:

  Proposal 1 - To elect two Class II Directors to serve for three-year terms or until their respective successors are elected and qualify.

                SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                               Total Vote For        Total Vote Withheld
                                Each Director         From Each Director
Class A
Akira Hara                         12,683,909               137,117
Ralph R. Whitney, Jr.              12,432,299               388,727
John T. Heald, Jr.                 12,642,649               178,377

Class B
Akira Hara                         13,430,830               260,000
Ralph R. Whitney, Jr.              13,430,830               260,000
John T. Heald, Jr.                 13,430,830               260,000





Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.28 Ninth Amendment and Waiver to Amended and Restated Revolving Credit Agreement by and among Baldwin Americas Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin Technology Company, Inc., together with the Borrowers (as "Credit Parties") and Bank of America, N.A. (as "Agent") and BankBoston, together with Agent (as "Lenders") (filed herewith).

         10.29 Employment agreement dated January 19, 2000 and effective as of January 31, 2000 between Baldwin Technology Company, Inc. and James M. Rutledge (filed herewith).

         10.30 Separation agreement dated November 17, 1999 and effective as of January 31, 2000 between Baldwin Technology Company, Inc. and William J. Lauricella (filed herewith).

         27      Financial Data Schedule (filed herewith).


     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended December 31, 1999.















                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   BALDWIN TECHNOLOGY COMPANY, INC.



                                   BY     s\ James M. Rutledge
                                          Vice President, Chief Financial
                                          Officer and Treasurer







Dated:    February 1, 2000