Form 10-Q
period 2000-03-31
BALDWIN TECHNOLOGY CO INC
filed 2000-05-03
CIK 805792

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

[ Mark one ]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934

          For quarter ended               March 31, 2000
                                    OR

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

          YES  X .                      NO    .


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at April 28, 2000
       Class A Common Stock
          $0.01 par value                       13,394,147

       Class B Common Stock
          $0.01 par value                        1,810,883



                     BALDWIN TECHNOLOGY COMPANY, INC.

                                   INDEX


                                                                Page


Part I Financial Information

       Item 1  Financial Statements

               Consolidated Balance Sheets at March 31,
               2000 (unaudited) and June 30, 1999                  1-2

               Consolidated Statements of Income
               for the three and nine months ended March 31,
               2000 (unaudited) and 1999 (unaudited)                 3


               Consolidated Statements of Changes in
               Shareholders' Equity for the nine months
               ended March 31, 2000 (unaudited)                      4

               Consolidated Statements of Cash Flows
               for the nine months ended March 31, 2000
               (unaudited) and 1999 (unaudited)                    5-6


               Notes to Consolidated Financial Statements         7-11


       Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        12-19


       Item 3  Quantitative and Qualitative Disclosures
               About Market Risk                                    20


Part II        Other Information

       Item 6  Exhibits and Reports on Form 8-K                     20


Signatures                                                          21














                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                  ASSETS

                                                         March 31,  June 30,
                                                           2000       1999
                                                       (Unaudited)
CURRENT ASSETS:
 Cash                                                       $ 8,574  $ 10,028
 Short-term securities                                          555       645
 Accounts receivable trade, net of allowance for
  doubtful accounts of $2,040($1,740 at June 30, 1999)       36,696    37,387
 Notes receivable, trade                                      9,732     9,511
 Inventories                                                 37,250    31,791
 Prepaid expenses and other                                   8,380     8,821
       Total current assets                                 101,187    98,183

MARKETABLE SECURITIES:
 Cost $820 ($681 at June 30, 1999)                              785       785

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                           4,032     3,060
 Machinery and equipment                                      4,852     6,430
 Furniture and fixtures                                       5,080     5,313
 Leasehold improvements                                         220       834
 Capital leases                                               1,421     3,413
                                                             15,605    19,050
 Less:  Accumulated depreciation and amortization             8,352    12,122
   Net property, plant and equipment                          7,253     6,928

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $6,265 ($5,912 at
 June 30, 1999)                                               3,997     4,534
GOODWILL, less accumulated amortization of $10,141
 ($9,103 at June 30, 1999)                                   30,770    30,900
OTHER ASSETS                                                 18,795    18,025
TOTAL ASSETS                                               $162,787  $159,355


        The accompanying notes to consolidated financial statements are an integral part of these statements.








                     BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         March 31,    June 30,
                                                            2000        1999
                                                       (Unaudited)
CURRENT LIABILITIES:
 Loans payable                                              $ 5,509   $ 3,893
 Current portion of long-term debt                            6,517     6,397
 Accounts payable, trade                                     13,837    10,691
 Notes payable, trade                                        12,367    11,387
 Accrued salaries, commissions, bonus and profit-sharing      6,420     6,946
 Customer deposits                                           10,295     5,661
 Accrued and withheld taxes                                   1,820     2,271
 Income taxes payable                                         2,053     7,127
 Other accounts payable and accrued liabilities              17,634    14,656
      Total current liabilities                              76,452    69,029
LONG-TERM LIABILITIES:
 Long-term debt                                               8,979    16,515
 Other long-term liabilities                                  7,668     7,271
      Total long-term liabilities                            16,647    23,786
      Total liabilities                                      93,099    92,815

COMMITMENTS
SHAREHOLDERS' EQUITY:
 Class A Common Stock, $.01 par, 45,000,000 shares
  authorized, 16,458,849 shares issued                          165       165
 Class B Common Stock, $.01 par, 4,500,000 shares
  authorized, 2,000,000 shares issued                            20        20
 Capital contributed in excess of par value                  57,496    57,496
 Retained earnings                                           23,724    20,793
 Cumulative translation adjustment                              469    (2,313)
 Unrealized (loss) gain on investments net of $15 of
  deferred taxes ($43 at June 30, 1999)                         (20)       61
 Less:  Treasury stock, at cost:
   Class A - 3,002,202 shares (1,953,502 at June 30, 1999)
   Class B - 189,117 shares (164,117 at June 30, 1999)      (12,166)   (9,682)
     Total shareholders' equity                              69,688    66,540

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $162,787  $159,355


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







                     BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (Unaudited)


                            For the three months   For the nine months
                              ended March 31,        ended March 31,

                                 2000      1999         2000      1999

Net sales                        $50,711   $58,048     $147,717  $178,536
Cost of goods sold                34,545    39,629      100,922   121,099

Gross Profit                      16,166    18,419       46,795    57,437

Operating expenses:
 General and administrative        5,673     6,208       17,589    18,849
 Selling                           4,728     4,475       13,814    14,030
 Engineering                       3,091     3,502        9,147    10,681
 Research and development          1,455     1,325        4,001     3,951
 Restructuring charge              5,490                  5,490
 Provision for loss on the
  disposition of
  Pre-press operations                       2,400                  2,400

                                  20,437    17,910       50,041    49,911
Operating income (loss)           (4,271)      509       (3,246)    7,526

Other (income) expense:
 Interest expense                    397       603        1,390     1,744
 Interest income                     (67)      (83)        (236)     (353)
 Other income, net                (1,052)     (608)      (2,502)   (1,681)
                                    (722)      (88)      (1,348)     (290)
Income (loss) before
  income taxes                    (3,549)      597       (1,898)    7,816

Provision (benefit)
  for income taxes                (5,374)      976       (4,829)    3,678

Net income (loss)                $ 1,825   $  (379)    $  2,931  $  4,138

Basic income (loss) per share     $ 0.12   $ (0.02)     $  0.19  $   0.24

Diluted income (loss) per share   $ 0.12   $ (0.02)     $  0.19  $   0.24

Weighted average number of
 shares:

 Basic                            15,408    16,719       15,812    16,908

 Diluted                          15,408    16,719       15,812    17,267


        The accompanying notes to consolidated financial statements are an integral part of these statements.







                                  BALDWIN TECHNOLOGY COMPANY INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)
                                            (Unaudited)


                                                      Capital
                        Class A         Class B      Contributed            Cumulative    Unrealized
                     Common Stock     Common Stock   in Excess  Retained  Translation  Gain(Loss)on  Treasury Stock    Comprehensive
                     Shares   Amount  Shares  Amount  of Par    Earnings  Adjustment   Investments   Shares     Amount     Income
Balance at
 June 30, 1999      16,458,849 $165  2,000,000 $20    $57,496   $20,793   $(2,313)      $61          (2,117,619)  $(9,682)

Net income for the
 nine months ended
 March 31, 2000                                                   2,931                                                     $2,931

Translation
 adjustment                                                                 2,782                                            2,782

Unrealized loss on
 available-for-sale
 securities,
 net of tax                                                                             (81)                                   (81)

Comprehensive
 income                                                                                                                     $5,632

Purchase of
 treasury stock                                                                                      (1,073,700)   (2,484)

Balance at
 March 31, 2000     16,458,849 $165  2,000,000 $20    $57,496   $23,724   $   469      $(20)         (3,191,319) $(12,166)


                    The accompanying notes to consolidated financial statements are an integral part of these statements.







                     BALDWIN TECHNOLOGY COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (Unaudited)
                                                     For the nine months
                                                        ended March 31,
                                                         2000       1999
Cash Flows from operating activities:
 Net income                                           $ 2,931     $4,138
 Adjustments to reconcile net income to net cash
 provided (used) by operating activities -
  Depreciation and amortization                         2,948      2,644
  Accrued retirement pay                                 (906)       435
  Provision for losses on accounts receivable           1,255         14
  Restructuring charge                                  5,490
  Provision for loss on the disposition of
   Pre-press operations                                            2,400
  Changes in assets and liabilities:
   Accounts and notes receivable, net                   3,912      1,086
   Inventories                                         (5,535)    (4,276)
   Prepaid expenses and other                             462       (357)
   Other assets                                        (1,626)         8
   Customer deposits                                    4,686     (4,993)
   Accrued compensation                                  (677)      (744)
   Accounts and notes payable, trade                    1,789     (3,476)
   Income taxes payable                                (5,210)    (4,739)
   Accrued and withheld taxes                            (445)      (290)
   Other accounts payable and accrued liabilities        (851)      (109)
   Interest payable                                        21        277
     Net cash provided (used) by operating activities   8,244     (7,982)

Cash flows from investing activities:
 Additions of property, net                            (2,372)    (1,563)
 Additions of patents, trademarks and drawings, net      (239)      (229)
 Acquisitions of businesses, net of cash acquired                 (2,999)
 Proceeds from disposition of business                             2,751
   Net cash used by investing activities               (2,611)    (2,040)

Cash flows from financing activities:
 Long-term borrowings                                  23,378     16,704
 Long-term debt repayment                             (30,517)   (13,657)
 Short-term borrowings                                  3,080      3,908
 Short-term debt repayment                             (1,714)    (5,136)
 Principal payments under capital lease
  obligations                                            (291)      (193)
 Other long-term liabilities                            1,022       (188)
 Treasury stock purchased                              (2,484)    (2,830)
 Stock options exercised                                             138
   Net cash used by financing activities               (7,526)    (1,254)

 Effects of exchange rate changes                         349        666

 Net decrease in cash and cash equivalents             (1,544)   (10,610)
 Cash and cash equivalents at beginning of year        10,673     22,026

 Cash and cash equivalents at end of period           $ 9,129    $11,416


        The accompanying notes to consolidated financial statements are an integral part of these statements.






                     BALDWIN TECHNOLOGY COMPANY, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


Supplemental disclosures of cash flow information:

                                                      For the nine months
                                                        ended March 31,
                                                        2000      1999
                                                       (in thousands)
Cash paid during the period for:
    Interest                                           $ 1,369   $ 1,467
    Income taxes                                       $ 3,132   $ 8,508



     The Company did not enter into any capital lease agreements for either of the nine month periods ended March 31, 2000 or 1999.



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










                     BALDWIN TECHNOLOGY COMPANY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Organization and Basis of Presentation:

     Baldwin Technology Company, Inc. ("Baldwin", or the "Company") is engaged primarily in the development, manufacture and sale of controls, accessories and equipment for the printing industry.

     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1999. Operating results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. All significant intercompany transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year's presentation.

Note 2 - Earnings per share:

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, and is computed by dividing net income for the period by the weighted average number of common shares outstanding plus potentially dilutive common stock equivalents. The weighted average shares outstanding used to compute diluted income per share includes zero common stock equivalents for the three and nine month periods ended March 31, 2000 and zero and 359,000 common stock equivalents for the three and nine month periods ended March 31, 1999 respectively, which represent outstanding options to purchase the Company's common stock. Options to purchase the Company's common stock in the amount of 2,127,000 and 1,174,000 common stock equivalents were not included in the computation of diluted earnings per share for the three and nine month periods ended March 31, 2000 and 1999 respectively, because the exercise prices were greater than the average market price of the common stock for the respective periods.

Note 3 - Inventories:
     Inventories consist of the following:-
                                      March 31,             June 30,
                                         2000                1999
                                  (Unaudited)
     Raw material                     $17,293,000        $12,314,000
     In process                        12,053,000         12,889,000
     Finished goods                     7,904,000          6,588,000
                                      $37,250,000        $31,791,000

     Foreign currency translation increased inventories by $79,000 from June 30, 1999 to March 31, 2000.

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

     On January 31, 2000 the Company's Board of Directors granted non-qualified options to purchase 40,000 shares of the Company's Class A Common Stock to a certain executive under the Company's 1996 Stock Option Plan at an exercise price of $2.19 per share, the fair market value on the date of grant. The options granted are otherwise identical with regard to restrictions to the options previously granted under this plan.


     Stock repurchase program:-

     On August 10, 1999 the Board of Directors terminated the Company's stock repurchase program. Under the program, the Company spent $13,015,000 to repurchase 2,821,656 shares of Class A Common Stock and 164,117 shares of Class B Common Stock over the nine year period since the inception of the program.

     On October 13, 1999, the Company repurchased 400,000 shares of Class A Common Stock of the Company. In addition, on November 3, 1999, the Company announced that the Board of Directors had approved a new stock repurchase program (the "New Program"). Under the New Program, the Company is authorized to utilize up to $5,000,000 to repurchase its Class A Common Stock. In the aggregate, the Company repurchased 1,048,700 shares of Class A and 25,000 shares of Class B Common Stock for $2,484,000 for the nine months ended March 31, 2000.

Note 5   Provision for loss on disposition of pre-press operations:

     During the third quarter of the fiscal year ended June 30, 1999, the Company recorded a charge to earnings in the amount of $2,400,000 as a result of certain unfunded guaranteed pension obligations of the Company's former pre-press operations. At June 30, 1999, the remaining balance of $860,000 relating to these potential obligations was included in "Other accounts payable and accrued liabilities". The Company continues to carry a balance of $833,000 relating to these obligations as a current liability at March 31, 2000, as $27,000, primarily bond and legal costs associated with these obligations, have been charged against this reserve during the nine months ended March 31, 2000.

Note 6   Restructuring charges and related reserves:

     A restructuring charge has been recorded for the three and nine month periods ended March 31, 2000 in the amount of $5,490,000. The reserve was established in order to account for the estimated costs associated with the planned consolidation of production into certain facilities, resulting in a reduction in total employment, primarily in the United States. This charge includes approximately $3,221,000 in employee severance and benefit costs, $1,260,000 in facility lease termination costs, $509,000 related to asset impairment of property, equipment and certain intangibles, and $500,000 in incremental costs due to product discontinuance associated with this restructuring. The consolidation of production includes the closing of one domestic facility and the phasing down of another domestic facility, with the related production being shifted to other existing domestic and overseas facilities. The workforce reductions consist of approximately 100 employees in various employee groups throughout the world, including production, sales, engineering and administration. These restructuring activities are expected to be substantially completed by June 30, 2001. As of March 31, 2000, $4,125,000 is included in "Other accounts payable and accrued liabilities" and $856,000 is included in "Other long-term liabilities". The asset impairment amount of $509,000 has directly reduced the carrying amount of the affected assets by reducing the net book value of property plant and equipment by $331,000, patents by $162,000 and goodwill by $16,000.

     A restructuring reserve was charged against earnings for the year ended June 30, 1999 in the amount of approximately $870,000. The reserve was established in order to accrue the costs associated with planned workforce reductions at the Company's German and Japanese operations, and certain costs associated with a scheduled plant closing in the United States. As of June 30, 1999, $144,000 had been charged against this reserve and the balance of $726,000 was included in "Other accounts payable and accrued liabilities". As of March 31, 2000 this balance has been reduced to $104,000 as $622,000, primarily severance costs, have been charged against this reserve during the nine months ended March 31, 2000.

Note 7 - Income tax benefit:

     Under current accounting pronouncements, Financial Accounting Standards Board Statement No. 109- "Accounting for Income Taxes" ("FAS 109"), deferred tax assets are reduced by a valuation allowance if it is more likely than not that the deferred tax asset will not be realized. The Company has recorded a tax benefit of approximately $4,147,000 for the three and nine months ended March 31, 2000 as a result of decreasing the deferred tax valuation allowance to recognize the effect of a net operating loss carryforward ("NOL") in one of its foreign subsidiaries in accordance with FAS 109. The Company's assessment of the deferred tax valuation allowance has been impacted by the estimated effects that the continuing profitability of the foreign subsidiary will have with regard to the ultimate utilization of foreign NOL's, which in the opinion of management, are more likely than not to be realized in the future.

Note 8 - Business segment information:

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

     The tables below present information about reportable segments for the three and nine month periods ended March 31, 2000, and 1999 (in thousands):


                                        Three months ended  Nine months ended
                                             March 31,            March 31,
                                            (Unaudited)          (Unaudited)
Net Sales:                                2000      1999        2000      1999
  Graphic Products and Controls Group  $ 36,317  $ 36,630    $107,244  $116,720
  Material Handling Group                14,997    21,070      43,174    61,491
  All other                                  92       848         213     1,736
  Total segments                         51,406    58,548     150,631   179,947
  Inter-segment sales                      (695)     (500)     (2,914)   (1,411)
    Total Net Sales                    $ 50,711  $ 58,048    $147,717  $178,536



                                       Three months ended   Nine months ended
                                            March 31,             March 31,
                                           (Unaudited)           (Unaudited)

Operating income (loss):                2000       1999        2000       1999
  Graphic Products and Controls Group  $  509    $ 1,967     $ 5,400    $11,300
  Material Handling Group              (2,497)      (512)     (3,083)     1,151
  All other                              (276)       161        (579)       314
  Total segments                       (2,264)     1,616       1,738     12,765
  Corporate                            (2,007)    (1,107)     (4,984)    (5,239)
    Total operating income (loss)      (4,271)       509      (3,246)     7,526
  Interest expense, net                  (330)      (520)     (1,154)    (1,391)
  Royalty income, net                   1,004      1,064       2,588      2,559
  Minority interest                        (5)        (7)        (19)       (14)
  Other income (expense), net              53       (449)        (67)      (864)
    Income (loss) before income taxes $(3,549)   $   597     $(1,898)   $ 7,816









Note 9 - Recent accounting pronouncements:

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for all fiscal quarters of all fiscal years beginning after March 15, 2000. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impacts of SAB 101, if any, and management has not yet concluded whether or not the adoption of SAB 101 will have a significant effect on the Company's results of operations or its financial position.
















































                     BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain factors which have affected the financial position and consolidated financial statements of Baldwin Technology Company, Inc. (The "Company").

     During the three months ended March 31, 2000, the Company has taken a restructuring charge against earnings resulting from the Company's plan to reduce its worldwide cost base and strengthen its competitive position. The Company estimates that the total cost of implementing the restructuring plan will be approximately $7,000,000, with $5,490,000 recorded in the current period and the balance to be charged against earnings as incurred during implementation. This charge has negatively impacted the results of operations for the three and nine months ended March 31, 2000, as well as the working capital of the Company at March 31, 2000, and is expected to negatively impact cash flow in the near future as it is anticipated that these costs will be incurred during the next twelve to fifteen months.

     Upon completion of the employee reductions and the consolidation of the facilities, it is expected that annual operating costs will be reduced by approximately $6,000,000 which is expected to be completed by June 30, 2001. These estimated annual cost savings consist of approximately $3,800,000 in production compensation, $2,100,000 in selling general and administrative compensation, and $500,000 in facility lease costs, while other production costs, principally freight costs are estimated to increase by approximately $400,000. The Company anticipates that revenues will not be materially impacted as a result of this restructuring program.

     In addition, the Company has recorded a tax benefit of approximately $4,147,000 for the three and nine months ended March 31, 2000 by decreasing the deferred tax valuation allowance to recognize the effect of a net operating loss carryforward ("NOL") in one of its foreign subsidiaries. The Company's assessment of the deferred tax valuation allowance has been impacted by the estimated effect that the continuing profitability of the foreign subsidiary will have with regard to the ultimate utilization of foreign NOL's, which in the opinion of management, are more likely than not to be realized in the future.

     During the three months ended March 31, 1999, the Company recorded a charge against earnings in the amount of $2,400,000 which is the result of a guarantee obligation related to certain pension liabilities associated with the Company's former Pre-press operations. This charge against earnings has negatively impacted the results of operations for the three and nine months ended March 31, 1999.

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


Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) any Year 2000 compliance issues that may arise, (v) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vi) general economic conditions, either domestically or in foreign locations, (vii) the ultimate realization of certain trade receivables, (viii) the timely and successful execution of the restructuring program, and (ix) competitive market influences. Additional factors are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 1999, which should be read in conjunction herewith.


     Nine months Ended March 31, 2000 vs Nine months Ended March 31, 1999

Consolidated Results

    Net sales for the nine months ended March 31, 2000 decreased by $30,819,000, or 17.3%, to $147,717,000 from $178,536,000 for the nine months ended March 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $2,281,000 in the current period. Otherwise, sales would have decreased by $33,100,000, of which $2,243,000 relates to the previously noted divestiture of In-Line. The remaining decrease is primarily the result of reduced product volumes, principally roll handling equipment, including reduced orders from one of the Company's largest OEM customers, and a reduction in equipment orders in the commercial web heatset printing market. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 60.0% in Australia, by 34.7% in the Americas, by 10.4% in Japan, and by 10.0% in Germany. Sales increased by 17.7% in Sweden.

     Gross profit for the nine month period ended March 31, 2000 was $46,795,000 (31.7% of net sales), as compared to $57,437,000 (32.2% of net sales) for the nine month period ended March 31, 1999, a decrease of $10,642,000 or 18.5%. Currency rate fluctuations increased gross profit by $397,000 in the current period. Otherwise gross profit would have decreased by $11,039,000 in the current period. Gross profit was lower due primarily to decreased sales volumes, and to continuing pricing pressures in the market.

     Selling, general and administrative expenses amounted to $31,403,000 (21.3% of net sales), for the nine month period ended March 31, 2000 as compared to $32,879,000 (18.4% of net sales) for the same period in the prior year, a decrease of $1,476,000 or 4.5%. Currency rate fluctuations increased these expenses by $197,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,673,000. Selling expenses decreased by $285,000 which primarily related to reduced sales commissions resulting from lower sales volumes offset by higher trade show costs. General and administrative expenses decreased by $1,388,000 due primarily to reduced incentive compensation costs as a result of the lower profitability of the Company, and expenses of the previously noted divestiture of In-Line in the prior year period. Excluding the $1,100,000 bad debt charge (see
"Liquidity and Capital Resources") in the current period, general and administrative expenses would have decreased by $2,488,000 or 13.2% when compared to the same period in the prior year.

     Engineering and research and development expenses decreased by $1,484,000 compared to the same period in the prior year. Currency rate fluctuations increased these expenses by $78,000 in the current period. Otherwise, these expenses would have decreased by $1,562,000. The decrease in these expenses relates primarily to reduced costs in Japan, Germany and the United States attributable to reduced personnel costs associated with the planned workforce reductions which began during the fiscal year ended June 30, 1999, and the expenses of the previously noted divestiture of In-Line in the prior year period. As a percentage of net sales, engineering and research and development expenses increased by 0.7% to 8.9% for the nine months ended March 31, 2000 compared to 8.2% for the same period in the prior year.

     Interest expense for the nine month period ended March 31, 2000 was $1,390,000 as compared to $1,744,000 for the nine month period ended March
31, 1999, a decrease of $354,000. This decrease was primarily due to lower long-term debt levels during the period, which was slightly offset by higher interest rates. Currency rate fluctuations decreased interest expense by $83,000 in the current period. Interest income amounted to $236,000 and $353,000 for the nine month periods ended March 31, 2000 and March 31, 1999, respectively. This reduction in interest income is primarily due to lower average cash balances during the period. Currency rate fluctuations increased interest income by $11,000 in the current period.

     Other income, net includes net foreign currency transaction losses of $433,000 and $168,000 for the nine months ended March 31, 2000 and 1999, respectively. Currency rate fluctuations increased other income by $167,000 in the current period.

     Certain items have significantly impacted the Company's effective tax rate, specifically the $4,147,000 NOL benefit in the current period and the $2,400,000 provision for the loss on the Pre-press operations in the prior year period. The Company's effective tax rate on income before taxes (excluding the effects of the above noted items) remained flat at 35.9% and 36.0% for the nine month periods ended March 31, 2000 and 1999, respectively. Currency rate fluctuations increased the provision for income taxes by $138,000 in the current period.

     The Company's net income amounted to $2,931,000 for the nine month period ended March 31, 2000, as compared to $4,138,000 for the nine month period ended March 31, 1999. This decrease of $1,207,000 or 29.2%, is primarily due to the $5,490,000 restructuring charge recorded in the current period, the $1,100,000 bad debt charge in the prior quarter and the previously noted overall reduction in sales volumes and related gross profit which have been significantly offset by the $4,147,000 NOL benefit recorded in the current period as discussed above, and the $2,400,000 provision for the loss on the Pre-press operations in the prior year period. Currency rate fluctuations increased net income by $245,000 in the current period. Net income per share amounted to $0.19 basic and diluted for the nine months ended March 31, 2000, as compared to $0.24 basic and diluted for the nine months ended March 31, 1999.

Segment Results

Graphic Products and Controls Group

          Net sales for the nine months ended March 31, 2000 decreased by $9,476,000, or 8.1%, to $107,244,000 from $116,720,000 for the nine months ended
March 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,368,000, otherwise, net sales would have decreased by $11,844,000 in the current period. This decrease is primarily the result of reduced sales levels of on-press accessories and controls in the United States and Europe and post-press equipment and a general economic slowdown in Asia.

          Operating income amounted to $5,400,000 (5.0% of net sales) for the nine months ended March 31, 2000, as compared to $11,300,000 (9.7% of net sales) for the same period in the prior year, a decrease of $5,900,000. Currency rate fluctuations increased the current year's operating income by $309,000, otherwise operating income would have decreased by $6,209,000. This decrease is primarily the result of a restructuring charge applicable to the segment in the amount of $2,928,000, and to the overall decrease in sales levels discussed above, coupled with continuing pricing pressures in the market.

Material Handling Group

          Net sales for the nine months ended March 31, 2000 decreased by $18,317,000, or 29.8%, to $43,174,000 from $61,491,000 for the nine months ended
March 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $628,000, otherwise net sales would have decreased by $17,689,000. This decrease is primarily the result of reduced product volumes, principally roll handling equipment, including reduced orders from one of the Company's largest OEM customers, a reduction in equipment orders in the commercial web heatset printing market, and the effect of the disposition of In-Line during the prior year, which further reduced net sales by $2,243,000.

          Operating loss amounted to $3,083,000 (7.1% of net sales) for the nine months ended March 31, 2000, as compared to operating income of $1,151,000 (1.9% of net sales) for the same period in the prior year, a decrease of $4,234,000. Currency rate fluctuations decreased the current year's operating profit by $91,000. The remaining decrease is primarily the result of the decrease in sales levels, a restructuring charge applicable to the segment in the amount of $2,276,000, and the $1,100,000 bad debt charge for the sale of the pre-petition accounts receivable from Goss in the current year period, offset by the $2,400,000 provision for loss on the Pre-press operations in the prior year period.


  Three Months Ended March 31, 2000 vs Three Months Ended March 31, 1999

Consolidated Results

    Net sales for the three months ended March 31, 2000 decreased by $7,337,000, or 12.6%, to $50,711,000 from $58,048,000 for the three months ended March 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $164,000 in the current period. Otherwise, sales would have decreased by $7,173,000. This decrease is primarily the result of reduced product volumes, principally roll handling equipment, including reduced orders from one of the Company's largest OEM customers. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 31.3% in the Americas, and by 11.6% in Germany. Sales increased by 55.9% in Sweden.

     Gross profit for the three month period ended March 31, 2000 was $16,166,000 (31.9% of net sales), as compared to $18,419,000 (31.7% of net sales) for the three month period ended March 31, 1999, a decrease of $2,253,000 or 12.2%. Currency rate fluctuations decreased gross profit by $144,000 in the current period. Otherwise gross profit would have decreased by $2,109,000 in the current period. Gross profit was lower due primarily to decreased sales volumes as gross profit margins increased 0.2% to 31.9% from 31.7% for the three months ended March 31, 2000 and 1999, respectively.

     Selling, general and administrative expenses amounted to $10,401,000 (20.5% of net sales), for the three month period ended March 31, 2000 as compared to $10,683,000 (18.4% of net sales) for the same period in the prior year, a decrease of $282,000 or 2.6%. Currency rate fluctuations decreased these expenses by $74,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $208,000. Selling expenses increased by $301,000 which primarily related to increased trade show, advertising and marketing costs, which were partially offset by reduced sales commissions resulting from lower sales volumes. General and administrative expenses decreased by $509,000 due primarily to reduced incentive compensation costs as a result of the lower profitability of the Company, and personnel cost reductions associated with the planned workforce reductions which began during the fiscal year ended June 30, 1999.

     Engineering and research and development expenses decreased by $281,000 compared to the same period in the prior year. Currency rate fluctuations decreased these expenses by $65,000 in the current period. Otherwise, these expenses would have decreased by $216,000. The decrease in these expenses relates primarily to personnel cost reductions associated with planned workforce reductions which began during the fiscal year ended June 30, 1999, and costs attributable to reduced subcontracting costs. As a percentage of net sales, engineering and research and development expenses increased by 0.7% to 9.0% for the three months ended March 31, 2000 compared to 8.3% for the same period in the prior year.

     Interest expense for the three month period ended March 31, 2000 was $397,000 as compared to $603,000 for the three month period ended March 31, 1999. This decrease was primarily due to lower long-term debt levels during the current period, which has been slightly offset by slightly higher interest rates. Currency rate fluctuations decreased interest expense by $35,000 in the current period. Interest income amounted to $67,000 and $83,000 for the three month periods ended March 31, 2000 and 1999, respectively. This reduction in interest income is primarily due to decreased cash balances during the period. Currency rate fluctuations decreased interest income by $1,000 in the current period.

     Other income, net includes net foreign currency transaction losses of $142,000 and $94,000 for the three months ended March 31, 2000 and 1999, respectively. Currency rate fluctuations increased other income by $52,000 in the current period.

     Certain items have significantly impacted the Company's effective tax rate, specifically the $4,147,000 NOL benefit in the current period and the $2,400,000 provision for the loss on the Pre-press operations in the prior year period.
The Company's effective tax rate on income before taxes (excluding the effects of the above noted items) was 34.6% for the three month period ended March 31, 2000 as compared to 32.6% for the three month period ended March 31, 1999. Currency rate fluctuations increased the provision for income taxes by $29,000 in the current period. The increase in the current period's effective tax rate is primarily due to higher taxable income in jurisdictions which have higher income tax rates.

     The Company's net income amounted to $1,825,000 for the three month period ended March 31, 2000, as compared to a net loss of $379,000 for the three month period ended March 31, 1999. This increase of $2,204,000 is primarily due to the $4,147,000 NOL benefit recorded in the current period as previously discussed, and the $2,400,000 provision for the loss on the Pre-press operations in the prior year period, which have been partially offset by the $5,490,000 restructuring charge in the current year period and the previously noted overall reduction in sales volumes and related gross profit. Currency rate fluctuations increased net income by $52,000 in the current period. Net income per share amounted to $0.12 basic and diluted for the three months ended March 31, 2000, as compared to net loss per share of $(0.02) basic and diluted for the three months ended March 31, 1999.

Segment Results

Graphic Products and Controls Group

          Net sales for the three months ended March 31, 2000 decreased by $313,000, or 0.9%, to $36,317,000 from $36,630,000 for the three months ended
March 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $152,000, otherwise, net sales would have decreased by $161,000 in the current period. This decrease is primarily the result of reduced sales levels of on-press accessories and controls for the commercial web heatset printing market.


          Operating income amounted to $509,000 (1.4% of net sales) for the three months ended March 31, 2000, as compared to $1,967,000 (5.4% of net sales) for the same period in the prior year, a decrease of $1,458,000. Currency rate fluctuations increased the current year's operating income by $47,000, otherwise operating income would have decreased by $1,505,000. This decrease is primarily the result of a restructuring charge applicable to the segment in the amount of $2,928,000, which was partially offset by reduced incentive compensation and personnel costs.

Material Handling Group

          Net sales for the three months ended March 31, 2000 decreased by $6,073,000, or 28.8%, to $14,997,000 from $21,070,000 for the three months ended
March 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $273,000, otherwise net sales would have decreased by $5,800,000. This decrease is primarily the result of reduced product volumes, principally roll handling equipment, including reduced sales to one of the Company's largest OEM customers.

          Operating loss amounted to $2,497,000 (16.6% of net sales) for the three months ended March 31, 2000, as compared to $512,000 (2.4% of net sales) for the same period in the prior year, a decrease of $1,985,000. Currency rate fluctuations decreased the current year's operating profit by $16,000. The remaining decrease is primarily the result of a restructuring charge applicable to the segment in the amount of $2,276,000, and the overall decrease in sales levels discussed above, offset by the $2,400,000 provision for loss on the Pre-press operations in the prior year period.

             Liquidity and Capital Resources at March 31, 2000
                      Liquidity and Working Capital

          The Company's long-term debt includes $6,250,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also maintains a $25,000,000 Revolving Credit Agreement (the "Revolver") with Bank of America, N.A., as agent.

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

          Both the Senior Notes and the Revolver require the Company to maintain a current ratio, a fixed charges ratio, and a funded debt to cash flow ratio, as those terms are defined in the agreements, of not less than 1.40 to 1.00 and
1.15 to 1.00, or greater than 2.25 to 1.00, respectively. At March 31, 2000, these ratios were 1.55 to 1.00, 0.72 to 1.00 and 2.45 to 1.00, respectively.
The Company is not in compliance with the latter two covenants, primarily as a result of the restructuring charge, and has received a waiver thereon through June 29, 2000. The Company and its lenders have recently agreed to extend the maturity date of the Revolver by 91 days to June 30, 2001. Accordingly, the Company continues to classify amounts due under the Revolver as non-current. Management believes it will be in compliance with financial covenants in the future.

          The Company's working capital decreased by $4,419,000 or 15.2% from $29,154,000 at June 30, 1999 to $24,735,000 at March 31, 2000. Currency rate fluctuations increased working capital by $801,000 in the current period. Otherwise, working capital would have decreased by $5,220,000. The primary reasons for the decrease in working capital were lower cash balances and trade accounts and notes receivable and increases in loans payable, customer deposits, and trade accounts and notes payable and other accrued liabilities (including restructuring charges of $4,125,000), which were significantly offset by increases in inventories and decreases in accrued incentive compensation costs due to the lower profitability of the Company and income taxes payable due mainly to the $4,147,000 NOL benefit realized in the current period.

          Net cash used by investing activities amounted to $2,611,000 for the nine months ended March 31, 2000 as compared to $2,040,000 for the nine months ended March 31, 1999 and resulted from additions to property, plant and equipment, which included investments in the expansion of certain existing facilities in the current period, as well as additions to patents. Additionally, the prior period included net cash used for net acquisitions of businesses.

          Net cash used by financing activities amounted to $7,526,000 for the nine months ended March 31, 2000 as compared to $1,254,000 for the nine months ended March 31, 1999. The increase in cash used by financing activities was primarily due to the net repayments of long-term debt.

          The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company. As of March 31, 2000, these credit facilities total $35,929,000 including amounts available under the Revolver. The Company had outstanding $12,942,000 under these lines of credit, of which $7,433,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at March 31, 2000 are $28,000 lower than they would have been if June 30, 1999 exchange rates had been used.

          On July 30, 1999, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company continues to receive timely payments from the foreign subsidiaries of Goss. The pre-petition accounts receivable from Goss of approximately $4,100,000 were sold pursuant to an agreement between the Company and a third party for approximately $3,000,000. The Company has taken a charge to earnings for the prior quarter ended December 31, 1999 in the amount of $1,100,000 as a bad debt, which is included in General and Administrative expenses. As of March 31, 2000, the entire amount of $3,000,000 has been received from the third party. For the three and nine months ended March 31, 2000, Goss represented less than 10% of the Company's total net sales.

          The estimated cash cost of the restructuring program is expected to be approximately $6,500,000, with approximately $5,600,000 to be spent over the next twelve months and approximately $900,000 (primarily facility lease costs) to be spent over the balance of the lease terms of approximately three years. The Company believes its cash flow from operations and bank lines of credit (before considering the estimated savings from the restructuring program) are sufficient to finance its working capital and other capital requirements for the near and long-term future.

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




Item 3: Quantitative and Qualitative Disclosures About Market Risk:

          A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended June 30, 1999. There have been no material changes during the nine months ended March 31, 2000.




PART II:                     OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.31 Tenth Amendment and Waiver to Amended and Restated Revolving Credit Agreement by and among Baldwin Americas Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin Technology Company, Inc., together with the Borrowers (as "Credit Parties") and Bank of America, N.A. (as "Agent") and Fleet National Bank, together with Agent (as "Lenders") (filed herewith).

         10.32 Employment agreement dated March 1, 2000 and effective as of November 10, 1999 between Baldwin Technology Company, Inc. and Michael R. Samide (filed herewith).

         10.33 Employment agreement dated February 7, 2000 and effective as of February 9, 2000 between Baldwin Technology Company, Inc. and Lawrence M. Miller (filed herewith).

         10.34 Employment agreement dated April 27, 2000 and effective as of April 27, 2000 between Baldwin Technology Company, Inc. and Peter E. Anselmo (filed herewith).


         27      Financial Data Schedule (filed herewith).


     (b) Reports on Form 8-K.

                 The Company filed a Current Report on Form 8-K, dated March 30, 2000, relating to items 5 and 7 of Form 8-K. Such Current Report announced a corporate restructuring plan undertaken by the Company.
























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







Dated:    May 2, 2000