Form 10-K405
period 2000-06-30
BALDWIN TECHNOLOGY CO INC
filed 2000-09-28
CIK 805792

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2000            COMMISSION FILE NUMBER 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

                   DELAWARE                                            13-3258160
       (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
        incorporation or organization)

              12 COMMERCE DRIVE                                          06484
             SHELTON, CONNECTICUT                                      (Zip Code)
   (Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-402-1000

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2000 was $24,433,000.

     Number of shares of Common Stock outstanding at August 31, 2000:

Class A Common Stock...............  13,233,747
Class B Common Stock...............   1,810,883
                                     ----------
  Total............................  15,044,630

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 are incorporated by reference from the Baldwin Technology Company, Inc. Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on November 14, 2000, into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    7
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17
Item 8.   Financial Statements and Supplementary Data.................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   48
Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   48
Item 11.  Executive Compensation......................................   48
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   48
Item 13.  Certain Relationships and Related Transactions..............   48
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   48

CAUTIONARY STATEMENT -- This Form 10-K may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Report on Form 10-K for the year ended June 30, 2000.

                                     PART I

ITEM 1.  BUSINESS

     Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is the leading global manufacturer of controls, accessories and material handling equipment for the printing industry. The Company offers its customers a broad range of products designed to enhance the quality of printed products and increase the productivity and cost-efficiency of the print manufacturing process while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fountain solution and ink control systems, web control and press protection systems, drying systems, web and material handling systems and newspaper inserter equipment.

     The Company sells its products both to printing press manufacturers who incorporate the Company's products into their own printing systems for sale to printers and to printers to upgrade the quality and capability of existing and new printing presses. The Company has product development and manufacturing facilities, as well as sales and service operations, in all major markets worldwide.

INDUSTRY OVERVIEW

     Baldwin operates in a highly fragmented market. The Company defines its business as that of providing controls, accessories and material handling equipment for the printing industry. The Company believes that it produces the most complete line of controls, accessories and material handling equipment for the printing industry.

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

     Offset printing represents a significant segment of the U.S. commercial printing industry, and has become dominant in the international printing market. The Company believes that the future growth of its international markets will be attributable in large part to the increased use of offset printing. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in these markets. Baldwin's worldwide operations enable it to closely monitor new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing equipment requirements of specific local markets throughout the world.

PRINCIPAL PRODUCTS

     The Company manufactures and sells over 100 different products to printers and printing press manufacturers. The Company's product development efforts are focused on the needs of the printer and the printing press manufacturers. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. With the exception of the Company's Baldwin Kansa product line, as a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the industry increases and printers begin to specify certain of the Company's products as part of their accessory or material handling equipment package selected when ordering new printing systems. The Company's Baldwin Kansa product line is primarily marketed to newspaper printers. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's products help printers address increasingly demanding requirements for print quality and environmental and safety issues, as well as enhance productivity and reduce materials waste. The Company's sales have historically increased about equally through both internal product development and acquisitions of product lines and companies.

     The Company's products range in unit price from under $100 to approximately $500,000. Baldwin's principal products by business group are described below:

GRAPHIC PRODUCTS AND CONTROLS GROUP

     CLEANING SYSTEMS. The Company's oldest Cleaning Systems product is the Press Washer which cleans the ink train of an offset press. Additional Cleaning Systems products include the Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner and Guide Roll Cleaner, which all reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2000, 1999 and 1998, net sales of Cleaning Systems represented approximately 35.2%, 30.2% and 29.1% of the Company's net sales, respectively.

     FOUNTAIN SOLUTION CONTROL SYSTEMS. The Company's Fountain Solution Control Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of the water used in the lithographic printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2000, 1999 and 1998, net sales of Fountain Solution Control Systems represented approximately 18.4%, 16.5% and 14.5% of the Company's net sales, respectively.

     WEB CONTROL AND PRESS PROTECTION SYSTEMS. The Company's Web Control Systems improve print quality by precisely controlling the flow of paper through a roll-fed web offset press, which reduces waste and increases press productivity. The Company's Press Protection Systems, designed in response to the increasing number of web leads used in printing today's colorful newspapers, provide an auto-arming electronic package offering high quality press protection in the event of a web break.

     OTHER ACCESSORY AND CONTROL EQUIPMENT. The Company's Ink Control Systems control and regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce ink and paper waste and allow for the use of recyclable ink containers. Other products include Ultra-Violet and Infra-Red Dryers and Gluing Systems. In the fiscal years ended June 30, 2000, 1999 and 1998, net sales of Other Accessory and Control Equipment represented approximately 11.7%, 11.6% and 14.9% of the Company's net sales, respectively.

MATERIAL HANDLING GROUP

     WEB HANDLING SYSTEMS. The Company's Web Handling Systems unwind, rewind and splice paper and other substrates supplied to presses in webs and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows an efficient work flow. In the fiscal years ended June 30, 2000, 1999 and 1998, net sales of Web Handling Systems represented approximately 17.8%, 23.5% and 21.3% of the Company's net sales, respectively.

     MATERIAL HANDLING/STACKING SYSTEMS.  The Company's Material
Handling/Stacking Systems automate the handling of the printed product. The efficient counting, stacking, packing and compressing of printed materials helps to increase press utilization and productivity, reduce and control waste and decrease pressroom labor requirements.

     NEWSPAPER INSERTER EQUIPMENT AND MAILING MACHINE SYSTEMS. The Company's Newspaper Inserter Equipment collates and inserts sections and advertising material into newspapers. The cost of materials in the printing industry continues to pressure printers to reduce other costs, particularly labor costs. When manual processes are replaced by newspaper inserters, payback periods as low as six months have been realized by some purchasers of this equipment. The Company's Mailing Machine Systems fold, label and prepare newspapers for mailing.

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

WORLDWIDE OPERATIONS

     The Company believes that it is the only manufacturer of controls, accessories and material handling equipment for the printing industry which has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia Pacific.

     The following table sets forth the percentages of the Company's net sales attributable to its geographic regions for the fiscal years ended June 30, 2000, 1999 and 1998:

                                                           YEARS ENDED JUNE 30,
                                                          -----------------------
                                                          2000     1999     1998
                                                          -----    -----    -----
Americas................................................   37.7%    44.2%    44.5%
Europe..................................................   33.3     31.4     28.9
Asia Pacific............................................   29.0     24.4     26.6
                                                          -----    -----    -----
           Total........................................  100.0%   100.0%   100.0%
                                                          =====    =====    =====

     In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England and the Netherlands. In Asia Pacific, the Company operates through its subsidiaries in Japan, China and Australia. All of the Company's subsidiaries are wholly owned except for one subsidiary in which the Company holds a 90% interest.

     For additional information relating to the Company's segments and operations in its three geographic regions, see Note 5 -- Notes to Consolidated Financial Statements.

ACQUISITION STRATEGY

     An element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy involves: (i) acquiring new accessory, control and digital print finishing products which can be sold through the Company's existing distribution network; (ii) entering new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company's manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company typically supports the existing management of the acquired entity and participates actively with that management in implementing operational strategies with a view to enhancing the entity's sales, productivity and operating results, as part of the Company's global structure.

MARKETING, SALES AND SUPPORT

     MARKETING AND SALES. The Company markets its products in almost all developed countries throughout the world. Although Baldwin markets all of the Company's product lines in many of these countries, its product mix and distribution channels vary from country to country. The Company has approximately 94 employees devoted to marketing and sales activities in its three principal markets and approximately 47 dealers worldwide. The Company markets its products to printing press manufacturers ("OEM's") and to printers. For the fiscal year ended June 30, 2000 approximately 46% of the Company's net sales were to printing press manufacturers and approximately 54% were directly to printers.

     In the Americas and Europe, the Company markets its products both through direct sales representatives and an extensive dealer network. In Asia Pacific, the Company markets its products through direct sales representatives in Japan, China and Australia and through dealers throughout the rest of Asia.

     SUPPORT. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 124 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

     BACKLOG. The Company's backlog was $65,893,000 as of June 30, 2000, $57,491,000 as of June 30, 1999 and $87,381,000 as of June 30, 1998. Included in
the June 30, 1998 backlog was $3,459,000 of backlog relating to the Company's former in-line finishing operations, which were disposed of in November 1998. Backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders.

     CUSTOMERS. The Company has a diverse customer base. Historically, no single customer accounted for 10% or more of the Company's net sales, except for the fiscal year ended June 30, 1999 in which one customer, Goss Graphic Systems, Inc. ("Goss") accounted for approximately 11% of the Company's net sales (see "Liquidity and Capital Resources" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of Goss). The ten largest customers of Baldwin (including Goss) accounted for approximately 46% of the Company's net sales for the fiscal year ended June 30, 2000. Sales of Baldwin's products are not seasonal. However, sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The only recent exception to this trend has been in the fiscal year ended June 30, 1999, which was primarily due to lower sales to Goss and a lower level of activity in the Japanese market during the second six months of that fiscal year.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company believes its research, development and engineering efforts have been an important factor in establishing and maintaining its leadership position in the field of controls, accessories and material handling equipment for the printing industry. The Company has won six Intertech Awards from the Graphic Arts Technical Foundation. The Intertech Award was established in 1978 to recognize technologies that are predicted to have a major impact on the graphic communications industry, but are not yet in widespread use in the marketplace. Baldwin has devoted substantial efforts to adapt its products to almost all models and sizes of printing presses in use worldwide.

     The Company has product development functions at many of its locations. While the Company believes that this approach to research and development helps the Company to react quickly to meet the needs of its customers, coordination of the Company's product development activities is accomplished within each of the major product groups of Graphic Products and Controls for accessories and control equipment, and Material Handling for web and material handling equipment. This organization ensures focused attention on opportunities within their respective markets, while avoiding duplicative efforts within the Company.

     Baldwin employs approximately 165 persons whose primary function is new product development or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 2000, 1999 and 1998 were $17,962,000, $19,408,000 and
$18,514,000, respectively, representing approximately 9%, 8% and 8% of the Company's net sales in each year, respectively.

PATENTS

     The Company owns or licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. These products represented a substantial portion of the Company's net sales for the fiscal year ended June 30, 2000. The Company's patents expire at different times during the next twenty years; however, one significant patent, which provides for the majority of the Company's current royalty income is scheduled to expire during February 2005. The expiration of patents in the near future is not expected to have a material adverse effect on the Company's net sales, however, other income is expected to be negatively impacted upon the expiration of this patent. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

     The Company conducts its manufacturing operations through a number of operating subsidiaries. The Company has subsidiaries with manufacturing facilities at various locations across North America. In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany and Sweden. These facilities manufacture and assemble complete lines of products that are in demand by printers worldwide and by printing press manufacturers in Europe for shipment throughout the world. In Asia, Baldwin has manufacturing and assembly facilities in Japan and China.

     In general, raw materials required by the Company can be obtained from various sources in the quantities desired. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier.

     The nature of the Company's operations is such that there is little, if any, negative effect upon the environment, and the Company has not experienced any serious problems in complying with environmental protection laws and regulations.

COMPETITION

     Within the highly fragmented printing press accessory industry, the Company produces and markets what it believes to be the most complete line of controls, accessories and material handling equipment. Numerous companies, including vertically integrated printing press manufacturers, manufacture and sell products which compete with one or more of the Company's products. These printing press manufacturers generally have larger staffs and greater financial resources than the Company.

     The Company competes by offering customers a broad product line, coupled with a well known reputation for the reliability of its products and its commitment to service and after-sale support. The Company's ability to compete effectively in the future will depend upon the continued reliability of its products, after-sale support, ability to keep its market position with new proprietary technology and its ability to develop new products which meet the demands of the printing industry.

EMPLOYEES

     The Company employs approximately 978 persons (plus approximately 66 temporary and part-time employees), approximately 447 are production employees, approximately 130 are marketing, sales and customer service employees, approximately 289 are research, development, engineering and technical service employees and approximately 112 are management and administrative employees. Of the Company's 164 employees in its Baldwin Graphic Products Division in the United States, 48 are represented by the International Association of Machinists and Aerospace Workers under a contract which expires in April, 2001. In Europe, employees are represented by various unions under contracts with indefinite terms. In Sweden, 5, 50, and 50 of the Company's 159 employees are represented by Ledarna (SALF), Metall, and Svenska Industritjanstemanna Forbundet, respectively. In Germany, approximately 43 of the Company's 248 employees are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2. PROPERTIES

     The Company owns and leases various manufacturing and office facilities aggregating approximately 585,000 square feet at June 30, 2000. The table below presents the locations and ownership of these facilities:

                                                        SQUARE    SQUARE     TOTAL
                                                         FEET      FEET     SQUARE
                                                         OWNED    LEASED     FEET
                                                        -------   -------   -------
North America.........................................   75,000   218,000   293,000
Germany...............................................            102,000   102,000
Sweden................................................   76,000    49,000   125,000
England...............................................              8,000     8,000
Japan.................................................             43,000    43,000
All other, foreign....................................             14,000    14,000
                                                        -------   -------   -------
           Total square feet owned and leased.........  151,000   434,000   585,000
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

     No matters were submitted to a vote of security holders since November 16, 1999.

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

                                                               HIGH     LOW
                                                              ------   ------
1998 (CALENDAR YEAR)
------------------------
First Quarter...............................................  6.4375   4.9375
Second Quarter..............................................  6.3750   5.5000
Third Quarter...............................................  6.1875   4.2500
Fourth Quarter..............................................  5.7500   4.6250
1999 (CALENDAR YEAR)
------------------------
First Quarter...............................................  6.0000   2.8750
Second Quarter..............................................  3.6250   2.8750
Third Quarter...............................................  3.4375   2.3750
Fourth Quarter..............................................  2.5630   1.8750
2000 (CALENDAR YEAR)
------------------------
First Quarter...............................................  2.4380   1.8750
Second Quarter..............................................  2.3750   1.6250
Third Quarter (through September 8).........................  2.4380   1.8750

     (b) CLASS B COMMON STOCK

     The Company's Class B Common Stock has no established public trading market.

     (c) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of August 31, 2000, the approximate number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 350 and 27, respectively. The Company believes, however, that there are in excess of 2,000 beneficial owners of its Class A Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's income statement and balance sheet data as they relate to the years ended June 30, 2000, 1999, 1998, 1997 and 1996, have been derived from the Company's audited financial statements (including the Consolidated Balance Sheet of the Company at June 30, 2000 and 1999 and the related Consolidated Statements of Income of the Company for the years ended June 30, 2000, 1999 and 1998 appearing elsewhere herein). The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                            YEARS ENDED JUNE 30,
                          --------------------------------------------------------
                            2000        1999        1998        1997        1996
                          --------    --------    --------    --------    --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales.............    $198,602    $232,771    $231,408    $244,146    $259,301
Cost of goods sold....     135,146     158,780     155,151     163,791     173,271
                          --------    --------    --------    --------    --------
Gross profit..........      63,456      73,991      76,257      80,355      86,030
Selling, general and
  administrative
  expenses............      42,193      42,510      43,357      50,435      52,799
Research, development
  and engineering
  expenses............      17,962      19,408      18,514      21,425      21,022
Provision for loss on
  the disposition of
  pre-press
  operations..........                   2,400                  42,407
Restructuring
  charge..............       5,664         870                               3,000
                          --------    --------    --------    --------    --------
Operating (loss)
  income..............      (2,363)      8,803      14,386     (33,912)      9,209
Interest expense......       1,819       2,301       2,792       3,516       4,032
Interest (income).....        (330)       (453)       (521)       (414)       (552)
Royalty (income),
  net.................      (3,111)     (3,468)     (1,884)     (1,652)       (994)
Other expense
  (income), net.......          98         284        (543)       (155)       (496)
                          --------    --------    --------    --------    --------
(Loss) income before
  income taxes........        (839)     10,139      14,542     (35,207)      7,219
(Benefit) provision
  for income taxes....      (5,675)      4,514       5,526       2,790       4,701
                          --------    --------    --------    --------    --------
Net income (loss).....    $  4,836    $  5,625    $  9,016    $(37,997)   $  2,518
                          ========    ========    ========    ========    ========
Basic income (loss)
  per share...........    $   0.31    $   0.33    $   0.53    $  (2.21)   $   0.14
                          ========    ========    ========    ========    ========
Diluted income (loss)
  per share...........    $   0.31    $   0.33    $   0.52    $  (2.21)   $   0.14
                          ========    ========    ========    ========    ========
Weighted average
  number of shares:
  Basic...............      15,652      16,801      17,145      17,228      17,720
                          ========    ========    ========    ========    ========
  Diluted.............      15,652      17,148      17,480      17,228      17,817
                          ========    ========    ========    ========    ========

                                                        JUNE 30,
                                  ----------------------------------------------------
                                    2000       1999       1998       1997       1996
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.................  $ 28,221   $ 27,654   $ 30,066   $ 29,696   $ 46,050
Total assets....................  $160,035   $159,355   $175,028   $162,123   $217,340
Short-term debt.................  $ 11,316   $ 10,290   $ 10,811   $ 14,737   $ 10,196
Long-term debt..................  $ 11,882   $ 16,515   $ 17,072   $ 20,256   $ 33,576
Shareholders' equity............  $ 70,369   $ 66,540   $ 63,457   $ 58,262   $ 97,056

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL. The Company does not consider its business to be seasonal; however, except for the fiscal year ended June 30, 1999, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year. The following schedule shows the Company's net sales for such six month periods over the last five fiscal years to reflect the comparison.

                                                         FIRST SIX      SECOND SIX
                     FISCAL YEAR                           MONTHS         MONTHS
                     -----------                        ------------   ------------
2000..................................................  $ 97,006,000   $101,596,000
1999..................................................  $120,488,000   $112,283,000
1998..................................................  $103,665,000   $127,743,000
1997..................................................  $118,635,000   $125,511,000
1996..................................................  $118,651,000   $140,650,000

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Exhibit 99 to this Report on Form 10-K for the fiscal year ended June 30, 2000.

RESULTS OF OPERATIONS

     The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company, including the notes thereto, presented elsewhere in this report.

                                                          YEARS ENDED JUNE 30,
                                                         -----------------------
                                                         2000     1999     1998
                                                         -----    -----    -----
Net sales..............................................  100.0%   100.0%   100.0%
Cost of goods sold.....................................   68.0     68.2     67.1
                                                         -----    -----    -----
Gross profit...........................................   32.0     31.8     32.9
Selling, general and administrative expenses...........   21.3     18.3     18.7
Research, development and engineering expenses.........    9.0      8.3      8.0
Provision for loss on the disposition of pre-press
  operations...........................................             1.0
Restructuring charge...................................    2.9       .4
                                                         -----    -----    -----
Operating (loss) income................................   (1.2)     3.8      6.2
Interest expense.......................................    (.9)    (1.0)    (1.2)
Interest income........................................     .2       .2       .2
Other income, net......................................    1.5      1.4      1.1
                                                         -----    -----    -----
(Loss) income before income taxes......................    (.4)     4.4      6.3
(Benefit) provision for income taxes...................   (2.8)     2.0      2.4
                                                         -----    -----    -----
Net income.............................................    2.4%     2.4%     3.9%
                                                         =====    =====    =====

FISCAL YEAR ENDED JUNE 30, 2000 VERSUS FISCAL YEAR ENDED JUNE 30, 1999

CONSOLIDATED RESULTS

     NET SALES. Net sales for the fiscal year ended June 30, 2000 decreased by $34,169,000, or 14.7%, to $198,602,000 from $232,771,000 for the fiscal year ended June 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,354,000. Otherwise, net sales would have decreased by $36,523,000, of which $2,243,000 relates to the previously noted divestiture of the Company's former in-line finishing division. The remaining decrease is primarily the result of reduced product volumes, principally roll handling equipment, resulting from reduced shipments to one of the Company's largest OEM customers, and a reduction in equipment shipments to the commercial web heatset printing market. In local currency, sales decreased by 27.2% in the United States, by 11.9% in Japan and by 10.3% in Germany. Sales increased by 9.4% in Sweden.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 2000 was $63,456,000 (32.0% of net sales), compared to $73,991,000 (31.8% of net sales)
for the fiscal year ended June 30, 1999, a decrease of $10,535,000 or 14.2%. Gross profit was lower due primarily to decreased sales volumes, and continuing pricing pressures in the market. Gross profit increased by $417,000 as a result of fluctuations in currency rates and decreased by $533,000 due to the effect of net dispositions from the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $42,193,000 (21.3% of net sales) for the fiscal year ended June 30, 2000, compared to

$42,510,000 (18.3% of net sales) for the prior year, a decrease of $317,000. Currency rate fluctuations increased the current year's expenses by $176,000 and the effect of net dispositions from the prior year reduced expenses by $526,000. Selling expenses increased primarily as a result of higher trade show and advertising costs (including related travel costs), which more than offset reductions in staffing levels and decreases in sales commissions resulting from lower sales volumes. General and administrative expenses decreased primarily as a result of reductions in personnel due to the Company's restructuring efforts and reduced incentive and deferred compensation expenses resulting from the lower profitability of the Company. These reductions more than offset increases in consulting and subcontracting costs and a $1,100,000 bad debt charge for the sale of the pre-petition accounts receivable from a major OEM customer during fiscal 2000.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Research, development and engineering expenses decreased by $1,446,000 over the same period of the prior year. Fluctuations in currency rates increased these expenses by $14,000. Otherwise, these expenses would have decreased by $1,460,000. The decrease in these expenses relates to reduced costs in Japan, Germany and the United States attributed to reduced personnel costs associated with the planned restructuring, and the impact of the previously noted divestiture of the Company's former in-line finishing division in the prior year.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 2000 decreased by $482,000 to $1,819,000, compared to $2,301,000 for the fiscal year ended June 30, 1999. Currency rate fluctuations decreased interest expense by $105,000 in the current period. The remainder of the decrease was due primarily to reductions in the amount of long-term, fixed-rate indebtedness outstanding during the current period which was offset slightly by rising interest rates on variable-rate debt. Interest income was $330,000 and $453,000 for the fiscal years ended June 30, 2000 and June 30, 1999, respectively. Currency rate fluctuations increased interest income by $13,000 in the current period. Other income, primarily royalty income, was $3,013,000 and $3,184,000 for the fiscal years ended June 30, 2000 and June 30, 1999, respectively, and includes foreign currency transaction losses of $251,000 and $176,000 for the current and prior period, respectively. Royalty income was lower by $357,000 in the current period, while currency rate fluctuations increased other income by $232,000 for the current period.

     INCOME TAXES. The Company recorded an income tax benefit of $5,675,000 for the fiscal year ended June 30, 2000 as compared to an income tax provision of $4,514,000 for the fiscal year ended June 30, 1999. Certain items have significantly impacted the Company's effective tax rate. Specifically a $4,147,000 benefit recorded in the current year as a result of a reduction of the valuation allowance related to prior year net operating losses ("NOL's") of the Company's Swedish subsidiaries, and estimate adjustments related to the settlement of both foreign and domestic tax issues. The prior year period included a $2,400,000 special charge related to the disposition of the former pre-press operations for which no tax benefit was recorded. Currency rate fluctuations reduced the tax benefit by $254,000 in the current period.

     NET INCOME. Net income for the fiscal year ended June 30, 2000 was $4,836,000 as compared to $5,625,000 for the fiscal year ended June 30, 1999, or $.31 basic and diluted, and $.33 basic and diluted per share, respectively. For the current period, currency rate fluctuations and net dispositions increased net income by $323,000 and $250,000, respectively. The after-tax impact of $3,795,000 for restructuring charges reduced net income per share by $.24 basic and diluted in the current year, while the income tax benefits noted above positively impacted net income by $5,351,000 or $.34 per share basic and diluted.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

     Net sales for the fiscal year ended June 30, 2000 decreased by $10,406,000, or 6.8%, to $142,722,000 from $153,128,000 for the fiscal year ended June 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,275,000, otherwise, net sales would have decreased by $12,681,000 in the current period. This decrease is primarily the result of reduced sales levels of web on-press accessories and controls in the United States and Europe and an overall economic slowdown in Asia.

     Operating income amounted to $8,509,000 (6.0% of net sales) for the fiscal year ended June 30, 2000, as compared to $14,219,000 (9.3% of net sales) for the prior year, a decrease of $5,710,000. Currency rate fluctuations increased the current year's operating income by $423,000, otherwise operating income would have decreased by $6,133,000. This decrease is primarily the result of the overall decrease in sales levels discussed above, higher trade show costs and a restructuring charge of $3,077,000 in the current year, which more than offset reductions in selling, general and administrative expenses and a restructuring charge of $845,000 in the prior year.

MATERIAL HANDLING GROUP

     Net sales for the fiscal year ended June 30, 2000 decreased by $20,822,000, or 26.2%, to $58,631,000 from $79,453,000 for the fiscal year ended June 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $791,000, otherwise net sales would have decreased by $20,031,000. This decrease is the result of reduced sales volumes, primarily roll handling equipment products, as well as a reduction in equipment orders in the commercial web heatset printing market. The reduction in roll handling equipment volume has resulted from reduced orders from one of the Company's largest OEM customers. Additionally, the effect of the disposition of the Company's former in-line finishing division during the prior year further reduced net sales by $2,243,000.

     Operating loss amounted to $2,164,000 (3.7% of net sales) for the fiscal year ended June 30, 2000, as compared to operating income of $4,640,000 (5.8% of net sales) for the prior year, a decrease of $6,804,000. Currency rate fluctuations decreased the current year's operating profit by $46,000. The remaining decrease is primarily the result of the decreased sales levels discussed above, a restructuring charge of $2,378,000, and a $1,100,000 bad debt charge for the sale of the pre-petition accounts receivable from a major OEM customer in the current year. This decrease was partially offset by the $2,400,000 provisions for loss on the pre-press operations recorded in the prior year.

FISCAL YEAR ENDED JUNE 30, 1999 VERSUS FISCAL YEAR ENDED JUNE 30, 1998

CONSOLIDATED RESULTS

     NET SALES. Net sales for the fiscal year ended June 30, 1999 increased by $1,363,000, or 0.6%, to $232,771,000 from $231,408,000 for the fiscal year ended
June 30, 1998. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the fiscal year ended June 30, 1999 by $1,071,000. Changes in both product volume and mix were primarily responsible for the remainder of the change. In terms of local currency, sales generally increased in Europe and decreased in Asia. Sales increased by 24.6% in Sweden, by 20.5% in France and by 8.2% in the United Kingdom. Sales decreased by 13.8% in Japan, by 0.6% in Germany and by 0.4% in the Americas.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1999 was $73,991,000 (31.8% of net sales), compared to $76,257,000 (32.9% of net sales)
for the fiscal year ended June 30, 1998, a decrease of $2,266,000 or 3.0%. Gross profit increased by $123,000 on fluctuations in currency rates and decreased by $801,000 due to net dispositions. Gross profit for the fiscal year ended June 30, 1999 was lower as a percentage of sales when compared to the prior year. This lower gross profit percentage was due primarily to the effects of increased sales of lower margin material handling equipment, mainly in the Americas, and lower sales levels in Japan, and increased implementation costs for Year-2000 compliant information systems.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $42,510,000 (18.3% of net sales) for the fiscal year ended June 30, 1999, compared to $43,357,000 (18.7% of net sales) for the prior year, a decrease of $847,000. Currency rate fluctuations increased expenses for the fiscal year ended June 30, 1999 by $151,000 and net dispositions reduced expenses by $369,000. General and administrative expenses decreased primarily as a result of reductions in personnel due to the Company's consolidation of facilities and restructuring efforts and reduced incentive and deferred compensation expenses as a result of the lower profitability of the Company. These reductions more than offset increases in consulting and subcontract costs as well as general insurance costs and costs associated with the Company's Year-2000 system implementation effort. Selling expense decreased $310,000 as a result of lower staffing levels and volume related decreases in sales commissions and related travel expenses, which have more than offset increased trade show and advertising expenses.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Research, development and engineering expenses for the fiscal year ended June 30, 1999 increased by $894,000 over the same period of the prior year. Fluctuations in currency rates increased these expenses by $105,000. The remaining increase in these expenses relates to increased engineering project costs.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 1999 decreased by $491,000 to $2,301,000, compared to $2,792,000 for the fiscal year ended June 30, 1998. Currency rate fluctuations increased interest expense by $35,000 in the fiscal year ended June 30, 1999. The remainder of the decrease was due primarily to reductions in the amount of long-term, fixed-rate indebtedness outstanding during the fiscal year ended June 30, 1999, which was replaced by short term borrowings. Such short term borrowings carried a lower interest rate. Interest income was $453,000 and $521,000 for the fiscal years ended June 30, 1999 and June 30, 1998, respectively. Currency rate fluctuations increased interest income by $12,000 in the fiscal year ended June 30, 1999. Other income was $3,184,000 and $2,427,000 for the fiscal years ended June 30, 1999 and June 30, 1998, respectively, and includes foreign currency transaction (losses) gains of $(176,000) and $111,000 for the fiscal years ended June 30, 1999 and 1998, respectively. The remaining net increase in other income is primarily due to increased royalty income. Currency rate fluctuations increased other income by $67,000 for the fiscal year ended June 30, 1999.

     INCOME TAXES. The Company's effective tax rate for the fiscal year ended June 30, 1999 was 44.5%, compared to 38.0% for the fiscal year ended June 30, 1998. This increase is primarily the result of the $2,400,000 special charge related to the disposition of the former pre-press operations for which no tax benefit was recorded. Otherwise, the Company's effective tax rate would have been 36.0%. Currency rate fluctuations decreased the provision for income taxes by $37,000 during the fiscal year ended June 30, 1999. The remaining decrease in the effective tax rate for the fiscal year ended June 30, 1999, excluding the effect of the special charges, is primarily due to increased income in tax jurisdictions for which there are previously unrecognized tax loss carryforwards available.

     NET INCOME. Net income for the fiscal year ended June 30, 1999 was $5,625,000 as compared to $9,016,000 for the fiscal year ended June 30, 1998, or $.33 basic and $.33 diluted, and $.53 basic and $.52 diluted per share, respectively. For the fiscal year ended June 30, 1999, currency rate fluctuations and net dispositions decreased net income by $66,000 and $24,000, respectively. The provision for loss on the disposition of pre-press operations of $2,400,000 and the after-tax impact of $557,000 for restructuring charges reduced net income per share by $.18 basic and $.17 diluted in the fiscal year ended June 30, 1999.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

     Net sales for the fiscal year ended June 30, 1999 increased by $792,000, or 0.5%, to $153,128,000 from $152,336,000 for the fiscal year ended June 30, 1998.
Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the fiscal year ended June 30, 1999 by $1,398,000 and acquisitions added $1,184,000, otherwise, net sales would have decreased by $1,790,000 in the fiscal year ended June 30, 1999. This decrease is primarily the result of reduced sales levels in Japan of cleaning systems, which was partially offset by increased sales in Sweden of spray dampening systems.

     Operating income amounted to $14,219,000 (9.3% of net sales) for the fiscal year ended June 30, 1999, as compared to $15,544,000 (10.2% of net sales) for the prior year, a decrease of $1,325,000. For the fiscal year ended June 30, 1999, currency rate fluctuations decreased operating income by $8,000 and acquisitions added $255,000, otherwise operating income would have decreased by $1,572,000. This decrease is primarily the result of the overall decrease in sales levels discussed above as well as a restructuring charge of $845,000 in the fourth quarter of fiscal year ended June 30, 1999.

MATERIAL HANDLING GROUP

     Net sales for the fiscal year ended June 30, 1999 decreased by $1,818,000, or 2.2%, to $79,453,000 from $81,271,000 for the fiscal year ended June 30, 1998. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the fiscal year ended June 30, 1999 by $617,000, otherwise net sales would have decreased by $1,201,000. This decrease is primarily the result of the disposition of the Company's former in-line finishing division during the fiscal year ended June 30, 1999, which was partially offset by increased sales of roll handling systems.

     Operating income amounted to $4,640,000 (5.8% of net sales) for the fiscal year ended June 30, 1999, as compared to $7,121,000 (8.8% of net sales) for the prior year, a decrease of $2,481,000. For the fiscal year ended June 30, 1999, currency rate fluctuations decreased operating profit by $83,000 and net dispositions accounted for a decrease of $179,000. The remaining decrease is primarily the result of lower gross margins associated with the Company's roll handling systems.

IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's long-term debt includes $6,250,000 of 8.17% senior notes (the "Senior Notes") due October 29, 2000. The Company also maintains a $25,000,000 Revolving Credit Agreement (the

"Revolver") with Bank of America, N.A., formerly NationsBank of North Carolina, as Agent, which matures on October 31, 2001.

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

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as these terms are defined in the agreements) of not less than 1.40 to 1.00. At June 30, 2000, this ratio was
1.61 to 1.00. In addition, the Revolver requires the Company to maintain a specified fixed charges ratio, and a funded debt to cash flow ratio (as defined in the agreements). During the fourth quarter ended June 30, 2000, the Company did not meet these two covenants and received a waiver through September 29, 2000.

     On September 27, 2000, the Company received a commitment letter from lending institutions for a $35,000,000 Revolving Credit Facility (the "Credit Facility"). The Company intends to enter into an agreement related to this commitment which allows the Company to borrow, subject to certain limitations, at variable interest rates ranging from 1.50% to 2.50% over LIBOR, for a period of 3 years. The proceeds from the Credit Facility are expected to be used to replace the existing Revolver, and for working capital and general corporate purposes and permitted acquisitions. The Credit Facility will be subject to certain financial covenants and will be collateralized by a substantial portion of the Company's assets.

     The Company's working capital increased by $567,000 or 2.1% from $27,654,000 at June 30, 1999, to $28,221,000 at June 30, 2000. Foreign currency rate fluctuations accounted for an increase of $904,000, while treasury stock repurchases accounted for a decrease of $2,902,000. Working capital was further decreased by reductions in accounts and notes receivable, due particularly to the Company's lower sales volumes, and increases in accounts payable, customer deposits and short term borrowings. Offsetting these items were increases in inventories, and reductions in income taxes payable and accrued compensation and profit sharing costs due to the lower profitability of the Company.

     The Company utilized $3,336,000 and $3,055,000 for investing activities for the fiscal year ended June 30, 2000 and 1999, respectively. Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 2000, and June 30, 1999, including commitments for capital lease payments, were $2,697,000 and $2,854,000, respectively.

     The net cash used by financing activities was $6,296,000 for the fiscal year ended June 30, 2000 as compared to $5,190,000 for the fiscal year ended June 30, 1999. The difference was primarily caused by significant reductions of the Company's long-term debt in the current period, largely offset by reduced purchases of treasury stock in the current period.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $36,745,000, including amounts available under the Revolver. As of June 30, 2000, the Company had $15,230,000 outstanding under these lines of credit, of which $10,429,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at June 30, 2000 are $93,000 lower than they would have been if June 30, 1999 exchange rates had been used.

     On July 30, 1999, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the

Company has continued to receive timely payments, on a post petition basis, from the foreign subsidiaries of Goss. The pre-petition domestic accounts receivable from Goss of approximately $4,100,000 were sold pursuant to a non-recourse agreement between the Company and a third party for approximately $3,000,000. The Company had taken a charge to earnings during the year ended June 30, 2000 in the amount of $1,100,000 as a bad debt, which is included in General and Administrative expenses. Prior to June 30, 2000, the entire $3,000,000 had been received from the third party.

     For the year ended June 30, 2000, the Company recorded a restructuring charge in the amount of $5,664,000. The restructuring plan is expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. This charge includes estimated costs associated with the planned consolidation of production facilities, resulting in a reduction in total employment, primarily in the United States. Further, this charge includes approximately $3,399,000 in employee severance and benefit costs, $1,169,000 in facility lease termination costs, $509,000 related to asset impairment of property, equipment and certain intangibles and $587,000 in incremental costs associated with this restructuring. The consolidation of production includes the closing of two domestic facilities and the phasing down of another domestic facility, with the related production being shifted to other existing domestic and overseas facilities. The net workforce reductions consist of approximately 100 employees in various employee groups throughout the world, including production, sales, engineering and administration. As of June 30, 2000, $3,753,000 is included in "Other accounts payable and accrued liabilities" and $765,000 is included in "Other long-term liabilities". The asset impairment amount of $509,000 has directly reduced the carrying amount of the affected assets by reducing the net book value of property, plant and equipment by $331,000 and patents and goodwill by $178,000. The Company expects to incur approximately $1,150,000 in additional restructuring costs during the fiscal year ended June 30, 2001 which will be expensed as incurred. The estimated total cash cost of the restructuring program is expected to be approximately $6,305,000, with approximately $4,903,000 expected to be spent over the next twelve months and approximately $765,000 (primarily facility lease costs) expected to be spent over the balance of the lease terms of approximately three years. The restructuring program is expected to save the Company approximately $5,940,000 annually following full implementation of the restructuring program, which is anticipated to be by June 30, 2001.

     The Company believes its cash flow from operations and available bank lines of credit (before considering the estimated savings from the restructuring program) are sufficient to finance its working capital and other capital requirements for the near and long-term future.

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

     Beginning January 1, 1999, the Company began conducting business with customers in both the Euro and the respective national currency. Systems and processes that are initially impacted by this dual currency requirement are customer billing and receivables, payroll and cash management activities, including cash collections and disbursements. To accomplish compliance, the Company is making the necessary systems and process changes and is also working with its financial institutions on various cash management issues. The Company's German operations have begun recording all business transactions in the Euro effective July 1, 2000. In France, the remaining affected country in which the Company operates, the Company currently has new systems and processes in place to accommodate the recording of all business transactions in the Euro, however, the actual recording will not begin until July 1, 2001.

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

     The Company's ongoing efforts with regard to the Euro conversion, and those of its significant customers and suppliers, including financial institutions may, at some time in the future, reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion, or that may cause unexpected competitive or market effects, all contrary to the foregoing statements. This issue, if not resolved favorably, could have a material adverse effect on the Company's results of operations or financial condition in a future period.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company operates internationally and is exposed to certain market risks arising from transactions that in the normal course of business include fluctuations in interest rates and currency exchange rates. While the Company uses derivative financial instruments in order to manage or reduce these risks, typically currency futures contracts, the Company does not enter into derivative or other financial instruments for trading or speculative purposes.

INTEREST RATE AND DEBT SENSITIVITY

     As of June 30, 2000, the Company had debt totaling $23,198,000, most of which bears interest at floating rates. The Company did not have any interest rate swaps in effect at June 30, 2000. Interest rate swaps act as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instruments.

     The Company performed a sensitivity analysis as of June 30, 2000, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one percentage point increase in interest rates would not have a material effect on the Company's results of operations. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

CURRENCY EXCHANGE RATE SENSITIVITY

     The Company derived approximately 62% of its revenues from countries outside of the United States for the fiscal year ended June 30, 2000. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company's policy is to hedge the impact of currency rate fluctuations which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge these exposures. The Company also maintains certain levels of cash denominated in various currencies which acts as a natural overall hedge. The Company plans to adopt the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as of July 1, 2000.

Under the adoption of FAS 133, open foreign currency exchange forward contracts would result in an increase to assets and other comprehensive income of approximately $500,000 net of tax as of July 1, 2000.

     The Company performed a sensitivity analysis as of June 30, 2000 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would not have a material adverse effect on the Company's results of operations. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company's actual exposures and hedges.

                     [THIS PAGE INTENTIONALLY LEFT BLANK.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   21

Consolidated Balance Sheets at June 30, 2000 and June 30,
  1999......................................................   22

Consolidated Statements of Income for the years ended June
  30, 2000, June 30, 1999 and June 30, 1998.................   24

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 2000, June 30, 1999 and June
  30, 1998..................................................   25

Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, June 30, 1999 and June 30, 1998............   26

Notes to Consolidated Financial Statements..................   28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Stamford, Connecticut
August 7, 2000
except as to Note 16, for which
the date is September 28, 2000

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                             JUNE 30,    JUNE 30,
                                                               2000        1999
                                                             --------    --------
CURRENT ASSETS:
  Cash and cash equivalents..............................    $  7,914    $ 10,673
  Accounts receivable trade, net of allowance for
     doubtful accounts of $1,705 ($1,740 at June 30,
     1999)...............................................      36,369      37,387
  Notes receivable, trade................................       9,449       9,511
  Inventories............................................      37,354      31,791
  Prepaid expenses and other.............................       7,312       7,321
                                                             --------    --------
           Total current assets..........................      98,398      96,683
                                                             --------    --------
MARKETABLE SECURITIES:
  (Cost $805 at June 30, 2000 and $681 at June 30,
     1999)...............................................         843         785
                                                             --------    --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings.....................................       4,056       3,060
  Machinery and equipment................................       5,064       6,430
  Furniture and fixtures.................................       4,991       5,313
  Leasehold improvements.................................         244         834
  Capital leases.........................................       1,422       3,413
                                                             --------    --------
                                                               15,777      19,050
Less: Accumulated depreciation and amortization..........      (8,305)    (12,122)
                                                             --------    --------
Net property, plant and equipment........................       7,472       6,928
                                                             --------    --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
  less accumulated amortization of $6,394 ($5,912 at June
  30, 1999)..............................................       3,873       4,534
GOODWILL, less accumulated amortization of $10,352
  ($9,103 at June 30, 1999)..............................      29,561      30,900
DEFERRED TAXES...........................................      14,878       8,837
OTHER ASSETS.............................................       5,010      10,688
                                                             --------    --------
           TOTAL ASSETS..................................    $160,035    $159,355
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             JUNE 30,    JUNE 30,
                                                               2000        1999
                                                             --------    --------
CURRENT LIABILITIES:
  Loans payable..........................................    $  4,801    $  3,893
  Current portion of long-term debt......................       6,515       6,397
  Accounts payable, trade................................      14,188      10,691
  Notes payable, trade...................................      10,358      11,387
  Accrued salaries, commissions, bonus and
     profit-sharing......................................       6,151       6,946
  Customer deposits......................................       8,965       5,661
  Accrued and withheld taxes.............................       2,195       2,271
  Income taxes payable...................................       2,168       7,127
  Other accounts payable and accrued liabilities.........      14,836      14,656
                                                             --------    --------
           Total current liabilities.....................      70,177      69,029
                                                             --------    --------
LONG-TERM LIABILITIES:
  Long-term debt.........................................      11,882      16,515
  Other long-term liabilities............................       7,607       7,271
                                                             --------    --------
           Total long-term liabilities...................      19,489      23,786
                                                             --------    --------
           Total liabilities.............................      89,666      92,815
                                                             --------    --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
     authorized, 16,458,849 shares issued................         165         165
  Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,000,000 shares issued.................          20          20
  Capital contributed in excess of par value.............      57,496      57,496
  Retained earnings......................................      25,629      20,793
  Cumulative translation adjustment......................        (380)     (2,313)
  Unrealized gain on investments net of $15 of deferred
     taxes ($43 at June 30, 1999)........................          23          61
  Less: Treasury stock, at cost:
     Class A -- 3,191,302 shares (1,953,502 at June 30,
     1999) Class B -- 189,117 shares (164,117 at June 30,
     1999)...............................................     (12,584)     (9,682)
                                                             --------    --------
           Total shareholders' equity....................      70,369      66,540
                                                             --------    --------
COMMITMENTS AND CONTINGENCIES............................
                                                             --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $160,035    $159,355
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                   2000        1999        1998
                                                 --------    --------    --------
Net sales......................................  $198,602    $232,771    $231,408
Cost of goods sold.............................   135,146     158,780     155,151
                                                 --------    --------    --------
Gross profit...................................    63,456      73,991      76,257
                                                 --------    --------    --------
Operating expenses:
  General and administrative...................    23,182      23,985      24,634
  Selling......................................    19,011      18,525      18,723
  Engineering..................................    12,209      13,715      13,136
  Research and development.....................     5,753       5,693       5,378
  Provision for loss on the disposition of
     pre-press operations......................                 2,400
  Restructuring charge.........................     5,664         870
                                                 --------    --------    --------
                                                   65,819      65,188      61,871
                                                 --------    --------    --------
Operating (loss) income........................    (2,363)      8,803      14,386
                                                 --------    --------    --------
Other (income) expense:
  Interest expense.............................     1,819       2,301       2,792
  Interest (income)............................      (330)       (453)       (521)
  Royalty (income), net........................    (3,111)     (3,468)     (1,884)
  Other expense (income), net..................        98         284        (543)
                                                 --------    --------    --------
                                                   (1,524)     (1,336)       (156)
                                                 --------    --------    --------
(Loss) income before income taxes..............      (839)     10,139      14,542
                                                 --------    --------    --------
(Benefit) provision for income taxes:
  Domestic:
     Federal...................................    (3,582)      2,148       4,641
     State.....................................      (498)        504         345
  Foreign......................................    (1,595)      1,862         540
                                                 --------    --------    --------
           Total income tax (benefit)
              provision........................    (5,675)      4,514       5,526
                                                 --------    --------    --------
Net income.....................................  $  4,836    $  5,625    $  9,016
                                                 ========    ========    ========
Basic income per share.........................  $   0.31    $   0.33    $   0.53
                                                 ========    ========    ========
Diluted income per share.......................  $   0.31    $   0.33    $   0.52
                                                 ========    ========    ========
Weighted average shares outstanding:
  Basic........................................    15,652      16,801      17,145
                                                 ========    ========    ========
  Diluted......................................    15,652      17,148      17,480
                                                 ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                 CLASS A              CLASS B          CAPITAL                             UNREALIZED
                              COMMON STOCK          COMMON STOCK      IN EXCESS              CUMULATIVE       GAIN
                           -------------------   ------------------    OF PAR     RETAINED   TRANSLATION    (LOSS) ON
                             SHARES     AMOUNT    SHARES     AMOUNT     VALUE     EARNINGS   ADJUSTMENTS   INVESTMENTS
                           ----------   ------   ---------   ------   ---------   --------   -----------   -----------
Balance at June 30, 1997   16,391,683    $164    2,000,000    $20      $57,185    $ 6,152      $   538        $113
Year ended June 30, 1998:
  Net income for the year                                                           9,016
  Translation adjustment                                                                        (3,961)
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                                                                        (34)
  Comprehensive income
  Stock options exercised      40,000                                      174
                           ----------    ----    ---------    ---      -------    -------      -------        ----
Balance at June 30, 1998   16,431,683     164    2,000,000     20       57,359     15,168       (3,423)         79

Year ended June 30, 1999:
  Net income for the year                                                           5,625
  Translation adjustment                                                                         1,110
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                                                                        (18)
  Comprehensive income
  Stock options exercised      27,166       1                              137
  Purchase of treasury
    stock
                           ----------    ----    ---------    ---      -------    -------      -------        ----
Balance at June 30, 1999   16,458,849     165    2,000,000     20       57,496     20,793       (2,313)         61

Year ended June 30, 2000:
  Net income for the year                                                           4,836
  Translation adjustment                                                                         1,933
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                                                                        (38)
  Comprehensive income
  Purchase of treasury
    stock
                           ----------    ----    ---------    ---      -------    -------      -------        ----
Balance at June 30, 2000   16,458,849    $165    2,000,000    $20      $57,496    $25,629      $  (380)       $ 23
                           ==========    ====    =========    ===      =======    =======      =======        ====

                                 TREASURY
                                   STOCK
                           ---------------------   COMPREHENSIVE
                             SHARES      AMOUNT    INCOME (LOSS)
                           ----------   --------   -------------
Balance at June 30, 1997   (1,266,919)  $ (5,910)
Year ended June 30, 1998:
  Net income for the year                             $ 9,016
  Translation adjustment                               (3,961)
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                   (34)
                                                      -------
  Comprehensive income                                $ 5,021
                                                      =======
  Stock options exercised
                           ----------   --------
Balance at June 30, 1998   (1,266,919)    (5,910)
Year ended June 30, 1999:
  Net income for the year                             $ 5,625
  Translation adjustment                                1,110
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                   (18)
                                                      -------
  Comprehensive income                                $ 6,717
                                                      =======
  Stock options exercised
  Purchase of treasury
    stock                    (850,700)    (3,772)
                           ----------   --------
Balance at June 30, 1999   (2,117,619)    (9,682)
Year ended June 30, 2000:
  Net income for the year                             $ 4,836
  Translation adjustment                                1,933
  Unrealized loss on
    available-for-sale
    securities, net of
    tax                                                   (38)
                                                      -------
  Comprehensive income                                $ 6,731
                                                      =======
  Purchase of treasury
    stock                  (1,262,800)    (2,902)
                           ----------   --------
Balance at June 30, 2000   (3,380,419)  $(12,584)
                           ==========   ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        FOR THE YEARS ENDED JUNE 30,
                                                      --------------------------------
                                                        2000        1999        1998
                                                      --------    --------    --------
Cash flows from operating activities:
  Net income........................................  $  4,836    $  5,625    $  9,016
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization..................     3,758       3,662       3,985
     Accrued retirement pay.........................      (650)        338         569
     Provision for losses on accounts receivable....     1,489          35         303
     Provision for loss on the disposition of
        pre-press operations........................                 2,400
     Restructuring charge...........................     5,664         870
     Changes in assets and liabilities net of
        effects from the acquisitions and
        disposition:
        Accounts and notes receivable...............     3,492       5,611      (5,060)
        Inventories.................................    (5,727)       (426)     (9,101)
        Prepaid expenses and other..................       (53)       (738)       (921)
        Other assets................................    (1,442)         67      (5,964)
        Customer deposits...........................     3,230      (7,433)      8,408
        Accrued compensation........................      (849)     (2,258)      1,883
        Payments against restructuring charges......      (637)
        Accounts and notes payable, trade...........       808      (4,417)      1,509
        Income taxes payable........................    (5,757)     (3,435)      5,539
        Accrued and withheld taxes..................       (48)         24         427
        Other accounts payable and accrued
           liabilities..............................    (2,874)     (3,559)      2,735
        Interest payable............................        96         (11)        (86)
                                                      --------    --------    --------
Net cash provided (used) by operating activities....     5,336      (3,645)     13,242
                                                      --------    --------    --------
Cash flows from investing activities:
  Proceeds from the disposition of businesses.......                 2,798       5,925
  Acquisitions of subsidiaries, net of cash
     acquired.......................................                (2,999)
  Additions of property.............................    (2,908)     (2,334)     (1,967)
  Additions of patents, trademarks and drawings.....      (428)       (520)       (432)
                                                      --------    --------    --------
Net cash (used) provided by investing activities....    (3,336)     (3,055)      3,526
                                                      --------    --------    --------
Cash flows from financing activities:
  Long-term borrowings..............................    33,878      16,704       9,806
  Short-term borrowings.............................     3,197       4,536       3,619
  Long-term debt repayment..........................   (38,086)    (16,963)    (12,896)
  Short-term debt repayment.........................    (2,503)     (5,383)     (6,899)
  Stock options exercised...........................                   138         174
  Principal payments under capital lease
     obligations....................................      (308)       (288)       (282)
  Other long-term liabilities.......................       428        (162)       (178)
  Treasury stock purchased..........................    (2,902)     (3,772)
                                                      --------    --------    --------
Net cash used by financing activities...............    (6,296)     (5,190)     (6,656)
                                                      --------    --------    --------
Effect of exchange rate changes.....................     1,537         537      (1,539)
                                                      --------    --------    --------
Net (decrease) increase in cash and cash
  equivalents.......................................    (2,759)    (11,353)      8,573
Cash and cash equivalents at beginning of year......    10,673      22,026      13,453
                                                      --------    --------    --------
Cash and cash equivalents at end of year............  $  7,914    $ 10,673    $ 22,026
                                                      ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                       FOR THE YEARS ENDED JUNE 30,
                                                       -----------------------------
                                                        2000       1999       1998
                                                       -------    -------    -------
                                                              (IN THOUSANDS)
Cash paid during the period for:
  Interest...........................................  $1,915     $2,312     $2,878
  Income taxes.......................................  $4,132     $8,500     $5,917

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  FISCAL YEAR ENDED JUNE 30, 1998:

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION OF BUSINESS:

     Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin" or the "Company") are engaged primarily in the development, manufacture and sale of controls, accessories and material handling equipment for the printing industry.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The following are the significant accounting policies followed by the
Company:

     CONSOLIDATION. The consolidated financial statements include the accounts of Baldwin, its wholly owned subsidiaries and a 90% owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at year-end (current) exchange rates and components of revenue and expense are translated at average rates for the year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of income. Net transaction gains (losses) credited or charged to income for the years ended June 30, 2000, 1999 and 1998 were $(251,000), $(176,000), and $111,000, respectively.

     HEDGING. The Company operates internationally and is exposed to certain market risks arising from transactions that in the normal course of business include fluctuations in interest rates and currency exchange rates. While the Company uses derivative financial instruments in order to manage or reduce these risks, typically currency futures contracts, the Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's policy is to hedge the impact of currency rate fluctuations which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge these exposures.

     CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customer in the event of customer non-payment. The Company's ten largest customers accounted for approximately 46% of the Company's net sales for each of the fiscal years ended June 30, 2000 and 1999.

     MARKETABLE SECURITIES. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of shareholders' equity. Cost is determined using the average cost method.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $1,074,000 and $911,000 greater as of June 30, 2000 and 1999, respectively.

     PLANT AND EQUIPMENT. The Company depreciates its assets over their estimated useful lives. The estimated useful lives ranges from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the life of the lease for leasehold improvements and

                        BALDWIN TECHNOLOGY COMPANY, INC.

5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,987,000, $1,893,000 and $2,263,000 for the fiscal years ended June 30,
2000, 1999 and 1998, respectively.

     PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS. The cost of patents, trademarks and engineering drawings are being amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 20 years. Amortization expense amounted to $743,000, $774,000 and $761,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     GOODWILL. Goodwill represents the excess of purchase price over the fair market value of net assets acquired and is being amortized over 40 years on a straight-line basis. Goodwill is measured for possible impairment, as of each balance sheet date, based upon undiscounted future cash flows from the related operations. Should such undiscounted future cash flows be less than the carrying value, a write-down to fair market value may be required. Goodwill increased $565,000 in fiscal 2000 (increased $175,000 in fiscal 1999) due to the impact of foreign exchange fluctuations. Amortization expense amounted to $1,028,000, $995,000, and $961,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     INCOME TAXES. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards, which are expected to be realized. A valuation allowance is recorded to reduce a deferred tax asset to that portion which is expected to more likely than not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits only as reassessment indicates that it is more likely than not that these benefits will be realized.

     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable and other short and long term borrowings. The current carrying amount of these instruments approximates fair market value.

     DEFERRED LOAN ORIGINATION COSTS. At June 30, 2000, these costs were $1,222,000 less $1,193,000 of accumulated amortization ($1,252,000 less $1,127,000 of accumulated amortization at June 30, 1999) and were included in "Other assets".

     WARRANTY AND CUSTOMER SUPPORT. Estimated future warranty and customer support obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company has accrued estimated future warranty and customer support obligations of $3,676,000 and $4,545,000 at June 30, 2000 and 1999 respectively, which are included in "Other accounts payable and accrued liabilities".

     NET INCOME (LOSS) PER SHARE. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted income (loss) per share includes 0 (zero), 347,000 and 335,000 shares, for the years

                        BALDWIN TECHNOLOGY COMPANY, INC.

ended June 30, 2000, 1999 and 1998, respectively, which represent potentially dilutive securities. These include primarily outstanding options to purchase the Company's common stock.

     COMPREHENSIVE INCOME (LOSS). As shown in the Statement of Changes in Shareholders' Equity, comprehensive income (loss) is a measure of net income
(loss) and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders.

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

     NEWLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The effective date of FAS 133 has been delayed, and is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (July 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations. The Company's assets and other comprehensive income however, are expected to increase by approximately $500,000 net of tax as of July 1, 2000 due to the adoption of FAS 133.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (April 1, 2001 for the Company). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is currently evaluating the impacts of SAB 101, if any, and management has not yet concluded whether or not the adoption of SAB 101 will have a significant effect on the Company's results of operations or its financial position.

     RECLASSIFICATIONS. Certain items have been reclassified to conform to the current year's presentation.

NOTE 3 -- PROVISION FOR LOSS ON THE DISPOSITION OF PRE-PRESS OPERATIONS:

     In June 1997, the Company sold all of the outstanding shares of its former pre-press operations to Kaber Imaging, Inc. (the "Purchaser"). The Company recorded a loss on this disposition in the amount of $42,407,000 in the fiscal year ended June 30, 1997. As a result of the original purchase of the former pre-press operations by the Company in July 1990, the Company guaranteed certain unfunded pension liabilities. In conjunction with the sale of the pre-press operation in June 1997, the Purchaser contractually agreed to have the Company removed from these guarantee obligations, and further, to reimburse the Company for any claims brought against the Company regarding these pension liabilities. As a result of the Purchaser's and the former pre-press operations' bankruptcy filings in

                        BALDWIN TECHNOLOGY COMPANY, INC.

February 1999, the Company became required to fulfill its guarantee obligation with respect to these pension liabilities. Accordingly, the Company has recorded a charge to earnings for the year ended June 30, 1999 in the amount of $2,400,000, the estimated amount of these obligations. As of June 30, 2000, the Company has paid $1,567,000, and the remaining balance of $833,000, is included as a current liability in "Other accounts payable and accrued liabilities".

NOTE 4 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

     For the year ended June 30, 2000, the Company recorded a restructuring charge in the amount of $5,664,000. This charge was recorded in order to account for the estimated costs associated with the planned consolidation of production into certain facilities, resulting in a reduction in total employment, primarily in the United States. This charge includes approximately $3,399,000 in employee severance and benefit costs, $1,169,000 in facility lease termination costs, $509,000 related to asset impairment of property, equipment and certain intangibles and $587,000 in incremental costs associated with this restructuring. The consolidation of production includes the closing of two domestic facilities and the phasing down of another domestic facility, with the related production being shifted to other existing domestic and overseas facilities. The net workforce reductions consist of approximately 100 employees in various employee groups throughout the world, including production, sales, engineering and administration. These restructuring activities are expected to be substantially complete by June 30, 2001. As of June 30, 2000, $3,753,000 is included in "Other accounts payable and accrued liabilities" and $765,000 in included in "Other long-term liabilities". The asset impairment amount of $509,000 has directly reduced the carrying amount of the affected assets by reducing the net book value of property, plant and equipment by $331,000 and patents and goodwill by $178,000.

     A restructuring reserve was charged against earnings for the year ended June 30, 1999 in the amount of $870,000. The reserve was established in order to accrue the costs associated with planned workforce reductions at the Company's German and Japanese operations, and certain costs associated with a scheduled plant closing in the Americas. As of June 30, 2000, $870,000 has been charged against this reserve.

NOTE 5 -- BUSINESS SEGMENT INFORMATION:

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

     The accounting policies of the operating segments are the same as those described in Note 2. An operating segment's performance is primarily evaluated based on operating profit. Sales by major country are determined based on the country in which the subsidiary is legally domiciled. Long-lived

                        BALDWIN TECHNOLOGY COMPANY, INC.

assets are principally comprised of net property, plant and equipment; patents and trademarks; goodwill; and certain other assets.

     The tables below present information about reported segments for the years ended June 30, 2000, 1999 and 1998 (in thousands):

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
NET SALES:                                                    --------   --------   --------
  Graphic Products and Controls Group.......................  $142,722   $153,128   $152,336
  Material Handling Group...................................    58,631     79,453     81,271
  All other.................................................       636      1,900        928
                                                              --------   --------   --------
Total segments..............................................   201,989    234,481    234,535
Inter-segment sales.........................................    (3,387)    (1,710)    (3,127)
                                                              --------   --------   --------
           Total Net Sales..................................  $198,602   $232,771   $231,408
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
OPERATING (LOSS) INCOME: (a)                                  --------   --------   --------
  Graphic Products and Controls Group.......................  $  8,509   $ 14,219   $ 15,554
  Material Handling Group...................................    (2,164)     4,640      7,121
  All other.................................................      (289)       144     (1,169)
                                                              --------   --------   --------
Total segments..............................................     6,056     19,003     21,506
Corporate...................................................    (8,419)    (7,800)    (7,120)
Provision for loss on disposal of pre-press operations......               (2,400)
                                                              --------   --------   --------
Total operating (loss) income...............................    (2,363)     8,803     14,386
Interest expense, net.......................................    (1,489)    (1,848)    (2,271)
Other income, net (b).......................................     3,013      3,184      2,427
                                                              --------   --------   --------
           (Loss) income before income taxes................  $   (839)  $ 10,139   $ 14,542
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
IDENTIFIABLE ASSETS:                                          --------   --------   --------
  Graphic Products and Controls Group.......................  $ 92,285   $ 85,861   $ 87,119
  Material Handling Group...................................    45,526     51,145     60,416
  All other.................................................     1,150      1,091      1,121
                                                              --------   --------   --------
Total segments..............................................   138,961    138,097    148,656
Corporate...................................................    21,074     21,258     26,372
                                                              --------   --------   --------
           Total identifiable assets........................  $160,035   $159,355   $175,028
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
CAPITAL EXPENDITURES:                                         --------   --------   --------
  Graphic Products and Controls Group.......................  $  1,286   $  1,710   $  1,361
  Material Handling Group...................................     1,867      1,071        953
  All other.................................................                   11         11
                                                              --------   --------   --------
Total segments..............................................     3,153      2,792      2,325
Corporate...................................................       183         62         74
                                                              --------   --------   --------
           Total capital expenditures.......................  $  3,336   $  2,854   $  2,399
                                                              ========   ========   ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
DEPRECIATION AND AMORTIZATION:                                --------   --------   --------
  Graphic Products and Controls Group.......................  $  1,578   $  1,733   $  1,483
  Material Handling Group...................................     1,968      2,021      2,287
  All other.................................................        25         26         18
                                                              --------   --------   --------
Total segments..............................................     3,571      3,780      3,788
Corporate and eliminations..................................       187       (118)       197
                                                              --------   --------   --------
           Total depreciation and amortization..............  $  3,758   $  3,662   $  3,985
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
GEOGRAPHIC INFORMATION:                                       --------   --------   --------
  Sales by major country:
  United States.............................................  $ 74,655   $102,566   $102,579
  Japan.....................................................    54,016     52,633     59,565
  Germany...................................................    29,281     36,368     35,990
  Sweden....................................................    23,989     23,075     19,169
  All other -- foreign......................................    16,661     18,129     14,105
                                                              --------   --------   --------
           Total sales by major country.....................  $198,602   $232,771   $231,408
                                                              ========   ========   ========

LONG-LIVED ASSETS BY MAJOR COUNTRY:
  United States.............................................  $ 22,988   $ 24,813   $ 25,707
  Japan.....................................................     5,565      5,017      4,511
  Germany...................................................     3,243      3,570      3,703
  Sweden....................................................     7,190      6,488      7,270
  All other -- foreign......................................     2,312      2,849        379
                                                              --------   --------   --------
           Total long-lived assets by major country.........  $ 41,298   $ 42,737   $ 41,570
                                                              ========   ========   ========

(a) Operating (loss) income reported for the segments has been reduced by the following special charges:

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                   2000        1999        1998
RESTRUCTURING CHARGES:                           --------    --------    --------
  Graphic Products and Controls Group..........  $  3,077    $    845    $      0
  Material Handling Group......................     2,378
                                                 --------    --------    --------
  All other....................................
Total segments.................................     5,455         845           0
Corporate......................................       209          25
                                                 --------    --------    --------
           Total restructuring charges.........  $  5,664    $    870    $      0
                                                 ========    ========    ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                       FOR THE YEARS ENDED JUNE 30,
                                                     --------------------------------
BAD DEBT CHARGE RELATED TO THE SALE OF PRE-PETITION    2000        1999        1998
ACCOUNTS RECEIVABLE:                                 --------    --------    --------
Material Handling Group..........................    $  1,100    $      0    $      0
                                                     --------    --------    --------
           Total bad debt charge.................    $  1,100    $      0    $      0
                                                     ========    ========    ========

---------------------
(b) Other income (expense) is comprised of the following items:

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                   2000        1999        1998
OTHER INCOME (EXPENSE):                          --------    --------    --------
Royalty income, net............................  $  3,111    $  3,468    $  1,884
Other income (expense), net....................       (98)       (284)        543
                                                 --------    --------    --------
           Total other income, net.............  $  3,013    $  3,184    $  2,427
                                                 ========    ========    ========

NOTE 6 -- INVENTORIES:

     Inventories consist of the following:

                                                           JUNE 30, 2000
                                              ---------------------------------------
                                               DOMESTIC       FOREIGN        TOTAL
                                              -----------   -----------   -----------
Raw materials...............................  $ 9,787,000   $ 9,772,000   $19,559,000
In process..................................    4,103,000     5,530,000     9,633,000
Finished goods..............................    4,518,000     3,644,000     8,162,000
                                              -----------   -----------   -----------
                                              $18,408,000   $18,946,000   $37,354,000
                                              ===========   ===========   ===========

                                                           JUNE 30, 1999
                                              ---------------------------------------
                                               DOMESTIC       FOREIGN        TOTAL
                                              -----------   -----------   -----------
Raw materials...............................  $ 4,868,000   $ 7,446,000   $12,314,000
In process..................................    7,503,000     5,386,000    12,889,000
Finished goods..............................    4,556,000     2,032,000     6,588,000
                                              -----------   -----------   -----------
                                              $16,927,000   $14,864,000   $31,791,000
                                              ===========   ===========   ===========

     Foreign inventories decreased by $164,000 (decreased by $123,000 in 1999) due to translation rates in effect at June 30, 2000 when compared to rates at June 30, 1999.

NOTE 7 -- LOANS PAYABLE:

                                                             RATE           AMOUNT
                                                        ---------------   ----------
LOANS PAYABLE AT JUNE 30, 2000:
Foreign subsidiaries..................................   3.63% (average)  $4,801,000
                                                                          ==========
LOANS PAYABLE AT JUNE 30, 1999:
Foreign subsidiaries..................................   2.91% (average)  $3,893,000
                                                                          ==========

     The maximum amount of loans payable outstanding during the year ended June 30, 2000 was $6,928,000 ($6,624,000 in 1999). Average rates are weighted by month and reflect the monthly

                        BALDWIN TECHNOLOGY COMPANY, INC.

amount of short-term borrowing in use and the respective rates of interest thereon. Loans payable increased by $214,000 (decreased by $259,000 in 1999), due to translation rates in effect at June 30, 2000 when compared to rates at June 30, 1999.

NOTE 8 -- LONG-TERM DEBT:

                                               JUNE 30, 2000              JUNE 30, 1999
                                          ------------------------   ------------------------
                                           CURRENT      LONG-TERM     CURRENT      LONG-TERM
                                          ----------   -----------   ----------   -----------
Notes payable in equal annual
  installments through October 2000,
  interest rate 8.17%...................  $6,250,000   $         0   $6,250,000   $ 6,250,000
Note payable September 2001, interest
  rate 9.50%............................                 4,500,000
Note payable September 2001, interest
  rate (2.125% over LIBOR) 7.69%........                 3,000,000                  6,000,000
Note payable September 2001, interest
  rate (2.125% over LIBOR) 5.20%........                 2,929,000                  3,165,000
Note payable by foreign subsidiary
  through 2008, interest rate 5.00%.....     102,000       743,000      106,000       877,000
Note payable by foreign subsidiary
  through April 2001, interest rate
  3.50%.................................      24,000
Note payable by foreign subsidiary
  through February 2020, interest rate
  4.50%.................................      34,000       637,000
Notes payable by foreign subsidiary
  through December 2001, interest rate
  4.50%.................................      30,000        15,000       32,000        47,000
Notes payable by foreign subsidiary
  through February 2002, interest rate
  4.90%.................................      64,000        41,000                    175,000
Note payable by foreign subsidiary
  through January 2003, interest rate
  4.90%.................................      10,000        17,000
Note payable by foreign subsidiary
  through August 2000, interest rate
  6.75%.................................       1,000                      9,000         1,000
                                          ----------   -----------   ----------   -----------
                                          $6,515,000   $11,882,000   $6,397,000   $16,515,000
                                          ==========   ===========   ==========   ===========

     Notes payable, denominated in currencies other than the U.S. dollar, decreased by $307,000 (decreased by $232,000 in 1999), due to translation rates in effect at June 30, 2000 when compared to rates at June 30, 1999. The foreign note due through 2008, with an interest rate of 5.00%, is collateralized by buildings as outlined in the indenture relating thereto. Approximately $202,000 of the loans included above are collateralized by assets of foreign subsidiaries of the Company. The notes payable through October 2000 (the "Senior Notes") and the notes payable through September 2001 (the "Revolver", a $25,000,000 credit facility) are collateralized by a pledge of the capital stock of the Company's domestic subsidiaries. The Senior Notes and the Revolver require the Company to maintain certain financial covenants and have certain restrictions regarding the payments of dividends, limiting them to $1,000,000 plus 50% of the Company's net income after January 1, 1997.

     Both the Senior Notes and the Revolver require the Company to maintain a ratio of current assets to current liabilities (as these terms are defined in the agreements) of not less than 1.40 to 1.00. At June 30, 2000, this ratio was
1.61 to 1.00. In addition, the Revolver requires the Company to

                        BALDWIN TECHNOLOGY COMPANY, INC.

maintain a specified fixed charges ratio, and a funded debt to cash flow ratio (as defined in the agreements). During the fourth quarter ended June 30, 2000, the Company did not meet these two covenants and received a waiver through September 29, 2000.

     Maturities of long-term debt in each fiscal year ending after June 30, 2000 are as follows:

                FISCAL YEAR ENDING JUNE 30,
                ---------------------------
2001........................................................  $ 6,515,000
2002........................................................   10,632,000
2003........................................................      143,000
2004........................................................      137,000
2005........................................................      137,000
2006 and thereafter.........................................      833,000
                                                              -----------
                                                              $18,397,000
                                                              ===========

     At June 30, 2000, the Company had available lines of credit of $36,745,000 upon which $15,230,000 had been drawn and of which $10,429,000 is included in long-term debt. Only the Revolver has associated commitment fees. The commitment fees, which are calculated quarterly, range from one-quarter to one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the years ended June 30, 2000, 1999 and 1998 were $44,000, $41,000 and $71,000, respectively.

NOTE 9 -- TAXES ON INCOME:

     (Loss) income before income taxes and the (benefit) provision for income taxes are comprised of:

                                                FOR THE YEARS ENDED JUNE 30,
                                          -----------------------------------------
                                             2000           1999           1998
                                          -----------    -----------    -----------
(Loss) income before income taxes:
  Domestic............................    $(7,878,000)   $ 7,379,000    $11,378,000
  Foreign.............................      7,039,000      2,760,000      3,164,000
                                          -----------    -----------    -----------
                                          $  (839,000)   $10,139,000    $14,542,000
                                          ===========    ===========    ===========
(Benefit) provision for income taxes:
  Currently payable:
     Domestic.........................    $(2,119,000)   $ 1,578,000    $ 6,486,000
     Foreign..........................      2,171,000      2,612,000      4,571,000
                                          -----------    -----------    -----------
                                               52,000      4,190,000     11,057,000
                                          -----------    -----------    -----------
  Deferred:
     Domestic.........................     (1,962,000)                   (1,500,000)
     Foreign..........................     (3,765,000)       324,000     (4,031,000)
                                          -----------    -----------    -----------
                                           (5,727,000)       324,000     (5,531,000)
                                          -----------    -----------    -----------
           Total income tax (benefit)
              provision...............    $(5,675,000)   $ 4,514,000    $ 5,526,000
                                          ===========    ===========    ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows:

                                                                             JUNE 30,
                                        -----------------------------------------------------------------------------------
                                                          2000                                       1999
                                        ----------------------------------------   ----------------------------------------
                                          ASSETS      LIABILITIES      TOTAL         ASSETS      LIABILITIES      TOTAL
                                        -----------   -----------   ------------   -----------   -----------   ------------
Foreign tax credit carryforwards......  $ 3,017,000                                $ 6,505,000
Foreign net operating loss
  carryforwards.......................   18,464,000                                 17,969,000
Capital loss carryforwards............    3,739,000                                  3,475,000
Inventories...........................    2,138,000                                  2,258,000
Pension...............................    1,514,000                                  1,718,000
Restructuring.........................    1,730,000
Other, individually less than 5%......    2,456,000    $824,000                      2,723,000   $1,078,000
                                        -----------    --------                    -----------   ----------
Net Deferred Tax Asset and
  Liability...........................  $33,058,000    $824,000     $ 32,234,000   $34,648,000   $1,078,000    $ 33,570,000
                                        ===========    ========                    ===========   ==========
Valuation Allowance...................                               (17,356,000)                               (24,733,000)
                                                                    ------------                               ------------
        Total Net Deferred Tax
          Assets......................                              $ 14,878,000                               $  8,837,000
                                                                    ============                               ============

     At June 30, 2000, net operating loss carryforwards of $66,103,000 are available to reduce future foreign taxable income. The Company also has capital loss carryforwards in the amount of $11,066,000 ($10,471,000 of which is domestic and expires in fiscal year 2002 and 2004 and the remainder in England having an indefinite carryforward period) available at June 30, 2000. The Company also has $1,408,000 in domestic net operating loss carryforwards subject to separate return limitation year rules ("SRLY").

     The Company establishes valuation allowances in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for income taxes". The Company has reduced a previously recorded valuation allowance in the current year. This reduction includes the recognition of $4,147,000, which relates to prior year net operating losses of the Company's Swedish subsidiaries and a reduction in both the amount of foreign tax credit carryforwards and related valuation allowance due to the settlement of tax issues.

     The Company has not had to provide for income taxes on $12,151,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to reinvest those earnings. In the event that earnings are remitted, the tax effect on the results of operations after considering available tax credits and tax planning strategies are not expected to be significant.

     The total income tax (benefit) provision exceeded the computed "expected" (benefit) provision (determined by applying the United States Federal statutory income tax rate of 34% to (loss) income

                        BALDWIN TECHNOLOGY COMPANY, INC.

before income taxes) by $(5,390,000), $1,067,000 and $582,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The reasons for the difference are as follows:

                                                     FOR THE YEARS ENDED JUNE 30,
                                                --------------------------------------
                                                   2000          1999         1998
                                                -----------   ----------   -----------
Computed "expected" tax (benefit) provision...  $  (285,000)  $3,447,000   $ 4,944,000
State income taxes, net of federal income tax
  benefit.....................................     (329,000)     332,000       228,000
Foreign income taxed at higher (lower) than
  the U.S. statutory rate.....................     (495,000)    (441,000)    5,047,000
Change in deferred tax asset valuation
  allowance...................................   (4,649,000)                (5,500,000)
SRLY NOL......................................                                 338,000
Pre-press divestiture.........................                   816,000
Other reconciling items.......................       83,000      360,000       469,000
                                                -----------   ----------   -----------
           Total income tax (benefit)
              provision.......................  $(5,675,000)  $4,514,000   $ 5,526,000
                                                ===========   ==========   ===========

NOTE 10 -- COMMON STOCK:

     The holders of the Company's Class A Common Stock, voting as a separate class, are entitled to elect 25% of the members of the Board of Directors. Holders of Class B Common Stock, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B Common Stock is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B Common Stock is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Annual Meeting, the holders of Class A Common Stock, voting as a separate class, continue to elect a number of Directors equal to 25% of the total number of Directors constituting the entire Board of Directors and the remaining directors are elected by the holders of both classes of Common Stock, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having ten votes per share. As of June 30, 2000, the number of outstanding shares of Class B Common Stock constituted 12.0% (11.2% in 1999) of the total number of outstanding shares of both classes of Common Stock.

     The Class A Common Stock has no conversion rights, however, Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B Common Stock without a dividend being declared or paid on shares of Class A Common Stock of at least 105% of that on the Class B Common Stock.

     In November of 1998, the Company's stock repurchase program was increased from $10,000,000 to $15,000,000 of Class A Common Stock and 500,000 shares of Class B Common Stock. In August 1999, the Company's stock repurchase program, under which the Company spent $13,015,000 to repurchase 2,821,656 shares of Class A and 164,117 shares of Class B, was terminated.

     In October 1999, the Company repurchased 400,000 shares of Class A Common Stock of the Company. In addition, in November 1999, the Company initiated a new stock repurchase program. Under the new program, the Company is authorized to utilize up to $5,000,000 to repurchase its Class A Common Stock. As of June 30, 2000, 711,400 shares of Class A Common Stock and 25,000

                        BALDWIN TECHNOLOGY COMPANY, INC.

shares of Class B Common Stock had been repurchased for $1,596,000, of which $1,533,000 represents Class A Common Stock under the new program.

NOTE 11 -- STOCK OPTIONS:

     The 1986 Stock Option Plan, as amended and restated (the "1986 Plan"), allowed for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem stock appreciation rights (SARS) for up to a total of 2,220,000 and 590,000 shares of Class A and Class B Common Stock, respectively. Options to purchase shares of the Company's Class B Common Stock were granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. All options become exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants. On October 14, 1996, the 1986 Plan terminated.

     The 1990 Directors' Stock Option Plan (the "1990 Plan") provides for the granting, at fair market value on the date of grant, of up to 100,000 shares of the Company's Class A and Class B Common Stock as non-qualified stock options to members of the Company's Board of Directors who are not employees ("Eligible Directors") of the Company or any of its subsidiaries. Grants are made on the third business day subsequent to each Annual Meeting of Stockholders, including the 1990 meeting, to each Eligible Director for 1,000 shares of Class A and Class B Common Stock in proportion to the number of shares of each such class then outstanding. Options to purchase shares of the Company's Class B Common Stock are granted at a price per share of no less than 125% of the fair market value of a share of Class A Common Stock on the date of grant. Restrictions under the 1990 Plan are similar to those under the 1986 Plan except with regard to the exercise date, which is twelve months after the date of grant, and termination of options, which is generally nine months after termination of service as a director. The 1990 Plan was terminated on November 12, 1998 in connection with the approval of the 1998 Non-Employee Directors' Stock Option Plan (the "1998 Plan"), provided however, that outstanding options under the 1990 Plan will continue to be subject to the terms thereof.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                              THE 1986 PLAN                                       THE 1990 PLAN
                            --------------------------------------------------   ------------------------------------------------
                                                                   WEIGHTED                                           WEIGHTED
                                                                    AVERAGE                                            AVERAGE
                                                                     PRICE                                              PRICE
                                                     OPTION      -------------                          OPTION      -------------
                             CLASS A    CLASS B    PRICE RANGE     A       B     CLASS A   CLASS B    PRICE RANGE     A       B
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1997.....................  1,425,499   528,333    $3.00-$9.84   $4.50   $6.58    24,933     3,423    $2.56-$6.88   $4.42   $5.50
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................                                                         4,465       535    $5.13-$6.41   $5.12   $6.41
Canceled..................   (111,499)  (38,333)   $3.00-$9.84   $5.20   $8.11    (5,328)     (672)   $3.75-$6.25   $4.58   $5.70
Exercised.................    (40,000)             $3.94-$4.00   $3.97
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1998.....................  1,274,000   490,000    $3.00-$9.84   $4.46   $6.47    24,070     3,286    $2.56-$6.88   $4.48   $5.57
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................
Canceled..................    (82,002)             $3.00-$5.63   $4.14
Exercised.................    (27,166)             $3.00-$5.50   $4.87
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1999.....................  1,164,832   490,000    $3.00-$9.84   $4.47   $6.47    24,070     3,286    $2.56-$6.88   $4.48   $5.57
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................
Canceled..................   (215,165)  (90,000)   $3.00-$8.13   $4.46   $5.89
Exercised.................
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 2000.....................    949,667   400,000    $3.00-$9.84   $4.47   $6.60    24,070     3,286    $2.56-$6.88   $4.48   $5.57
                            =========   =======   =============  =====   =====   =======   =======   =============  =====   =====
Exercisable at June 30,
 2000.....................    877,111   366,667    $3.00-$9.84   $4.59   $6.85    24,070     3,286    $2.56-$6.88   $4.48   $5.57
                            =========   =======   =============  =====   =====   =======   =======   =============  =====   =====
Available for future
 option grants at June 30,
 2000.....................          0         0                                        0         0
                            =========   =======                                  =======   =======

                                              THE 1996 PLAN                                       THE 1998 PLAN
                            --------------------------------------------------   ------------------------------------------------
                                                                   WEIGHTED                                           WEIGHTED
                                                                    AVERAGE                                            AVERAGE
                                                                     PRICE                                              PRICE
                                                     OPTION      -------------                          OPTION      -------------
                             CLASS A    CLASS B    PRICE RANGE     A       B     CLASS A   CLASS B    PRICE RANGE     A       B
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1997.....................          0         0       $0.00      $0.00   $0.00         0         0       $0.00      $0.00   $0.00
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................    375,000                 $3.00      $3.00
Canceled..................
Exercised.................
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1998.....................    375,000         0       $3.00      $3.00   $0.00         0         0       $0.00      $0.00   $0.00
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................    200,000                 $5.50      $5.50            18,000                 $5.50      $5.50
Canceled..................    (67,500)             $3.00-$5.50   $3.37
Exercised.................
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 1999.....................    507,500         0    $3.00-$5.50   $3.94   $0.00    18,000         0       $5.50      $5.50   $0.00
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Granted...................    147,500              $2.19-$3.19   $2.60            18,000                 $2.25      $2.25
Canceled..................    (85,000)             $3.60-$5.50   $4.03
Exercised.................
                            ---------   -------   -------------  -----   -----   -------   -------   -------------  -----   -----
Outstanding at June 30,
 2000.....................    570,000         0    $2.19-$5.50   $3.58   $0.00    36,000         0    $2.25-$5.50   $3.88   $0.00
                            =========   =======   =============  =====   =====   =======   =======   =============  =====   =====
Exercisable at June 30,
 2000.....................     89,167         0       $3.00      $3.00   $0.00     6,000         0       $5.50      $5.50   $0.00
                            =========   =======   =============  =====   =====   =======   =======   =============  =====   =====
Available for future
 option grants at June 30,
 2000.....................    305,000   125,000                                  214,000         0
                            =========   =======                                  =======   =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2000:

                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
---------------------------------------------------------   ----------------------
                                  WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
  RANGE OF       NUMBER OF        AVERAGE        AVERAGE        OF        AVERAGE
  EXERCISE      OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
   PRICES         OPTIONS     CONTRACTUAL LIFE    PRICE       OPTIONS      PRICE
-------------   -----------   ----------------   --------   -----------   --------
$2.19 - $3.75     757,427        7.2 years        $3.00       307,705      $3.16
$3.88 - $5.63     857,551        4.4 years        $4.93       690,551      $4.79
$5.88 - $6.88     227,045        3.8 years        $6.32       227,045      $6.32
$8.13 - $9.84     141,000         .9 years        $8.88       141,000      $8.88

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), on July 1, 1996, electing the disclosure only provisions of that statement. Accordingly, no charge for compensation has been recorded for stock based employee awards. In accordance with FAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1995. Due to the vesting schedule of options granted under each of the Plans as well as the exclusion of the fair value of options granted prior to July 1, 1995, the fair value of compensation cost calculated to disclose pro forma financial information may not be representative of that to be expected in future years. The fair value method of calculating the value of each option granted subsequent to June 30, 1995 was estimated as of the option grant date using the Black-Scholes option pricing model. Significant assumptions were used to calculate the estimated fair value of the options by the pricing model for the years ended June 30, 2000, 1999 and 1998. The assumptions were that the forfeiture rates and dividend yields were 0% (none) and the expected average lives were five years for each of the fiscal years ended June 30, 2000, 1999 and 1998. The weighted average risk free rates were 6.07% for 2000, 5.21% for 1999 and 6.22% for 1998, and the average volatility was 49.71% for 2000, 41.44% for 1999, and 42.23% for 1998. If the Company had
recorded compensation cost based upon the fair values as calculated above, the effect on net income and earnings per share would have been the pro forma amounts indicated below:

                                                     FOR THE YEARS ENDED JUNE 30,
                                                 ------------------------------------
                                                    2000         1999         1998
                                                 ----------   ----------   ----------
Net income as reported.........................  $4,836,000   $5,625,000   $9,016,000
Pro forma net income net of $113,000 of tax
  benefit in 2000 ($199,000 in 1999, $139,000
  in 1998).....................................  $4,616,000   $5,238,000   $8,745,000
Earnings per share as reported (basic).........  $     0.31   $     0.33   $     0.53
Pro forma earnings per share (basic)...........  $     0.29   $     0.31   $     0.51
Earnings per share as reported (diluted).......  $     0.31   $     0.33   $     0.52
Proforma earnings per share (diluted)..........  $     0.29   $     0.31   $     0.50

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 12 -- SUPPLEMENTAL COMPENSATION:

     Subsidiaries within the Americas maintain profit sharing, savings and retirement plans. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                    --------------------------------
                                                      2000       1999        1998
                                                    --------   --------   ----------
Baldwin Technology Corporation and Baldwin Graphic
  Systems, Inc. ..................................  $399,000   $535,000   $  713,000
Baldwin Kansa Corporation.........................   211,000    196,000      188,000
Baldwin Enkel Corporation.........................    99,000    129,000      109,000
                                                    --------   --------   ----------
           Total expense..........................  $709,000   $860,000   $1,010,000
                                                    ========   ========   ==========

     Company contributions to each of the above plans are discretionary and are subject to approval by their respective Boards of Directors.

     Certain subsidiaries and divisions within Europe maintain pension plans. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Baldwin Grafotec GmbH..............................  $159,000   $(10,000)  $211,000
Baldwin Amal AB....................................   169,000    169,000     58,000
Baldwin IVT Graphics...............................    92,000     96,000     85,000
Baldwin Jimek AB...................................   174,000    184,000     79,000
Baldwin Europe Consolidated B.V. ..................               16,000     18,000
                                                     --------   --------   --------
           Total expense...........................  $594,000   $455,000   $451,000
                                                     ========   ========   ========

     The amount of expense relating to the European pension plans is determined based upon, among other things, the age, salary and years of service of employees within the plans. The Company's German, English and Swedish subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     -------------------------------
                                                       2000       1999        1998
                                                     --------   ---------   --------
Service Cost -- benefits earned during the
  period...........................................  $  5,000   $   5,000   $ 45,000
Interest on projected benefit obligation...........    16,000      16,000     22,000
Annual return on plan assets.......................    (5,000)     (5,000)    (5,000)
Amortization of transition obligation..............    26,000      29,000     30,000
Amortization of net actuarial (gain) loss..........   (71,000)   (104,000)   (97,000)
                                                     --------   ---------   --------
           Net periodic pension cost...............  $(29,000)  $ (59,000)  $ (5,000)
                                                     ========   =========   ========

                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Funded status (plan assets less than plan obligations)......  $(154,000)  $(144,000)
Unrecognized net (gain) loss from past experience different
  from changes in assumptions...............................   (219,000)   (313,000)
Unrecognized transition obligation..........................    149,000     187,000
                                                              ---------   ---------
           Prepaid (accrued) benefit cost...................  $(224,000)  $(270,000)
                                                              =========   =========
WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS:
Discount rate...............................................       7.5%        7.5%
Rate of increase in compensation levels.....................       3.0%        3.0%
Expected rate of return on plan assets......................       7.0%        7.0%

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Projected benefit obligation -- Beginning of
  year.............................................  $218,000   $212,000   $295,000
Service Cost -- benefits earned during the
  period...........................................     5,000      5,000     45,000
Interest on projected benefit obligation...........    16,000     16,000     22,000
Actuarial (gain) loss..............................     4,000     (5,000)   (83,000)
Curtailments/settlements...........................                         (57,000)
Foreign currency rate changes......................   (17,000)   (10,000)   (10,000)
                                                     --------   --------   --------
           Projected benefit obligation -- End of
              year.................................  $226,000   $218,000   $212,000
                                                     ========   ========   ========

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Fair value of plan assets -- Beginning of year.....  $ 75,000   $ 75,000   $ 74,000
Actual return on plan assets.......................     3,000      4,000      3,000
Foreign currency rate changes......................    (6,000)    (4,000)    (2,000)
                                                     --------   --------   --------
           Fair value of plan assets -- End of
              year.................................  $ 72,000   $ 75,000   $ 75,000
                                                     ========   ========   ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     There are two retirement plans within Asia Pacific. The Company's Japanese subsidiary maintains defined contribution retirement plans covering all employees, excluding directors, and a separate plan for its directors. Amounts contributed and expensed under these programs are determined based on participants' salary and length of service. The programs are fully accrued and partially funded through insurance contracts. Expenses relating to these programs were $852,000, $512,000, and $498,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

     Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $0 (zero), $710,000, and $2,853,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES:

     Future minimum annual lease payments under capital leases, which consist of buildings, and machinery and equipment with accumulated depreciation amounting to $1,371,000 at June 30, 2000 and $3,352,000 at June 30, 1999, together with the present value of the minimum lease payments are as follows at June 30, 2000:

                FISCAL YEARS ENDING JUNE 30,                   AMOUNT
                ----------------------------                  --------
2001........................................................  $ 22,000
2002........................................................     6,000
2003........................................................     1,000
2004........................................................         0
2005........................................................         0
2006 and thereafter.........................................         0
                                                              --------
Total minimum lease payments................................    29,000
Amount representing interest................................    (4,000)
                                                              --------
           Present value of minimum lease payments..........  $ 25,000
                                                              ========

     At June 30, 2000, $5,000 ($27,000 at June 30, 1999) is included in "Other long-term liabilities" representing the long-term portion of the present value of minimum lease payments.

     Rental expense amounted to approximately $4,600,000, $4,565,000,and $4,640,000 for the years ended June 30, 2000, 1999, and 1998, respectively. Aggregate future annual rentals under noncancellable leases for periods of more than one year at June 30, 2000 are as follows:

                FISCAL YEARS ENDING JUNE 30,                    AMOUNT
                ----------------------------                  ----------
2001........................................................  $4,278,000
2002........................................................  $3,671,000
2003........................................................  $3,401,000
2004........................................................  $2,800,000
2005........................................................  $2,423,000
2006 and thereafter.........................................  $3,575,000

     From time to time in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is

                        BALDWIN TECHNOLOGY COMPANY, INC.

management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 14 -- RELATED PARTIES:

     On November 30, 1993, the Company entered into a loan and pledge agreement and promissory note with Gerald A. Nathe, President and Director of the Company, which was amended and restated on November 25, 1997. On March 11, 1994, the Company entered into a loan and pledge agreement and promissory note with William J. Lauricella, Chief Financial Officer and Treasurer of the Company. The loans were made in order to enable the Company's officers to purchase shares of the Company's Class B Common Stock from non-employee shareholders. Mr. Nathe was loaned $1,817,000 to purchase 315,144 shares of the Company's Class B Common Stock and Mr. Lauricella was loaned $164,000 to purchase 25,000 shares of the Company's Class B Common Stock. All of the shares purchased have been pledged as collateral for the demand promissory notes and each of the notes are interest bearing, with interest payable on the anniversary dates at LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October.

     On February 4, 2000, Mr. Lauricella resigned as Chief Financial Officer and Treasurer of the Company. Pursuant to Mr. Lauricella's separation agreement, the Company repurchased 25,000 shares of its Class B Common Stock for $2.50 per share, with the resulting $63,000 used to offset the outstanding amount of the loan. In addition, the Company owed Mr. Lauricella approximately $109,000, relating to a deferred compensation agreement, which was used to further reduce such loan amount. The remaining balance of $1,000 was paid by Mr. Lauricella to the Company.

     The maximum amounts of the notes outstanding, including interest, during the year ended June 30, 2000 were $1,599,000 and $173,000 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 2000, the balance of the note receivable, including interest, was $1,566,000 for Mr. Nathe.

     The maximum amount of the notes outstanding, including interest, during the year ended June 30, 1999 were $1,605,000 and $176,000 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 1999, the balances of the notes receivable, including interest, were $1,556,000 and $167,000 for Mr. Nathe and Mr. Lauricella, respectively.

     On July 1, 1990, Baldwin Technology Corporation and Baldwin Graphic Systems, Inc., two subsidiaries of Baldwin Americas Corporation, entered into an agreement with Harold W. Gegenheimer, Chairman Emeritus, guaranteed by the Company, to replace various prior agreements including royalty and employment agreements, retirement plans and bonus arrangements. The agreement guarantees a compensation amount of $200,000 per year to Mr. Gegenheimer. Simultaneously, a separate agreement was entered into by the Company and Mr. Gegenheimer whereby the Company was released from certain prior agreements, as noted above, and agreed to pay a minimum guaranteed amount of compensation of $200,000 per year to Mr. Gegenheimer, not to exceed $350,000 per year, based on one and one-half percent (1.5%) of the Company's annual net after tax profits. The amount expensed under these two agreements was $400,000 for each of the years ended June 30, 2000, 1999 and 1998.

     On February 10, 1997, Wendell M. Smith resigned as Chairman of the Company. The Company has made deferred compensation payments to Mr. Smith in the amount of $103,000 for each of the years ended June 30, 2000, 1999 and 1998, respectively. In addition, the Company entered into a

                        BALDWIN TECHNOLOGY COMPANY, INC.

consulting agreement with Polestar Limited ("Polestar"), a corporation controlled by Mr. Smith, which provides for payments to Polestar of $60,000 per year for consulting services through 2014.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the fiscal years ended June 30, 2000 and 1999 are as follows (in thousands, except per share data):

                                                          QUARTER
                                       ---------------------------------------------
   FISCAL YEAR ENDED JUNE 30, 2000      FIRST     SECOND(1)    THIRD(2)    FOURTH(3)
   -------------------------------     -------    ---------    --------    ---------
Net sales............................  $45,496     $51,510     $50,711      $50,885
Costs and expenses:
  Cost of goods sold.................   31,961      34,416      34,545       34,224
  Operating expenses.................   13,305      16,299      14,947       15,604
  Restructuring charge...............                            5,490          174
  Interest, net......................      438         386         330          335
Other (income), net..................     (698)       (752)     (1,052)        (511)
                                       -------     -------     -------      -------
Income (loss) before income taxes....      490       1,161      (3,549)       1,059
Provision (benefit) for income
  taxes..............................      176         369      (5,374)        (846)
                                       -------     -------     -------      -------
Net income...........................  $   314     $   792     $ 1,825      $ 1,905
                                       =======     =======     =======      =======
Basic income per share...............  $  0.02     $  0.05     $  0.12      $  0.12
                                       =======     =======     =======      =======
Diluted income per share.............  $  0.02     $  0.05     $  0.12      $  0.12
                                       =======     =======     =======      =======
Weighted average shares outstanding:
  Basic..............................   16,222      15,801      15,408       15,652
                                       =======     =======     =======      =======
  Diluted............................   16,222      15,801      15,408       15,652
                                       =======     =======     =======      =======

                                                          QUARTER
                                       ---------------------------------------------
   FISCAL YEAR ENDED JUNE 30, 1999      FIRST      SECOND      THIRD(4)     FOURTH
   -------------------------------     -------    ---------    --------    ---------
Net sales............................  $55,319     $65,169     $58,048      $54,235
Costs and expenses:
  Cost of goods sold.................   37,149      44,321      39,629       37,681
  Operating expenses.................   15,333      16,668      15,510       14,407
  Provision for loss on sale of
     pre-press.......................                            2,400
  Restructuring charge...............                                           870
  Interest, net......................      403         468         520          457
Other (income), net..................     (662)       (411)       (608)      (1,503)
                                       -------     -------     -------      -------
Income before income taxes...........    3,096       4,123         597        2,323
Provision for income taxes...........    1,176       1,526         976          836
                                       -------     -------     -------      -------
Net income (loss)....................  $ 1,920     $ 2,597     $  (379)     $ 1,487
                                       =======     =======     =======      =======
Basic income (loss) per share........  $  0.11     $  0.15     $ (0.02)     $  0.09
                                       =======     =======     =======      =======
Diluted income (loss) per share......  $  0.11     $  0.15     $ (0.02)     $  0.09
                                       =======     =======     =======      =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                          QUARTER
                                       ---------------------------------------------
   FISCAL YEAR ENDED JUNE 30, 1999      FIRST      SECOND      THIRD(4)     FOURTH
   -------------------------------     -------    ---------    --------    ---------
Weighted average shares outstanding:
  Basic..............................   17,114      16,887      16,719       16,478
                                       =======     =======     =======      =======
  Diluted............................   17,505      17,285      16,719       16,790
                                       =======     =======     =======      =======

---------------
(1) The second quarter of fiscal 2000 operating expenses includes a $1,100,000 bad debt charge related to the sale of the pre-petition accounts receivable of one of the Company's largest OEM customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) The third quarter of fiscal 2000 includes a $4,147,000 tax benefit related to prior year NOL's of the Company's Swedish subsidiaries. See Note
    9 -- Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) The fourth quarter of fiscal 2000 includes a $1,204,000 tax benefit related to estimate adjustments resulting from the settlement of both foreign and domestic tax issues. See Note 9 -- Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(4) The provision for income taxes in the third quarter of fiscal 1999 does not include a tax benefit for the $2,400,000 provision for the sale of the Company's former pre-press operations, which related to certain pension obligations associated with those operations. See Note 9 -- Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 16 -- SUBSEQUENT EVENTS:

     On September 28, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the management of BSD. The consideration paid for the transaction, subject to certain post-closing adjustments, is the sum of (i) $6,750,000; minus (ii) all payments received (net of disbursements paid) on behalf of BSD for the period July 1, 2000 through September 27, 2000, amounting to $2,141,000; plus (iii) $175,000 in consideration for income tax obligations. The total consideration received by the Company included 300,000 shares of the Company's Class A Common Stock valued at the average fair market price of the Company's Class A Common Stock for the ten days immediately prior to closing. The Company expects to record a pre-tax loss of approximately $700,000, including associated costs, as a result of this transaction. For the fiscal year ended June 30, 2000, BSD contributed net sales of $12,181,000 and net income of $378,000 to the Company.

     On September 27, 2000, the Company received a commitment letter from lending institutions for a $35,000,000 Revolving Credit Facility (the "Credit Facility"). The Company intends to enter into an agreement related to this commitment which allows the Company to borrow, subject to certain limitations, at variable interest rates ranging from 1.50% to 2.50% over LIBOR, for a period of 3 years. The proceeds from the Credit Facility are expected to be used to replace the existing Revolver, and for working capital and general corporate purposes and permitted acquisitions. The Credit Facility will be subject to certain financial covenants and will be collateralized by a substantial portion of the Company's assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     Information required under these items is contained in the Company's 2000 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Accountants on Financial Statement
  Schedule..................................................   54
Schedule II -- Valuation and Qualifying Accounts............   55

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

10.16*   Amendment to Employment Agreement between Baldwin-Japan
         Limited and Akira Hara effective August 15, 1995. Filed as
         Exhibit 10.25 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
 10.17   Third Amendment to Amended and Restated Revolving Credit
         Agreement dated as of February 14, 1997 by and among Baldwin
         Technology Company, Inc. and its subsidiaries, Baldwin
         Americas Corporation and Baldwin Technology Limited, and
         NationsBank NA, as Agent and Lender, and Bank of Boston
         Connecticut. Filed as Exhibit 10.26 on the Company's Form
         10-Q dated February 14, 1997 and incorporated herein by reference.
 10.18 Amendment to Note Agreement dated as of February 14, 1997 by and among Baldwin Technology Company, Inc. and its subsidiaries, Baldwin Americas Corporation and Baldwin
         Technology Limited, and John Hancock Mutual Life Insurance
         Company, John Hancock Variable Life Insurance Company and
         John Hancock Life Insurance Company of America. Filed as
         Exhibit 10.27 on the Company's Form 10-Q dated February 14,
         1997 and incorporated herein by reference.
 10.19 Stock Purchase Agreement, (to sell all the shares of the Misomex Group of Companies), dated as of June 9, 1997, between Kaber Imaging, Inc. and the Company. Filed as
         Exhibit 10.26 to the Company's Report on Form 8-K dated July
         3, 1997 and incorporated herein by reference.
 10.20   Amendment Number One, dated June 30, 1997, to the Stock
         Purchase Agreement. Filed as Exhibit 10.27 to the Company's
         Report on Form 8-K dated July 3, 1997 and incorporated herein by reference.
 10.21   Fourth Amendment to Amended and Restated Revolving Credit
         Agreement dated as of September 12, 1997 by and among Baldwin Technology Company, Inc. and its subsidiaries,
         Baldwin Americas Corporation and Baldwin Technology Limited, and NationsBank NA as agent and Lender, and Bank of Boston
         Connecticut. Filed as Exhibit 10.23 to the Company's report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
 10.22   Fifth Amendment to Amended and Restated Revolving Credit
         Agreement between Baldwin Americas Corporation and Baldwin
         Technology Limited (as borrowers) and Nationsbank N.A. as lender. Filed as Exhibit 10.24 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
10.23* Employment Agreement dated March 11, 1998 and effective as of July 1, 1997 between Baldwin Technology Company, Inc. and
         William J. Lauricella. Filed as Exhibit 10.25 to the
         Company's Report on Form 10-Q for the quarter ended March
         31, 1998 and incorporated herein by reference.
10.24*   Baldwin Technology Company, Inc. Executive and Key Person
         Cash Incentive Program Description. Filed as Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.
 10.25   Sixth Amendment to Amended and Restated Revolving Credit
         Agreement and First Amendment to Loan Documents between
         Baldwin Americas Corporation and Baldwin Technology Limited
         (as "Borrowers") and Baldwin Technology Company, Inc., together with Borrowers (as "Credit Parties") and
         Nationsbank N.A. and BankBoston (as "Lenders"). Filed as
         Exhibit 10.25 to the Company's report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

 10.26   Seventh Amendment and Waiver to Amended and Restated
         Revolving Credit Agreement by and among Baldwin Americas
         Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin Technology Company, Inc., together with
         Borrowers (as "Credit Parties") and Bank of America, N.A., f/k/a NationsBank, N.A. and BankBoston, N.A. (as "Lenders").
         Filed as Exhibit 10.26 to the Company's report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.
10.27*   Baldwin Technology Company, Inc. 1998 Non-Employee
         Directors' Stock Option Plan. Filed as Exhibit A to the
         Baldwin Technology Company, Inc. 1998 Proxy Statement and incorporated herein by reference.
 10.28   Eighth Amendment and Waiver to Amended and Restated
         Revolving Credit Agreement by and among Baldwin Americas
         Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin Technology Company, Inc., together with
         Borrowers (as "Credit Parties") and Bank of America, N.A., as ("Agent") and BankBoston, N.A. together with Agent (as
         "Lenders"). Filed as Exhibit 10.27 to the Company's report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.
 10.29   Ninth Amendment and Waiver to Amended and Restated Revolving
         Credit Agreement by and among Baldwin Americas Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin
         Technology Company, Inc., together with Borrowers (as
         "Credit Parties") and Bank of America, N.A., as ("Agent") and BankBoston, N.A. together with Agent (as "Lenders").
         Filed as Exhibit 10.28 to the Company's report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.
10.30* Employment Agreement dated January 19, 2000 and effective as of January 31, 2000 between Baldwin Technology Company, Inc.
         and James M. Rutledge. Filed as Exhibit 10.29 to the
         Company's Report on Form 10-Q for the quarter ended December
         31, 1999 and incorporated herein by reference.
10.31* Separation Agreement dated November 17, 1999 and effective as of January 31, 1999 between Baldwin Technology Company,
         Inc. and William J. Lauricella. Filed as Exhibit 10.30 to the Company's Report on Form 10-Q for the quarter ended
         December 31, 1999 and incorporated herein by reference.
 10.32   Tenth Amendment and Waiver to Amended and Restated Revolving
         Credit Agreement by and among Baldwin Americas Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin
         Technology Company, Inc., together with Borrowers (as
         "Credit Parties") and Bank of America, N.A., as ("Agent") and BankBoston, N.A. together with Agent (as "Lenders").
         Filed as Exhibit 10.31 to the Company's report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.33*   Employment Agreement dated March 1, 2000 and effective as of
         November 10, 1999 between Baldwin Technology Company, Inc.
         and Michael R. Samide. Filed as Exhibit 10.32 to the
         Company's Report on Form 10-Q for the quarter ended March
         31, 2000 and incorporated herein by reference.
10.34* Employment Agreement dated February 7, 2000 and effective as of February 9, 2000 between Baldwin Technology Company, Inc.
         and Lawrence M. Miller. Filed as Exhibit 10.33 to the
         Company's Report on Form 10-Q for the quarter ended March
         31, 2000 and incorporated herein by reference.

10.35* Employment Agreement dated and effective as of April 27, 2000 between Baldwin Technology Company, Inc. and Peter E.
         Anselmo. Filed as Exhibit 10.34 to the Company's Report on
         Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
 10.36   Eleventh Amendment and Waiver to Amended and Restated
         Revolving Credit Agreement by and among Baldwin Americas
         Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin Technology Company, Inc., together with
         Borrowers (as "Credit Parties") and Bank of America, N.A.,
         (as "Agent") and Fleet National Bank (successor in interest to BankBoston, N.A.) together with Agent (as "Lenders")
         (filed herewith).
 10.37   Twelfth Amendment to Amended and Restated Revolving Credit
         Agreement by and among Baldwin Americas Corporation and Baldwin Technology Limited (as "Borrowers") and Baldwin
         Technology Company, Inc., together with Borrowers (as
         "Credit Parties") and Bank of America, N.A., (as "Agent") and Fleet National Bank (successor in interest to BankBoston, N.A.) together with Agent (as "Lenders") (filed herewith).
 10.38 Asset Purchase Agreement dated as of September 7, 2000 by and among Baldwin Technology Corporation and Systems
         Technology, Inc. (filed herewith).
 10.39   Amendment to Purchase Agreement dated as of September 27,
         2000 by and between Baldwin Technology Corporation and Systems Technology, Inc. (filed herewith).
 21.     List of Subsidiaries of Registrant (filed herewith).
 23.     Consent of PricewaterhouseCoopers LLP (filed herewith).
 27.     Financial Data Schedule (filed herewith).
 28.     Post-effective Amendment to the Company's previously filed
         Form S-8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
 99.     Company statement regarding the Private Securities
         Litigation Reform Act of 1995, "Safe Harbor for
         Forward-Looking Statements" (filed herewith).

---------------------
 *  Management contract or compensatory plan or arrangement.

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

                                          Dated: September 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                TITLE                   DATE
                     ---------                                -----                   ----
                /s/ GERALD A. NATHE                  Chairman of the Board,    September 28, 2000
---------------------------------------------------  President and Chief
                  GERALD A. NATHE                    Executive Officer

                  /s/ AKIRA HARA                     Director                  September 28, 2000
---------------------------------------------------
                    AKIRA HARA

               /s/ JAMES M. RUTLEDGE                 Vice President, Chief     September 28, 2000
---------------------------------------------------  Financial Officer and
                 JAMES M. RUTLEDGE                   Treasurer

                /s/ RONALD F. RAHE                   Controller                September 28, 2000
---------------------------------------------------
                  RONALD F. RAHE

             /s/ JUDITH A. MULHOLLAND                Director                  September 28, 2000
---------------------------------------------------
               JUDITH A. MULHOLLAND

           /s/ SAMUEL B. FORTENBAUGH III             Director                  September 28, 2000
---------------------------------------------------
             SAMUEL B. FORTENBAUGH III

              /s/ JOHN T. HEALD, JR.                 Director                  September 28, 2000
---------------------------------------------------
                JOHN T. HEALD, JR.

                /s/ M. RICHARD ROSE                  Director                  September 28, 2000
---------------------------------------------------
                  M. RICHARD ROSE

               /s/ WENDELL M. SMITH                  Director                  September 28, 2000
---------------------------------------------------
                 WENDELL M. SMITH

             /s/ RALPH R. WHITNEY, JR.               Director                  September 28, 2000
---------------------------------------------------
               RALPH R. WHITNEY, JR.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated August 7, 2000 (except as to Note 16 for which the date is September 28, 2000) appearing in this Annual Report on Form 10-K to Shareholders of Baldwin Technology Company, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut
August 7, 2000,
except as to Note 16 to the
consolidated financial statements
for which the date is September 28,
2000

                                                                     SCHEDULE II

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                   BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                   BEGINNING    COSTS AND      OTHER                    AT END
                                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
                                   ----------   ----------   ----------   ----------   ---------
Year ended June 30, 2000
  Allowance for doubtful accounts
     (deducted from accounts
     receivable).................   $ 1,740       $1,489(2)                 $1,524(1,2)  $ 1,705
  Allowance for obsolete
     inventories (deducted from
     inventories)................   $ 5,134                                 $1,362(8)   $ 3,772
  Valuation allowance for
     deferred tax asset..........   $24,733                                 $7,377(5)   $17,356
Year ended June 30, 1999
  Allowance for doubtful accounts
     (deducted from accounts
     receivable).................   $ 1,713       $   35                    $    8(1)   $ 1,740
  Allowance for obsolete
     inventories (deducted from
     inventories)................   $ 4,571       $  563(7)                             $ 5,134
  Valuation allowance for
     deferred tax asset..........   $19,868                    $4,865(4)                $24,733
Year ended June 30, 1998
  Allowance for doubtful accounts
     (deducted from accounts
     receivable).................   $ 2,106       $  302                    $  695(1)   $ 1,713
  Allowance for obsolete
     inventories (deducted from
     inventories)................   $ 3,342       $1,229(6)                             $ 4,571
  Valuation allowance for
     deferred tax asset..........   $22,774                                 $2,906(3)   $19,868

---------------
(1) The decrease in the allowance for doubtful accounts for the year ended June 30, 2000 resulted from $1,621,000 of recoveries which was partially offset by currency fluctuations of $97,000. The decrease in the allowance for doubtful accounts for the year ended June 30, 1999 resulted from $113,000 of recoveries which was partially offset by currency fluctuations of $105,000. The decrease in the allowance for doubtful accounts for the year ended June 30, 1998 resulted from $476,000 of recoveries and currency fluctuations of $219,000.
(2) The amounts charged to costs and expenses and the deductions both include a write-off of $1,100,000 resulting from a sale of pre-petition accounts receivable from one of the Company's largest OEM customers.
(3) The decrease in the amount of the valuation allowance is primarily the result of a partial reversal of the reserve related to foreign net operating loss carryforwards. See Note 9 -- Notes to Consolidated Financial Statements.
(4) The increase in the amount of the valuation allowance is primarily the result of increased foreign tax credits and capital loss carryforwards. See
    Note 9 -- Notes to Consolidated Financial Statements.
(5) The decrease in the amount of the valuation allowance is the result of the release of the reserve relating to foreign net operating loss carryforwards, and a reduction in foreign tax credit carryforwards. See Note 9 -- Notes to Consolidated Financial Statements.
(6) The increase in the allowance for obsolete inventories resulted primarily from the establishment of a reserve for older products, which was caused by the introduction of a new product line.
(7) The increase in the allowance for obsolete inventories resulted primarily from the establishment of a reserve for a new product line and the sale of the Company's former in-line finishing division.
(8) The decrease in the allowance for obsolete inventories resulted primarily from write-offs against the reserve for the disposal of inventory.

                                        EXHIBIT INDEX

   Exhibit
   No.                                  Description
   ---                                  -----------

     10.36     Eleventh Amendment and Waiver to Amended and Restated Revolving
               Credit Agreement by and among Baldwin Americas Corporation and
               Baldwin Technology Limited (as "Borrowers") and Baldwin
               Technology Company, Inc., together with Borrowers (as "Credit
               Parties") and Bank of America, N.A., (as "Agent") and Fleet
               National Bank (successor in interest to BankBoston, N.A.) together with Agent (as "Lenders") (filed herewith).

     10.37     Twelfth Amendment to Amended and Restated Revolving Credit
               Agreement by and among Baldwin Americas Corporation and Baldwin
               Technology Limited (as "Borrowers") and Baldwin Technology
               Company, Inc., together with Borrowers (as "Credit Parties") and
               Bank of America, N.A., (as "Agent") and Fleet National Bank
               (successor in interest to BancBoston, N.A.) together with Agent
               (as "Lenders") (filed herewith).


     10.38 Asset Purchase Agreement dated as of September 7, 2000 by and among Baldwin Technology Corporation and Systems Technology, Inc.
               (filed herewith).

     10.39 Amendment to Purchase Agreement dated as of September 27, 2000 by and between Baldwin Technology Corporation and Systems
               Technology, Inc. (filed herewith).

     21.       List of Subsidiaries of Registrant (filed herewith).

     23.       Consent of PricewaterhouseCoopers LLP (filed herewith).

     27.       Financial Data Schedule (filed herewith).

     99.       Company statement regarding the Private Securities Litigation
               Reform Act of 1995, "Safe Harbor for Forward-Looking Statements"
               (filed herewith).