Form 10-Q
period 2000-09-30
BALDWIN TECHNOLOGY CO INC
filed 2000-11-14
CIK 805792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[Mark One]

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For quarter ended September 30, 2000
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the transition period from ____________ to _____________


                          Commission file number 1-9334



                        BALDWIN TECHNOLOGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                      13-3258160
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


Twelve Commerce Drive, Shelton, Connecticut                06484
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    203-402-1000


(Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  YES   [X]                                     NO [ ]

                      APPLICABLE ONLY TO COPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at October 31, 2000
Class A Common Stock
  $0.01 par value                           12,914,647

Class B Common Stock
  $0.01 par value                            1,810,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX


                                                                                                           Page
Part I   Financial Information


         Item 1     Financial Statements

                    Consolidated Balance Sheets at September 30, 2000 (unaudited) and June
                    30, 2000                                                                                1-2

                    Consolidated Statements of Income for the three months ended September
                    30, 2000 (unaudited) and 1999 (unaudited)                                                 3

                    Consolidated Statements of Changes in
                    Shareholders' Equity for the three months ended
                    September 30, 2000 (unaudited)
                                                                                                              4

                    Consolidated Statements of Cash Flows for the three months ended
                    September 30, 2000 (unaudited) and 1999 (unaudited)                                   5 - 6

                    Notes to Consolidated Financial Statements (unaudited)                               7 - 10


         Item 2     Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                       11 - 15


         Item 3     Quantitative and Qualitative Disclosures About Market Risk
                                                                                                             15


Part II             Other Information


         Item 6     Exhibits and Reports on Form 8-K                                                         16


Signatures                                                                                                   17

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                    ASSETS

                                                                                      September 30, 2000            June 30, 2000
                                                                                      ------------------            -------------
                                                                                         (Unaudited)


CURRENT ASSETS:
 Cash and cash equivalents                                                                 $  10,728                  $  7,914
  Accounts receivable trade, net of allowance for doubtful accounts of $1,606
   ($1,705 at
   June 30, 2000)                                                                             34,613                    36,369
  Notes receivable, trade                                                                      8,520                     9,449
  Inventories                                                                                 33,936                    37,354
  Prepaid expenses and other                                                                   8,513                     7,312
                                                                                            --------                  --------
                  Total Current Assets                                                        96,310                    98,398
                                                                                            --------                  --------

MARKETABLE SECURITIES:
 Cost $794 ($805 at June 30, 2000)                                                               776                       843
                                                                                            --------                  --------

PROPERTY, PLANT AND QUIPMENT, at cost:
 Land and buildings                                                                            3,865                     4,056
 Machinery and equipment                                                                       3,705                     5,064
 Furniture and fixtures                                                                        4,613                     4,991
 Leasehold improvements                                                                          148                       244
 Capital leases                                                                                1,309                     1,422
                                                                                            --------                  --------
                                                                                              13,640                    15,777
 Less:  Accumulated depreciation and amortization                                             (6,903)                   (8,305)
                                                                                            --------                  --------

Net Property, Plant and Equipment                                                              6,737                     7,472
                                                                                            --------                  --------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at  cost, 1ess accumulated amortization of $5,623 ($6,394 at June 30, 2000)
                                                                                               3,155                     3,873

GOODWILL, less accumulated amortization of $10,222 ($10,352 at June 30, 2000)
                                                                                              28,144                    29,561

DEFERRED TAXES                                                                                14,020                    14,878

OTHER ASSETS                                                                                   7,936                     5,010
                                                                                            --------                  --------

TOTAL ASSETS                                                                                $157,078                  $160,035
                                                                                            ========                  ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       September 30, 2000          June 30, 2000
                                                                                       ------------------          -------------
                                                                                         (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                                            $  6,759                  $  4,801
   Current portion of long-term debt                                                             139                     6,515
   Accounts payable, trade                                                                    11,203                    14,188
   Notes payable, trade                                                                       10,810                    10,358
  Accrued salaries, commissions, bonus and
   profit-sharing                                                                              5,406                     6,151
   Customer deposits                                                                           8,671                     8,965
   Accrued and withheld taxes                                                                  1,667                     2,195
   Income taxes payable                                                                        4,322                     2,168
   Other accounts payable and accrued liabilities                                             16,746                    14,836
                                                                                            --------                  --------
                  Total current liabilities                                                   65,723                    70,177
                                                                                            --------                  --------

LONG TERM LIABILITIES:
   Long-term debt                                                                             15,228                    11,882
   Other long-term liabilities                                                                 7,289                     7,607
                                                                                            --------                  --------
       Total long-term liabilities                                                            22,517                    19,489
                                                                                            --------                  --------
       Total liabilities                                                                      88,240                    89,666
                                                                                            --------                  --------

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized, 16,458,849
     shares issued                                                                               165                       165
   Class B Common Stock, $.01 par, 4,500,000 shares authorized, 2,000,000
     shares issued                                                                                20                        20
   Capital contributed in excess of par value                                                 57,496                    57,496
   Retained Earnings                                                                          26,692                    25,629
   Cumulative translation adjustment                                                          (2,266)                     (380)
   Unrealized gain (loss) on investments net of $8 of deferred taxes ($15 at
     June 30, 2000)                                                                              (10)                       23
   Less: Treasury stock, at cost:
     Class A - 3,538,602 shares (3,191,302 at
      June 30, 2000)
     Class B - 189,117 shares                                                                (13,259)                  (12,584)
                                                                                            --------                  --------
                  Total shareholders' equity                                                  68,838                    70,369
                                                                                            --------                  --------

COMMITMENTS AND CONTINGENCIES
                                                                                            ========                  ========

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $157,078                  $160,035
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                         For the three months
                                                                                         ended September 30,
                                                                                          2000         1999
                                                                                        --------     --------
Net Sales                                                                               $ 44,960     $ 45,496
Cost of goods sold                                                                        30,807       31,961
                                                                                        --------     --------

Gross Profit                                                                              14,153       13,535
                                                                                        --------     --------

Operating Expenses:
 General and administrative                                                                5,332        5,002
 Selling                                                                                   4,208        4,289
 Engineering                                                                               2,990        3,071
 Research and Development                                                                  1,207          943
                                                                                        --------     --------
                                                                                          13,737       13,305
                                                                                        --------     --------
Operating income                                                                             416          230
                                                                                        --------     --------

Other (income) expense:
 Interest expense                                                                            424          525
 Interest income                                                                             (67)         (87)
 Royalty income                                                                           (1,339)        (957)
 Other expense, net                                                                          417          259
                                                                                        --------     --------
                                                                                            (565)        (260)
                                                                                        --------     --------

Income before income taxes and cumulative effect of a change in accounting principle
                                                                                             981          490

Provision for income taxes                                                                   344          176
                                                                                        --------     --------

Income before cumulative effect of a change in accounting principle
                                                                                             637          314

Cumulative effect of a change in accounting principle, net of tax of $229
                                                                                             426            0
                                                                                        --------     --------

Net income                                                                              $  1,063     $    314
                                                                                        ========     ========

Basic and diluted income per share:
 Income before cumulative effect of a change in
  accounting principle                                                                  $   0.04     $   0.02
 Cumulative effect of a change in accounting principle                                      0.03         0.00
                                                                                        --------     --------
 Net income                                                                             $   0.07     $   0.02
                                                                                        ========     ========

Weighted average shares outstanding:
   Basic                                                                                  15,019       16,222
                                                                                        ========     ========
   Diluted                                                                                15,019       16,222
                                                                                        ========     ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)


                                                                 Capital
                                Class A            Class B         Con-
                             Common Stock        Common Stock    tributed             Cumulative
                          ------------------  -----------------  in Excess  Retained  Translation
                            Shares    Amount   Shares    Amount   Of Par    Earnings  Adjustment
                          ----------  ------  ---------  ------  ---------  --------  -----------
Balance at
 June 30, 2000            16,458,849  $  165  2,000,000  $   20  $  57,496  $ 25,629  $     (380)

Net income for the
  three months
  ended September
  30, 2000
                                                                               1,063

Translation adjustment
                                                                                          (1,886)

Unrealized loss on
  available-for-sale
  securities,
 net of tax



Comprehensive
 loss


Purchase of
 treasury stock
                          ----------  ------  ---------  ------  ---------  --------  ----------

Balance at
 September 30,
 2000                     16,458,849  $  165  2,000,000  $   20  $  57,496  $ 26,692  $   (2,266)
                          ==========  ======  =========  ======  =========  ========  ===========


                            Unrealized
                            Gain (Loss)        Treasury Stock      Comprehensive
                                on        ----------------------      Income
                            Investments    Shares        Amount       (Loss)
                            -----------   -----------  ---------   -------------
Balance at
 June 30, 2000              $        23   (3,380,419)  $(12,584)

Net income for the
  three months
  ended September
  30, 2000
                                                                     $1,063

Translation adjustment
                                                                     (1,886)

Unrealized loss on
  available-for-sale
  securities,
 net of tax
                                    (33)                               (33)
                                                                     ------

Comprehensive
 loss                                                                $(856)
                                                                     ======

Purchase of
 treasury stock                             (347,300)      (675)
                            -----------    ---------   --------

Balance at
 September 30,
 2000                       $       (10)  (3,727,719)  $(13,259)
                            ============   =========   =========

           The accompanying notes to consolidated financial statements are an integral part of these statements

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         For the three months
                                                                                          ended September 30,
                                                                                        ---------------------
                                                                                           2000         1999
                                                                                        --------     --------
Cash Flows from operating activities:
 Net Income                                                                             $  1,063     $    314
  Adjustments to reconcile net income to net cash  provided by operating activities:
     Depreciation and amortization                                                           871          958
     Accrued retirement pay                                                                  188          170
     Provision for losses on accounts receivable                                               0            9
     Loss from disposition of business                                                       650            0
     Changes in assets and liabilities:
       Accounts and notes receivables, net                                                (1,199)       1,040
       Inventories                                                                        (1,823)        (692)
       Prepaid expenses and other                                                         (1,647)        (151)
       Other Assets                                                                         (118)        (120)
       Customer deposits                                                                   1,765        1,346
       Accrued compensation                                                                  (60)        (689)
       Accounts and notes payable, trade                                                    (638)        (893)
       Income taxes payable                                                                  145         (126)
       Accrued and withheld taxes                                                           (408)        (371)
       Other accounts payable and accrued liabilities                                      1,695         (632)
       Interest payable                                                                      (28)         308
                                                                                        --------     --------
           Net cash provided by operating activities                                         456          471
                                                                                        --------     --------

Cash flows from investing activities:
   Proceeds from disposition of business, net                                              3,985            0
   Additions of property, net                                                               (350)        (454)
   Additions of patents, trademarks and drawings, net                                        (67)        (118)
                                                                                        --------     --------
           Net cash provided (used) by investing activities                                3,568         (572)
                                                                                        --------     --------

Cash flows from financing activities:
   Long-term borrowings                                                                   11,005        6,305
   Long-term debt repayments                                                             (13,676)      (5,064)
   Short-term borrowings                                                                   2,253          698
   Short-term debt repayments                                                                (19)        (671)
   Principal payments under capital lease obligations                                         (3)         (64)
   Other long-term liabilities                                                              (485)         385
   Treasury stock purchased                                                                  (65)        (486)
                                                                                        --------     --------
           Net cash (used) provided by financing activities                                 (990)       1,103
                                                                                        --------     --------

Effects of exchange rate changes                                                            (220)       1,098
                                                                                        --------     --------
Net increase in cash and cash equivalents                                                  2,814        2,100
Cash and cash equivalents at beginning of year                                             7,914       10,673
                                                                                        --------     --------

Cash and cash equivalents at end of period                                              $ 10,728     $ 12,773
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                   For the three months
                                                                    ended September 30,
                                                                   --------------------
                                                                   2000            1999
                                                                   ----            ----
           Cash paid during the period for:
              Interest                                             $396            $217
              Income Taxes                                         $458            $327

       The Company did not enter into any capital lease agreements for either of the three month periods ended September 30, 2000 or 1999.


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

       The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 2000. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. All significant intercompany transactions have been eliminated in consolidation.


NOTE 2 - EARNINGS PER SHARE:

       Basic earnings per share is computed by dividing net income for the period by weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution securities that could share in the earnings of an entity, and is computed by dividing net income for the period by the weighted average of common shares outstanding plus potentially dilutive common stock equivalents. The weighted average shares outstanding used to compute diluted income per share include zero shares for each of the three months ended September 30, 2000 and 1999, which represent outstanding options to purchase the Company's common stock. Options to purchase the Company's common stock in the amount of 1,920,000 and 2,182,000 were not included in the computation of diluted earnings per share for the three months ended September 30, 2000 and 1999 respectively, because the exercise prices were greater than the average market price of the common stock for the respective periods.

NOTE 3 - INVENTORIES:

         Inventories consist of the following:-

                                    September 30, 2000         June 30, 2000
                                    ------------------         -------------
                                      (Unaudited)
         Raw material                 $17,645,000                $19,559,000
         In process                     8,193,000                  9,633,000
         Finished Goods                 8,098,000                  8,162,000
                                      -----------                -----------
                                      $33,936,000                $37,354,000
                                      ===========                ===========

         Inventories decreased by $1,144,000 due to translation effects of foreign currency from June 30, 2000 to September 30, 2000.

NOTE 4 - NEWLY ISSUED ACCOUNTING STANDARDS:


         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The effective date of FAS 133 was July 1, 2000 for the Company. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations in future periods. The Company did however, record a cumulative effect of a change in accounting principle as a result of the Company's adoption of FAS 133. At July 1, 2000, due to the adoption of FAS 133, the Company recognized a $426,000 after-tax gain on a derivative financial instrument that did not qualify as a hedge pursuant to FAS 133. An additional pre-tax gain of $345,000 was recognized during the quarter related to this instrument which was settled after the end of the quarter for no additional material gain or loss. The balance of the Company's derivative instruments are not material.


NOTE 5 -- PROVISION FOR LOSS ON THE DISPOSITION OF PRE-PRESS OPERATIONS:

         In June 1997, the Company sold all of the outstanding shares of its former pre-press operations to Kaber Imaging, Inc. (the "Purchaser"). The Company recorded a loss on this disposition in the amount of $42,407,000 in the fiscal year ended June 30, 1997. As a result of the original purchase of the former pre-press operations by the Company in July 1990, the Company guaranteed certain unfunded pension liabilities. In conjunction with the sale of the pre-press operation in June 1997, the Purchaser contractually agreed to have the Company removed from these guarantee obligations, and further, to reimburse the Company for any claims brought against the Company regarding these pension liabilities. As a result of the Purchaser's and the former pre-press operations' bankruptcy filings in February 1999, the Company became required to fulfill its guarantee obligation with respect to these pension liabilities. Accordingly, the Company recorded a charge to earnings for the year ended June 30, 1999 in the amount of $2,400,000, the estimated amount of these obligations. As of September 30, 2000, the Company has paid $1,567,000, and the remaining balance of $833,000, is included as a current liability in "Other accounts payable and accrued liabilities".

NOTE 6 -- RESTRUCTURING CHARGE AND RELATED RESERVE:

         For the year ended June 30, 2000, the Company recorded a pre-tax restructuring charge in the amount of $5,664,000. This charge was recorded in order to account for the estimated costs associated with the planned consolidation of production into certain facilities, resulting in a reduction in total employment, primarily in the United States. This charge included approximately $3,399,000 in employee severance and benefit costs, $1,169,000 in facility lease termination costs, $509,000 related to asset impairment of property, equipment and certain intangibles and $587,000 in incremental costs associated with this restructuring. The asset impairment amount of $509,000 has directly reduced the carrying amount of the affected assets by reducing the net book value of property, plant and equipment by $331,000 and patents and goodwill by $178,000. The consolidation of production includes the closing of two domestic facilities and the phasing down of another domestic facility, with the related production being shifted to other existing domestic and overseas facilities. The net workforce reductions consist of approximately 100 employees in various employee groups throughout the world, including production, sales, engineering and administration. These restructuring activities are expected to be substantially complete by June 30, 2001. During the quarter ended September 30, 2000, the Company charged $207,000 against this reserve. As of September 30, 2000, $3,546,000 is included in "Other accounts payable and accrued liabilities" and $765,000 is included in "Other long-term liabilities".

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on From 10-K for the fiscal year ended June 30, 2000. A segment's financial performance is primarily evaluated based on the operating profit of the segment, which include inter-segment sales.

         The tables below present information about reportable segments for the three months ended September 30, 2000, and 1999 (in thousands):

                                                        Three months ended
                                                           September 30,
                                                        ------------------
           Net sales:                                     2000       1999
                                                        -------    -------
            Graphic Products and Control Groups         $31,326    $32,795
            Material Handling Group                      13,900     13,789
            All other                                        74         18
                                                        -------    -------
           Total segments                                45,300     46,602
           Inter-segment sales                             (340)    (1,106)
                                                        -------    -------
                             Total Net Sales            $44,960    $45,496
                                                        =======    =======

                                                                                         Three months ended
                                                                                           September 30,
       Operating income (loss):                                                           2000        1999
                                                                                         ------      ------
        Graphic Products and Controls Group                                              $  970      $1,456
        Material Handling Group                                                           1,468          69
        All other                                                                          (115)       (137)
                                                                                         ------      ------
       Total segments                                                                     2,323       1,388
       Corporate                                                                         (1,907)     (1,158)
                                                                                         ------      ------
             Total operating income                                                         416         230
       Interest expense, net                                                               (357)       (438)
       Royalty income, net                                                                1,339         957
       Other income (expense), net                                                         (417)       (259)
                                                                                         ------      -------
              Income before income taxes and cumulative effect of a change in
                accounting principle                                                     $  981      $  490
                                                                                         ======      ======


                                                    September 30,     June 30,
Identifiable assets:                                    2000            2000
                                                    -------------     --------
 Graphic Products and Control Groups                  $ 90,557        $ 92,285
 Material Handling Group                                38,636          45,526
 All other                                               1,061           1,150
                                                      --------        --------
Total segments                                         130,254         138,961
Corporate                                               26,824          21,074
                                                      --------        --------
                  Total identifiable assets           $157,078        $160,035
                                                      ========        ========


NOTE 8 - SALE OF BUSINESS:

       On September 27, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the management of BSD. The consideration paid for the transaction, subject to certain post-closing adjustments, is the sum of (i) $6,750,000; minus
(ii) all payments received (net of disbursements paid) on behalf of BSD for the period July 1, 2000 through September 27, 2000 amounting to $2,155,000; plus
(iii) $175,000 in consideration for income tax obligations to be received at a later date. The total consideration received by the Company included 307,000 shares of the Company's Class A Common Stock valued at the average fair market price of the Company's Class A Common Stock for the ten days immediately prior to closing ($1.9875 per share). The Company recorded a pre-tax loss of $650,000, including associated costs, as a result of this transaction.

NOTE 9 - REVOLVING CREDIT FACILITY:

       On October 31, 2000 the Company reached an agreement on a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank. Under this agreement the Company has $20,000,000 available with an additional $15,000,000 to become available upon obtaining certain guarantees of some of the Company's wholly-owned subsidiaries which are required to complete the entire agreement. The Credit Facility is subject to certain financial covenants and is collateralized by a substantial portion of the Company's assets. The Credit Facility allows the Company to borrow, subject to certain limitations, at variable interest rates ranging from 1.50% to 2.50% over LIBOR for a period of 3 years. The Company utilized $11,750,000 of the initial borrowings under the Credit Facility to retire the previously existing debt with Bank of America.

                       BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain factors which have affected the Company's financial position and consolidated financial statements. On September 27, 2000, the Company sold a business in its material handling group. As a result, the revenues and corresponding expenses attributable to the divested operation are included in these consolidated financial statements only for the period the operation is owned by the Company. The effects of this transaction on financial statement amounts are discussed below where significant.

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v)general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, and
(vii) competitive market influences. Additional factors are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 2000, which should be read in conjunction herewith.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS THREE MONTHS ENDED SEPTEMBER 30, 1999

CONSOLIDATED RESULTS

                  Net sales for the three months ended September 30, 2000 decreased by $536,000, or 1.2%, to $44,960,000 from $45,496,000 for the three months ended September 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $1,313,000 in the current period. Otherwise, sales would have increased by $777,000. This increase is primarily the result of the increased sales levels of cleaning and water product systems in Sweden and increased material handling sales from the operation sold during the current period. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 37.6% in Sweden and by 6.8% in Japan. Sales increased by 51.6% in the United Kingdom, by 13.9% in Germany and by 9.1% in the United States.

                  Gross profit for the three month period ended September 30, 2000 was $14,153,000 (31.5% of net sales), as compared to $13,535,000 (29.7% of net sales) for the three month period ended September 30, 1999, an increase of $618,000 or 4.6%. Currency rate fluctuations decreased gross profit by $463,000 in the current period. Otherwise gross profit would have increased by $1,081,000 in the current period. Gross profit was higher due primarily to increased efficiencies as a result of the Company's restructuring efforts, primarily within the United States material handling group.

         Selling, general and administrative expenses amounted to $9,540,000 (21.2% of net sales), for the three month period ended September 30, 2000 as compared to $9,291,000 (20.4% of net sales) for the same period in the prior year, an increase of $249,000 or 2.7%. Currency rate fluctuations decreased these expenses by $272,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $521,000. Selling expenses increased by $99,000 which primarily related to increased compensation and travel costs, while general and administrative expenses increased by $422,000 due primarily to increased compensation costs.

                  Engineering and research and development expenses increased by $183,000 over the same period in the prior year. Currency rate fluctuations decreased these expenses by $142,000 in the current period. Otherwise, these expenses would have increased by $325,000. The increase in these expenses relates primarily to increased product development, compensation, and consulting costs. As a percentage of net sales, engineering and research and development expenses increased by 0.5% to 9.3% for the three months ended September 30, 2000 compared to 8.8% for the same period in the prior year.

                  Interest expense for the three month period ended September 30, 2000 was $424,000 as compared to $525,000 for the three month period ended September 30, 1999. Currency rate fluctuations decreased interest expense by $48,000 in the current period. The remainder of the decrease was primarily due to reductions in the amount of long-term, fixed-rate indebtedness outstanding during the current period which was offset slightly by rising interest rates on variable-rate debt. Interest income amounted to $67,000 and $87,000 for the three month periods ended September 30, 2000 and September 30, 1999, respectively. This reduction in interest income is primarily due to decreased cash balances during the period. Currency rate fluctuations decreased interest income by $4,000 in the current period.

                  Other expense, net includes net foreign currency transaction gains and (losses) of $314,000 and $(353,000) for the three months ended September 30, 2000 and 1999 respectively. The current period's gain includes a $345,000 gain on a derivative financial instrument that did not qualify as a hedge pursuant to FAS 133 and a $650,000 pre-tax loss on the sale of the Baldwin Stobb division.

                  The Company's effective tax rate on income before taxes was 35.0% for the three month period ended September 30, 2000 as compared to 35.9% for the three month period ended September 30, 1999. Currency rate fluctuations decreased the provision for income taxes by $208,000 in the current period. The decrease in the current period's effective tax rate is primarily due to increased income in tax jurisdictions for which there are tax loss carryforwards available.

                  The Company recorded a cumulative effect of a change in accounting principle as a result of the Company's adoption of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). At July 1, 2000 due to the adoption of FAS 133, the Company recognized a $426,000 after-tax gain on a derivative financial instrument that did not qualify as a hedge pursuant to FAS 133.

                  The Company's net income amounted to $1,063,000 for the three months ended September 30, 2000, as compared to $314,000 for the three months ended September 30, 1999. This increase of $749,000 is primarily due to the previously noted derivative financial instrument, increased royalty income and improved gross profit margins, offset by the loss on the sale of the Baldwin Stobb division. Currency rate fluctuations decreased net income by $387,000 in the current period. Net income per share amounted to $0.07 basic and diluted for the three months ended September 30, 2000, as compared to $0.02 basic and diluted for the three months ended September 30, 1999. The cumulative effect of the change in accounting principle increased income per share by $0.03 basic and diluted in the current period.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

         Net sales for the three months ended September 30, 2000 decreased by $1,469,000, or 4.5%, to $31,326,000 from $32,795,000 for the three months ended
September 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $1,631,000, otherwise, net sales would have increased by $162,000 in the current period. This increase is primarily the result of increased sales levels of cleaning and spray dampening systems.

         Operating income amounted to $970,000 (3.1% of net sales) for the three months ended September 30, 2000, as compared to $1,456,000 (4.4% of net sales) for the same period in the prior year, a decrease of $486,000. Currency rate fluctuations decreased the current year's operating income by $66,000, otherwise operating income would have decreased by $420,000. This decrease is primarily the result of the overall decrease in sales levels discussed above, coupled with increased research and development expenses in the current period.


MATERIAL HANDLING GROUP

         Net sales for the three months ended September 30, 2000 increased by $111,000, or 0.80%, to $13,900,000 from $13,789,000 for the three months ended
September 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $313,000, otherwise net sales would have increased by $424,000. This increase is primarily the result of increased sales levels of post-press material handling equipment, from 3,516,000 in the prior year to $5,107,000 in the current year period.

         Operating income amounted to $1,468,000 (10.6% of net sales) for the three months ended September 30, 2000, as compared to $69,000 (0.5% of net sales) for the same period in the prior year, an increase of $1,399,000. Currency rate fluctuations increased the current year's operating profit by $16,000. The remaining increase is primarily the result of increased sales volumes, principally from the Baldwin Stobb division sold during the current period, and the increased efficiencies as a result of the Company's restructuring efforts primarily in the United States.

              LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2000
                          LIQUIDITY AND WORKING CAPITAL

         As of September 30, 2000, the Company maintained a $25,000,000 Revolving Credit Agreement (the "Revolver") with Bank of America, N.A., as agent which matures on October 31, 2001. The Company had fully paid its 8.17% senior notes (the "Senior Notes").

         On October 31, the Company entered into a new agreement with Fleet National Bank and First Union National Bank for a $35,000,000 Revolving Credit Facility (the "Credit Facility"). The Credit Facility replaced the Revolver, and requires the Company to maintain certain financial covenants, and to obtain guarantees from all of the Company's wholly-owned subsidiaries. Until all guarantees have been obtained, the availability of the Credit Facility is limited to $20,000,000. This is expected to occur by December 31, 2000.

         The Company's working capital increased by $2,366,000 or 8.4% from $28,221,000 at June 30, 2000 to $30,587,000 at September 30, 2000. Currency rate fluctuations decreased working capital by $1,135,000 in the current period. The primary reasons for the increase in working capital were increases in cash and prepaid expenses and reductions in trade accounts payable and the current portion of long-term debt. These increases in working capital were partially offset by reductions in inventories and trade and notes receivable and increases in loans payable and interest payable.

         Net cash provided by investing activities amounted to $4,178,000 for the three months ended September 30, 2000 as compared to net cash used by investing activities of $572,000 for the three months ended September 30, 1999. This increase is primarily the result of the sale of the business in the current period.

         Net cash used by financing activities amounted to $1,600,000 for the three months ended September 30, 2000 as compared to net cash provided by financing activities of $1,103,000 for the three months ended September 30, 1999. This decrease in cash provided by financing activities was primarily due to the payoff of the Senior Notes during the current period.

         The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company. As of September 30, 2000, these credit facilities total $44,660,000 including amounts available under the Revolver. The Company had outstanding $20,050,000 under these lines of credit, of which $13,956,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at September 30, 2000 are $635,000 lower than they would have been if June 30, 2000 exchange rates had been used.

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



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended June 30, 2000. There have been no material changes during the three months ended September 30, 2000.

                           PART II: OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits


                27           Financial Data Schedule (filed herewith).


(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BALDWIN TECHNOLOGY COMPANY, INC.



                                          BY     \s\  James M. Rutledge
                                                 -------------------------------

                                                 Vice President, Chief Financial

                                                 Officer and Treasurer


Dated:  November 14, 2000