Form 10-Q/A
period 2000-09-30
BALDWIN TECHNOLOGY CO INC
filed 2001-02-20
CIK 805792

                                   FORM 10-Q/A

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

                  YES   X                                     NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at October 31, 2000
               -----                         -------------------------------

         Class A Common Stock
           $0.01 par value                           12,914,647

         Class B Common Stock
           $0.01 par value                            1,810,883


                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                           Page
                                                                           ----


Part I     Financial Information


           Item 1   Financial Statements - Restated

                    Consolidated Balance Sheets at September 30, 2000
                    (unaudited) and June 30, 2000                            1-2

                    Consolidated Statements of Income for the three
                    months ended September 30, 2000 (unaudited) and
                    1999 (unaudited)                                           3

                    Consolidated Statements of Changes in
                    Shareholders' Equity for the three months ended
                    September 30, 2000 (unaudited)                             4

                    Consolidated Statements of Cash Flows for the
                    three months ended September 30, 2000 (unaudited)
                    and 1999 (unaudited)                                   5 - 6

                    Notes to Consolidated Financial Statements
                    (unaudited)                                           7 - 11


           Item 2   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  12 - 15


           Item 3   Quantitative and Qualitative Disclosures About
                    Market Risk                                               16


Part II             Other Information


           Item 6   Exhibits and Reports on Form 8-K                          16


Signatures                                                                    17

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                          September 30, 2000       June 30, 2000
                                                          ------------------     -----------------
                                                             (Unaudited)
                                                            (Restated-See
                                                               Note 1)
CURRENT ASSETS:
 Cash and cash equivalents                                   $  10,728            $   7,914
 Accounts receivable trade, net of allowance for
   doubtful accounts of $1,606
   ($1,705 at June 30, 2000)                                    34,613               36,369
  Notes receivable, trade                                        8,520                9,449
  Inventories                                                   33,936               37,354
  Prepaid expenses and other                                     8,513                7,312
                                                             ---------            ---------
                  Total Current Assets                          96,310               98,398
                                                             ---------            ---------

MARKETABLE SECURITIES:
 Cost $794 ($805 at June 30, 2000)                                 776                  843
                                                             ---------            ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                              3,865                4,056
 Machinery and equipment                                         3,705                5,064
 Furniture and fixtures                                          4,613                4,991
 Leasehold improvements                                            148                  244
 Capital leases                                                  1,309                1,422
                                                             ---------            ---------
                                                                13,640               15,777
 Less:  Accumulated depreciation and amortization               (6,903)              (8,305)
                                                             ---------            ---------

Net Property, Plant and Equipment                                6,737                7,472
                                                             ---------            ---------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at  cost,
  less accumulated amortization of $5,623 ($6,394 at
  June 30, 2000)                                                 3,155                3,873


GOODWILL, less accumulated amortization of $10,222
   ($10,352 at June 30, 2000)                                   28,144               29,561


DEFERRED TAXES                                                  14,020               14,878

OTHER ASSETS                                                     7,936                5,010
                                                             ---------            ---------

TOTAL ASSETS                                                 $ 157,078            $ 160,035
                                                             =========            =========


                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              September 30, 2000   June 30, 2000
                                                               ------------------   -------------
                                                                  (Unaudited)
                                                                (Restated-See
                                                                    Note 1)
CURRENT LIABILITIES:
   Loans payable                                                  $   6,759          $   4,801
   Current portion of long-term debt                                    139              6,515
   Accounts payable, trade                                           11,203             14,188
   Notes payable, trade                                              10,810             10,358
   Accrued salaries, commissions, bonus and
     profit-sharing                                                   5,406              6,151
   Customer deposits                                                  8,671              8,965
   Accrued and withheld taxes                                         1,667              2,195
   Income taxes payable                                               4,322              2,168
   Other accounts payable and accrued liabilities                    16,746             14,836
                                                                  ---------          ---------
                  Total current liabilities                          65,723             70,177
                                                                  ---------          ---------

LONG TERM LIABILITIES:
   Long-term debt                                                    15,228             11,882
   Other long-term liabilities                                        7,289              7,607
                                                                  ---------          ---------
       Total long-term liabilities                                   22,517             19,489
                                                                  ---------          ---------
       Total liabilities                                             88,240             89,666
                                                                  ---------          ---------

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000
     shares authorized, 16,458,849 shares issued                        165                165
   Class B Common Stock, $.01 par, 4,500,000 shares
      authorized, 2,000,000 shares issued                                20                 20
   Capital contributed in excess of par value                        57,496             57,496
   Retained Earnings                                                 26,266             25,629
   Cumulative translation adjustment                                 (1,840)              (380)
   Unrealized gain (loss) on investments net of $8 of
     deferred taxes ($15 at June 30, 2000)                              (10)                23
   Less: Treasury stock, at cost:
     Class A - 3,538,602 shares (3,191,302 at
      June 30, 2000)
     Class B - 189,117 shares                                       (13,259)           (12,584)
                                                                  ---------          ---------
                  Total shareholders' equity                         68,838             70,369
                                                                  ---------          ---------
COMMITMENTS AND CONTINGENCIES
                                                                  ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 157,078          $ 160,035
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               For the three months
                                                ended September 30,
                                               --------------------
                                              2000               1999
                                            -------            -------
                                        (Restated-See
                                           Note 1)
Net Sales                                  $ 44,960            $ 45,496
Cost of goods sold                           30,807              31,961
                                           --------            --------

Gross Profit                                 14,153              13,535
                                           --------            --------

Operating Expenses:
 General and administrative                   5,332               5,002
 Selling                                      4,208               4,289
 Engineering                                  2,990               3,071
 Research and Development                     1,207                 943
                                           --------            --------
                                             13,737              13,305
                                           --------            --------
Operating income                                416                 230
                                           --------            --------

Other (income) expense:
 Interest expense                               424                 525
 Interest income                                (67)                (87)
 Royalty income                              (1,339)               (957)
 Other expense, net                             417                 259
                                           --------            --------
                                               (565)               (260)
                                           --------            --------

Income before income taxes                      981                 490

Provision for income taxes                      344                 176
                                           --------            --------

Net income                                 $    637            $    314
                                           ========            ========

Net income per share:
 Basic and diluted                         $   0.04            $   0.02
                                           ========            ========

Weighted average shares outstanding:
 Basic                                       15,019              16,222
                                           ========            ========
 Diluted                                     15,019              16,222
                                           ========            ========

                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)
                           (RESTATED - SEE NOTE 1)


                                                                     Capital
                                Class A            Class B           Con-
                             Common Stock        Common Stock        tributed
                             ------------        ------------        in  Excess
                        Shares      Amount    Shares        Amount    Of Par
                        -------     ------    ------        ------    ------

Balance at
 June 30, 2000          16,458,849  $    165  2,000,000     $     20  $  57,496

Net income for the
  three  months
  ended  September
 30, 2000


Translation adjustment


Unrealized loss on
  available-for-sale
  securities,
 net of tax



Comprehensive
 loss


Purchase of
 treasury stock
                        ----------  -------   ---------    ---------  ---------

Balance at
 September 30,
 2000                   16,458,849  $    165  2,000,000     $     20  $  57,496
                        ==========  ========  =========    =========  =========




                                                         Unrealized
                                       Cumulative       Gain (Loss)          Treasury Stock             Comprehensive
                           Retained    Translation          on                --------------               Income
                           Earnings    Adjustment        Investments       Shares          Amount          (Loss)
                           --------    ----------        -----------       ------          ------          ------

Balance at
 June 30, 2000             $  25,629     $     (380)           $  23    (3,380,419)      $   (12,584)

Net income for the
  three  months
  ended  September
 30, 2000                       637                                                                       $       637

Translation adjustment                       (1,460)                                                           (1,460)


Unrealized loss on
  available-for-sale
  securities,
 net of tax                                                     (33)                                             (33)

                                                                                                          -----------
Comprehensive
 loss                                                                                                      $    (856)
                                                                                                          ===========

Purchase of
 treasury stock                                                           (347,300)             (675)
                           ----------    -----------        ----------   ----------       -----------

Balance at
 September 30,
 2000                      $  26,266     $  (1,840)            $  (10)   (3,727,719)      $   (13,259)
                           =========     ==========         ==========   ==========       ===========





          The accompanying notes to consolidated financial statements are an integral part of these statements

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     For the three
                                                                                              months ended September 30,
                                                                                            ------------------------------
                                                                                               2000                   1999
                                                                                          (Restated-See
                                                                                             Note 1)
Cash Flows from operating activities:
 Net Income                                                                                  $  637                $   314
 Adjustments to reconcile net income to net cash  provided by operating activities:
     Depreciation and amortization                                                              871                    958
     Accrued retirement pay                                                                     188                    170
     Provision for losses on accounts receivable                                                  0                      9
     Loss from disposition of business                                                          650                      0
     Changes in assets and liabilities:
       Accounts and notes receivables, net                                                   (1,199)                 1,040
       Inventories                                                                           (1,823)                  (692)
       Prepaid expenses and other                                                            (1,221)                  (151)
       Other Assets                                                                            (118)                  (120)
       Customer deposits                                                                      1,765                  1,346
       Accrued compensation                                                                     (60)                  (689)
       Accounts and notes payable, trade                                                       (638)                  (893)
       Income taxes payable                                                                     145                   (126)
       Accrued and withheld taxes                                                              (408)                  (371)
       Other accounts payable and accrued liabilities                                         1,695                   (632)
       Interest payable                                                                         (28)                   308
                                                                                             ------                 ------
           Net cash provided by operating activities                                            456                    471
                                                                                             -------                ------

Cash flows from investing activities:
  Proceeds from disposition of business, net                                                  3,985                      0
  Additions of property, net                                                                   (350)                  (454)
  Additions of patents, trademarks and drawings, net                                            (67)                  (118)
                                                                                            -------                 ------
           Net cash provided (used) by investing activities                                   3,568                   (572)
                                                                                            -------                 ------

Cash flows from financing activities:
  Long-term borrowings                                                                       11,005                  6,305
  Long-term debt repayments                                                                 (13,676)                (5,064)
  Short-term borrowings                                                                       2,253                    698
  Short-term debt repayments                                                                    (19)                  (671)
  Principal payments under capital lease obligations                                             (3)                   (64)
  Other long-term liabilities                                                                  (485)                   385
  Treasury stock purchased                                                                      (65)                  (486)
                                                                                            -------                -------
           Net cash (used) provided by financing activities                                    (990)                 1,103
                                                                                            -------                -------

Effects of exchange rate changes                                                               (220)                 1,098
                                                                                            -------                -------
Net increase in cash and cash equivalents                                                     2,814                  2,100
Cash and cash equivalents at beginning of year                                                7,914                 10,673
                                                                                            -------                -------

Cash and cash equivalents at end of period                                                  $10,728                $12,773
                                                                                            =======                =======

                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                   For the three months ended
                                                                          September 30,
                                                                   --------------------------
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

       This quarterly report on Form 10-Q/A is being filed as a result of an error in the application of the newly issued Financial Accounting
Standards Board Statement No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities". Effective July 1, 2000, the Company adopted FAS 133 and had previously recognized a cumulative effect adjustment increasing net income by $426,000. Upon reviewing this calculation, the Company erred in calculating the effect of adopting FAS 133 and has now determined that the adoption of FAS 133 did not result in a cumulative effect type adjustment on income. Accordingly, the financial statements for the quarter ended September 30, 2000 have been restated to correct this error. The impact of this change is to reduce the previously reported amounts of cumulative effect of a change in accounting principle, net income, retained earnings and cumulative translation adjustment by $426,000, and basic and diluted income per share by $0.03.


NOTE 2 - EARNINGS PER SHARE:

       Basic earnings per share, is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution securities that could share in the earnings of an entity, and is computed by dividing net income for the period by the weighted average number of common shares outstanding plus potentially dilutive common stock equivalents. The weighted average shares outstanding used to compute diluted income per share include zero shares for each of the three months ended September 30, 2000 and 1999, which represent outstanding options to purchase the Company's common stock. Options to purchase the Company's common stock in the amount of 1,920,000 and 2,182,000 were not included in the computation of diluted earnings per share for the three months ended September 30, 2000 and 1999 respectively, because the exercise prices were greater than the average market price of the common stock for the respective periods.

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

NOTE 4 - DERIVATIVES:

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The effective date of FAS 133 was July 1, 2000 for the Company. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations in future periods. At July 1, 2000, the adoption of FAS 133, did not result in a cumulative effect type adjustment on income. A pre-tax gain of $345,000 was recognized during the quarter related to a derivative which did not qualify as a hedge and was settled after the end of the quarter for no additional material gain or loss. The balance of the Company's derivative financial instruments are not material.

         On occasion the Company holds certain derivative instruments that are designated and qualify as hedging instruments pursuant to FAS 133. The objective of these derivatives is to eliminate or minimize the impact of transaction effects of currency rate fluctuations on the Company's consolidated financial results.

         If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffectiveness related to cash flow hedges is recognized in earnings.

         When deemed necessary, the Company uses forward contracts to manage the above objectives, whenever forward purchase and sale contracts or firm commitments designated in a currency other than the functional currency, may have a material impact on the cash flow from the transaction due to exchange rate fluctuations. When they qualify under FAS 133, these forward contracts are designated as cash flow hedging instruments.

         Hedge ineffectiveness, determined in accordance with FAS 133 had no material impact on earnings for the three months ended September 30, 2000. The entire $345,000 pre-tax gain was the result of a derivative instrument, that did not qualify as a hedge pursuant to FAS 133.

NOTE 5 -- PROVISION FOR LOSS ON THE DISPOSITION OF PRE-PRESS OPERATIONS:

In June 1997, the Company sold all of the outstanding shares of its former Pre-Press Operations ("PPO") to Kaber Imaging, Inc. ("Kaber" or "Buyer"). The Company recorded a loss on this disposition in the amount of $42,407,000 in the fiscal year ended June 30, 1997. When the Company acquired the PPO, in July 1991, the Company assumed the existing guarantees that were being provided by the previous owner. The guarantees consisted of two parts: 1.) a guarantee to Forsakring Pensiongaranti ("FPG"), a Swedish pension obligation surety bond firm, in the form of a guarantee bond covering the quasi Swedish government retirement plan, and 2.) a direct guarantee to a group of individual employees who were members of a separate plan. The assumption by Kaber of the pension obligations was unconditional.

         The purchase and sale agreement for the sale of the PPO to Kaber, in June, 1997 included provisions for the Buyer to assume all pension liabilities related to the PPO, to use their best efforts to gain the release of the Company from the guarantees and to reimburse the Company for any and all costs incurred by the Company associated with the guarantees. At the time that PPO was sold to Kaber, management conducted due diligence of Kaber and believed that Kaber had the financial ability to satisfy these guarantees.

         Subsequent to the sale of the PPO to Kaber, Kaber and related domestic subsidiaries filed for protection in the U.S. under Chapter 11 of the bankruptcy code in February 1999 which caused similar filings in Kaber's foreign subsidiaries including Sweden. During the period of July, 1997 through February, 1999, Kaber failed to gain the release of the Company from the guarantees which remained in place. In March 1999, The Company was contacted by FPG, the surety bond holder, to fulfill the Company's guarantee of the pension obligation. Neither Kaber, nor their Swedish subsidiaries, which were in liquidation, possessed the financial capability to fulfill its obligation. Based on the demands from FPG, and representatives of the members of the separate plan and Kaber's bankruptcy, the Company recognized the liability in its financial results by establishing a reserve in the amount of $2,400,000 in the third quarter of fiscal year ended June 30, 1999. The Company has made payments to FPG of $1,567,000 and is in the process of resolving the amount of the benefits due to the members of the separate group, for which the remaining $833,000 accrual was established. Accordingly, the remaining balance of $833,000 is included as a current liability in "Other accounts payable and accrued liabilities".


NOTE 6 -- RESTRUCTURING CHARGE AND RELATED RESERVE:

         For the year ended June 30, 2000, the Company recorded a pre-tax restructuring charge in the amount of $5,664,000. This charge was recorded in order to account for the estimated costs associated with the planned consolidation of production into certain facilities, resulting in a reduction in total employment, primarily in the United States. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been consolidating on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities into single product line development and production facilities. Products that were previously being produced at multiple facilities, are being consolidated with similar product lines at existing facilities. The corporate headquarters were vacated and relocated to the Shelton facility in order to take advantage of the space created by the downsizing previously noted.

                                                            Remaining          Charge            Remaining
                                                             Reserve           Against            Reserve
                                                          June 30, 2000        Reserve      September 30, 2000
                                                          -------------        -------      ------------------
                                                           (In thousands)
         Severance                                            $ 2,886            $ 128            $ 2,758
         Facility lease termination                             1,132               79              1,053
         Other costs                                              500                                 500
                                                              -------            -------          -------
         TOTAL PROGRAM                                        $ 4,518            $ 207            $ 4,311
                                                              =======            ========         =======

         Severance costs will be paid out through December 2001, the majority of which will be paid by July 2001. Facility lease termination costs will be paid out through July 2003. The category other costs are expected to be paid out by December 31, 2000. As of September 30, 2000, $3,546,000 is included in "Other accounts payable and accrued liabilities" and $765,000 is included in "Other long-term liabilities".


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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000. A segment's financial performance is primarily evaluated based on the operating profit of the segment, which include inter-segment sales.

         The tables below present information about reportable segments for the three months ended September 30, 2000, and 1999 (in thousands):

                                                                                         Three months ended
                                                                                             September 30,
                                                                                         ------------------
           Net sales:                                                                  2000                 1999
                                                                                       ----                 ----
            Graphic Products and Control Groups                                      $31,326              $32,795
            Material Handling Group                                                   13,900               13,789
            All other                                                                     74                   18
                                                                                     -------              -------
           Total segments                                                             45,300               46,602
           Inter-segment sales                                                          (340)              (1,106)
                                                                                     -------              -------
                             Total Net Sales                                         $44,960              $45,496
                                                                                     ========             =======


                                                                                           Three months ended
                                                                                              September 30,_
                                                                                           ------------------
           Operating income (loss):                                                    2000                 1999
                                                                                       ----                 ----
            Graphic Products and Controls Group                                       $  970               $1,456
            Material Handling Group                                                    1,468                   69
            All other                                                                   (115)                (137)
                                                                                      ------               ------
           Total segments                                                              2,323                1,388
           Corporate                                                                  (1,907)              (1,158)
                                                                                      ------               ------
                 Total operating income                                                  416                  230
           Interest expense, net                                                        (357)                (438)
           Royalty income, net                                                         1,339                  957
           Other income (expense), net                                                  (417)                (259)
                                                                                      ------               -------
                  Income before income taxes                                          $  981               $  490
                                                                                      ======               ======

                                                                                  September 30,           June 30,
                                                                                      2000                  2000
                                                                                 -------------         -----------
           Identifiable assets:
            Graphic Products and Control Groups                                    $90,557                $92,285
            Material Handling Group                                                 38,636                 45,526
            All other                                                                1,061                  1,150
                                                                                  --------               --------
           Total segments                                                          130,254                138,961
           Corporate                                                                26,824                 21,074
                                                                                  --------               --------
                             Total identifiable assets                            $157,078               $160,035
                                                                                  =========              ========

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

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, and
(vii) competitive market influences. Additional factors are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 2000, which should be read in conjunction herewith.

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

                  The Company's net income amounted to $637,000 for the three months ended September 30, 2000, as compared to $314,000 for the three months ended September 30, 1999. This increase of $323,000 is primarily due to the previously noted derivative financial instrument, increased royalty income and improved gross profit margins, offset by the loss on the sale of the Baldwin Stobb division. Currency rate fluctuations decreased net income by $387,000 in the current period. Net income per share amounted to $0.04 basic and diluted for the three months ended September 30, 2000, as compared to $0.02 basic and diluted for the three months ended September 30, 1999.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

         Net sales for the three months ended September 30, 2000 decreased by $1,469,000, or 4.5%, to $31,326,000 from $32,795,000 for the three months ended
September 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $1,631,000, otherwise, net sales would have increased by $162,000 in the current period. This increase is primarily the result of increased sales levels of cleaning and spray dampening systems.
                                       13

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


MATERIAL HANDLING GROUP

         Net sales for the three months ended September 30, 2000 increased by $111,000, or 0.80%, to $13,900,000 from $13,789,000 for the three months ended
September 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $313,000, otherwise net sales would have increased by $424,000. This increase is primarily the result of increased sales levels of post-press material handling equipment, from $3,516,000 in the prior year to $5,107,000 in the current year period.

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

         The Company maintains relationships with foreign and domestic banks, which have extended credit facilities to the Company. As of September 30, 2000, these credit facilities total $44,660,000 including amounts available under the Revolver. The Company had outstanding $20,050,000 under these lines of credit, of which $13,956,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at September 30, 2000 are $635,000 lower than they would have been if June 30, 2000 exchange rates had been used.

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

(a)  Exhibits


         27           Financial Data Schedule (Restated - filed herewith).


(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             BALDWIN TECHNOLOGY COMPANY, INC.

                                              BY \s\ James M. Rutledge
                                                --------------------------------
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer
Dated: February 20, 2001