Form 10-Q
period 2000-12-31
BALDWIN TECHNOLOGY CO INC
filed 2001-02-20
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


[Mark one]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For quarter ended                 December 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ___________

                          Commission file number 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       12-3258160
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                Twelve Commerce Drive, Shelton, Connecticut 06484
               (Address of principal executive offices) (Zip Code)

          Registrant's telephone number, including area code: 203-402-1000

              (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          YES    X                                              NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at January 31, 2001
         -----                                -------------------------------
Class A Common Stock
      $0.01 par value                                   12,900,147

Class B Common Stock
      $0.01 par value                                    1,810,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX


                                                                                                         Page
Part I          Financial Information


                Item 1        Financial Statements

                              Consolidated Balance Sheets at
                              December 31, 2000 (unaudited) and June 30, 2000                            1-2

                              Consolidated Statements of Income for the three
                              and six months ended December 31, 2000 (unaudited)
                              and 1999 (unaudited)
                                                                                                          3

                              Consolidated Statements of Changes in
                              Shareholders' Equity for the six months ended
                              December 31, 2000 (unaudited) and 1999 (unaudited)
                                                                                                          4

                              Consolidated Statements of Cash Flows for the six
                              months ended December 31, 2000 (unaudited) and
                              1999 (unaudited)
                                                                                                        5 - 6

                              Notes to Consolidated Financial Statements (unaudited)
                                                                                                         7-11

                Item 2        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                                     12-17

                Item 3        Quantitive and Qualitative Disclosures About
                              Market Risk                                                                 17


Part II                       Other Information

                Item 4        Submission of Matters to a Vote of Security Holders                         18

                Item 6        Exhibits and Reports on Form 8-K                                            19


Signatures

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                December 31,       June 30,
                                                                                   2000             2000
                                                                                -----------      -----------
                                                                                (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                                                      $     9,083      $     7,914
  Accounts receivable trade, net of allowance for doubtful
    accounts of $1,463 ($1,705 at June 30, 2000)                                     30,761           36,369
  Notes receivable, trade                                                            12,740            9,449
  Inventories                                                                        34,892           37,354
  Prepaid expenses and other                                                          7,455            7,312
                                                                                -----------      -----------
                  Total Current Assets                                               94,931           98,398
                                                                                -----------      -----------

MARKETABLE SECURITIES:
 Cost $758 ($805 at June 30, 2000)                                                      766              843
                                                                                -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                                                   3,930            4,056
 Machinery and equipment                                                              4,152            5,064
 Furniture and fixtures                                                               4,969            4,991
 Leasehold improvements                                                                 194              244
 Capital leases                                                                       1,385            1,422
                                                                                -----------      -----------
                                                                                     14,630           15,777
 Less:  Accumulated depreciation and amortization                                    (7,524)          (8,305)
                                                                                -----------      -----------
Net Property, Plant and Equipment                                                     7,106            7,472
                                                                                -----------      -----------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at  cost,
 less accumulated amortization of $5,488 ($6,394 at June 30, 2000)                    3,050            3,873

GOODWILL, less accumulated amortization of $10,377
  ($10,352 at June 30, 2000)                                                         27,823           29,561

DEFERRED TAXES                                                                       14,020           14,878

OTHER ASSETS                                                                          8,319            5,010
                                                                                -----------      -----------

TOTAL ASSETS                                                                    $   156,015      $   160,035
                                                                                ===========      ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                    December 31,       June 30,
                                                                                                        2000             2000
                                                                                                    -----------      -----------
                                                                                                    (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                                                    $     5,368      $     4,801
   Current portion of long-term debt                                                                        137            6,515
   Accounts payable, trade                                                                               11,970           14,188
   Notes payable, trade                                                                                  11,283           10,358
   Accrued salaries, commissions, bonus and
    profit-sharing                                                                                        4,853            6,151
   Customer deposits                                                                                      7,791            8,965
   Accrued and withheld taxes                                                                             1,752            2,195
   Income taxes payable                                                                                   5,038            2,168
   Other accounts payable and accrued liabilities                                                        15,605           14,836
                                                                                                    -----------      -----------
                  Total current liabilities                                                              63,797           70,177
                                                                                                    -----------      -----------

LONG TERM LIABILITIES:
   Long-term debt                                                                                        15,503           11,882
   Other long-term liabilities                                                                            6,669            7,607
                                                                                                    -----------      -----------
       Total long-term liabilities                                                                       22,172           19,489
                                                                                                    -----------      -----------
       Total liabilities                                                                                 85,969           89,666
                                                                                                    -----------      -----------

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
     16,458,849 shares issued                                                                               165              165
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
     2,000,000 shares issued                                                                                 20               20
   Capital contributed in excess of par value                                                            57,496           57,496
   Retained Earnings                                                                                     27,436           25,629
   Accumulated other comprehensive income                                                                (1,768)            (357)
   Less: Treasury stock, at cost:
     Class A - 3,554,702 shares
       (3,191,302 at June 30, 2000)
     Class B - 189,117 shares                                                                           (13,303)         (12,584)
                                                                                                    -----------      -----------
                  Total shareholders' equity                                                             70,046           70,369
                                                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                                       -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                          $   156,015      $   160,035
                                                                                                    ===========      ===========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                 For the three months            For the six months
                                                  ended December 31,             ended December 31,
                                             --------------------------      --------------------------
                                                2000            1999            2000            1999
                                             ----------      ----------      ----------      ----------
Net Sales                                    $   45,758      $   51,510      $   90,718      $   97,006
Cost of goods sold                               32,068          34,416          62,875          66,377
                                             ----------      ----------      ----------      ----------

Gross Profit                                     13,690          17,094          27,843          30,629
                                             ----------      ----------      ----------      ----------

Operating Expenses:
 General and administrative                       4,813           6,914          10,145          11,916
 Selling                                          4,096           4,797           8,304           9,086
 Engineering                                      2,761           2,985           5,751           6,056
 Research and Development                         1,490           1,603           2,697           2,546
                                             ----------      ----------      ----------      ----------
                                                 13,160          16,299          26,897          29,604
                                             ----------      ----------      ----------      ----------
Operating income                                    530             795             946           1,025
                                             ----------      ----------      ----------      ----------

Other (income) expense:
 Interest expense                                   612             468           1,036             993
 Interest income                                    (90)            (82)           (157)           (169)
 Royalty income, net                               (992)           (627)         (2,331)         (1,584)
 Other (income) expense, net                     (1,136)           (125)           (719)            134
                                             ----------      ----------      ----------      ----------
                                                 (1,606)           (366)         (2,171)           (626)
                                             ----------      ----------      ----------      ----------


Income before  income taxes                       2,136           1,161           3,117           1,651

Provision for income taxes                          966             369           1,310             545
                                             ----------      ----------      ----------      ----------

Net Income                                   $    1,170      $      792      $    1,807      $    1,106
                                             ==========      ==========      ==========      ==========

Basic income per share                       $     0.08      $     0.05      $     0.12      $     0.07
                                             ==========      ==========      ==========      ==========

Diluted income per share                     $     0.08      $     0.05      $     0.12      $     0.07
                                             ==========      ==========      ==========      ==========

Weighted average shares outstanding:
Basic                                            14,723          15,801          14,871          16,012
                                             ==========      ==========      ==========      ==========
Diluted                                          14,723          15,801          14,871          16,012
                                             ==========      ==========      ==========      ==========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)


                         Class A             Class B        Capital               Accumulated
                      Common Stock        Common Stock    Contributed                Other          Treasury Stock     Comprehensive
                   ------------------  -----------------   in Excess   Retained  Comprehensive  ----------------------     Income
                     Shares    Amount   Shares    Amount     of Par    Earnings      Income       Shares      Amount       (Loss)
                   ----------  ------  ---------  ------  -----------  --------  -------------  -----------  --------- -------------
Balance at
 June 30, 2000     16,458,849   $165   2,000,000   $20     $57,496      $25,629    $   (357)    (3,380,419)  $(12,584)

Net income for
  the six months
  ended December
  31, 2000                                                                1,807                                             $1,807
Translation
  adjustment                                                                         (1,414)                                (1,414)

Unrealized loss
  on available-
  for-sale
  securities,
 net of tax
                                                                                        (17)                                  (17)
Unrealized gain
 on derivatives                                                                          20                                    20
                                                                                                                           -------
Comprehensive
 income                                                                                                                      $396
                                                                                                                           =======
Purchase of
 treasury stock                                                                                   (363,400)      (719)
                   ----------   ----   ---------   ---     -------      -------    --------     ----------   --------
Balance at
December 31, 2000
                   16,458,849   $165   2,000,000   $20     $57,496      $27,436    $ (1,768)    (3,743,819)  $(13,303)
                   ==========   ====   =========   ===     =======      =======    ========     ==========   ========

           The accompanying notes to consolidated financial statements are an integral part of these statements

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  For the six months
                                                                                  ended December 31,
                                                                           -------------------------------
                                                                              2000                 1999
                                                                           ----------           ----------
Cash Flows from operating activities:
 Net Income                                                                $    1,807           $    1,106
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                              1,667                1,946
     Accrued retirement pay                                                       (99)              (1,170)
     Provision for losses on accounts receivable                                    0                1,109
     Loss from disposition of business                                            650                    0
     Changes in assets and liabilities:
       Accounts and notes receivables, net                                     (2,522)                (106)
       Inventories                                                             (2,437)              (4,360)
       Prepaid expenses and other                                                (496)                 343
       Other assets                                                              (637)               2,882
       Customer deposits                                                          926                4,450
       Accrued compensation                                                      (646)              (1,077)
       Accounts and notes payable, trade                                        1,226                1,245
       Income taxes payable                                                       992                 (453)
       Accrued and withheld taxes                                                (331)                (263)
       Other accounts payable and accrued liabilities                             498                 (829)
       Interest payable                                                           (92)                 (38)
                                                                           ----------           ----------
           Net cash provided by operating activities                              506                4,785
                                                                           ----------           ----------

Cash flows from investing activities:
   Additions of property, net                                                  (1,044)              (1,666)
   Additions of patents, trademarks and drawings, net                             (98)                (165)
   Proceeds from disposition of business, net                                   3,985                    0
                                                                           ----------           ----------
        Net cash provided (used) by investing activities                        2,843               (1,831)
                                                                           ----------           ----------

Cash flows from financing activities:
   Long-term borrowings                                                        33,506               14,192
   Long-term debt repayments                                                  (36,032)             (18,124)
   Short-term borrowings                                                        2,372                  700
   Short-term debt repayments                                                  (1,563)              (1,714)
   Principal payments under capital lease obligations                              (3)                (285)
   Other long-term liabilities                                                   (310)                 963
   Treasury stock purchased                                                      (109)              (1,833)
                                                                           ----------           ----------
              Net cash used by financing activities                            (2,139)              (6,101)
                                                                           ----------           ----------

Effects of exchange rate changes                                                  (41)                 657
                                                                           ----------           ----------

Net increase (decrease) in cash and cash equivalents                            1,169               (2,490)
Cash and cash equivalents at beginning of year                                  7,914               10,673
                                                                           ----------           ----------

Cash and cash equivalents at end of period                                 $    9,083           $    8,183
                                                                           ==========           ==========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                   For the six months
                                                   ended December 31,
                                                 ----------------------
                                                   2000          1999
                                                 -------        -------
           Cash paid during the period for:
              Interest                           $   944        $ 1,031
              Income Taxes                       $   855        $   660

       The Company did not enter into any capital lease agreements for either of the six month periods ended December 31, 2000 or 1999.


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

       The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 2000. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - EARNINGS PER SHARE:

       Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, and is computed by dividing net income for the period by the weighted average number of common shares outstanding plus potentially dilutive common stock equivalents. The weighted average shares outstanding used to compute diluted income per share include zero shares for potentially dilutive common stock equivalents for each of the three and six month periods ended December 31, 2000 and 1999. Options to purchase the Company's common stock in the amount of 1,829,000 and 2,159,000 were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2000 and 1999 respectively, because the exercise prices were greater than the average market price of the common stock for the respective periods.

NOTE 3  - OTHER COMPREHENSIVE INCOME:

       Other Comprehensive Income ("OCI") is comprised of various items which effect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. To date, OCI has been reported on the Statement of Financial Position, and the Statement of Changes in shareholders' equity, using accounts for cumulative translation adjustment and unrealized gain on investments. These two accounts are now being combined and shown together as one item in both of the above statements along with the amounts reported in OCI for the effect of the adoption of FAS 133.

         Accumulated other comprehensive income consists of the following:

                                                                      December 31, 2000            June 30, 2000
                                                                      -----------------            -------------
         Cumulative translation adjustment                               $(1,794,000)                $(380,000)
         Unrealized gain on investments, net of
           deferred taxes of $2 ($15 at June 30, 2000)                         6,000                    23,000
         Unrealized gain on forward contracts                                 20,000
                                                                         -----------                 ---------
                                                                         $(1,768,000)                $(357,000)
                                                                         ===========                 =========

NOTE 4 - INVENTORIES:

         Inventories consist of the following:-

                                        December 31, 2000         June 30, 2000
                                        -----------------         -------------
                                           (Unaudited)
         Raw materials                    $ 18,336,000             $ 19,559,000
         In process                          7,833,000                9,633,000
         Finished Goods                      8,723,000                8,162,000
                                          ------------             ------------
                                          $ 34,892,000             $ 37,354,000
                                          ============             ============

         Inventories decreased by $802,000 due to translation effects of foreign currency from June 30, 2000 to December 31, 2000.


NOTE 5 - DERIVATIVES:

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The effective date of FAS 133 was July 1, 2000 for the Company. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations in future periods. At July 1, 2000, the adoption of FAS 133 did not result in a cumulative effect type adjustment on income. A pre-tax gain of $345,000 was recognized during the six months ended December 31, 2000 related to this instrument. The balance of the Company's derivative financial instruments are not material.

         On occasion, the Company holds certain derivative instruments that are designated and qualify as hedging instruments pursuant to FAS 133. The objective of these derivatives is to eliminate or minimize the impact of transaction effects of currency rate fluctuations on the Company's consolidated financial results.

         If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings. Ineffectiveness related to cash flow hedges is recognized in earnings.

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

         Hedge ineffectiveness, determined in accordance with FAS 133 had no material impact on earnings for the six months ended December 31, 2000. The entire $345,000 pre-tax gain was the result of a derivative instrument, that did not qualify as a hedge pursuant to FAS 133.


NOTE 6 - COMMON STOCK:

         On November 15, 2000 under the Company's 1998 Directors Stock Option Plan, five (5) eligible non-employee Directors were granted non-qualified options to purchase 3,000 shares each (for a total of 15,000 shares) of the Company's Class A Common Stock at an exercise price of $1.50 per share, the fair market value on the date of grant.

NOTE 7 -- PROVISION FOR LOSS ON THE DISPOSITION OF PRE-PRESS OPERATIONS:

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

          Subsequent to the sale of the PPO, Kaber and related domestic subsidiaries filed for protection in the U.S. under Chapter 11 of the bankruptcy code in February 1999 which caused similar filings in Kaber's foreign subsidiaries including Sweden. During the period of July, 1997 through February, 1999, Kaber failed to gain the release of the Company from the guarantees which remained in place. In March, 1999, The Company was contacted by FPG, the surety bond holder, to fulfill the Company's guarantee of the pension obligation. Neither Kaber, nor their Swedish subsidiaries, which were in liquidation, possessed the financial capability to fulfill its obligation. Based on the demands from FPG, and representatives of the members of the separate plan and Kaber's bankruptcy, the Company recognized the liability in its financial results by establishing a reserve in the amount of $2,400,000 in the third quarter of fiscal year ended June 30, 1999. The Company has made payments to FPG of $1,567,000 and is in the process of resolving the amount of the benefits due to the members of the separate group, for which the remaining $833,000 accrual was established. Accordingly, the remaining balance of $833,000 is included as a current liability in "Other accounts payable and accrued liabilities".

NOTE 8 -- RESTRUCTURING CHARGE AND RELATED RESERVE:

          For the year ended June 30, 2000, the Company recorded a pre-tax restructuring charge in the amount of $5,664,000. This charge was recorded in order to account for the estimated costs associated with the planned consolidation of production into certain facilities, resulting in a reduction in total employment, primarily in the United States. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been consolidating on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities into single product line development and production facilities. Products that were previously being produced at multiple facilities, are being consolidated with similar product lines at existing facilities. The corporate headquarters was vacated and relocated to the Shelton facility in order to take advantage of the space created by the downsizing previously noted.

                                   Remaining       Charge         Remaining
                                    Reserve        Against          Reserve
                                 June 30, 2000     Reserve    December 31, 2000
                                 -------------     -------    -----------------
                                        (In thousands)
         Severance                  $ 2,886         $ 151         $ 2,735
         Facility lease
            termination               1,132           252             880
         Other costs                    500           500               0
                                    -------         -----         -------
         Total program              $ 4,518         $ 903         $ 3,615
                                    =======         =====         =======

          Severance costs will be paid out through December 2001, the majority of which will be paid by July 2001. Facility lease termination costs will be paid out through July 2003. As of December 31, 2000, $2,850,0000 is included in "Other accounts payable and accrued liabilities" and $765,000 is included in "Other long-term liabilities".

NOTE 9 - BUSINESS SEGMENT INFORMATION:

         The Company's two reportable segments are the Graphic Products and Controls Group ("GPC"), and the Material Handling Group ("MHG"). The GPC segment includes products such as cleaning systems, water systems and other equipment designed to enhance the quality of the printed material and to improve the productivity of the printing process. The MHG segment includes products which handle the materials supplied to the press and automate the handling of the printed material. The all other category is comprised of the Print On-Demand Group, which operates in the short-run digital printing market, and other activities.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on From 10-K for the fiscal year ended June 30, 2000. A segment's financial performance is primarily evaluated based on the operating profit of the segment, which includes inter-segment sales.

         The tables below present information about reportable segments for the three and six month periods ended December 31, 2000, and 1999 (in thousands):

                                                     Three Months ended                    Six Months ended
                                                        December 31,                         December 31,
                                                ---------------------------           ---------------------------
                                                        (Unaudited)                           (Unaudited)
                                                  2000               1999               2000               1999
                                                --------           --------           --------           --------
Net Sales:
   Graphic Products and Controls Group          $ 32,224           $ 38,132           $ 63,550           $ 70,927
   Material Handling Group                        13,577             14,388             27,477             28,177
   All Other                                         504                103                578                121
                                                --------           --------           --------           --------
   Total Segments                                 46,305             52,623             91,605             99,225
   Inter-segment sales                              (547)            (1,113)              (887)            (2,219)
                                                --------           --------           --------           --------
          Total Net Sales                       $ 45,758           $ 51,510           $ 90,718           $ 97,006
                                                ========           ========           ========           ========

                                                     Three Months ended                      Six Months ended
                                                         December 31,                          December 31,
                                                 ---------------------------           ---------------------------
                                                         (Unaudited)                           (Unaudited)
                                                   2000               1999               2000               1999
                                                 --------           --------           --------           --------
Operating Income (loss):
    Graphic Products and Controls Group          $    969           $  3,435           $  1,939           $  4,891
    Material Handling Group                         1,154               (655)             2,622               (586)
    All Other                                          49               (166)               (66)              (303)
                                                 --------           --------           --------           --------
    Total Segments                                  2,172              2,614              4,495              4,002
    Corporate                                      (1,642)            (1,819)            (3,549)            (2,977)
                                                 --------           --------           --------           --------
          Total operating income                      530                795                946              1,025
 Interest expense, net                               (522)              (386)              (879)              (824)
 Royalty income, net                                  992                627              2,331              1,584
 Other income (expense), net                        1,136                125                719               (134)
                                                 --------           --------           --------           --------
          Income before income taxes             $  2,136           $  1,161           $  3,117           $  1,651
                                                 ========           ========           ========           ========

NOTE 10 - SALE OF BUSINESS:

       On September 27, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the management of BSD. The consideration paid for the transaction, subject to certain post-closing adjustments, is the sum of (i) $6,750,000; minus
(ii) all payments received (net of disbursements paid) on behalf of BSD for the period July 1, 2000 through September 27, 2000 amounting to $2,155,000; plus
(iii) $175,000 in consideration for income tax obligations to be received at a later date. The total consideration received by the Company included 307,000 shares of the Company's Class A Common Stock valued at the average fair market price of the Company's Class A Common Stock for the ten days immediately prior to closing ($1.9875 per share). The Company recorded a pre-tax loss of $650,000, including associated disposition costs, as a result of this transaction.

NOTE 11 - REVOLVING CREDIT FACILITY:

       On October 31, 2000 the Company reached an agreement on a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank which matures on October 31, 2003. The Credit Facility is subject to certain financial covenants and is collateralized by a substantial portion of the Company's assets. The Credit Facility allows the Company to borrow, subject to certain limitations, at variable interest rates ranging from 1.50% to 2.50% over LIBOR for a period of 3 years. The Company utilized $11,750,000 of the initial borrowings under the Credit Facility to retire the previously existing debt with Bank of America and Fleet National Bank.


NOTE 12 - OTHER INCOME:

         During the quarter ended December 31, 2000, the Company recognized a gain as a result of a favorable settlement of a patent litigation suit in the amount of $1,213,000. This settlements is the result of years of litigation in defense of the Company's patents. The legal cost of defending this patent over the years is approximately $300,000. These costs have been included as operating expenses as incurred.

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain factors which have affected the financial position and consolidated financial statements of Baldwin Technology Company, Inc. (The "Company"). On September 27, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD"). As a result, the revenues and corresponding expenses attributable to BSD are included in these consolidated financial statements only for the period owned by the Company. The effects of this transaction on financial statement amounts are discussed below where significant.


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

SIX MONTHS ENDED DECEMBER 31, 2000 VS. SIX MONTHS ENDED DECEMBER 31, 1999

CONSOLIDATED RESULTS

         Net sales for the six months ended December 31, 2000 decreased by $6,288,000, or 6.5%, to $90,718,000 from $97,006,000 for the six months ended
December 31,1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $4,838,000 in the current period. Otherwise, net sales would have decreased by $1,450,000, which is primarily the result of the previously noted divestiture of BSD. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 18.2% in the United Kingdom, by 5.7% in Japan, and by 0.5% in the Americas. Sales increased by 58.9% in France, by 34.0% in Australia, and by 2.2% in Germany.

         Gross profit for the six month period ended December 31, 2000 was $27,843,000 (30.7% of net sales), as compared to $30,629,000 (31.6% of net sales) for the six month period ended December 31, 1999, a decrease of $2,786,000 or 9.1%. Currency rate fluctuations decreased gross profit by $1,623,000 in the current period. Otherwise gross profit would have decreased by $1,163,000 in the current period. Gross profit as a percentage of net sales has decreased primarily due to decreased sales volumes of higher margin products, increased material and labor costs, primarily for cleaning products, and continuing pricing pressures in the market.

         Selling, general and administrative expenses amounted to $18,449,000 (20.3% of net sales), for the six month period ended December 31, 2000 as compared to $21,002,000 (21.7% of net sales) for the same period in the prior year, a decrease of $2,553,000 or 12.2%. Currency rate fluctuations decreased these expenses by $833,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,720,000. Selling expenses decreased by $263,000 which primarily related to decreased compensation, marketing and trade show costs, while general and administrative expenses decreased by $1,457,000 primarily due to the $1,100,000 bad debt charge in the prior year period and reduced compensation costs as a result of the Company's restructuring efforts.

         Engineering and research and development expenses decreased by $154,000 over the same period in the prior year. Currency rate fluctuations decreased these expenses by $499,000 in the current period. Otherwise, these expenses would have increased by $345,000. The increase in these expenses relates primarily to increased research and development labor costs. As a percentage of net sales, engineering and research and development expenses increased by 0.4% to 9.3% for the six months ended December 31, 2000 compared to 8.9% for the same period in the prior year.

         Interest expense for the six month period ended December 31, 2000 was $1,036,000 as compared to $993,000 for the six month period ended December 31, 1999. Currency rate fluctuations decreased interest expense by $105,000 in the current period. Otherwise, interest expense would have increased by $148,000. This increase was primarily due to higher long-term debt levels and higher interest rates during the period. Interest income amounted to $157,000 and $169,000 for the six month periods ended December 31, 2000 and December 31, 1999, respectively. This reduction in interest income is primarily due to decreased cash balances available for investment purposes, which was partially offset by higher interest rates in the current period. Currency rate fluctuations decreased interest income by $22,000 in the current period

         Other income and expense includes net foreign currency transaction gains (losses) of $527,000 and ($291,000) for the six months ended December 31, 2000 and 1999, respectively. Currency rate fluctuations decreased other income by $561,000 in the current period. The net foreign currency transaction gains in the current period include a $345,000 gain on a derivative financial instrument that did not qualify as a hedge pursuant to FAS 133, and a $51,000 loss on the ineffective portions of derivative financial instruments which qualify as cash flow hedges pursuant to FAS 133. Other income and expense also includes a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit, and a $650,000 pre-tax loss on the sale of BSD.

         The Company's effective tax rate on income before taxes was 42.0% for the six month period ended December 31, 2000, compared to 33.0% for the six month period ended December 31, 1999. Currency rate fluctuations decreased the provision for income taxes by $277,000 in the current period. The increase in the current period's effective tax rate is primarily due to increased taxable income in higher tax jurisdictions in the current period, and taxable dividends received from one of the Company's foreign subsidiaries.

         The Company's net income amounted to $1,807,000 for the six month period ended December 31, 2000, compared to $1,106,000 for the six month period ended December 31, 1999. This increase of $701,000 or 63.4%, is primarily due to the previously noted gain from the patent litigation settlement, the gain on the derivative financial instrument that ceased to qualify as a hedge pursuant to FAS 133, increased royalty income and the $1,100,000 bad debt charge in the prior year period. These increases were partially offset by the loss on the sale of BSD and the reduced gross profit margins in the current period. Currency rate fluctuations decreased net income by $492,000 in the current period. Net income per share amounted to $0.12 basic and diluted for the six months ended December 31, 2000, as compared to $0.07 basic and diluted for the six months ended December 31, 1999.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

         Net sales for the six months ended December 31, 2000 decreased by $7,377,000 , or 10.4%, to $63,550.000 from $70,927,000 for the six months ended
December 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $4,117,000, otherwise, net sales would have decreased by $3,260,000 in the current period. This decrease is primarily the result of decreased sales levels of cleaning, spray dampening and web control systems, and increased sales levels of lower margin products.

         Operating income amounted to $1,939,000 (3.1% of net sales) for the six months ended December 31, 2000, as compared to $4,891,000 (6.9% of net sales) for the same period in the prior year, a decrease of $2,952,000. Currency rate fluctuations decreased the current year's operating income by $217,000, otherwise operating income would have decreased by $2,735,000. This decrease is primarily the result of the overall decrease in sales levels discussed above, coupled with increased engineering and research and development expenses in the current period.

MATERIAL HANDLING GROUP

         Net sales for the six months ended December 31, 2000 decreased by $700,000, or 2.5%, to $27,477,000 from $28,177,000 for the six months ended
December 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $721,000, otherwise net sales would have increased by $21,000. This increase is primarily the result of increased sales levels of post-press material handling equipment, in the current year period, which was partially offset by the reduction of net sales related to BSD of $3,282,000.

         Operating income amounted to $2,622,000 (9.5% of net sales) for the six months ended December 31, 2000, as compared to an operating loss of $586,000 (2.1% of net sales) for the same period in the prior year, an increase of $3,208,000. Currency rate fluctuations decreased the current year's operating profit by $103,000. The remaining increase is primarily the result of the $1,100,000 bad debt charge in the prior year period, and increased sales volumes of roll handling equipment, and increased efficiencies as a result of the Company's restructuring efforts primarily in the United States in the current period.

THREE MONTHS ENDED DECEMBER 31, 2000 VS. THREE MONTHS ENDED DECEMBER 31, 1999

CONSOLIDATED RESULTS

         Net sales for the three months ended December 31, 2000 decreased by $5,752,000, or 11.2%, to $45,758,000 from $51,510,000 for the three months ended
December 31,1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $3,525,000 in the current period and the previously noted divestiture of BSD further reduced net sales by $3,282,000. Otherwise, net sales would have increased by $1,055,000 which is primarily the result of increased sales volumes attributable to roll handling equipment. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 53.3% in the United Kingdom, by 9.9% in the Americas, by 7.2% in Germany, and by 4.8% in Japan. Sales increased by 75.6% in France and by 39.9% in Sweden.

         Gross profit for the three month period ended December 31, 2000 was $13,690,000 (29.9% of net sales), as compared to $17,094,000 (33.2% of net sales) for the three month period ended December 31, 1999, a decrease of $3,404,000 or 19.9%. Currency rate fluctuations decreased gross profit by $1,160,000 in the current period. Otherwise gross profit would have decreased $2,244,000 in the current period. Gross profit was lower due primarily to decreased sales volumes, and continuing pricing pressures in the market.

         Selling, general and administrative expenses amounted to $8,909,000 (19.5% of net sales), for the three month period ended December 31, 2000 as compared to $11,711,000 (22.7% of net sales ) for the same period in the prior year, a decrease of $2,802,000 or 23.9%. Currency rate fluctuations decreased these expenses by $561,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $2,241,000. Selling expenses decreased by $362,000 which primarily related to reduced compensation and marketing and trade show costs, while general and administrative expenses decreased by $1,879,000 due primarily to the $1,100,000 bad debt charge in the prior year period and to reduced incentive compensation costs as a result of the lower profitability of the Company.

         Engineering and research and development expenses decreased by $337,000 compared to the same period in the prior year. Currency rate fluctuations decreased these expenses by $357,000 in the current period. Otherwise, these expenses would have increased by $20,000. The increase in these expenses relates primarily to increased research and development labor costs. As a percentage of net sales, engineering and research and development expenses increased by 0.4% to 9.3% for the three months ended December 31, 2000 as compared to 8.9% for the same period in the prior year.

         Interest expense for the three month period ended December 31, 2000 was $612,000 as compared to $468,000 for the three month period ended December 31, 1999. This increase was primarily due to higher long-term debt levels during the current period and increased interest rates. Currency rate fluctuations decreased interest expense by $57,000 in the current period. Interest income amounted to $90,000 and $82,000 for the three month periods ended December 31, 2000 and December 31, 1999, respectively. This increase in interest income is primarily due to higher cash balances available for investment purposes and higher interest rates during the period. Currency rate fluctuations decreased interest income by $18,000 in the current period.

         Other income and expense includes net foreign currency transaction gains of $213,000 and $62,000 for the three months ended December 31, 2000 and 1999, respectively. Currency rate fluctuations decreased other income by $233,000 in the current period. Other income and expense also includes a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit.

         The Company's effective tax rate on income before taxes was 42.0% for the three month period ended December 31, 2000 as compared to 31.8% for the three month period ended December 31, 1999. Currency rate fluctuations decreased the provision for income taxes by $160,000 in the current period. The increase in the current period's effective tax rate when compared to the prior year period, is primarily due to increased taxable income in higher tax jurisdictions in the current period, and a taxable dividend received from one of the Company's foreign subsidiaries.

         The Company's net income amounted to $1,170,000 for the three month period ended December 31, 2000, as compared to $792,000 for the three month period ended December 31, 1999. This increase of $378,000 or 47.7%, is primarily due to the gain from the patent litigation settlement, increased royalty income, and the $1,100,000 bad debt charge in the prior year period. Currency rate fluctuations decreased net income by $276,000 in the current period. Net income per share amounted to $0.08 basic and diluted for the three months ended December 31, 2000, as compared to $0.05 basic and diluted for the three months ended December 31, 1999.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

         Net sales for the three months ended December 31, 2000 decreased by $5,908,000, or 15.5%, to $32,224,000 from $38,132,000 for the three months ended
December 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $2,899,000, otherwise, net sales would have decreased by $3,009,000 in the current period. This decrease is primarily the result of decreased sales levels of cleaning, spray dampening, and web control systems, and increased sales levels of lower margin products.

         Operating income amounted to $969,000 (3.0% of net sales) for the three months ended December 31, 2000, as compared to $3,435,000 (9.0% of net sales) for the same period in the prior year, a decrease of $2,466,000. Currency rate fluctuations decreased the current year's operating income by $151,000, otherwise operating income would have decreased by $2,315,000. This decrease is primarily the result of the overall decrease in sales levels discussed above, coupled with increased engineering and research and development expenses in the current period.

MATERIAL HANDLING GROUP

         Net sales for the three months ended December 31, 2000 decreased by $811,000, or 5.6%, to $13,577,000 from $14,388,000 for the three months ended
December 31, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $626,000, otherwise net sales would have decreased by $185,000. This decrease is primarily the result of the sale of BSD which contributed sales of $3,282,000 in the prior year period, which was largely offset by increased sales levels of other post-press material handling equipment in the current period.

         Operating income amounted to $1,154,000 (8.5% of net sales) for the three months ended December 31, 2000, as compared to an operating loss of $655,000 (4.6% of net sales) for the same period in the prior year, an increase of $1,809,000. Currency rate fluctuations decreased the current year's operating profit by $109,000. The increase is primarily the result of increased sales volumes of roll handling equipment, increased efficiencies as a result of the Company's restructuring efforts primarily in the United States, and the $1,100,000 bad debt charge in the prior year period.

              LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2000
                          LIQUIDITY AND WORKING CAPITAL

         As of December 31, 2000, the Company maintained a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank which matures on October 31, 2003. The Credit Facility requires the Company to maintain certain financial covenants.

         The Company's working capital increased by $2,913,000 or 10.3% from $28,221,000 at June 30, 2000 to $31,134,000 at December 31, 2000. Currency rate fluctuations decreased working capital by $871,000 in the current period. The primary reasons for the increase in working capital were increases in cash and cash equivalents and reductions in the current portion of long-term debt, accrued compensation costs and customer deposits. These increases in working capital were partially offset by reductions in inventories and increases in loans payable, accrued liabilities and income taxes payable.

         Net cash provided by investing activities amounted to $2,843,000 for the six months ended December 31, 2000 as compared to net cash used by investing activities of $1,831,000 for the six months ended December 31, 1999. This increase is primarily the result of the sale of BSD.

         Net cash used by financing activities amounted to $2,139,000 for the six months ended December 31, 2000 as compared to $6,101,000 for the six months ended December 31, 1999. This decrease in cash used by financing activities was primarily due to lower net payments of outstanding borrowings and decreased treasury stock purchases during the current period.

         On November 3, 1999, the Board of Directors had approved a new stock repurchase program under which the Company is authorized to utilize up to $5,000,000 to repurchase its Class A Common Stock. Under this program, the Company repurchased 742,800 shares of Class A Common Stock for $1,642,000 through December 31, 2000. In addition, the Company repurchased 25,000 shares of Class B Common Stock for $62,000 on December 31, 1999 from its former Chief Financial Officer.

         The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company. As of December 31, 2000, these credit facilities total $47,505,000 including amounts available under the Credit Facility. The Company had outstanding $19,514,000 under these lines of credit, of which $14,250,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at December 31, 2000 are $473,000 lower due to the effect of currency rate fluctuations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended June 30, 2000. There have been no material changes during the six months ended December 31, 2000.

                           PART II: OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders was held on November 14, 2000.

         (c) A brief description of matters voted upon and the results of the voting follows:

         PROPOSAL 1 - To elect two Class I Directors to serve for three-year terms or until their respective successors are elected and qualify.


                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR


                                            TOTAL VOTE FOR     TOTAL VOTE WITHHELD
                                             EACH DIRECTOR     FROM EACH DIRECTOR
                                             -------------     ------------------

CLASS A
Samuel B. Fortenbaugh, III                    10,489,992            279,254
Judith A. Mulholland                          10,488,792            280,454

CLASS B
Samuel B. Fortenbaugh, III                    17,497,670                  0


         PROPOSAL 2 - The stockholder proposal from Carl M. Noller included in our annual proxy statement for the 2000 annual meeting of stockholders was not submitted to a vote of the stockholders at the meeting because Mr. Noller failed to appear at the meeting.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              10.40* Credit Agreement Among Baldwin Americas Corporation, Baldwin Europe Consolidated, Inc., and Baldwin Asia Pacific Corporation, as Borrowers, the other credit parties signatory thereto, the Lenders (as defined in the Credit Agreement), Fleet National Bank, as Administrative Agent, and First Union National Bank, as Documentation Agent, dated as of October 31, 2000 (the "Credit Agreement") (filed herewith).

              27          Financial Data Schedule (filed herewith).

          (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended December 31, 2000.


* Confidential treatment has been requested with respect to portions of the agreement indicated with brackets and asterisks [***]. A complete copy of this agreement, including the redacted items, has been separately filed with the Securities and Exchange Commission.

                                  SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         BALDWIN TECHNOLOGY COMPANY, INC.


                                         BY  /s/  James M. Rutledge
                                            ----------------------------
                                              Vice President, Chief Financial
                                              Officer and Treasurer


Dated: February 20, 2001