Form 10-Q
period 2001-03-31
BALDWIN TECHNOLOGY CO INC
filed 2001-05-15
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[ Mark one ]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

      For quarter ended                   March 31, 2001
                             -------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period from            to
                                           ----------    -----------

                          Commission file number 1-9334
                                                 ------

                        BALDWIN TECHNOLOGY COMPANY, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                                            12-3258160
-----------------------------------                             -----------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer Identification No.)
incorporation or organization)

                Twelve Commerce Drive, Shelton, Connecticut 06484
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 203-402-1000
                                                            ------------

  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

        YES    X                                              NO
               -                                                 ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                                        Outstanding at April 30, 2001
                   -----                                        -----------------------------
          Class A Common Stock
              $0.01 par value                                                12,886,647

          Class B Common Stock
              $0.01 par value                                                 1,810,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
Part I          Financial Information

                Item 1        Financial Statements

                              Consolidated Balance Sheets at
                              March 31, 2001 (unaudited) and June 30, 2000                               1-2

                              Consolidated Statements of Income for the three and nine months
                              ended March 31, 2001 (unaudited) and 2000 (unaudited)                       3

                              Consolidated Statements of Changes in Shareholders'
                              Equity for the nine months ended March 31, 2001 (unaudited) and
                              2000 (unaudited)                                                            4

                              Consolidated Statements of Cash Flows for the nine months ended
                              March 31, 2001 (unaudited) and 2000 (unaudited)                            5-6

                              Notes to Consolidated Financial Statements (unaudited)                     7-12

                Item 2        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                                     13-20

                Item 3        Quantitive and Qualitative Disclosures About
                              Market Risk                                                                 20

Part II                       Other Information

                Item 6        Exhibits and Reports on Form 8-K                                            20

Signatures                                                                                                21

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                     March 31,     June 30,
                                                                          2001         2000
                                                                     ---------    ---------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $   8,154    $   7,914
  Accounts receivable trade, net of allowance for doubtful
    accounts of $1,307 ($1,705 at June 30, 2000)                        31,781       36,369
  Notes receivable, trade                                               13,535        9,449
  Inventories                                                           32,605       37,354
  Prepaid expenses and other                                             7,809        7,312
                                                                     ---------    ---------
                  Total Current Assets                                  93,884       98,398
                                                                     ---------    ---------

MARKETABLE SECURITIES:
  Cost $554 ($805 at June 30, 2000)                                        545          843
                                                                     ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings                                                     3,741        4,056
  Machinery and equipment                                                4,456        5,064
  Furniture and fixtures                                                 4,946        4,991
  Leasehold improvements                                                   202          244
  Capital leases                                                         1,242        1,422
                                                                     ---------    ---------
                                                                        14,587       15,777
  Less:  Accumulated depreciation and amortization                      (7,297)      (8,305)
                                                                     ---------    ---------
Net Property, Plant and Equipment                                        7,290        7,472
                                                                     ---------    ---------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
  less accumulated amortization of $5,609 ($6,394 at June 30, 2000)      3,004        3,873

GOODWILL, less accumulated amortization of $10,242
  ($10,352 at June 30, 2000)                                            26,545       29,561

DEFERRED TAXES                                                          14,020       14,878

OTHER ASSETS                                                             6,939        5,010
                                                                     ---------    ---------

TOTAL ASSETS                                                         $ 152,227    $ 160,035
                                                                     =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   March 31,     June 30,
                                                                        2001         2000
                                                                   ---------    ---------
                                                                  (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                   $   5,056    $   4,801
   Current portion of long-term debt                                     109        6,515
   Accounts payable, trade                                            11,529       14,188
   Notes payable, trade                                                9,821       10,358
   Accrued salaries, commissions, bonus and
    profit-sharing                                                     5,331        6,151
   Customer deposits                                                   8,198        8,965
   Accrued and withheld taxes                                          1,504        2,195
   Income taxes payable                                                3,861        2,168
   Other accounts payable and accrued liabilities                     14,670       14,836
                                                                   ---------    ---------
                  Total current liabilities                           60,079       70,177
                                                                   ---------    ---------

LONG TERM LIABILITIES:
   Long-term debt                                                     18,369       11,882
   Other long-term liabilities                                         7,221        7,607
                                                                   ---------    ---------
                  Total long-term liabilities                         25,590       19,489
                                                                   ---------    ---------
                  Total liabilities                                   85,669       89,666
                                                                   ---------    ---------

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000
     shares authorized, 16,458,849 shares issued                         165          165
   Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,000,000 shares issued                                  20           20
   Capital contributed in excess of par value                         57,496       57,496
   Retained Earnings                                                  27,768       25,629
   Accumulated other comprehensive loss                               (5,568)        (357)
   Less: Treasury stock, at cost:
     Class A - 3,567,202 shares
       (3,191,302 at June 30, 2000)
     Class B - 189,117 shares                                        (13,323)     (12,584)
                                                                   ---------    ---------
                  Total shareholders' equity                          66,558       70,369
                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES
                                                                   ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 152,227    $ 160,035
                                                                   =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                For the three months      For the nine months
                                                  ended March 31,           ended March 31,
                                                  ---------------           ---------------
                                                  2001         2000         2001         2000
                                                  ----         ----         ----         ----
Net Sales                                      $  47,575    $  50,711    $ 138,293    $ 147,717
Cost of goods sold                                33,510       34,545       96,385      100,922
                                               ---------    ---------    ---------    ---------

Gross Profit                                      14,065       16,166       41,908       46,795
                                               ---------    ---------    ---------    ---------

Operating Expenses:
 General and administrative                        6,048        5,673       16,193       17,589
 Selling                                           3,733        4,728       12,037       13,814
 Engineering                                       2,909        3,091        8,660        9,147
 Research and Development                          1,367        1,455        4,064        4,001
 Restructuring Charge                                 95        5,490           95        5,490
 Adjustment of provision for the disposition
  of Pre-Press Operations                           (472)           0         (472)           0
                                               ---------    ---------    ---------    ---------
                                                  13,680       20,437       40,577       50,041
                                               ---------    ---------    ---------    ---------
Operating income (loss)                              385       (4,271)       1,331       (3,246)
                                               ---------    ---------    ---------    ---------

Other (income) expense:
 Interest expense                                    627          397        1,663        1,390
 Interest income                                     (74)         (67)        (231)        (236)
 Royalty income, net                                (680)      (1,004)      (3,011)      (2,588)
 Other (income) expense, net                         (59)         (48)        (778)          86
                                               ---------    ---------    ---------    ---------
                                                    (186)        (722)      (2,357)      (1,348)
                                               ---------    ---------    ---------    ---------


Income (loss) before income taxes                    571       (3,549)       3,688       (1,898)

Provision (benefit) for income taxes                 239       (5,374)       1,549       (4,829)
                                               ---------    ---------    ---------    ---------

Net Income                                     $     332    $   1,825    $   2,139    $   2,931
                                               =========    =========    =========    =========

Basic income per share                         $    0.02    $    0.12    $    0.14    $    0.19
                                               =========    =========    =========    =========

Diluted income per share                       $    0.02    $    0.12    $    0.14    $    0.19
                                               =========    =========    =========    =========

Weighted average shares outstanding:
Basic                                             14,709       15,408       14,818       15,812
                                               =========    =========    =========    =========
Diluted                                           14,709       15,408       14,818       15,812
                                               =========    =========    =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)

                           Class A                 Class B              Capital                   Accumulated
                         Common Stock            Common Stock         Contributed                    Other
                         ------------            ------------          in Excess     Retained    Comprehensive
                        Shares     Amount       Shares      Amount      of Par       Earnings        Loss
                        ------     ------       ------      ------      ------       --------        ----
Balance at
 June 30, 2000        16,458,849    $165      2,000,000       $20       $57,496      $25,629       $   (357)

Net income for the
  nine months
  ended March 31,
  2001                                                                                 2,139

Translation
  adjustment                                                                                         (4,932)

Unrealized loss on
  available-for-sale
  securities,
 net of tax                                                                                             (28)

Unrealized loss
 on derivatives                                                                                        (251)


Comprehensive
 Loss


Purchase of
 treasury stock
                      ----------    ----      ---------       ---       -------      -------       --------

Balance at
March 31, 2001        16,458,849    $165      2,000,000       $20       $57,496      $27,768       $ (5,568)
                      ==========    ====      =========       ===       =======      =======       ========


                           Treasury Stock         Comprehensive
                           --------------             Income
                         Shares        Amount         (Loss)
                         ------        ------         ------
Balance at
 June 30, 2000        (3,380,419)    $(12,584)

Net income for the
  nine months
  ended March 31,
  2001                                                $ 2,139

Translation
  adjustment                                           (4,932)

Unrealized loss on
  available-for-sale
  securities,
 net of tax                                               (28)

Unrealized loss
 on derivatives                                          (251)
                                                      -------

Comprehensive
 Loss                                                 $(3,072)
                                                      =======

Purchase of
 treasury stock         (375,900)        (739)
                      ----------     --------

Balance at
March 31, 2001        (3,756,319)    $(13,323)
                      ==========     ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 For the nine months
                                                                   ended March 31,
                                                                   ---------------
                                                                   2001        2000
                                                                   ----        ----
Cash Flows from operating activities:
 Net Income                                                      $  2,139    $  2,931
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                  2,542       2,948
     Accrued retirement pay                                           (28)       (906)
     Provision for losses on accounts receivable                        0       1,255
     Loss from disposition of business                                650           0
     Restructuring charge                                               0       5,490
     Changes in assets and liabilities:
       Accounts and notes receivable                               (7,706)      3,912
       Inventories                                                 (1,981)     (5,535)
       Prepaid expenses and other                                  (1,169)        462
       Other assets                                                   330      (1,626)
       Customer deposits                                            2,008       4,686
       Accrued compensation                                           189        (677)
       Payments against restructuring reserve                        (901)          0
       Accounts and notes payable, trade                            1,210       1,789
       Income taxes payable                                           (83)     (5,210)
       Accrued and withheld taxes                                    (450)       (445)
       Other accounts payable and accrued liabilities               1,025        (851)
       Interest payable                                              (269)         21
                                                                 --------    --------
           Net cash (used) provided by operating activities        (2,494)      8,244
                                                                 --------    --------

Cash flows from investing activities:
   Additions of property, net                                      (1,945)     (2,372)
   Additions of patents, trademarks and drawings, net                (278)       (239)
   Proceeds from disposition of business, net                       3,985           0
                                                                 --------    --------
        Net cash provided (used) by investing activities            1,762      (2,611)
                                                                 --------    --------

Cash flows from financing activities:
   Long-term borrowings                                            39,037      23,378
   Long-term debt repayments                                      (38,728)    (30,517)
   Short-term borrowings                                            2,292       3,080
   Short-term debt repayments                                      (1,350)     (1,714)
   Principal payments under capital lease obligations                  (3)       (291)
   Other long-term liabilities                                        629       1,022
   Treasury stock purchased                                          (129)     (2,484)
                                                                 --------    --------
              Net cash provided (used) by financing activities      1,748      (7,526)
                                                                 --------    --------

Effects of exchange rate changes                                     (776)        349
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents                  240      (1,544)
Cash and cash equivalents at beginning of year                      7,914      10,673
                                                                 --------    --------

Cash and cash equivalents at end of period                       $  8,154    $  9,129
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                       For the nine months
                                                                         ended March 31,
                                                                         ---------------
                                                                    2001                2000
                                                                    ----                ----
           Cash paid during the period for:
              Interest                                              $ 1,394          $ 1,369
              Income Taxes                                          $ 1,249          $ 3,132

        The Company did not enter into any capital lease agreements for either of the nine months ended March 31, 2001 or 2000.

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

        The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 2000. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - EARNINGS PER SHARE:

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, and is computed by dividing net income for the period by the weighted average number of common shares outstanding plus potentially dilutive common stock equivalents. The weighted average shares outstanding used to compute diluted income per share include zero shares for potentially dilutive common stock equivalents for each of the three and nine month periods ended March 31, 2001 and 2000. Options to purchase the Company's common stock in the amount of 1,655,000 and 2,127,000 were not included in the computation of diluted earnings per share for either of the three and nine month periods ended March 31, 2001 and 2000, respectively, because the exercise prices were greater than the average market price of the common stock for the respective periods.

NOTE 3 - OTHER COMPREHENSIVE INCOME (LOSS):

        Other Comprehensive Income (Loss) ("OCI") is comprised of various items which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Prior to December 31, 2000, OCI has been reported on the Statement of Financial Position, and the Statement of Changes in Shareholders' Equity, using accounts for cumulative translation adjustment and unrealized gain on investments. These two accounts are now being combined and shown together as one item in both of the above statements along with the amounts reported in OCI for the effect of the adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").

        Accumulated other comprehensive income (loss) consists of the following:

                                                                            March 31, 2001         June 30, 2000
                                                                            --------------         -------------
                                                                               (Unaudited)
         Cumulative translation adjustment                                    $(5,312,000)           $(380,000)
         Unrealized (loss) gain on investments, net of
           deferred taxes of $4,000 ($15,000
           at June 30, 2000)                                                       (5,000)              23,000
         Unrealized loss on forward contracts                                    (251,000)                   0
                                                                              -----------            ---------
                                                                              $(5,568,000)           $(357,000)
                                                                              ===========            ==========

NOTE 4 - INVENTORIES:

        Inventories consist of the following:

                                                               March 31, 2001                    June 30, 2000
                                                              ---------------                    -------------
                                                                  (Unaudited)
         Raw materials                                           $ 16,068,000                     $ 19,559,000
         In process                                                 6,996,000                        9,633,000
         Finished Goods                                             9,541,000                        8,162,000
                                                                 ------------                     ------------
                                                                 $ 32,605,000                     $ 37,354,000
                                                                 ============                     ============

        Inventories decreased by $2,633,000 due to translation effects of foreign currency from June 30, 2000 to March 31, 2001.

NOTE 5 - DERIVATIVES:

        In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The effective date of FAS 133 was July 1, 2000 for the Company. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations in future periods.

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

        Hedge ineffectiveness, determined in accordance with FAS 133 had no material impact on earnings for the nine months ended March 31, 2001. At July 1, 2000, the Company had a derivative that did not qualify as a hedge pursuant to FAS 133. A $345,000 pre-tax gain was recorded during the nine months ended March 31, 2001 related to this derivative instrument. The effect on earnings of the balance of the Company's derivative financial instruments is not material.

NOTE 6 - COMMON STOCK:

        On November 15, 2000 under the Company's 1998 Directors Stock Option Plan, five (5) eligible non-employee Directors were granted non-qualified options to purchase 3,000 shares each (for a total of 15,000 shares) of the Company's Class A Common Stock at an exercise price of $1.50 per share, the fair market value of the Company's Class A Common Stock on the date of grant.

NOTE 7 - ADJUSTMENT OF PROVISION FOR THE DISPOSITION OF PRE-PRESS OPERATIONS:

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

        The purchase and sale agreement for the sale of the PPO to Kaber in June 1997 included provisions for the Buyer to assume all pension liabilities related to the PPO, to use their best efforts to gain the release of the Company from the guarantees and to reimburse the Company for any and all costs incurred by the Company associated with the guarantees. At the time that the PPO was sold to Kaber, management conducted due diligence of Kaber and believed that Kaber had the financial ability to satisfy these guarantees.

        Subsequent to the sale of the PPO, Kaber and related domestic subsidiaries filed for protection in the United States under Chapter 11 of the bankruptcy code in February 1999 which caused similar filings in Kaber's foreign subsidiaries including Sweden. During the period of July 1997 through February 1999, Kaber failed to gain the release of the Company from the guarantees which remained in place. In March 1999, The Company was contacted by FPG, the surety bond holder, to fulfill the Company's guarantee of the pension obligation. Neither Kaber, nor its Swedish subsidiaries, which were in liquidation, possessed the financial capability to fulfill its obligation. Based on the demands from FPG, and representatives of the members of the separate plan and Kaber's bankruptcy, the Company recognized the liability in its financial results by establishing a reserve in the amount of $2,400,000 in the third quarter of fiscal year ended June 30, 1999. To date, the Company has made payments to FPG of $1,567,000 and due to a change in circumstances and new information, management is resolving the amount of the benefits due to the members of the separate group. The Company, based on this current information, has adjusted the reserve by $472,000 to $361,000, the estimated liability at March 31, 2001, which is included as a current liability in "Other accounts payable and accrued liabilities".

NOTE 8 - RESTRUCTURING CHARGE AND RELATED RESERVE:

        For the year ended June 30, 2000, the Company recorded a pre-tax restructuring charge in the amount of $5,664,000. This charge was recorded in order to account for the estimated costs associated with the planned consolidation of production into certain facilities, resulting in a reduction in total employment, primarily in the United States. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been consolidating on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities into single product line development and production facilities. Products that were previously being produced at multiple facilities are being consolidated with similar product lines at existing facilities. The corporate headquarters was vacated and relocated to the Shelton facility in order to take advantage of the space created by the downsizing previously noted.

                                          Remaining Reserve     Charges against    Remaining Reserve
                                            June 30, 2000           Reserve           March 31, 2001
                                            -------------           -------        -----------------
        (in thousands)                                                                (unaudited)
        --------------
        Severance                              $ 2,886               $ 151              $ 2,735
        Facility lease
          termination                            1,132                 250                  882
        Other costs                                500                 500                    0
                                               -------               -----              -------
        Total program                          $ 4,518               $ 901              $ 3,617
                                               =======               =====              =======

        Severance costs will be paid out through December 2001, the majority of which is expected to be paid in the first quarter of fiscal 2002. Facility lease termination costs will be paid out through July 2003. As of March 31, 2001, $2,897,0000 is included in "Other accounts payable and accrued liabilities" and $765,000 is included in "Other long-term liabilities".

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

        The tables below present information about reportable segments for the three and nine month periods ended March 31, 2001, and 2000 (in thousands):

                                                                    Three Months ended          Nine Months ended
                                                                        March 31,                   March 31,
                                                                        ---------                   ---------
                                                                       (Unaudited)                 (Unaudited)
                                                                     2001            2000          2001        2000
                                                                     ----            ----          -----       ----
Net Sales:
   Graphic Products and Controls Group                           $ 36,816        $ 36,317     $ 100,366   $ 107,244
   Material Handling Group                                         10,873          14,997        38,350      43,174
   All Other                                                           41              92           619         213
                                                                 --------        --------     ---------   ---------
   Total Segments                                                  47,730          51,406       139,335     150,631
   Inter-segment sales                                               (155)           (695)       (1,042)     (2,914)
                                                                 --------        --------     ---------   ---------
          Total Net Sales                                        $ 47,575        $ 50,711     $ 138,293   $ 147,717
                                                                 ========        ========     =========   =========

                                                            Three Months ended                Nine Months ended
                                                                March 31,                         March 31,
                                                                ---------                         ---------
                                                               (Unaudited)                       (Unaudited)
                                                            2001            2000            2001                2000
                                                            ----            ----            ----                ----
Operating Income (loss):
  Graphic Products and Controls Group                    $ 2,249        $    509         $ 4,188             $ 5,400
  Material Handling Group                                    708          (2,497)          3,330              (3,083)
  All Other                                                 (224)           (276)           (290)               (579)
                                                         -------           -----         -------             -------
  Total Segments                                           2,733          (2,264)          7,228               1,738
  Corporate                                               (2,348)         (2,007)         (5,897)             (4,984)
                                                         -------           -----         -------             -------
        Total operating income (loss)                        385          (4,271)          1,331              (3,246)
Interest expense, net                                       (553)           (330)         (1,432)             (1,154)
Royalty income, net                                          680           1,004           3,011               2,588
Other income (expense), net                                   59              48             778                 (86)
                                                         -------           -----         -------             -------
        Income (loss) before income taxes                $   571        $ (3,549)        $ 3,688            $ (1,898)
                                                         =======        ========         =======            ========

NOTE 10 - SALE OF BUSINESS:

        On September 27, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the management of BSD. The consideration paid for the transaction, subject to certain post-closing adjustments, was the sum of (i) $6,750,000; minus (ii) all payments received (net of disbursements paid) on behalf of BSD for the period July 1, 2000 through September 27, 2000 amounting to $2,155,000; plus (iii) $175,000 in consideration for income tax obligations to be received at a later date. The total consideration received by the Company included 307,000 shares of the Company's Class A Common Stock valued at the average fair market price of the Company's Class A Common Stock for the ten days immediately prior to closing ($1.9875 per share). The Company recorded a pre-tax loss of $650,000, including associated disposition costs, as a result of this transaction.

NOTE 11 - REVOLVING CREDIT FACILITY:

        On October 31, 2000, the Company reached an agreement on a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank which matures on October 31, 2003. The Credit Facility is subject to certain financial covenants and is collateralized by a substantial portion of the Company's assets. The Credit Facility allows the Company to borrow, subject to certain limitations, at variable interest rates ranging from 1.50% to 2.50% over LIBOR for a period of 3 years. The Company utilized $11,750,000 of the initial borrowings under the Credit Facility to retire the previously existing debt with Bank of America and Fleet National Bank. As of March 31, 2001, the Company had outstanding borrowings of $17,250,000 under this Credit Facility, which is classified as long-term. On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with a maturity the same as the Credit Facility.

NOTE 12 - RELATED PARTIES

        The Compensation Committee of the Board of Directors forgave an interest payment due from Mr. Nathe, the CEO of the Company, in the amount of $117,318 on a loan from the Company that Mr. Nathe used to purchase shares of Class B Common Stock of the Company. Therefore, such amount is included as compensation expense in general and administrative expenses for the nine months ended March 31, 2001.

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

FORWARD-LOOKING STATEMENTS

        Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, and (vii) competitive market influences. Additional factors are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 2000 which should be read in conjunction herewith.

NINE MONTHS ENDED MARCH 31, 2001 VS. NINE MONTHS ENDED MARCH 31, 2000

CONSOLIDATED RESULTS

        Net sales for the nine months ended March 31, 2001 decreased by $9,424,000, or 6.4%, to $138,293,000 from $147,717,000 for the nine months ended
March 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $7,834,000 in the current period. Excluding the effects of currency rate fluctuations and the previously noted divestiture of BSD, net sales would have increased by $3,014,000, which is primarily the result of increased sales of spray dampening, inserters, and roll handling equipment. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 8.1% in the Americas. Sales increased by 98.0% in China, by 53.4% in France, by 7.8% in Sweden, and by 6.7% in Germany.

        Gross profit for the nine month period ended March 31, 2001 was $41,908,000 (30.3% of net sales), as compared to $46,795,000 (31.7% of net sales) for the nine month period ended March 31, 2000, a decrease of $4,887,000 or 10.4%. Currency rate fluctuations decreased gross profit by $2,734,000 in the current period. Otherwise gross profit would have decreased by $2,153,000 in the current period. Gross profit as a percentage of net sales has decreased primarily due to decreased sales volumes of higher margin products, increased material and labor costs, primarily for cleaning products, and continuing pricing pressures in the market.

        Selling, general and administrative expenses amounted to $28,230,000 (20.4% of net sales), for the nine month period ended March 31, 2001 as compared to $31,403,000 (21.3% of net sales) for the same period in the prior year, a decrease of $3,173,000 or 10.1%. Currency rate fluctuations decreased these expenses by $1,213,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,960,000. Selling expenses decreased by $1,093,000 which primarily related to decreased compensation, marketing and trade show costs, while general and administrative expenses decreased by $867,000 primarily due to the $1,100,000 bad debt charge in the prior year period, partially offset by certain separation costs associated with management changes in the current period.

        Engineering and research and development expenses decreased by $424,000 over the same period in the prior year. Currency rate fluctuations decreased these expenses by $785,000 in the current period. Otherwise, these expenses would have increased by $361,000. The increase in these expenses relates primarily to increased research and development labor and consulting costs offset by reduced project material costs. As a percentage of net sales, engineering and research and development expenses increased by 0.3% to 9.2% for the nine months ended March 31, 2001 compared to 8.9% for the same period in the prior year.

        The Company recorded an initial restructuring charge of $5,490,000 for the nine month period ended March 31, 2000 related to a restructuring plan associated with the planned consolidation of production facilities, resulting in a reduction in total employment, primarily in the United States. The restructuring charge in the current year period relates to additional costs associated with the restructuring plan, resulting from the discontinuance of a product line.

        The Company recorded a reduction to a reserve in the amount of $472,000 related to the sale of the Company's former Pre-Press Operations ("PPO"). The initial charge of $2,400,000 was initially established in the third quarter of fiscal year ended June 30, 1999, as a result of certain pension obligations which were guaranteed by the Company. As more fully described in Note 7 to the consolidated financial statements, the Company has made payments against this obligation, and further reduced its obligation by $472,000 to the estimated amount owed as of March 31, 2001.

        Interest expense for the nine month period ended March 31, 2001 was $1,663,000 as compared to $1,390,000 for the nine month period ended March 31, 2000. Currency rate fluctuations decreased interest expense by $138,000 in the current period. Otherwise, interest expense would have increased by $411,000. This increase was primarily due to higher long-term debt levels and higher interest rates during the period. Interest income amounted to $231,000 and $236,000 for the nine month periods ended March 31, 2001 and March 31, 2000, respectively. This reduction in interest income is primarily due to decreased cash balances available for investment purposes, which was partially offset by higher interest rates in the current period. Currency rate fluctuations decreased interest income by $34,000 in the current period.

        Other income and expense includes net foreign currency transaction gains (losses) of $389,000 and ($433,000) for the nine months ended March 31, 2001 and 2000, respectively. Currency rate fluctuations decreased other income by $480,000 in the current period. The net foreign currency transaction gains in the current period include a $345,000 gain on a derivative financial instrument that did not qualify as a hedge pursuant to FAS 133, and a $34,000 loss on the ineffective portions of derivative financial instruments which qualify as cash flow hedges pursuant to FAS 133. Other income and expense also includes a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit, and a $650,000 pre-tax loss on the sale of BSD.

        The Company's prior year effective tax rate was significantly impacted by the recognition of a $4,147,000 net operating loss ("NOL") tax benefit.
The Company's effective tax rate on income before taxes was 42.0% for the nine month period ended March 31, 2001, compared to 36.0% for the nine month period ended March 31, 2000 (excluding the effect of the above noted NOL benefit). Currency rate fluctuations decreased the provision for income taxes by $467,000 in the current period. The increase in the current period's effective tax rate is primarily due to increased taxable income in higher tax jurisdictions in the current period, and taxable dividends received from one of the Company's foreign subsidiaries.

        The Company's net income amounted to $2,139,000 for the nine month period ended March 31, 2001, compared to $2,931,000 for the nine month period ended March 31, 2000. This decrease of $792,000 or 27.0%, is primarily due to reduced sales volumes and gross profit margins, and the sale of BSD and the $95,000 restructuring charge in the current period and the $4,147,000 NOL tax benefit recorded in the prior year period. These decreases were largely offset by the previously noted gain from the patent litigation settlement, the gain on the derivative financial instrument that ceased to qualify as a hedge pursuant to FAS 133, the adjustment of the provision for the disposition of the PPO and increased royalty income in the current period and the $5,490,000 restructuring charge and the $1,100,000 bad debt charge, both in the prior year period. Currency rate fluctuations decreased net income by $645,000 in the current period. Net income per share amounted to $0.14 basic and diluted for the nine months ended March 31, 2001, as compared to $0.19 basic and diluted for the nine months ended March 31, 2000.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

        Net sales for the nine months ended March 31, 2001 decreased by $6,878,000, or 6.4%, to $100,366,000 from $107,244,000 for the nine months ended
March 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $6,693,000, otherwise, net sales would have decreased by $185,000 in the current period. This decrease is primarily the result of reduced sales prices and decreased sales levels of cleaning and web control systems, largely offset by increased sales levels of spray dampening equipment.

        Operating income amounted to $4,188,000 (4.2% of net sales) for the nine months ended March 31, 2001, as compared to $5,400,000 (5.0% of net sales) for the same period in the prior year, a decrease of $1,212,000. Currency rate fluctuations decreased the current year's operating income by $692,000, otherwise operating income would have decreased by $520,000. This decrease is primarily the result of the overall decrease in sales prices and sales levels discussed above, coupled with increased engineering and research and development expenses in the current period, largely offset by the restructuring charge applicable to the segment in the amount of $2,928,000 in the prior year period.

MATERIAL HANDLING GROUP

        Net sales for the nine months ended March 31, 2001 decreased by $4,824,000, or 11.2%, to $38,350,000 from $43,174,000 for the nine months ended
March 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $1,141,000. Excluding the effects of currency rate fluctuations and the previously noted divestiture of BSD, net sales would have increased by $921,000. This increase is primarily the result of the increased net sales related to the Company's inseters and roll handling products.

        Operating income amounted to $3,330,000 (8.7% of net sales) for the nine months ended March 31, 2001, as compared to an operating loss of $3,083,000 (7.1% of net sales) for the same period in the prior year, an increase of $6,413,000. Currency rate fluctuations decreased the current year's operating profit by $102,000. The increase is primarily the result of the restructuring charge applicable to the segment in the amount of $2,276,000 and the $1,100,000 bad debt charge, both in the prior year period, and increased sales volumes of roll handling equipment in Asia, and increased efficiencies as a result of the Company's restructuring efforts primarily in the United States in the current period.

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

CONSOLIDATED RESULTS

        Net sales for the three months ended March 31, 2001 decreased by $3,136,000, or 6.2%, to $47,575,000 from $50,711,000 for the three months ended
March 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $2,996,000 in the current period and the previously noted divestiture of BSD further reduced net sales by $3,070,000. Otherwise, net sales would have increased by $2,930,000 or 5.8%, which is primarily the result of increased sales volumes attributable to cleaning products and inserters. In terms of local currency, and as compared to the same period in the prior year, net sales decreased by 20.9% in the Americas. Sales more than doubled in China, and increased by 127.3% in Germany, by 43.8% in France, and by 21.8% in Sweden.

        Gross profit for the three month period ended March 31, 2001 was $14,065,000 (29.6% of net sales), as compared to $16,166,000 (31.9% of net sales) for the three month period ended March 31, 2000, a decrease of $2,101,000 or 13.0%. Currency rate fluctuations decreased gross profit by $1,134,000 in the current period. Otherwise gross profit would have decreased by $967,000 in the current period. Gross profit was lower due primarily to decreased sales volumes, and continuing pricing pressures in the market.

        Selling, general and administrative expenses amounted to $9,781,000 (20.6% of net sales), for the three month period ended March 31, 2001 as compared to $10,401,000 (20.5% of net sales) for the same period in the prior year, a decrease of $620,000 or 6.0%. Currency rate fluctuations decreased these expenses by $380,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $240,000. Selling expenses decreased by $830,000 which primarily related to reduced compensation and marketing and trade show costs, while general and administrative expenses increased by $590,000 due primarily to increased compensation costs related to certain separation costs associated with management changes in the current period.

        Engineering and research and development expenses decreased by $270,000 compared to the same period in the prior year. Currency rate fluctuations decreased these expenses by $286,000 in the current period. Otherwise, these expenses would have increased by $16,000. The increase in these expenses relates primarily to increased research and development labor and travel costs. As a percentage of net sales, engineering and research and development expenses remained flat at 9.0% for each of the three months ended March 31, 2001 and 2000.

        The Company recorded an initial restructuring charge of $5,490,000 for the three month period ended March 31, 2000 related to a restructuring plan associated with the planned consolidation of production facilities, resulting in a reduction in total employment, primarily in the United States. The restructuring charge in the current year period relates to additional costs associated with the restructuring plan, resulting from the discontinuance of a product line.

        The Company recorded a reduction to a reserve in the amount of $472,000 related to the sale of the PPO. This $472,000 is an adjustment to the reserve which was initially established in the third quarter of fiscal year ended June 30, 1999, as a result of certain pension obligations which were guaranteed by the Company. As more fully described in Note 7 to the consolidated financial statements, the Company has made payments against this obligation, and further reduced its obligation by $472,000 to the estimated amount owed as of March 31, 2001.

        Interest expense for the three month period ended March 31, 2001 was $627,000 as compared to $397,000 for the three month period ended March 31, 2000. This increase was primarily due to higher long-term debt levels and increased interest rates during the current period. Currency rate fluctuations decreased interest expense by $33,000 in the current period. Interest income amounted to $74,000 and $67,000 for the three month periods ended March 31, 2001 and March 31, 2000, respectively. This increase in interest income is primarily due to higher cash balances available for investment purposes and higher interest rates during the period. Currency rate fluctuations decreased interest income by $12,000 in the current period.

        Other income and expense includes net foreign currency transaction losses of $138,000 and $142,000 for the three months ended March 31, 2001 and 2000, respectively. Currency rate fluctuations increased other income by $82,000 in the current period.

        The Company's prior year effective tax rate was significantly impacted by the recognition of a $4,147,000 NOL benefit. The Company's effective tax rate on income before taxes was 41.9% for the three month period ended March 31, 2001 as compared to 34.6% for the three month period ended March 31, 2000 (excluding the effect of the above noted NOL benefit). Currency rate fluctuations decreased the provision for income taxes by $190,000 in the current period. The increase in the current period's effective tax rate is primarily due to increased taxable income in higher tax jurisdictions in the current period, and a taxable dividend received from one of the Company's foreign subsidiaries.

        The Company's net income amounted to $332,000 for the three month period ended March 31, 2001, as compared to $1,825,000 for the three month period ended March 31, 2000. This decrease of $1,493,000 or 81.8%, is primarily due to reduced sales volumes and gross profit margins, the $95,000 restructuring charge and increased general and administrative expenses in the current year period and the $4,147,000 NOL tax benefit recorded in the prior year period. These decreases were offset by the adjustment of the provision for the disposition of the PPO and increased royalty income in the current period and the $5,490,000 restructuring charge in the prior year period. Currency rate fluctuations decreased net income by $152,000 in the current period. Net income per share amounted to $0.02 basic and diluted for the three months ended March 31, 2001, as compared to $0.12 basic and diluted for the three months ended March 31, 2000.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

        Net sales for the three months ended March 31, 2001 increased by $499,000, or 1.4%, to $36,816,000 from $36,317,000 for the three months ended
March 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $2,576,000, otherwise, net sales would have increased by $3,075,000 or 8.5% in the current period. This increase is primarily the result of increased sales of cleaning products.

        Operating income amounted to $2,249,000 (6.1% of net sales) for the three months ended March 31, 2001, as compared to $509,000 (1.4% of net sales) for the same period in the prior year, an increase of $1,740,000. Currency rate fluctuations decreased the current year's operating income by $475,000, otherwise operating income would have increased by $2,215,000. This increase is primarily the result of the restructuring charge applicable to the segment in the amount of $2,928,000 in the prior year period.

MATERIAL HANDLING GROUP

        Net sales for the three months ended March 31, 2001 decreased by $4,124,000, or 27.5%, to $10,873,000 from $14,997,000 for the three months ended
March 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $420,000, otherwise net sales would have decreased by $3,704,000. This decrease is primarily the result of the reduction of net sales related to BSD, which contributed sales of $3,070,000. The remaining decrease is primarily the result of reduced sales of roll handling equipment.

        Operating income amounted to $708,000 (6.5% of net sales) for the three months ended March 31, 2001, as compared to an operating loss of $2,497,000 (16.6% of net sales) for the same period in the prior year, an increase of $3,205,000. Currency rate fluctuations had a negligible effect on the current year's operating profit. The increase is primarily the result of the restructuring charge applicable to the segment of $2,276,000.

                LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 2001
                          LIQUIDITY AND WORKING CAPITAL

        As of March 31, 2001, the Company maintained a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank which matures on October 31, 2003. The Credit Facility requires the Company to maintain certain financial covenants. On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility.

        The Company's working capital increased by $5,584,000 or 19.8% from $28,221,000 at June 30, 2000 to $33,805,000 at March 31, 2001. Currency rate fluctuations decreased working capital by $3,298,000 in the current period, otherwise working capital would have increased by $8,882,000. The primary reasons for the increase in working capital were increases in trade notes receivable and prepaid expenses, and reductions in the current portion of long-term debt. These increases in working capital were partially offset by reductions in inventories and increases in income taxes payable.

        Net cash provided by investing activities amounted to $1,762,000 for the nine months ended March 31, 2001 as compared to net cash used by investing activities of $2,611,000 for the nine months ended March 31, 2000. This increase is primarily the result of the sale of BSD.

        Net cash provided by financing activities amounted to $1,748,000 for the nine months ended March 31, 2001 as compared to net cash used by financing activities of $7,526,000 for the nine months ended March 31, 2000. This increase in net cash provided by financing activities was primarily due to increased net borrowings and decreased treasury stock purchases during the current period.

        On November 3, 1999, the Board of Directors had approved a new stock repurchase program under which the Company is authorized to utilize up to $5,000,000 to repurchase its Class A Common Stock. Under this program, the Company repurchased 755,300 shares of Class A Common Stock for $1,662,000 through March 31, 2001. In addition, the Company repurchased 25,000 shares of Class B Common Stock for $62,000 on December 31, 1999 from its former Chief Financial Officer.

        The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company. As of March 31, 2001, these credit facilities total $48,306,000 including amounts available under the Credit Facility. The Company had outstanding $22,306,000 under these lines of credit, of which $17,250,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at March 31, 2001 are $915,000 lower due to the effect of currency rate fluctuations.

        The Company believes its cash flow from operations and bank lines of credit are sufficient to finance its working capital and other capital requirements for the near and long-term future.

EURO CONVERSION

        Effective January 1, 1999, the "Euro" has become the new common currency for 11 countries of the European Community (including Germany and France where the Company has operations). Other member states (including the United Kingdom and Sweden where the Company also has operations) may join in future years. Beginning January 1, 1999, transactions in the Euro became possible, with the national currencies continuing to circulate until January 1, 2002, when the Euro will become the functional currency for these 11 countries. During the transition period from January 1, 1999 to January 1, 2002, payments can be made using either the Euro or the national currencies at fixed exchange rates.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

        A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended June 30, 2000. There have been no material changes during the nine months ended March 31, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        10.41 Employment agreement dated and effective as of March 19, 2001 between Baldwin Technology Company, Inc. and Gerald A. Nathe (filed herewith).


  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 2001.

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

Dated:          May 14, 2001