Form 10-K
period 2001-06-30
BALDWIN TECHNOLOGY CO INC
filed 2001-10-17
CIK 805792

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2001            COMMISSION FILE NUMBER 1-9334

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2001 was $15,316,000.

     Number of shares of Common Stock outstanding at August 31, 2001:

Class A Common Stock...............  12,867,547
Class B Common Stock...............   1,810,883
                                     ----------
  Total............................  14,678,430

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 are incorporated by reference from the Baldwin Technology Company, Inc. Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on November 13, 2001, into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   58
Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   58
Item 11.  Executive Compensation......................................   58
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   58
Item 13.  Certain Relationships and Related Transactions..............   58
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   58

CAUTIONARY STATEMENT -- This Form 10-K may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Report on Form 10-K for the year ended June 30, 2001.

                                     PART I

ITEM 1.  BUSINESS

     Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is the leading global manufacturer of controls, accessories and material handling equipment for the printing industry. The Company offers its customers a broad range of products designed to enhance the quality of printed products and increase the productivity and cost-efficiency of the print manufacturing process while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fluid management and ink control systems, web control and press protection systems, drying systems, web and material handling systems and newspaper inserter equipment.

     The Company sells its products both to printing press manufacturers who incorporate the Company's products into their own printing systems for sale to printers and to printers to upgrade the quality and capability of existing and new printing presses. The Company has product development and manufacturing facilities, as well as sales and service operations, in all major markets worldwide.

     On September 27, 2000, the Company sold substantially all of the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the management of BSD. The revenues and corresponding expenses attributable to BSD are included in these consolidated financial statements only for the period owned by the Company.

     On September 26, 2001 the Company sold substantially all of the assets of the Roll Handling Group ("RHG"). The revenues and corresponding expenses attributable to the RHG are included in these consolidated financial statements for all periods presented. As a result of the sale, the Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily goodwill associated with the RHG.

     During the fourth quarter of the fiscal year ended June 30, 2001, the Company decided to exit the Print-On-Demand ("POD") business. As a result of this decision, the Company recorded an impairment charge of $687,000 to write-off goodwill associated with POD.

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

PRINCIPAL PRODUCTS

     The Company manufactures and sells many different products to printers and printing press manufacturers. The Company's product development efforts are focused on the needs of the printer and the printing press manufacturers. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. With the exception of the Company's Baldwin Kansa product line, as a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the industry increases and printers begin to specify certain of the Company's products as part of their accessory or material handling equipment package selected when ordering new printing systems. The Company's Baldwin Kansa product line is primarily marketed directly to newspaper publishers. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's products help printers address increasingly demanding requirements for print quality and environmental and safety issues, as well as enhance productivity and reduce materials waste. The Company's sales have historically increased about equally through both internal product development and acquisitions of product lines and companies.

     The Company's products range in unit price from under $100 to approximately $300,000. Baldwin's principal products by business group are described below:

GRAPHIC PRODUCTS AND CONTROLS GROUP ("GPC")

     CLEANING SYSTEMS. The Company's Cleaning Systems products include the Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner and Guide Roll Cleaner, all of which reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. The Company's Cleaning Systems product is the Press Washer, which cleans the ink train of an offset press. In the fiscal years ended June 30, 2001, 2000 and 1999, net sales of Cleaning Systems represented approximately 33.5%, 35.2% and 30.2% of the Company's net sales, respectively.

     FLUID MANAGEMENT SYSTEMS. The Company's Fluid Management Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of the fluid used in the lithographic printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2001, 2000 and 1999, net sales of Fluid Management Systems represented approximately 20.1%, 18.4% and 16.5% of the Company's net sales, respectively.

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

     OTHER ACCESSORY AND CONTROL PRODUCTS. The Company's Ink Control Systems regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce ink and paper waste and allow for the use of recyclable ink containers. Other products include Ultra-Violet and Infra-Red Dryers and Gluing Systems. In the fiscal years ended June 30, 2001, 2000 and 1999, net sales of Other Accessory and Control Products represented approximately 12.4%, 11.7% and 11.6% of the Company's net sales, respectively.

MATERIAL HANDLING GROUP ("MHG")

     The Material Handling Group ("MHG") has traditionally consisted of inserters, roll handling systems and material handling and stacking equipment. All of the above product lines have been sold with the exception of inserters. The stacking equipment line was sold on September 27, 2000, when the Company sold BSD. The roll handling product lines were sold on September 26, 2001. Net sales for the RHG are included in all historical periods presented, while BSD is included only for the three months in the current fiscal year ended June 30, 2001. However, net sales of this segment will be significantly reduced in future periods.

     ROLL HANDLING SYSTEMS. The Company's Roll Handling Systems unwind, rewind and splice paper and other substrates supplied to presses in rolls and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows an efficient work flow. As noted above, this product line was sold on September 26, 2001. In the fiscal years ended June 30, 2001, 2000 and 1999, net sales of Roll Handling Systems represented approximately 19.0%, 17.8% and 23.5% of the Company's net sales, respectively.

     MATERIAL HANDLING/STACKING SYSTEMS. The Company's Material Handling/Stacking Systems automate the handling of the printed product. The efficient counting, stacking, packing and compressing of printed materials helps to increase press utilization and productivity, reduce and control waste and decrease pressroom labor requirements. As noted above, this product line was sold on September 27, 2000.

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

PRINT ON-DEMAND GROUP ("POD")

     The Company entered the short-run, print on-demand market in January of 1997 with the formation of a business named Baldwin Document Finishing Systems, Inc. This business venture markets and distributes finishing equipment for the digital printing market. The results of operations for the Print on-Demand Group were not material for all periods presented. As part of the Company's restructuring plan, the Company has decided to exit this market and will transition out of this business. During this transition, the Company will support its installed customer base.

WORLDWIDE OPERATIONS

     The Company believes that it is the only manufacturer of controls, accessories and material handling equipment for the printing industry, which has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia.

     The following table sets forth the percentages of the Company's net sales attributable to its geographic regions for the fiscal years ended June 30, 2001, 2000 and 1999:

                                                           YEARS ENDED JUNE 30,
                                                          -----------------------
                                                          2001     2000     1999
                                                          -----    -----    -----
Americas................................................   34.2%    37.7%    44.2%
Europe..................................................   35.8     33.3     31.4
Asia....................................................   30.0     29.0     24.4
                                                          -----    -----    -----
           Total........................................  100.0%   100.0%   100.0%
                                                          =====    =====    =====

     In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries and a sales office in Brazil. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England and the Netherlands. In Asia, the Company operates through its subsidiaries in India, Japan, China and Australia. All of the Company's subsidiaries are wholly owned except for two subsidiaries, one in which the Company holds a 90% interest, and another in which the Company holds an 80% interest. The sale of the RHG will reduce operations in Sweden, China and the United States.

     For additional information relating to the Company's segments and operations in its three geographic regions, see Note 5 -- Notes to Consolidated Financial Statements.

RESTRUCTURING CHARGE

     During March 2000, the Company entered into a restructuring plan that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. As a result, the Company recorded restructuring charges in the amount of $2,277,000 and $5,664,000 for the fiscal years ended June 30, 2001 and 2000, respectively. These charges are expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industries. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed, autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have administration, sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Product lines that were previously being produced at multiple facilities are being consolidated with similar product lines at existing facilities. The corporate headquarters was vacated and relocated to the Shelton, Connecticut facility to take advantage of the space created by the downsizing previously noted. Severance costs will be paid through the end of the fiscal year ended June 30, 2002, with the majority to be paid in the second and third quarters of fiscal 2002. Facility lease termination costs will be paid through April 2006.

     The Company expects to incur approximately $620,000 in additional unreserved restructuring costs during the fiscal year ended June 30, 2002, which will be expensed as incurred. The estimated total cash cost of the restructuring program is expected to be approximately $8,052,000, with approximately $4,530,000 expected to be spent over the next twelve months and approximately $1,756,000 (primarily facility lease costs) expected to be spent over the balance of the lease terms of approximately three years. The restructuring plan is expected to save the Company approximately $4,155,000 annually following full implementation, which is anticipated to be by June 30, 2002.

     At June 30, 2001, the Company's Material Handling Group segment consists primarily of the RHG. As part of its restructuring plan, the Company divested its former BSD and RHG businesses. As a result of these divestures, the Company is currently evaluating changing its business segments to be congruent with its sales and marketing organization, that is, along commercial and newspaper markets.

ACQUISITION STRATEGY

     An element of the Company's growth strategy is to make strategic acquisitions of companies and product lines in related business areas. The Company's acquisition strategy involves: (i) acquiring entities that will strengthen the Company's position in the accessories and controls segment and whose products can be sold through the Company's existing distribution network;
(ii) entering new end-user market segments and extending existing markets; and
(iii) acquiring companies which contribute new products to the Company and which can benefit from the Company's manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company's strategy will be to integrate the acquired companies processes and controls with those currently existing in the Company's structure with a view towards enhancing sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

     MARKETING AND SALES. While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 94 employees devoted to marketing and sales activities in its three principal markets and approximately 47 dealers worldwide. The Company markets its products to printing press manufacturers ("OEM's") and to printers. For the fiscal year ended June 30, 2001, approximately 49% of the Company's net sales were to printing press manufacturers and approximately 51% were directly to printers.

     In the Americas, Europe and India, the Company markets its products both through direct sales representatives and a dealer network. In Asia, the Company markets its products through direct sales representatives in Japan, China and Australia and through dealers throughout the rest of Asia.

     SUPPORT. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 124 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

     BACKLOG. The Company's backlog was $60,789,000 as of June 30, 2001, $65,893,000 as of June 30, 2000 and $57,491,000 as of June 30, 1999. Included in
the June 30, 2000 and 1999 backlog was $5,445,000 and $2,646,000, respectively, of backlog relating to the Company's former BSD. Included in the June 30, 2001, 2000 and 1999 backlog was $10,513,000, $11,614,000 and $13,136,000, respectively, of backlog related to the Company's former RHG which was sold in September 2001. Backlog represents unfilled product orders, which Baldwin has received from its customers under valid contracts or purchase orders.

     CUSTOMERS. For the current fiscal year ended June 30, 2001, two customers account for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") and Goss Graphic Systems, Inc. ("Goss") (both primarily for the RHG business that was sold) accounted for approximately 12% and 11%, respectively, of the Company's net sales (see "Liquidity and Capital Resources" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of Goss). The ten largest customers of Baldwin (including KBA and Goss) accounted for approximately 49% (50% for GPC and 46% for MHG), 46% (50% for GPC and 34% for
MHG) and 46% (46% for GPC and 46% for MHG), respectively, of the Company's net sales for the fiscal years ended June 30, 2001, 2000 and 1999. Sales of Baldwin's products are not seasonal. However, sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The only recent exception to this trend has been in the fiscal year ended June 30, 1999, which was primarily due to lower sales to Goss and a lower level of activity in the Japanese market during the second six months of that fiscal year. KBA and Goss accounted for approximately 11% and 5%, respectively, of GPC net sales and 13% and 26%, respectively, of MHG net sales for the fiscal year ended June 30, 2001.

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

     The Company has product development functions at many of its locations. While the Company believes that this approach to research and development helps the Company to react quickly to meet the needs of its customers, coordination of the Company's product development activities required more centralization, which was accomplished with the restructuring. This organizational structure focuses attention on opportunities within the respective markets, while avoiding duplicative efforts within the Company.

     Baldwin employs approximately 188 persons whose primary function is new product development or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 2001, 2000 and 1999 were $17,030,000, $17,962,000 and
$19,408,000, respectively, representing approximately 9%, 9% and 8% of the Company's net sales in each year, respectively.

PATENTS

     The Company owns or licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. These products represented a substantial portion of the Company's net sales for the fiscal year ended June 30, 2001. The Company's patents expire at different times during the next twenty years; however, one significant patent, which provides for the majority of the Company's current royalty income is scheduled to expire during February 2005. The expiration of patents in the near future is not expected to have a material adverse effect on the Company's net sales; however, other income is expected to be negatively impacted upon the expiration of this patent. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

     The Company conducts its manufacturing operations through a number of operating subsidiaries. In North America, the Company has subsidiaries with manufacturing facilities in Emporia, Kansas, Rockford, Illinois and Shelton, Connecticut. In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany and Sweden. In Asia, Baldwin has manufacturing and assembly facilities in India, Japan and China. The RHG sale will reduce the facilities in Sweden, China and the United States.

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

EMPLOYEES

     The Company employs approximately 959 persons (plus approximately 43 temporary and part-time employees), of which approximately 401 are production employees, approximately 134 are marketing, sales and customer service employees, approximately 315 are research, development, engineering and technical service employees and approximately 109 are management and administrative employees. Of the Company's 165 employees in its Baldwin Graphic Products Division in the United States, 45 are represented by the International Association of Machinists and Aerospace Workers under a contract which expires in November 2002. In Europe, employees are represented by various unions under contracts with indefinite terms. In Sweden, 6, 66, and 53 of the Company's 194 employees are represented by Ledarna (SALF), Metall, and Svenska Industritjanstemanna Forbundet, respectively. In Germany, approximately 45 of the Company's 247 employees are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2.  PROPERTIES

     The Company owns and leases various manufacturing and office facilities aggregating approximately 549,000 square feet at June 30, 2001. The table below presents the locations and ownership of these facilities:

                                                        SQUARE    SQUARE     TOTAL
                                                         FEET      FEET     SQUARE
                                                         OWNED    LEASED     FEET
                                                        -------   -------   -------
North America.........................................   75,000   179,000   254,000
Germany...............................................            102,000   102,000
Sweden................................................   76,000    49,000   125,000
England...............................................              8,000     8,000
Japan.................................................             45,000    45,000
All other, foreign....................................             15,000    15,000
                                                        -------   -------   -------
           Total square feet owned and leased.........  151,000   398,000   549,000
                                                        =======   =======   =======

     The Company believes that its facilities are adequate to carry on its business as currently conducted. The sale of the RHG will reduce total square footage by approximately 56,000 in Sweden (47,000 owned), 82,000 in North America and 6,500 in China.

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings pending to which either the Company is a party or to which any of its property is subject, which would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders since November 14, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     (a) PRICE RANGE OF CLASS A COMMON STOCK

     The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "BLD". The following chart sets forth, for the calendar periods indicated, the range of closing prices for the Company's Class A Common Stock on the AMEX, as reported by the AMEX.

                                                               HIGH       LOW
                                                              -------   -------
1999 (CALENDAR YEAR)
------------------------
First Quarter...............................................  $6.0000   $2.8750
Second Quarter..............................................  $3.6250   $2.8750
Third Quarter...............................................  $3.4375   $2.3750
Fourth Quarter..............................................  $2.5630   $1.8750
2000 (CALENDAR YEAR)
------------------------
First Quarter...............................................  $2.4380   $1.8750
Second Quarter..............................................  $2.3750   $1.6250
Third Quarter...............................................  $2.4380   $1.6880
Fourth Quarter..............................................  $1.8130   $1.0000
2001 (CALENDAR YEAR)
------------------------
First Quarter...............................................  $1.8500   $1.2800
Second Quarter..............................................  $1.4000   $1.1500
Third Quarter (through September 10)........................  $1.2700   $0.9800

     (b) CLASS B COMMON STOCK

     The Company's Class B Common Stock has no established public trading market.

     (c) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of August 31, 2001, the approximate number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 357 and 27, respectively. The Company believes, however, that there are less than 2,000 beneficial owners of its Class A Common Stock.

     (d) DIVIDENDS

     Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company's Board of Directors. However, certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. No dividend in cash or property can be declared or paid on shares of the Company's Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 13 -- Notes to Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's income statement and balance sheet data as it relates to the fiscal years ended June 30, 2001, 2000 and 1999 have been derived from the Company's audited financial statements (including the Consolidated Balance Sheet of the Company at June 30, 2001 and 2000 and the related Consolidated Statements of Income of the Company for the years ended June 30, 2001, 2000 and 1999 appearing elsewhere herein). The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                  YEARS ENDED JUNE 30,
                                  ----------------------------------------------------
                                    2001       2000       1999       1998       1997
                                  --------   --------   --------   --------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales.......................  $183,615   $198,602   $232,771   $231,408   $244,146
Cost of goods sold..............   129,827    135,146    158,780    155,151    163,791
                                  --------   --------   --------   --------   --------
Gross profit....................    53,788     63,456     73,991     76,257     80,355
Selling, general and
  administrative expenses.......    40,025     42,193     42,510     43,357     50,435
Research, development and
  engineering expenses..........    17,030     17,962     19,408     18,514     21,425
Provision for loss on the
  disposition of pre-press
  operations....................      (472)                2,400                42,407
Restructuring charges...........     2,277      5,664        870
Impairment charges..............    15,518
                                  --------   --------   --------   --------   --------
Operating (loss) income.........   (20,590)    (2,363)     8,803     14,386    (33,912)
Interest expense................     2,014      1,819      2,301      2,792      3,516
Interest (income)...............      (291)      (330)      (453)      (521)      (414)
Royalty (income), net...........    (3,899)    (3,111)    (3,468)    (1,884)    (1,652)
Other (income) expense, net.....      (940)        98        284       (543)      (155)
                                  --------   --------   --------   --------   --------
(Loss) income before income
  taxes.........................   (17,474)      (839)    10,139     14,542    (35,207)
Provision (benefit) for income
  taxes.........................       698     (5,675)     4,514      5,526      2,790
                                  --------   --------   --------   --------   --------
Net (loss) income...............  $(18,172)  $  4,836   $  5,625   $  9,016   $(37,997)
                                  ========   ========   ========   ========   ========
Basic (loss) income per share...  $  (1.23)  $   0.31   $   0.33   $   0.53   $  (2.21)
                                  ========   ========   ========   ========   ========
Diluted (loss) income per
  share.........................  $  (1.23)  $   0.31   $   0.33   $   0.52   $  (2.21)
                                  ========   ========   ========   ========   ========
Weighted average number of
  shares:
  Basic.........................    14,787     15,652     16,801     17,145     17,228
                                  ========   ========   ========   ========   ========
  Diluted.......................    14,787     15,652     17,148     17,480     17,228
                                  ========   ========   ========   ========   ========

                                                        JUNE 30,
                                  ----------------------------------------------------
                                    2001       2000       1999       1998       1997
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.................  $ 22,409   $ 32,575   $ 30,619   $ 32,741   $ 31,750
Total assets....................  $133,890   $160,035   $159,355   $175,028   $162,123
Short-term debt.................  $ 14,060   $ 11,316   $ 10,290   $ 10,811   $ 14,737
Long-term debt..................  $  8,428   $ 11,882   $ 16,515   $ 17,072   $ 20,256
Shareholders' equity............  $ 45,460   $ 70,369   $ 66,540   $ 63,457   $ 58,262

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL. The following is Management's discussion and analysis of certain factors which have affected the financial position and consolidated financial statements of Baldwin Technology Company, Inc. (the "Company"). On September 27, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD"). As a result, the revenues and corresponding expenses attributable to BSD are included in these consolidated financial statements only for the period owned by the Company. The effects of this transaction on the consolidated financial statements are discussed below where significant.

     On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG"). All periods presented include the revenues and corresponding expenses attributable to the RHG. The Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily patents and goodwill, associated with this business. The Company recorded a similar write-off of goodwill of approximately $687,000 associated with the Company's Print On Demand Group ("POD") as the Company has decided to exit this business.

     Excluding the impairment charges, net sales and operating income (loss) of RHG, POD and BSD combined, were as follows for the years ended June 30:

                                                 2001          2000          1999
                                              -----------   -----------   -----------
Net sales...................................  $40,623,000   $47,890,000   $68,314,000
Operating income (loss).....................  $   499,000   $(4,579,000)  $ 2,226,000

     The Company does not consider its business to be seasonal; however, except for the fiscal year ended June 30, 1999, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year. The following schedule shows the Company's net sales for such six-month periods over the last five fiscal years to reflect the comparison.

                                                         FIRST SIX      SECOND SIX
FISCAL YEAR                                                MONTHS         MONTHS
-----------                                             ------------   ------------
2001..................................................  $ 90,718,000   $ 92,897,000
2000..................................................  $ 97,006,000   $101,596,000
1999..................................................  $120,488,000   $112,283,000
1998..................................................  $103,665,000   $127,743,000
1997..................................................  $118,635,000   $125,511,000

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Exhibit 99 to this Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

RESULTS OF OPERATIONS

     The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company, including the notes thereto, presented elsewhere in this report.

                                                          YEARS ENDED JUNE 30,
                                                         -----------------------
                                                         2001     2000     1999
                                                         -----    -----    -----
Net sales..............................................  100.0%   100.0%   100.0%
Cost of goods sold.....................................   70.7     68.0     68.2
                                                         -----    -----    -----
Gross profit...........................................   29.3     32.0     31.8
Selling, general and administrative expenses...........   21.8     21.3     18.3
Research, development and engineering expenses.........    9.3      9.0      8.3
Provision for loss on the disposition of pre-press
  operations...........................................    (.3)              1.0
Restructuring and impairment charges...................    9.7      2.9       .4
                                                         -----    -----    -----
Operating (loss) income................................  (11.2)    (1.2)     3.8
Interest expense.......................................   (1.1)     (.9)    (1.0)
Interest income........................................     .2       .2       .2
Other income, net......................................    2.6      1.5      1.4
                                                         -----    -----    -----
(Loss) income before income taxes......................   (9.5)     (.4)     4.4
Provision (benefit) for income taxes...................     .4     (2.8)     2.0
                                                         -----    -----    -----
Net (loss) income......................................   (9.9)%    2.4%     2.4%
                                                         =====    =====    =====

FISCAL YEAR ENDED JUNE 30, 2001 VERSUS FISCAL YEAR ENDED JUNE 30, 2000

CONSOLIDATED RESULTS

     NET SALES. Net sales for the fiscal year ended June 30, 2001 decreased by $14,987,000, or 7.5%, to $183,615,000 from $198,602,000 for the fiscal year ended June 30, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $14,676,000 and the previously noted divestiture of BSD further reduced net sales by $7,074,000. Otherwise, net sales would have increased by $6,763,000. This increase is primarily the result of increased product volumes, principally spray dampening equipment, water products and roll handling equipment, offset by a reduction in equipment shipments to the commercial web heatset printing market. In local currency, sales decreased by 16.0% in the United States, and by 8.4% in the United Kingdom. Sales increased by 97.7% in China and by 24.8% in Sweden.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 2001 was $53,788,000 (29.3% of net sales), compared to $63,456,000 (32.0% of net sales for the fiscal year ended June 30, 2000), a decrease of $9,668,000 or 15.2%. Gross profit was lower due primarily to increased warranty costs and to continuing pricing pressures in the market. Gross profit decreased by $3,654,000 as a result of fluctuations in currency rates and decreased by $2,259,000 due to the effect of the sale of BSD.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $40,025,000 (21.8% of net sales) for the fiscal year ended June 30, 2001, compared to $42,193,000 (21.3% of net sales) for the prior year, a decrease of $2,168,000. Currency rate fluctuations decreased the current years expenses by $1,901,000 and the effect of the sale of BSD further reduced expenses by $1,796,000. Selling expenses decreased primarily as a result of lower trade show and advertising costs (including related travel costs), reductions in staffing levels and decreases in sales commissions resulting from lower sales volumes. General and administrative expenses increased primarily as a result of increases in compensation, consulting and subcontracting costs and a $536,000 bad debt charge related to a receivable from a major OEM customer during the fiscal year ended June 30, 2001. The prior year period also included a $1,100,000 bad debt charge for an OEM customer.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Research, development and engineering expenses decreased by $932,000 over the same period of the prior year. Fluctuations in currency rates decreased these expenses by $1,187,000; otherwise, these expenses would have increased by $255,000. The increase in these expenses relates to increased compensation and consulting costs, partially offset by reduced costs in Japan, attributed to reduced personnel costs associated with the restructuring, and the impact of the previously noted divestiture of BSD.

     RESTRUCTURING AND OTHER CHARGES. Restructuring and other charges consist of restructuring charges of $2,277,000 and asset write-offs, primarily patents and goodwill of $15,518,000. These asset write-offs are the result of asset impairments of $14,831,000, associated with the RHG and $687,000 associated with POD. The Company sold the RHG on September 26, 2001 and further, has decided to exit the POD business.

     The restructuring charge of $2,277,000 for the fiscal year ended June 30, 2001 represents additional charges incurred associated with the restructuring plan announced in March 2000, which resulted in a $5,664,000 restructuring charge during the fiscal year ended June 30, 2000. These additional charges, relate primarily to severance and facility lease termination costs associated with the Company's restructuring efforts.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 2001 increased by $195,000 to $2,014,000, compared to $1,819,000 for the fiscal year ended June 30, 2000. Currency rate fluctuations decreased interest expense by $169,000 in the current period. Otherwise, interest expense would have increased by $364,000. This increase was due primarily to higher long-term, fixed-rate indebtedness outstanding during the current period which was offset slightly by lower interest rates on variable-rate debt. Interest income was $291,000 and $330,000 for the fiscal years ended June 30, 2001 and June 30, 2000, respectively. Currency rate fluctuations increased interest income by $53,000 in the current period. Other income and expense, net, amounted to income of $940,000 for the fiscal year ended June 30, 2001 compared to expense of $98,000 for the fiscal year ended June 30, 2000. These amounts include foreign currency transaction gains (losses) of $334,000 and $(251,000) for the current and prior periods, respectively. Other income and expense also includes a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit, and an $831,000 pre-tax loss on the sale of BSD.

     INCOME TAXES. The Company recorded income tax expense of $698,000 for the fiscal year ended June 30, 2001 as compared to an income tax benefit of $5,675,000 for the fiscal year ended June 30, 2000. Certain items have significantly impacted the Company's effective tax rate. Specifically, in the current year, non-deductible goodwill and increased foreign income taxed at rates higher than the U.S. statutory rate resulted in additional tax of $3,735,000 and $1,966,000, respectively. The prior year included a benefit of $4,147,000, recorded as a result of a reduction of the valuation allowance related to prior net operating losses ("NOL's") of the Company's Swedish subsidiaries, and estimated adjustments related to the settlement of both foreign and domestic tax issues. Currency rate fluctuations reduced the tax expense by $420,000 in the current period.

     NET (LOSS) INCOME. Net loss for the fiscal year ended June 30, 2001 was $(18,172,000) as compared to net income of $4,836,000 for the fiscal year ended June 30, 2000, or ($1.23) per share basic and diluted, and $.31 per share basic and diluted, respectively. For the current period, currency rate fluctuations and the sale of BSD decreased net income by $581,000 and $344,000, respectively. The after-tax impact of $1,600,000 for restructuring charges reduced net income per share by $0.11 basic and diluted in the current year. The net loss for the current year is primarily the result of asset impairment charges of $14,831,000 associated with the sale of the RHG, and $687,000 associated with the decision to exit the POD business.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

     Net sales for the fiscal year ended June 30, 2001 decreased by $9,479,000, or 6.6%, to $133,243,000 from $142,722,000 for the fiscal year ended June 30, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $10,115,000; otherwise, net sales would have increased by $636,000 in the current period. This increase is primarily the result of increased volumes of spray dampening equipment and water products primarily in Europe offset by lower sales in the United States markets.

     Operating income amounted to $1,744,000 (1.3% of net sales) for the fiscal year ended June 30, 2001, as compared to $8,509,000 (6.0% of net sales) for the prior year, a decrease of $6,765,000. Currency rate fluctuations decreased the current year's operating income by $531,000, otherwise operating income would have decreased by $6,234,000. This decrease is primarily the result of a decrease in sales levels of higher margin products, higher trade show costs, higher personnel costs for engineering and research and development and a restructuring charge of $1,933,000 in the current year, offset by a restructuring charge of $3,077,000 in the prior year.

MATERIAL HANDLING GROUP ("MHG")

     The MHG had traditionally consisted of inserters, roll handling systems and material handling and stacking equipment. All of the above product lines have been sold with the exception of inserters. The stacking equipment line was divested on September 27, 2000 when the Company sold BSD. The roll handling product lines were divested on September 26, 2001 as a result of the RHG sale.

     Net sales for the fiscal year ended June 30, 2001 decreased by $7,540,000, or 12.9%, to $51,091,000 from $58,631,000 for the fiscal year ended June 30, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $1,816,000; otherwise net sales would have decreased by $5,724,000. This decrease is the result of the divestiture of BSD offset by increased sales volumes, primarily roll handling equipment products, principally splicers. The RHG contributed net sales of approximately $34,416,000 and $34,414,000 for the fiscal years ended June 30, 2001 and 2000, respectively.

     Operating loss amounted to $12,235,000 (23.9% of net sales) for the fiscal year ended June 30, 2001, as compared to $2,164,000 (3.7% of net sales) for the prior year, an increase of $10,071,000. This increase is primarily the result of the asset impairment charge of $14,831,000, primarily related to patents and goodwill, associated with the RHG, and a $536,000 bad debt charge for a major OEM customer for the fiscal year ended June 30, 2001. This decrease was offset by a $1,100,000 bad debt charge for an OEM customer in the prior year. Currency rate fluctuations decreased the current year's operating profit by $91,000. Excluding the impairment charge, the RHG accounted for operating income of approximately $1,386,000 for the fiscal year ended June 30, 2001 and accounted for the operating loss of approximately $918,000 for the fiscal year ended June 30, 2000.

FISCAL YEAR ENDED JUNE 30, 2000 VERSUS FISCAL YEAR ENDED JUNE 30, 1999

CONSOLIDATED RESULTS

     NET SALES. Net sales for the fiscal year ended June 30, 2000 decreased by $34,169,000, or 14.7%, to $198,602,000 from $232,771,000 for the fiscal year ended June 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,354,000. Otherwise, net sales would have decreased by $36,523,000, of which $2,243,000 relates to the divestiture of the Company's former in-line finishing division. The remaining decrease is primarily the result of reduced product volumes, principally roll handling equipment, resulting from reduced shipments to one of the Company's largest OEM customers, and a reduction in equipment shipments to the commercial web heatset printing market. In local currency, sales decreased by 27.2% in the United States, by 11.9% in Japan and by 10.3% in Germany. Sales increased by 9.4% in Sweden.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $42,193,000 (21.3% of net sales) for the fiscal year ended June 30, 2000, compared to $42,510,000 (18.3% of net sales) for the prior year, a decrease of $317,000. Currency rate fluctuations increased the current years expenses by $176,000 and the effect of net dispositions from the prior year reduced expenses by $526,000. Selling expenses increased primarily as a result of higher trade show and advertising costs (including related travel costs), which more than offset reductions in staffing levels and decreases in sales commissions resulting from lower sales volumes. General and administrative expenses decreased primarily as a result of reductions in personnel due to the Company's restructuring efforts and reduced incentive and deferred compensation expenses resulting from the lower profitability of the Company. These reductions more than offset increases in consulting and subcontracting costs and a $1,100,000 bad debt charge for the sale of the pre-petition accounts receivable from a major OEM customer during fiscal 2000.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES. Research, development and engineering expenses decreased by $1,446,000 over the same period of the prior year. Fluctuations in currency rates increased these expenses by $14,000; otherwise, these expenses would have decreased by

$1,460,000. The decrease in these expenses relates to reduced costs in Japan, Germany and the United States attributed to reduced personnel costs associated with the planned restructuring, and the impact of the previously noted divestiture of the Company's former in-line finishing division in the prior year.

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

     INCOME TAXES. The Company recorded an income tax benefit of $5,675,000 for the fiscal year ended June 30, 2000 as compared to an income tax provision of $4,514,000 for the fiscal year ended June 30, 1999. Certain items have significantly impacted the Company's effective tax rate. Specifically, a $4,147,000 benefit was recorded in the current year as a result of a reduction of the valuation allowance related to prior year net operating losses ("NOL's") of the Company's Swedish subsidiaries, and estimated adjustments related to the settlement of both foreign and domestic tax issues. The prior year period included a $2,400,000 special charge related to the disposition of the former pre-press operations for which no tax benefit was recorded. Currency rate fluctuations reduced the tax benefit by $254,000 in the current period.

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

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

     Net sales for the fiscal year ended June 30, 2000 decreased by $10,406,000, or 6.8%, to $142,722,000 from $153,128,000 for the fiscal year ended June 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,275,000; otherwise, net sales would have decreased by $12,681,000 in the current period. This decrease is primarily the result of reduced sales levels of web on-press accessories and controls in the United States and Europe and an overall economic slowdown in Asia.

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

MATERIAL HANDLING GROUP

     Net sales for the fiscal year ended June 30, 2000 decreased by $20,822,000, or 26.2%, to $58,631,000 from $79,453,000 for the fiscal year ended June 30, 1999. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $791,000; otherwise net sales would have decreased by $20,031,000. This decrease is the result of reduced sales volumes, primarily roll handling equipment products, as well as a reduction in equipment orders in the commercial web heatset printing market. The reduction in roll handling equipment volume has resulted from reduced orders from one of the Company's largest OEM customers. Additionally, the effect of the disposition of the Company's former in-line finishing division during the prior year further reduced net sales by $2,243,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     On October 31, 2000, the Company entered into a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which matures on October 31, 2003. The Credit Facility consists of a $25,000,000 Revolving Credit Line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions (the "Acquisition Line"). The Credit Facility is collateralized by a pledge of the capital stock of the Company's subsidiaries and requires the Company to maintain certain financial covenants. These covenants include a leverage ratio, an interest coverage ratio and minimum net worth requirements (as those terms are defined in the credit agreement). During the quarters ended June 30, and September 30, 2001, the Company did not meet these three covenants and on October 15, 2001 received an irrevocable commitment letter from the Banks to amend the Credit Facility and waive the covenant violations. The commitment letter also provides for a new borrowing structure which will enable the Company to borrow a percentage of eligible domestic accounts receivable, domestic inventory, the appraised value of the Company's Emporia, Kansas facility, the net book value of domestic machinery and equipment and certain historic royalty streams, as defined (collectively the "Borrowing Base") up to a maximum of $21,000,000. The commitment letter also provides that $6,000,000 (less outstanding letters of credit) may be borrowed in addition to the amounts available under the Borrowing Base. Interest is charged at LIBOR plus 3.25% or at an alternative base rate, as defined, plus 1%. Additionally, there is an unused commitment fee of 0.5%. The commitment letter provides for borrowings through October 1, 2002 and requires that a minimum tangible net worth covenant be met, beginning with the quarter ending December 31, 2001. The commitment letter also requires minimum operating income covenants of

$250,000 for the quarter ending December 31, 2001, $1,250,000 for the quarter ending March 31, 2002 and $1,750,000 for the quarter ending June 30, 2002. Based on management's estimates, the Company's eligible Borrowing Base through June 30, 2002, plus the additional $6,000,000 will total approximately $19,000,000. In accordance with the terms of the commitment letter, the Company is presently able to classify $7,400,000 of the amounts outstanding at June 30, 2001 under the Credit Facility as long-term. The remaining $10,350,000 has been classified as current, of which $2,000,000 has subsequently been repaid and management believes approximately $8,100,000 will be able to be classified as long-term once certain terms of the amended credit facility are finalized.

     The ability to achieve the covenants depends in part on the management's successful execution of its restructuring plan as discussed in Note 5, and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. Accordingly, if the covenants are not met, amounts outstanding under the commitment letter would become payable on demand. Management believes that alternative sources of financing are available to refinance the existing facilities on a long-term basis. However, if the loans become due on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

     On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this interest rate swap agreement did not have a material impact on the Company's financial position or results of operations for the fiscal year ended June 30, 2001.

     The Company maintains relationships with foreign and domestic banks which have extended credit facilities to the Company totaling $35,563,000, including amounts available under the Revolver. As of June 30, 2001, the Company had $21,279,000 outstanding under these lines of credit, of which $7,400,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at June 30, 2001 are $848,000 lower than they would have been if June 30, 2000 exchange rates had been used.

     The Company's working capital decreased by $10,166,000 or 31.2% from $32,575,000 at June 30, 2000, to $22,409,000 at June 30, 2001. Foreign currency rate fluctuations accounted for a decrease of $3,245,000, otherwise working capital would have decreased by $6,921,000. Working capital decreased primarily due to a portion of long-term debt being reclassified on a short-term basis. Working capital also decreased due to decreases in inventories and accounts receivable, and increases in income taxes payable and accrued expenses. Offsetting these items were increases in notes receivable, and decreases in accounts payable, customer deposits and short-term borrowings. On September 26, 2001, the Company divested its RHG. The proceeds of $6,800,000 were utilized to reduce outstanding bank debt by $4,500,000, for estimated transaction costs of approximately $1,600,000 and for general working capital purposes. Excluding the impairment charge, the RHG utilized cash from operating activities of approximately $2,181,000 for the fiscal year ended June 30, 2001.

     The Company provided $1,157,000 and utilized $3,336,000 for investing activities for the fiscal year ended June 30, 2001 and 2000, respectively. The increase in the cash provided by investing activities is primarily the result of the proceeds from the sale of BSD. Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 2001, and June 30, 2000, including commitments for capital lease payments, were $2,828,000 and $3,336,000, respectively. The Company has capital expenditures of approximately $1,500,000 to $2,000,000 planned for the fiscal year ended June 30, 2002.

     The net cash used by financing activities was $702,000 for the fiscal year ended June 30, 2001 as compared to $6,296,000 for the fiscal year ended June 30, 2000. The difference was primarily caused by significant reductions of the Company's long-term debt in the prior year period, and reduced purchases of treasury stock in the current year period.

     On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company has continued to receive timely payments, on a post petition basis, from the foreign subsidiaries of Goss. At June 30, 2001, the Company's balance sheet included approximately $1,478,000 of trade receivables from Goss, of which approximately $942,000 has been collected to date. The remaining $536,000 has been fully reserved as of June 30, 2001. Goss had previously filed for Chapter 11 bankruptcy on July 30, 1999. The Company subsequently sold pre-petition domestic accounts receivable from Goss of approximately $4,100,000 pursuant to a non-recourse agreement between the Company and a third party for approximately $3,000,000. The Company had taken a charge to earnings during the fiscal year ended June 30, 2000 in the amount of $1,100,000 as a bad debt, which is included in General and Administrative expenses. Prior to June 30, 2000, the entire $3,000,000 had been received from the third party.

     The Company recorded restructuring charges in the amount of $2,277,000 and $5,664,000 for the fiscal years ended June 30, 2001 and 2000, respectively. These charges are associated with a restructuring plan initiated in March 2000, which is expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have administrative, sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Product lines that were previously being produced in the Emporia, Kansas, Shelton, Connecticut, Malmo, Sweden, Augsburg, Germany and Lombard, Illinois facilities, are being consolidated with the production facilities located in Augsburg, Germany, Emporia, Kansas and Malmo, Sweden. Roll handling products previously produced in the Rockford, Illinois facility were being consolidated with similar products designed and manufactured in the Company's facilities in Shanghai, China and Amal, Sweden. These Roll Handling businesses were sold on September 26, 2001. The corporate headquarters was vacated and relocated to the Shelton, Connecticut facility in order to take advantage of the space created by the downsizing previously noted. The restructuring charge of $2,277,000 recorded during the fiscal year ended June 30, 2001 includes approximately $801,000 in employee severance and benefit costs, $1,378,000 in facility lease termination costs, and $98,000 in incremental costs associated with this overall restructuring. As of June 30, 2001, $4,045,000 is included in "Other accounts payable and accrued liabilities" and $1,622,000 is included in "Other long-term liabilities". The Company expects to incur approximately $620,000 in additional restructuring costs during the fiscal year ended June 30, 2002, which will be expensed as incurred. The estimated total cash cost of the restructuring program is expected to be approximately $8,052,000, with approximately $4,530,000 expected to be spent over the next twelve months and approximately $1,756,000 (primarily facility lease costs) expected to be spent over the balance of the lease terms of approximately three years. The restructuring program is expected to save the Company approximately $4,155,000 annually following full implementation, which is anticipated to occur by June 30, 2002, and is expected to restore the Company's profitability and cash flow from operations.

     The Company believes its cash flow from operations, available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements for the near and long-term future.

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

     Beginning January 1, 1999, the Company began conducting business with customers in both the Euro and the respective national currency. Systems and processes that are initially impacted by this dual currency requirement are customer billing and receivables, payroll and cash management activities, including cash collections and disbursements. To accomplish compliance, the Company is making the necessary systems and process changes and is also working with its financial institutions on various cash management issues. The Company's German and French operations have begun recording all business transactions in the Euro effective July 1, 2000 and July 1, 2001, respectively.

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

NEW ACCOUNTING STANDARDS

     See Note 2 -- "Notes to Consolidated Financial Statements" for information concerning new accounting standards.

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

INTEREST RATE AND DEBT SENSITIVITY

     As of June 30, 2001, the Company had debt totaling $22,488,000, most of which bears interest at floating rates. The Company entered into an interest rate swap agreement on April 27, 2001, with a notional amount of $15,000,000 and a fixed rate of 4.98%. Interest rate swaps act as hedges of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instruments.

     The Company performed a sensitivity analysis as of June 30, 2001, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one percentage point increase in interest rates would not have a material effect on the Company's results of operations. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

CURRENCY EXCHANGE RATE SENSITIVITY

     The Company derived approximately 66% of its revenues from countries outside of the United States for the fiscal year ended June 30, 2001. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company's policy is to hedge the impact of currency rate fluctuations which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge these exposures. The Company also maintains certain levels of cash denominated in various currencies which acts as a natural overall hedge. The Company adopted the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as of July 1, 2000. Under the adoption of SFAS 133, open foreign currency exchange forward contracts as of June 30, 2001 resulted in an increase to current liabilities of approximately $338,000 and a decrease to other comprehensive income of approximately $298,000, with the remaining $40,000 recognized as a currency exchange loss in the current period.

     The Company performed a sensitivity analysis as of June 30, 2001 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company's pre-tax income by approximately $750,000. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company's actual exposures and hedges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Accountants...........................   23

Consolidated Balance Sheets at June 30, 2001 and June 30,
  2000......................................................   24

Consolidated Statements of Income for the years ended June
  30, 2001, June 30, 2000 and June 30, 1999.................   26

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 2001, June 30, 2000 and June
  30, 1999..................................................   27

Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, June 30, 2000 and June 30, 1999............   28

Notes to Consolidated Financial Statements..................   30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Stamford, Connecticut
October 15, 2001

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                             JUNE 30,    JUNE 30,
                                                               2001        2000
                                                             --------    --------
CURRENT ASSETS:
  Cash and cash equivalents..............................    $  6,590    $  7,914
  Accounts receivable trade, net of allowance for
     doubtful accounts of $1,943 ($1,705 at June 30,
     2000)...............................................      30,587      36,369
  Notes receivable, trade................................      11,416       9,449
  Inventories............................................      33,051      37,354
  Deferred taxes.........................................       5,196       4,354
  Prepaid expenses and other.............................       7,486       7,312
                                                             --------    --------
           Total current assets..........................      94,326     102,752
                                                             --------    --------
MARKETABLE SECURITIES:
  (Cost $564 at June 30, 2001 and $805 at June 30,
     2000)...............................................         558         843
                                                             --------    --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings.....................................       2,532       4,056
  Machinery and equipment................................       3,449       5,064
  Furniture and fixtures.................................       3,827       4,991
  Leasehold improvements.................................         218         244
  Capital leases.........................................         651       1,422
                                                             --------    --------
                                                               10,677      15,777
Less: Accumulated depreciation and amortization..........      (5,152)     (8,305)
                                                             --------    --------
Net property, plant and equipment........................       5,525       7,472
                                                             --------    --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
  less accumulated amortization of $3,010 ($6,394 at June
  30, 2000)..............................................       1,888       3,873
GOODWILL, less accumulated amortization of $5,284
  ($10,352 at June 30, 2000).............................      14,295      29,561
DEFERRED TAXES...........................................      10,550      10,524
OTHER ASSETS.............................................       6,748       5,010
                                                             --------    --------
           TOTAL ASSETS..................................    $133,890    $160,035
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             JUNE 30,    JUNE 30,
                                                               2001        2000
                                                             --------    --------
CURRENT LIABILITIES:
  Loans payable..........................................    $  3,529    $  4,801
  Current portion of long-term debt......................      10,531       6,515
  Accounts payable, trade................................      12,761      14,188
  Notes payable, trade...................................       9,112      10,358
  Accrued salaries, commissions, bonus and
     profit-sharing......................................       5,096       6,151
  Customer deposits......................................       6,861       8,965
  Accrued and withheld taxes.............................       1,625       2,195
  Income taxes payable...................................       5,345       2,168
  Other accounts payable and accrued liabilities.........      17,057      14,836
                                                             --------    --------
           Total current liabilities.....................      71,917      70,177
                                                             --------    --------
LONG-TERM LIABILITIES:
  Long-term debt.........................................       8,428      11,882
  Other long-term liabilities............................       8,085       7,607
                                                             --------    --------
           Total long-term liabilities...................      16,513      19,489
                                                             --------    --------
           Total liabilities.............................      88,430      89,666
                                                             --------    --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
     authorized, 16,458,849 shares issued................         165         165
  Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,000,000 shares issued.................          20          20
  Capital contributed in excess of par value.............      57,496      57,496
  Retained earnings......................................       7,457      25,629
  Accumulated other comprehensive loss...................      (6,334)       (357)
  Less: Treasury stock, at cost:
     Class A -- 3,583,702 shares (3,191,302 at June 30,
     2000) Class B -- 189,117 shares.....................     (13,344)    (12,584)
                                                             --------    --------
           Total shareholders' equity....................      45,460      70,369
                                                             --------    --------
COMMITMENTS AND CONTINGENCIES............................
                                                             --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $133,890    $160,035
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   For the years ended June 30,
                                                 --------------------------------
                                                   2001        2000        1999
                                                 --------    --------    --------
Net sales......................................  $183,615    $198,602    $232,771
Cost of goods sold.............................   129,827     135,146     158,780
                                                 --------    --------    --------
Gross profit...................................    53,788      63,456      73,991
                                                 --------    --------    --------
Operating expenses:
  General and administrative...................    23,801      23,182      23,985
  Selling......................................    16,224      19,011      18,525
  Engineering..................................    11,372      12,209      13,715
  Research and development.....................     5,658       5,753       5,693
  Provision for loss on the disposition of
     pre-press operations......................      (472)                  2,400
  Restructuring charges........................     2,277       5,664         870
  Impairment charges...........................    15,518
                                                 --------    --------    --------
                                                   74,378      65,819      65,188
                                                 --------    --------    --------
Operating (loss) income........................   (20,590)     (2,363)      8,803
                                                 --------    --------    --------
Other (income) expense:
  Interest expense.............................     2,014       1,819       2,301
  Interest (income)............................      (291)       (330)       (453)
  Royalty (income), net........................    (3,899)     (3,111)     (3,468)
  Other (income) expense, net..................      (940)         98         284
                                                 --------    --------    --------
                                                   (3,116)     (1,524)     (1,336)
                                                 --------    --------    --------
(Loss) income before income taxes..............   (17,474)       (839)     10,139
                                                 --------    --------    --------
Provision (benefit) for income taxes:
  Domestic:
     Federal...................................    (1,067)     (3,582)      2,148
     State.....................................      (447)       (498)        504
  Foreign......................................     2,212      (1,595)      1,862
                                                 --------    --------    --------
           Total income tax provision
              (benefit)........................       698      (5,675)      4,514
                                                 --------    --------    --------
Net (loss) income..............................  $(18,172)   $  4,836    $  5,625
                                                 ========    ========    ========
Basic (loss) income per share..................  $  (1.23)   $   0.31    $   0.33
                                                 ========    ========    ========
Diluted (loss) income per share................  $  (1.23)   $   0.31    $   0.33
                                                 ========    ========    ========
Weighted average shares outstanding:
  Basic........................................    14,787      15,652      16,801
                                                 ========    ========    ========
  Diluted......................................    14,787      15,652      17,148
                                                 ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                         CLASS A              CLASS B                                  ACCUMULATED
                                      COMMON STOCK          COMMON STOCK      CAPITAL IN                  OTHER
                                   -------------------   ------------------   EXCESS OF    RETAINED   COMPREHENSIVE
                                     SHARES     AMOUNT    SHARES     AMOUNT   PAR VALUE    EARNINGS       LOSS
                                   ----------   ------   ---------   ------   ----------   --------   -------------
Balance at June 30, 1998.........  16,431,683    $164    2,000,000    $20      $57,359     $15,168       $(3,344)


Year ended June 30, 1999:
  Net income for the year........                                                            5,625
  Translation adjustment.........                                                                          1,110
  Unrealized loss on
    available-for-sale
    securities, net of tax.......                                                                            (18)
  Comprehensive income...........
  Stock options exercised........      27,166       1                 137
  Purchase of Treasury Stock.....
                                   ----------    ----    ---------    ---      -------     --------      -------
Balance at June 30, 1999.........  16,458,849     165    2,000,000     20       57,496      20,793        (2,252)


Year ended June 30, 2000:
  Net income for the year........                                                            4,836
  Translation adjustment.........                                                                          1,933
  Unrealized loss on
    available-for-sale
    securities, net of tax.......                                                                            (38)
  Comprehensive income...........
  Purchase of treasury stock.....
                                   ----------    ----    ---------    ---      -------     --------      -------
Balance at June 30, 2000.........  16,458,849     165    2,000,000     20       57,496      25,629          (357)


Year ended June 30, 2001:........
  Net loss for the year..........                                                          (18,172)
  Translation adjustment.........                                                                         (6,912)
  Effect of translation
    adjustment on RHG sale.......                                                                            961
  Unrealized loss on
    available-for-sale
    securities, net of tax.......                                                                            (26)
  Comprehensive loss.............
  Shares received in connection
    with sale of business........
  Purchase of treasury stock.....
                                   ----------    ----    ---------    ---      -------     --------      -------
Balance at June 30, 2001.........  16,458,849    $165    2,000,000    $20      $57,496     $ 7,457       $(6,334)
                                   ==========    ====    =========    ===      =======     ========      =======

                                         TREASURY
                                           STOCK
                                   ---------------------   COMPREHENSIVE
                                     SHARES      AMOUNT    INCOME (LOSS)
                                   ----------   --------   -------------
Balance at June 30, 1998.........  (1,266,919)  $ (5,910)

Year ended June 30, 1999:
  Net income for the year........                            $  5,625
  Translation adjustment.........                               1,110
  Unrealized loss on
    available-for-sale
    securities, net of tax.......                                 (18)
                                                             --------
  Comprehensive income...........                            $  6,717
                                                             ========
  Stock options exercised........
  Purchase of Treasury Stock.....    (850,700)    (3,772)
                                   ----------   --------
Balance at June 30, 1999.........  (2,117,619)    (9,682)

Year ended June 30, 2000:
  Net income for the year........                            $  4,836
  Translation adjustment.........                               1,933
  Unrealized loss on
    available-for-sale
    securities, net of tax.......                                 (38)
                                                             --------
  Comprehensive income...........                            $  6,731
                                                             ========
  Purchase of treasury stock.....  (1,262,800)    (2,902)
                                   ----------   --------
Balance at June 30, 2000.........  (3,380,419)   (12,584)

Year ended June 30, 2001:........
  Net loss for the year..........                            $(18,172)
  Translation adjustment.........                              (6,912)
  Effect of translation
    adjustment on RHG sale.......                                 961
  Unrealized loss on
    available-for-sale
    securities, net of tax.......                                 (26)
                                                             --------
  Comprehensive loss.............                            $(24,149)
                                                             ========
  Shares received in connection
    with sale of business........    (307,000)      (610)
  Purchase of treasury stock.....     (85,400)      (150)
                                   ----------   --------
Balance at June 30, 2001.........  (3,772,819)  $(13,344)
                                   ==========   ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
Cash flows from operating activities:
  Net (loss) income.........................................  $(18,172)   $  4,836    $  5,625
  Adjustments to reconcile net (loss) income to net cash
     (used) provided by operating activities:
     Depreciation and amortization..........................     3,301       3,758       3,662
     Accrued retirement pay.................................      (182)       (650)        338
     Deferred taxes.........................................      (868)     (6,041)        (43)
     Provision for losses on accounts receivable............     1,066       1,489          35
     Provision for loss on the disposition of pre-press
       operations...........................................      (472)                  2,400
     Impairment charges.....................................    15,518
     Restructuring charges..................................     2,277       5,664         870
     Loss from disposition of business......................       831
     Changes in assets and liabilities, net of effects from
       the acquisitions and disposition:
        Accounts and notes receivable.......................    (5,372)      3,492       5,611
        Inventories.........................................    (2,869)     (5,727)       (426)
        Prepaid expenses and other..........................      (804)        (53)       (738)
        Other assets........................................      (218)      4,599         110
        Customer deposits...................................       642       3,230      (7,433)
        Accrued compensation................................       (33)       (849)     (2,258)
        Payments against restructuring charges..............    (1,129)       (637)
        Accounts and notes payable, trade...................     1,864         808      (4,417)
        Income taxes payable................................     1,486      (5,757)     (3,435)
        Accrued and withheld taxes..........................      (259)        (48)         24
        Other accounts payable and accrued liabilities......     2,474      (2,874)     (3,559)
        Interest payable....................................       (95)         96         (11)
                                                              --------    --------    --------
Net cash (used) provided by operating activities............    (1,014)      5,336      (3,645)
                                                              --------    --------    --------
Cash flows from investing activities:
  Proceeds from the disposition of businesses, net..........     3,985                   2,798
  Acquisitions of subsidiaries, net of cash acquired........                            (2,999)
  Additions of property.....................................    (2,520)     (2,908)     (2,334)
  Additions of patents, trademarks and drawings.............      (308)       (428)       (520)
                                                              --------    --------    --------
Net cash provided (used) by investing activities............     1,157      (3,336)     (3,055)
                                                              --------    --------    --------
Cash flows from financing activities:
  Long-term and short-term debt borrowings..................    46,894      37,075      21,240
  Long-term and short-term debt repayments..................   (46,756)    (40,589)    (22,346)
  Stock options exercised...................................                               138
  Principal payments under capital lease obligations........        (3)       (308)       (288)
  Other long-term liabilities...............................      (687)        428        (162)
  Treasury stock purchased..................................      (150)     (2,902)     (3,772)
                                                              --------    --------    --------
Net cash (used) by financing activities.....................      (702)     (6,296)     (5,190)
                                                              --------    --------    --------
Effect of exchange rate changes.............................      (765)      1,537         537
                                                              --------    --------    --------
Net decrease in cash and cash equivalents...................    (1,324)     (2,759)    (11,353)
Cash and cash equivalents at beginning of year..............     7,914      10,673      22,026
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $  6,590    $  7,914    $ 10,673
                                                              ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                       FOR THE YEARS ENDED JUNE 30,
                                                       -----------------------------
                                                        2001       2000       1999
                                                       -------    -------    -------
                                                              (IN THOUSANDS)
Cash paid during the year for:
  Interest...........................................  $1,919     $1,915     $2,312
  Income taxes.......................................  $1,830     $4,132     $8,500

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The following are the significant accounting policies followed by the
Company:

     CONSOLIDATION. The consolidated financial statements include the accounts of Baldwin, its wholly owned subsidiaries, one 90% owned subsidiary and another 80% owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at year-end (current) exchange rates and components of revenue and expense are translated at average rates for the year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of income. Net transaction gains (losses) credited or charged to income for the years ended June 30, 2001, 2000 and 1999 were $334,000, $(251,000) and $(176,000), respectively.

     HEDGING. The Company operates internationally and is exposed to certain market risks arising from transactions that in the normal course of business include fluctuations in interest rates and currency exchange rates. While the Company uses derivative financial instruments to manage or reduce these risks, typically currency futures contracts and interest rate swap agreements, the Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's policy is to hedge the impact of currency rate fluctuations which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge these exposures. The Company also entered into an interest rate swap agreement to convert a portion of its variable rate debt into fixed rate debt in order to reduce exposure to the changes in interest rates.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivate Instruments and Hedging Activities" ("SFAS 133"). The effective date of SFAS 133 was July 1, 2000 for the Company. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive
(loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the Company's limited use of derivative instruments, the impact of adoption at July 1, 2000 and for the year ended June 30, 2001 was immaterial and will not have a significant effect on the Company's results of operations in future periods.

     If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the underlying hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in Other Comprehensive Income ("OCI") and are recognized in the income statement when the underlying hedged item affects earnings. Ineffectiveness related to cash flow hedges is recognized in earnings.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customer in the event of customer non-payment. The Company's ten largest customers accounted for approximately 49%, 46% and 46% of the Company's net sales for each of the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     MARKETABLE SECURITIES. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of shareholders' equity. Cost is determined using the average cost method.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $835,000 and 1,074,000 greater as of June 30, 2001 and 2000, respectively.

     LONG-LIVED ASSETS. The Company follows Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company continually reviews the recoverability of the carrying value of these assets using the provisions of SFAS No. 121. As more fully described in Note 8, during the year ended June 30, 2001, the Company recognized impairment losses of $14,417,000 related to the long-lived assets of the Roll Handling Group ("RHG") held for disposal at June 30, 2001 and $687,000 related to the Print-On-Demand ("POD") business that the Company decided to exit.

     PROPERTY, PLANT AND EQUIPMENT. The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,659,000, $1,987,000 and $1,893,000 for the fiscal years ended June 30,
2001, 2000 and 1999, respectively.

     PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS. The cost of patents, trademarks and engineering drawings are being amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 20 years. Amortization expense amounted to $669,000, $743,000 and $774,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     GOODWILL. Goodwill represents the excess of purchase price over the fair market value of net assets acquired and is being amortized over a period of 40 years on a straight-line basis. The Company has a combination of both enterprise level goodwill and goodwill related to assets acquired in a business combination. The Company assesses impairment for goodwill related to assets acquired in a business combination in conformity with Financial Accounting Standards Board Statement No. 121 ("SFAS 121"), while enterprise level goodwill is assessed for impairment in conformity with Accounting Principles Board Opinion No. 17, using the undiscounted cash flow method. The Company reviews quarterly actual and forecasted profitability on both a pre-tax and EBITDA basis to determine whether a specific entity may be affected by impairment. Should these reviews disclose a

                        BALDWIN TECHNOLOGY COMPANY, INC.

potential impairment problem, the Company performs an estimated undiscounted cash flow projection in order to verify the recoverability based on the guidance in SFAS 121. Should such undiscounted future cash flows be less than the carrying value, a write-down to fair market value may be required. Goodwill decreased $2,540,000 in fiscal 2001 (increased $565,000 in fiscal 2000) due to the impact of foreign exchange fluctuations. Amortization expense amounted to $973,000, $1,028,000 and $995,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

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

     DEFERRED LOAN ORIGINATION COSTS. At June 30, 2001, these costs were $1,698,000 less $1,316,000 of accumulated amortization ($1,222,000 less $1,193,000 of accumulated amortization at June 30, 2000) and were included in "Other assets".

     WARRANTY. The Company's standard contractual warranty provisions are to repair or replace, at the Company's option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percent of revenue discussed above. The Company has accrued estimated future warranty and customer support obligations of $2,878,000 and $3,676,000 at June 30, 2001 and 2000 respectively, which are included in "Other accounts payable and accrued liabilities".

     REVENUE RECOGNITION. The Company's products are sold with terms and conditions, which vary depending on particular cultural and business environments in which the Company operates globally. The standard policy of the Company is to recognize revenue in accordance with accounting principles generally accepted in the United States of America. The Company's standard payment terms for equipment include a deposit to be received with the order, progress payments until equipment is shipped and a portion of the balance due within a set number of days following shipment. Freight terms are FOB shipping dock with risk of loss flowing to the purchaser. Installation services are provided to the customer on an as needed basis and are contracted for separately. If non-standard terms are negotiated, the impact of the terms of shipment and contractual installation requirements are determined on an individual contract basis. In the case of non-standard terms, revenue is not recognized until, at a minimum, title and risk of loss have passed to the customer, and the customer is obligated to pay. Should a loss occur in transit, the Company is not responsible for, and does not administer insurance claims unless the terms are FOB destination. The customer is not contractually

                        BALDWIN TECHNOLOGY COMPANY, INC.

eligible for any refund of the purchase price, or right of return of the contracted product, except if the product fails to meet published product specifications and the Company fails to perform its obligations under product warranty terms. When installation services are a contractual element, and included in the purchase price of the product, the revenue associated with installing the product is generally inconsequential to the total revenue stream. The Company recognizes revenue for the total sales price and accrues the cost of installing the product based on the Company's historical installation costs. The terms of sale are generally on a purchase order basis and as such do not contain formal product acceptance clauses. On certain large orders, usually in the newspaper equipment market, a separately negotiated contract is used to establish the terms of sale. In such cases, the Company recognizes revenue only after all acceptance criteria, if any, have been satisfied.

     Occasionally, the Company may use distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment and risk of loss has passed to the ultimate customer, who then becomes obligated to pay with no right of return. Otherwise, the equipment is reported as a part of the Company's inventory on consignment and no revenue is reported.

     RESEARCH AND DEVELOPMENT AND ENGINEERING. Research, development and engineering costs are expensed as incurred.

     NET INCOME (LOSS) PER SHARE. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted income (loss) per share includes 0 (zero), 0
(zero) and 347,000 shares, for each of the fiscal years ended June 30, 2001, 2000 and 1999, respectively, which represent potentially dilutive securities. These primarily include outstanding options to purchase the Company's common stock. Outstanding options to purchase 1,361,000 shares, 1,366,000 shares and 932,000 shares of the Company's stock, for the fiscal years ended June 30, 2001, 2000 and 1999, respectively, are not included in the above calculation to compute diluted income (loss) per share as they have an anti-dilutive effect.

     COMPREHENSIVE INCOME (LOSS). As shown in the Statement of Changes in Shareholders' Equity, comprehensive income (loss) is a measure of net income
(loss) and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") which applies to all business combinations initiated after June 30, 2001. The provisions of this statement require business combinations to be accounted for using the purchase method of accounting. Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other

                        BALDWIN TECHNOLOGY COMPANY, INC.

Intangible Assets", ("SFAS 142"). Under SFAS 142, goodwill from acquisitions occurring after June 30, 2001 will not be amortized, and for goodwill existing prior to June 30, 2001, the Company has adopted the non-amortization provisions of the statement on July 1, 2001. Goodwill for which the nonamortization provisions are applied will be required to be reviewed for impairment at least on an annual basis. The initial impairment analysis is required to be completed by the Company by December 31, 2001. Any impairment that is found to exist at adoption will be reflected as a cumulative effect of an accounting change. Thereafter, impairment charges will be charged to operations. SFAS 142 requires that, upon adoption, goodwill and certain intangible assets be reviewed for classification and useful life. For the fiscal year ended June 30, 2001, goodwill amortization reduced operating income and net income by approximately $973,000, of which, approximately $458,000 related to the RHG and POD businesses. The Company expects that, aside from the nonamortization of goodwill on a prospective basis, the effect upon adoption of SFAS 142 will be immaterial.

     In August 2001, the Financial Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under current accounting principles.

     RECLASSIFICATIONS. Certain prior year items have been reclassified to conform to the current year's presentation.

NOTE 3 -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("OCI") is comprised of various items which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Prior to December 31, 2000, OCI has been reported on the Statement of Financial Position, and the Statement of Changes in Shareholders' Equity, using accounts for cumulative translation adjustment and net unrealized gains and losses on investments. These two accounts are now being combined and shown together as one item in both of the above statements along with the amounts reported in OCI for the effect of the adoption of SFAS 133.

     Accumulated other comprehensive income (loss) consists of the following:

                                                            JUNE 30,     JUNE 30,
                                                              2001         2000
                                                           -----------   ---------
Cumulative translation adjustment........................  $(6,032,000)  $(380,000)
Unrealized (loss) gain on investments, net of deferred
  taxes of $3,000 ($15,000 at June 30, 2000).............       (3,000)     23,000
Unrealized loss on forward contracts.....................     (299,000)          0
                                                           -----------   ---------
                                                           $(6,334,000)  $(357,000)
                                                           ===========   =========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     At June 30, 2001, $961,000 of a cumulative translation adjustment related to the foreign operations of the RHG held for disposal was reclassified and reflected as part of the overall impairment charge. (See Note 8).

NOTE 4 -- PROVISION FOR LOSS ON THE DISPOSITION OF PRE-PRESS OPERATIONS:

     In June 1997, the Company sold all of the outstanding shares of its former Pre-Press Operations ("PPO") to Kaber Imaging, Inc. ("Kaber" or "Buyer"). The Company recorded a loss on this disposition in the amount of $42,407,000 in the fiscal year ended June 30, 1997. When the Company acquired the PPO, in July 1991, the Company assumed the existing guarantees that were being provided by the previous owner. The guarantees consisted of two parts: 1.) a guarantee to Forsakring Pensiongaranti ("FPG"), a Swedish pension obligation surety bond firm, in the form of a guarantee bond covering the quasi Swedish government retirement plan, and 2.) a direct guarantee to a group of individual employees who were members of a separate plan. The assumption of the pension obligations was unconditional.

     The Company's initial purchase of the PPO in June 1992, included a liability for an unfunded pension obligation of approximately $4,309,000. This obligation was adjusted annually in accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions", until the PPO was sold in June 1997.

     The purchase and sale agreement for the sale of the PPO to Kaber, in June, 1997 included provisions for the Buyer to assume all pension liabilities related to the PPO, to use their best efforts to gain the release of the Company from the guarantees and to reimburse the Company for any and all costs incurred by the Company associated with the guarantees. The provisions and liabilities for both the plan covered by the FPG surety bond and the group plan for the individual retirees were assumed by the Buyer and resulted in no curtailment of either plan. At the time that the PPO was sold to Kaber, management conducted due diligence of Kaber and their financial backers and believed that they had the financial ability to satisfy these guarantees.

     Subsequent to the sale of the PPO, Kaber and their related domestic subsidiaries filed for protection in the United States under Chapter 11 of the bankruptcy code in February 1999 which caused similar filings in Kaber's foreign subsidiaries including Sweden. During the period of July 1997 through February 1999, Kaber failed to gain the release of the Company from the guarantees which remained in place. In March, 1999, the Company was contacted by FPG, the surety bond holder, to fulfill the Company's guarantee of the pension obligation. Neither Kaber, nor their Swedish subsidiaries, which were in liquidation, possessed the financial capability to fulfill its obligation. Based on the demands from FPG, and representatives of the members of the separate plan and Kaber's bankruptcy, the Company recognized a liability for the estimated amount of these obligations in its financial results by establishing a reserve of $2,400,000 in the third quarter of fiscal year ended June 30, 1999. To date, the Company has made payments to FPG in the amount of $1,567,000. The Company further reduced the reserve by $472,000 to $361,000, during fiscal 2001, the estimated liability at June 30, 2001 based upon recent negotiations with remaining former employees.

NOTE 5 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

     During March 2000, the Company entered into a restructuring plan that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the

                        BALDWIN TECHNOLOGY COMPANY, INC.

United States. Accordingly, the Company recorded restructuring charges in the amount of $2,277,000 and $5,664,000 for the fiscal years ended June 30, 2001 and 2000, respectively. These charges are expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industries. Prior to the restructuring program, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have administration, sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Products that were previously being produced at multiple facilities are being consolidated with similar product lines at existing facilities. Management believes that the nature and scope of these restructuring activities will be sufficient to restore the Company's profitability and cash flow from operations. The following tables detail the components of the restructuring charges and the remaining reserve balances as of June 30, 2001 and 2000.

     Activity in the fiscal year ended June 30, 2000 is as follows:

                                                CHARGES                 REMAINING
                                     INITIAL    AGAINST      ASSET       RESERVE
                                     RESERVE   IMPAIRMENT   RESERVE   JUNE 30, 2000
                                     -------   ----------   -------   -------------
                                                     (IN THOUSANDS)
Severance..........................  $3,399      $(513)                  $2,886
Facility lease termination costs...   1,169        (37)                   1,132
Asset impairment...................     509                   (509)           0
Other costs........................     587        (87)                     500
                                     ------      -----       -----       ------
Total program......................  $5,664      $(637)      $(509)      $4,518
                                     ======      =====       =====       ======

     Activity in the fiscal year ended June 30, 2001 is as follows:

                                 REMAINING      ADDITIONAL     CHARGES     REMAINING
                                  RESERVE      RESTRUCTURING   AGAINST      RESERVE
                               JUNE 30, 2000     CHARGES*      RESERVE   JUNE 30, 2001
                               -------------   -------------   -------   -------------
                                                   (IN THOUSANDS)
Severance....................     $2,886          $  801       $ (198)      $3,489
Facility lease termination
  costs......................      1,132           1,378         (332)       2,178
Other costs..................        500              98         (598)           0
                                  ------          ------       -------      ------
Total program................     $4,518          $2,277       $(1,128)     $5,667
                                  ======          ======       =======      ======

---------------------

* Additional charges related to expanded restructuring efforts and additional facility closings.

     Severance costs will be paid through June 2002, the majority of which are expected to be paid in the second and third quarters of fiscal 2002. Facility lease termination costs will be paid through April 2006. As of June 30, 2001, $4,045,000 is included in "Other accounts payable and accrued liabilities" and $1,622,000 is included in "Other long-term liabilities".

     A restructuring reserve was charged against earnings for the year ended June 30, 1999 in the amount of $870,000. The reserve was established to accrue the costs associated with planned workforce reductions at the Company's German and Japanese operations, and certain costs associated with a

                        BALDWIN TECHNOLOGY COMPANY, INC.

scheduled plant closing in the Americas. As of June 30, 2000, $870,000 had been charged against this reserve.

NOTE 6 -- BUSINESS SEGMENT INFORMATION:

     Operating segments are defined as material components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

     For the year ended June 30, 2001, the Company has two reportable operating segments, the Graphic Products and Controls Group ("GPC"), and the Material Handling Group ("MHG"). The GPC segment includes products such as cleaning systems, water systems and other equipment designed to enhance the quality of printed material and improve productivity. The MHG segment includes products which handle the materials supplied to the press, and automates the handling of the finished printed material. A significant portion of the MHG is comprised of the Roll Handling Group ("RHG") product line. This product line and the associated businesses were sold on September 26, 2001, and as a result, the amounts reported in the MHG will be significantly reduced in future periods. Also, on September 27, 2000, assets of the Baldwin Stobb Division ("BSD"), also a part of MHG, were sold. The all other category is comprised of the Print On-Demand Group ("POD"), which operates in the short-run digital printing market. The Company has decided to exit this business in the near future. See
Note 8 for a discussion of these transactions.

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

     The tables below present information about reported segments for the years ended June 30, 2001, 2000, and 1999 (in thousands):

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
NET SALES:                                                    --------   --------   --------
  Graphic Products and Controls Group.......................  $133,243   $142,722   $153,128
  Material Handling Group...................................    51,091     58,631     79,453
  All other.................................................       852        636      1,900
                                                              --------   --------   --------
Total segments..............................................   185,186    201,989    234,481
Inter-segment sales.........................................    (1,571)    (3,387)    (1,710)
                                                              --------   --------   --------
           Total Net Sales..................................  $183,615   $198,602   $232,771
                                                              ========   ========   ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
OPERATING (LOSS) INCOME: (A)                                  --------   --------   --------
  Graphic Products and Controls Group.......................  $  1,744   $  8,509   $ 14,219
  Material Handling Group...................................   (12,235)    (2,164)     4,640
  All other.................................................    (1,278)      (289)       144
                                                              --------   --------   --------
Total segments..............................................   (11,769)     6,056     19,003
Corporate...................................................    (9,293)    (8,419)    (7,800)
Provision for loss on disposal of pre-press operations......       472                (2,400)
                                                              --------   --------   --------
Total operating (loss) income...............................   (20,590)    (2,363)     8,803
Interest expense, net.......................................    (1,723)    (1,489)    (1,848)
Other income, net (b).......................................     4,839      3,013      3,184
                                                              --------   --------   --------
           (Loss) income before income taxes................  $(17,474)  $   (839)  $ 10,139
                                                              ========   ========   ========

                                                                       AT JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
IDENTIFIABLE ASSETS:                                          --------   --------   --------
  Graphic Products and Controls Group.......................  $ 85,021   $ 92,285   $ 85,861
  Material Handling Group...................................    25,572     45,526     51,145
  All other.................................................       143      1,150      1,091
                                                              --------   --------   --------
Total segments..............................................   110,736    138,961    138,097
Corporate...................................................    23,154     21,074     21,258
                                                              --------   --------   --------
           Total identifiable assets........................  $133,890   $160,035   $159,355
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
CAPITAL EXPENDITURES:                                         --------   --------   --------
  Graphic Products and Controls Group.......................  $  1,726   $  1,286   $  1,710
  Material Handling Group...................................       753      1,867      1,071
  All other.................................................         3                    11
                                                              --------   --------   --------
Total segments..............................................     2,482      3,153      2,792
Corporate...................................................       346        183         62
                                                              --------   --------   --------
           Total capital expenditures.......................  $  2,828   $  3,336   $  2,854
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
DEPRECIATION AND AMORTIZATION:                                --------   --------   --------
  Graphic Products and Controls Group.......................  $  1,601   $  1,578   $  1,733
  Material Handling Group...................................     1,345      1,968      2,021
  All other.................................................        32         25         26
                                                              --------   --------   --------
Total segments..............................................     2,978      3,571      3,780
Corporate and eliminations..................................       323        187       (118)
                                                              --------   --------   --------
           Total depreciation and amortization..............  $  3,301   $  3,758   $  3,662
                                                              ========   ========   ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
GEOGRAPHIC INFORMATION:                                       --------   --------   --------
  Sales by major country:
  United States.............................................  $ 62,728   $ 74,655   $102,566
  Japan.....................................................    50,639     54,016     52,633
  Germany...................................................    28,639     29,281     36,368
  Sweden....................................................    25,905     23,989     23,075
  All other -- foreign......................................    15,704     16,661     18,129
                                                              --------   --------   --------
           Total sales by major country.....................  $183,615   $198,602   $232,771
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
LONG-LIVED ASSETS BY MAJOR COUNTRY:                           --------   --------   --------
  United States.............................................  $ 10,762   $ 22,988   $ 24,813
  Japan.....................................................     4,596      5,565      5,017
  Germany...................................................     2,980      3,243      3,570
  Sweden....................................................     1,865      7,190      6,488
  All other -- foreign......................................     2,089      2,312      2,849
                                                              --------   --------   --------
           Total long-lived assets by major country.........  $ 22,292   $ 41,298   $ 42,737
                                                              ========   ========   ========

---------------------
(a) Operating (loss) income reported for the segments has been reduced by the following special charges:

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                   2001        2000        1999
RESTRUCTURING CHARGES:                           --------    --------    --------
  Graphic Products and Controls Group..........  $  1,933    $  3,077    $    845
  Material Handling Group......................       300       2,378
  All other....................................
                                                 --------    --------    --------
Total segments.................................     2,233       5,455         845
Corporate......................................        44         209          25
                                                 --------    --------    --------
           Total restructuring charges.........  $  2,277    $  5,664    $    870
                                                 ========    ========    ========

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                   2001        2000        1999
IMPAIRMENT CHARGES:                              --------    --------    --------
  Material Handling Group......................  $ 14,831    $      0    $      0
  All other....................................       687           0           0
                                                 --------    --------    --------
           Total asset impairment charges......  $ 15,518    $      0    $      0
                                                 ========    ========    ========

                                                   FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------
BAD DEBT CHARGE RELATED TO ONE                     2001        2000        1999
MAJOR OEM CUSTOMER:                              --------    --------    --------
Material Handling Group........................  $    536    $  1,100    $      0
                                                 --------    --------    --------
           Total bad debt charge...............  $    536    $  1,100    $      0
                                                 ========    ========    ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Two customers, principally of the RHG, accounted for approximately 23% of the Company's net sales for the fiscal year ended June 30, 2001. One of these customers, Goss Graphic Systems, Inc. ("Goss"), which accounted for approximately 11% of the Company's net sales for the fiscal year ended June 30, 2001, filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the United States bankruptcy court, for which the Company recognized a $536,000 bad debt charge.

(b) Other income (expense) is comprised of the following items:

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
OTHER INCOME (EXPENSE):                                       --------   --------   --------
Royalty income, net.........................................   $3,899     $3,111     $3,468
Other income (expense), net.................................      940        (98)      (284)
                                                               ------     ------     ------
           Total other income, net..........................   $4,839     $3,013     $3,184
                                                               ======     ======     ======

     Other income of $940,000 in the fiscal year ended June 30, 2001 consists primarily of a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit, a $345,000 pre-tax gain on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133, and an $831,000 pre-tax loss on the sale of BSD.

NOTE 7 -- DERIVATIVES:

     The Company adopted the provisions of SFAS 133 effective July 1, 2000. During the fiscal year ended June 30, 2001, the Company had currency futures contracts and an interest rate swap agreement that qualified as cash flow hedges; accordingly, the gain or loss was recorded in OCI and will be recognized in income when the hedged item affects earnings. In April 2001, the Company entered into an interest rate swap agreement. The effect of this agreement is to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98%. Included in interest expense for the fiscal year ended June 30, 2001 is $19,000 associated with this interest rate swap.

     Hedging ineffectiveness, determined in accordance with SFAS 133 had no material impact on earnings for the fiscal year ended June 30, 2001. At July 1, 2000, the Company had a derivative that did not qualify as a hedge pursuant to SFAS 133. A $345,000 pre-tax gain was recorded in other income in the first quarter of the fiscal year ended June 30, 2001 related to this derivative instrument. The effect on earnings of the Company's other derivative financial instruments is not material for the fiscal year ended June 30, 2001.

     Unrealized net gains (losses) included in OCI are as follows:

                                                     JUNE 30, 2001
                                                     -------------
Balance at beginning of year.......................    $       0
Additional gains (losses), net.....................     (351,000)
Amounts reclassified to earnings, net..............       52,000
                                                       ---------
Balance at end of year.............................    $(299,000)
                                                       =========

     The entire unrealized loss of $299,000 at June 30, 2001, is expected to be reclassified against earnings during the next twelve months. The currency futures contracts expire at various times through June 28, 2002 while the interest rate swap agreement expires on October 30, 2002.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 8 -- SALE OF BUSINESSES AND IMPAIRMENT CHARGES:

     During the fourth quarter of fiscal 2001, the Company committed to a plan to dispose of the RHG. On September 26, 2001, the Company sold substantially all of the assets of its RHG. The consideration received for the transaction, subject to certain post-closing adjustments, amounted to approximately $6,800,000. The Company received $1,808,000 at closing and $4,992,000 in October 2001. Accordingly, during the fourth quarter of fiscal 2001, the Company recorded an impairment charge of approximately $14,831,000 relating primarily to the write-off of goodwill and certain assets of the RHG, including $961,000 of cumulative translation adjustments related to the foreign operations of the RHG, which were reclassified and reflected as part of the impairment charge. The RHG is included in the Material Handling Group segment and the impairment charge is included in "restructuring and other charges" on the accompanying statement of income.

     Net assets held for disposal related to RHG are included in the following categories as of June 30, 2001.

Cash........................................................  $    74,000
Accounts receivable, net of allowance of $12,000............    7,124,000
Inventory...................................................    5,992,000
Prepaid expenses and other current assets...................      690,000
Accounts payable............................................   (2,832,000)
Accrued salaries, commissions, bonus and profit-sharing.....     (812,000)
Customer deposits...........................................   (1,691,000)
Accrued and withheld taxes..................................     (386,000)
Income taxes payable........................................      (64,000)
Other accounts payable and accrued liabilities..............   (1,361,000)
                                                              -----------
Net assets held for disposal as of June 30, 2001............  $ 6,734,000
                                                              -----------

     Not included in the above net assets are $11,192,000 of goodwill, $989,000 of patents and $1,549,000 of property, plant and equipment, which were written-off as of June 30, 2001. These assets are considered impaired as the carrying value of these assets will not be recovered as a result of the sale of the RHG.

     Also during the fourth quarter of fiscal 2001, the Company decided to exit the POD business, which resulted in the write-off of $687,000 of goodwill, which is included as part of the impairment charge. The remaining assets of POD are not material.

     On September 27, 2000, the Company sold substantially all of the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the management of BSD. The consideration received for the transaction, subject to certain post-closing adjustments, was the sum of (i) $6,750,000; minus (ii) all payments received (net of disbursements paid) on behalf of BSD for the period July 1, 2000 through September 27, 2000 amounting to $2,155,000; plus (iii) $175,000 in consideration for income tax obligations to be received at a later date. The total consideration received by the Company included 307,000 shares of the Company's Class A Common Stock valued at the average fair market price of the Company's Class A Common Stock for the ten days immediately prior to closing ($1.9875 per share). The Company recorded a pre-tax loss of $831,000 including associated disposition costs, as a result of this transaction, which is included in other expense.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Excluding the impairment charges, net sales and operating income (loss) of RHG, POD and BSD combined, were as follows for the years ended June 30:

                                             2001           2000           1999
                                          -----------    -----------    -----------
Net sales...............................  $40,623,000    $47,890,000    $68,314,000
Operating income (loss).................  $   499,000    $(4,579,000)   $ 2,226,000

NOTE 9 -- INVENTORIES:

     Inventories consist of the following:

                                                        JUNE 30, 2001
                                          -----------------------------------------
                                           DOMESTIC        FOREIGN         TOTAL
                                          -----------    -----------    -----------
Raw materials...........................  $ 8,697,000    $10,104,000    $18,801,000
In process..............................    1,506,000      5,691,000      7,197,000
Finished goods..........................    3,637,000      3,416,000      7,053,000
                                          -----------    -----------    -----------
                                          $13,840,000    $19,211,000    $33,051,000
                                          ===========    ===========    ===========

                                                        JUNE 30, 2000
                                          -----------------------------------------
                                           DOMESTIC        FOREIGN         TOTAL
                                          -----------    -----------    -----------
Raw materials...........................  $ 9,787,000    $ 9,772,000    $19,559,000
In process..............................    4,103,000      5,530,000      9,633,000
Finished goods..........................    4,518,000      3,644,000      8,162,000
                                          -----------    -----------    -----------
                                          $18,408,000    $18,946,000    $37,354,000
                                          ===========    ===========    ===========

     Foreign inventories decreased by $3,240,000 (decreased by $164,000 in 2000) due to translation rates in effect at June 30, 2001 when compared to rates in effect at June 30, 2000.

NOTE 10 -- LOANS PAYABLE:

                                                             RATE           AMOUNT
                                                        ---------------   ----------
LOANS PAYABLE AT JUNE 30, 2001:
Foreign subsidiaries..................................   2.88% (average)  $3,529,000
                                                                          ==========
LOANS PAYABLE AT JUNE 30, 2000:
Foreign subsidiaries..................................   3.63% (average)  $4,801,000
                                                                          ==========

     The maximum amount of loans payable outstanding during the year ended June 30, 2001 was $8,067,000 ($6,928,000 in 2000). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. Loans payable decreased by $574,000 (decreased by $214,000 in 2000), due to translation rates in effect at June 30, 2001 when compared to rates in effect at June 30, 2000.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 11 -- LONG-TERM DEBT:

                                              JUNE 30, 2001              JUNE 30, 2000
                                         ------------------------   ------------------------
                                           CURRENT     LONG-TERM     CURRENT      LONG-TERM
                                         -----------   ----------   ----------   -----------
Revolving Credit Facility due October
  2003, interest rate 6.75%............  $ 2,250,000   $            $        0   $         0
Revolving Credit Facility due October
  2003, interest rates 2.25% over LIBOR
  ranging from 6.00% to 7.06%..........    8,100,000   7,400,000             0             0
Notes payable in equal annual
  installments through October 2000,
  interest rate 8.17%..................            0                 6,250,000             0
Note payable September 2001, interest
  rate 9.50%...........................            0           0             0     4,500,000
Note payable September 2001, interest
  rate (2.125% over LIBOR) 7.69%.......            0           0             0     3,000,000
Note payable September 2001, interest
  rate (2.125% over LIBOR) 5.20%.......            0           0             0     2,929,000
Note payable by foreign subsidiary
  through 2008, interest rate 5.70%....       83,000     518,000       102,000       743,000
Note payable by foreign subsidiary
  through April 2001, interest rate
  3.50%................................            0           0        24,000             0
Note payable by foreign subsidiary
  through February 2020, interest rate
  4.75%................................       28,000     488,000        34,000       637,000
Notes payable by foreign subsidiary
  through December 2001, interest rate
  4.75%................................       12,000           0        30,000        15,000
Notes payable by foreign subsidiary
  through February 2002, interest rate
  4.90%................................       40,000           0        64,000        41,000
Notes payable by foreign subsidiary
  through February 2004, interest rate
  5.50%................................       18,000      22,000        10,000        17,000
Note payable by foreign subsidiary
  through February 2004, interest rate
  6.75%................................            0           0         1,000             0
                                         -----------   ----------   ----------   -----------
                                         $10,531,000   $8,428,000   $6,515,000   $11,882,000
                                         ===========   ==========   ==========   ===========

     On October 31, 2000, the Company entered into a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which matures on October 31, 2003. The Credit Facility consists of a $25,000,000 Revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). At June 30, 2001, the Company had available lines of credit of $35,563,000 of which $21,279,000 had been drawn. At June 30, 2001, the Company has outstanding borrowings of $17,750,000 under the Revolver, but has no outstanding borrowings under the Acquisition Line. Only the Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the years ended June 30, 2001, 2000 and 1999 were $47,000, $44,000 and $41,000, respectively. The Credit Facility includes certain restrictions which limit the incurrence of debt and prohibit dividend payments, among other things.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The Credit Facility is collateralized by a pledge of the capital stock of the Company's subsidiaries and requires the Company to maintain certain financial covenants. These covenants include a leverage ratio, an interest coverage ratio and minimum net worth requirements (as those terms are defined in the credit agreement). During the quarters ended June 30, and September 30, 2001, the Company did not meet these three covenants and on October 15, 2001 received an irrevocable commitment letter from the Banks to amend the Credit Facility and waive the covenant violations. The commitment letter also provides for a new borrowing structure which will enable the Company to borrow a percentage of eligible domestic accounts receivable, domestic inventory, the appraised value of the Company's Emporia, Kansas facility, the net book value of domestic machinery and equipment and certain historic royalty streams, as defined (collectively the "Borrowing Base") up to a maximum of $21,000,000. The commitment letter also provides that $6,000,000 (less outstanding letters of Credit) may be borrowed in addition to the amounts available under the Borrowing Base. Interest is charged at LIBOR plus 3.25% or at an alternative base rate, as defined, plus 1%. Additionally, there is an unused commitment fee of 0.5%. The commitment letter provides for borrowings through October 1, 2002 and requires that a minimum tangible net worth covenant be met, beginning with the quarter ending December 31, 2001. The commitment letter also requires minimum operating income covenants of $250,000 for the quarter ending December 31, 2001, $1,250,000 for the quarter ending March 31, 2002 and $1,750,000 for the quarter ending June 30, 2002. Based on management's estimates, the Company's eligible Borrowing Base through June 30, 2002, plus the additional $6,000,000 will total approximately $19,000,000. In accordance with the terms of the commitment letter, the Company is presently able to classify $7,400,000 of the amounts outstanding at June 30, 2001 under the Credit Facility as long-term. The remaining $10,350,000 has been classified as current, of which $2,000,000 has subsequently been repaid and management believes approximately $8,100,000 will be able to be classified as long-term once certain terms of the amended credit facility are finalized.

     The ability to achieve the covenants depends in part on management's successful execution of its restructuring plan as discussed in Note 5, and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. Accordingly, if the covenants are not met, amounts outstanding under the commitment letter would become payable on demand. Management believes that alternative sources of financing are available to refinance the existing facilities on a long-term basis. However, if the loans become due on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

     On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this interest rate swap agreement did not have a material impact on the Company's financial position or results of operations for the fiscal year ended June 30, 2001.

     Notes payable, denominated in currencies other than the U.S. dollar, decreased by $274,000 (decreased by $307,000 in 2000), due to translation rates in effect at June 30, 2001 when compared to translation rates in effect at June 30, 2000. The foreign note due through 2008, with an interest rate of 5.00%, is collateralized by buildings as outlined in the indenture relating to this note.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Maturities of long-term debt in each fiscal year ending after June 30, 2001 are as follows:

FISCAL YEAR ENDING JUNE 30,
---------------------------
2002........................................................   $   181,000
2003........................................................       129,000
2004........................................................    17,865,000
2005........................................................       111,000
2006........................................................       111,000
2007 thereafter.............................................       562,000
                                                               -----------
                                                               $18,959,000
                                                               ===========

NOTE 12 -- TAXES ON INCOME:

     (Loss) income before income taxes and the (benefit) provision for income taxes are comprised of:

                                                    FOR THE YEARS ENDED JUNE 30,
                                              ----------------------------------------
                                                  2001          2000          1999
                                              ------------   -----------   -----------
(Loss) income before income taxes:
     Domestic...............................  $(20,618,000)  $(7,878,000)  $ 7,379,000
     Foreign................................     3,144,000     7,039,000     2,760,000
                                              ------------   -----------   -----------
                                              $(17,474,000)  $  (839,000)  $10,139,000
                                              ============   ===========   ===========
(Benefit) provision for income taxes:
  Currently payable:
     Domestic...............................  $  1,068,000   $(2,119,000)  $ 2,652,000
     Foreign................................     1,825,000     2,171,000     1,538,000
                                              ------------   -----------   -----------
                                                 2,893,000        52,000     4,190,000
                                              ------------   -----------   -----------
  Deferred:
     Domestic...............................    (2,582,000)   (1,961,000)           --
     Foreign................................       387,000    (3,766,000)      324,000
                                              ------------   -----------   -----------
                                                (2,195,000)   (5,727,000)      324,000
                                              ------------   -----------   -----------
           Total income tax provision
              (benefit).....................  $    698,000   $(5,675,000)  $ 4,514,000
                                              ============   ===========   ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows:

                                                                     JUNE 30,
                                -----------------------------------------------------------------------------------
                                                  2001                                       2000
                                ----------------------------------------   ----------------------------------------
                                  ASSETS      LIABILITIES      TOTAL         ASSETS      LIABILITIES      TOTAL
                                -----------   -----------   ------------   -----------   -----------   ------------
Foreign tax credit
  carryforwards...............  $ 2,956,000                                $ 3,017,000
Foreign net operating loss
  carryforwards...............   14,970,000                                 18,464,000
Domestic net operating loss
  carryforwards...............    3,431,000                                          0
Capital loss carryforwards....    3,877,000                                  3,739,000
Inventories...................    1,959,000                                  2,138,000
Pension.......................    1,176,000                                  1,514,000
Restructuring.................    2,123,000                                  1,730,000
Other, individually less than
  5%..........................    2,749,000    $781,000                      2,456,000    $824,000
                                -----------    --------                    -----------    --------
Net Deferred Tax Asset and
  Liability...................  $33,241,000    $781,000     $ 32,460,000   $33,058,000    $824,000     $ 32,234,000
                                ===========    ========     ============   ===========    ========     ============
Valuation Allowance...........                               (16,714,000)                               (17,356,000)
                                                            ------------                               ------------
    Total Net Deferred Tax
      Assets..................                              $ 15,746,000                               $ 14,878,000
                                                            ============                               ============

     At June 30, 2001, net operating loss carryforwards of $53,537,000 and $7,368,000, respectively, are available to reduce future foreign and domestic taxable income. The foreign net operating loss carry-forwards ("NOL's") have an indefinite carry-forward period, while the domestic NOL's expire in 2021. In addition, the Company also has $1,408,000 in domestic net operating loss carryforwards subject to separate return limitation year rules ("SRLY"). In addition, as of June 30, 2001, the Company has capital loss carry-forwards available in the amount of $11,473,000, $10,878,000 of which is domestic and expires at various dates through 2004 and the remainder in England, which has an indefinite carry-forward period.

     The Company establishes valuation allowances in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". The Company had reduced a previously recorded valuation allowance in fiscal 2000. This reduction relates primarily to foreign NOL carry-forwards previously expected to expire unutilized. In fiscal 2001, the valuation allowance was increased for capital loss and foreign tax credit carry-forwards that are more likely than not expected to expire unused, and decreased due to exchange rate changes.

     The Company has not had to provide for income taxes on $14,642,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to reinvest those earnings. In the event that earnings are remitted, the tax effect on the results of operations after considering available tax credits and tax planning strategies are not expected to be significant.

     The total income tax (benefit) provision exceeded the computed "expected" (benefit) provision (determined by applying the United States Federal statutory income tax rate of 34% to (loss) income

                        BALDWIN TECHNOLOGY COMPANY, INC.

before income taxes) by $6,639,000, $(5,390,000) and $1,067,000 for the years ended June 30, 2001, 2000 and 1999, respectively. The reasons for the difference are as follows:

                                                    FOR THE YEARS ENDED JUNE 30,
                                               ---------------------------------------
                                                  2001          2000          1999
                                               -----------   -----------   -----------
Computed "expected" tax (benefit)
  provision..................................  $(5,941,000)  $  (285,000)  $ 3,447,000
State income taxes, net of federal income tax
  Benefit....................................     (295,000)     (329,000)      332,000
Foreign income taxed at higher (lower) than
  the U.S. statutory rate....................    1,966,000      (495,000)     (441,000)
Change in deferred tax asset valuation
  allowance..................................      623,000    (4,649,000)           --
Non-deductible goodwill......................    3,735,000       191,000       196,000
Pre-press divestiture........................      160,000            --       816,000
Other reconciling items......................      450,000      (108,000)      164,000
                                               -----------   -----------   -----------
           Total income tax provision
              (benefit)......................  $   698,000   $(5,675,000)  $ 4,514,000
                                               ===========   ===========   ===========

NOTE 13 -- COMMON STOCK:

     The holders of the Company's Class A Common Stock ("Class A"), voting as a separate class, are entitled to elect 25% of the members of the Company's Board of Directors. Holders of Class B Common Stock ("Class B") voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Annual Meeting, the holders of Class A, voting as a separate class, continue to elect a number of Directors equal to 25% of the total number of Directors constituting the entire Board of Directors and the remaining directors are elected by the holders of both classes of Common Stock, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of June 30, 2001, the number of outstanding shares of Class B constituted 12.3% (12.0% in 2000) of the total number of outstanding shares of both classes of Common Stock.

     Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend on shares of Class B.

     In November 1998, the Company's stock repurchase program was increased from $10,000,000 to $15,000,000 of Class A and 500,000 shares of Class B. In August 1999, the Company's stock repurchase program, under which the Company had spent $13,015,000 to date to repurchase 2,821,656 shares of Class A and 164,117 shares of Class B, was terminated.

     In October 1999, the Company repurchased 400,000 shares of Class A. In addition, in November 1999, the Company initiated a new stock repurchase program. Under the new program, the Company is authorized to utilize up to $5,000,000 to repurchase Class A. As of June 30, 2001, 771,800 shares of Class A and 25,000 shares of Class B had been repurchased for $1,746,000, of which $1,683,000 was used to purchase Class A and $63,000 was used to purchase Class B under the new program.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 14 -- STOCK OPTIONS:

     The 1986 Stock Option Plan, as amended and restated (the "1986 Plan"), allowed for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem Stock Appreciation Rights ("SARS") for up to a total of 2,220,000 and 590,000 shares of Class A and Class B, respectively. Options to purchase shares of Class B were granted at a price per share of no less than 125% of the fair market value of a share of Class A on the date of grant. All options become exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants. On October 14, 1996, the 1986 Plan terminated.

     The 1990 Directors' Stock Option Plan (the "1990 Plan") provides for the granting, at fair market value on the date of grant, of up to 100,000 shares of Class A and Class B as non-qualified stock options to members of the Company's Board of Directors who are not employees ("Eligible Directors") of the Company or any of its subsidiaries. Grants are made on the third business day subsequent to each Annual Meeting of Stockholders, including the 1990 meeting, to each Eligible Director for 1,000 shares of Class A and Class B in proportion to the number of shares of each such class then outstanding. Options to purchase shares of Class B are granted at a price per share of no less than 125% of the fair market value of a share of Class A on the date of grant. Restrictions under the 1990 Plan are similar to those under the 1986 Plan except with regard to the exercise date, which is twelve months after the date of grant, and termination of options, which is generally nine months after termination of service as a director. The 1990 Plan was terminated on November 12, 1998 in connection with the approval of the 1998 Non-Employee Directors' Stock Option Plan (the "1998 Plan"), provided however, that outstanding options under the 1990 Plan will continue to be subject to the terms thereof.

     The 1996 Stock Option Plan (the "1996 Plan") allows for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem SARS. Grants from the 1996 Plan are limited to a maximum outstanding total of 875,000 and 125,000 shares of Class A and Class B, respectively, at all times. Options to purchase shares of Class B are granted at a price per share of no less than 125% of the fair market value of a share of Class A on the date of grant. Restrictions under the 1996 Plan are similar to those under the 1986 Plan with regard to the exercise and termination of options. Canceled shares become available for future grants.

     The 1998 Non-Employee Directors' Stock Option Plan (the "1998 Plan") provides for the issuance of options to purchase up to an aggregate of 250,000 shares of Class A to non-employee Directors of the Company. Under the 1998 Plan, each year, each eligible Director receives a grant of options to purchase 3,000 shares of Class A. The options are granted at the fair market value on the date of grant, and vest one-third per year on each succeeding anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                 THE 1986 PLAN                                     THE 1990 PLAN
                                ------------------------------------------------   ----------------------------------------------
                                                                     WEIGHTED                                         WEIGHTED
                                                                      AVERAGE                                          AVERAGE
                                                                       PRICE                                            PRICE
                                                        OPTION     -------------                         OPTION     -------------
                                 CLASS A    CLASS B   PRICE RANGE    A       B     CLASS A   CLASS B   PRICE RANGE    A       B
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Outstanding at June 30,
 1998.........................  1,274,000   490,000   $3.00-$9.84  $4.46   $6.47    24,070     3,286   $2.56-$6.88  $4.48   $5.57
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Granted.......................
Canceled......................    (82,002)            $3.00-$5.63  $4.14
Exercised.....................    (27,166)            $3.00-$5.50  $4.87
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Outstanding at June 30,
 1999.........................  1,164,832   490,000   $3.00-$9.84  $4.47   $6.47    24,070     3,286   $2.56-$6.88  $4.48   $5.57
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Granted.......................
Canceled......................   (215,165)  (90,000)  $3.00-$8.13  $4.46   $5.89
Exercised.....................
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Outstanding at June 30,
 2000.........................    949,667   400,000   $3.00-$9.84  $4.47   $6.60    24,070     3,286   $2.56-$6.88  $4.48   $5.57
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Granted.......................
Canceled......................   (184,167)  (30,000)  $3.00-$9.84  $4.58   $8.23    (1,760)     (360)  $3.75-$4.69  $3.75   $4.69
Exercised.....................
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Outstanding at June 30,
 2001.........................    765,500   370,000   $3.00-$8.75  $4.44   $6.46    22,310     2,926   $2.56-$6.88  $4.54   $5.68
                                =========   =======   ===========  =====   =====   =======   =======   ===========  =====   =====
Exercisable at June 30,
 2001.........................    765,500   370,000   $3.00-$8.75  $4.44   $6.46    22,310     2,926   $2.56-$6.88  $4.54   $5.68
                                =========   =======   ===========  =====   =====   =======   =======   ===========  =====   =====
Available for future option
 grants at June 30, 2001......          0         0                                      0         0
                                =========   =======                                =======   =======

                                                 THE 1996 PLAN                                     THE 1998 PLAN
                                ------------------------------------------------   ----------------------------------------------
                                                                     WEIGHTED                                         WEIGHTED
                                                                      AVERAGE                                          AVERAGE
                                                                       PRICE                                            PRICE
                                                        OPTION     -------------                         OPTION     -------------
                                 CLASS A    CLASS B   PRICE RANGE    A       B     CLASS A   CLASS B   PRICE RANGE    A       B
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Outstanding at June 30,
 1998.........................    375,000         0      $3.00     $3.00   $0.00         0         0      $0.00     $0.00   $0.00
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Granted.......................    200,000                $5.50     $5.50            18,000                $5.50     $5.50
Canceled......................    (67,500)            $3.00-$5.50  $3.37
Exercised.....................
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Outstanding at June 30,
 1999.........................    507,500         0   $3.00-$5.50  $3.94   $0.00    18,000         0      $5.50     $5.50   $0.00
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Granted.......................    147,500             $2.19-$3.19  $2.60            18,000                $2.25     $2.25
Canceled......................    (85,000)            $3.60-$5.50  $4.03
Exercised.....................
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Outstanding at June 30,
 2000.........................    570,000         0   $2.19-$5.50  $3.58   $0.00    36,000         0   $2.25-$5.50  $3.88   $0.00
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Granted.......................                                                      15,000                $1.50     $1.50   $0.00
Canceled......................   (151,667)            $2.25-$5.50  $3.20
Exercised.....................
                                ---------   -------   -----------  -----   -----   -------   -------   -----------  -----   -----
Outstanding at June 30,
 2001.........................    418,333         0   $2.19-$5.50  $3.71   $0.00    51,000         0   $1.50-$5.50  $3.18   $0.00
                                =========   =======   ===========  =====   =====   =======   =======   ===========  =====   =====
Exercisable at June 30,
 2001.........................    182,500         0   $3.00-$5.50  $3.59   $0.00    18,000         0   $1.50-$5.50  $4.42   $0.00
                                =========   =======   ===========  =====   =====   =======   =======   ===========  =====   =====
Available for future option
 grants at June 30, 2001......    456,667   125,000                                199,000         0
                                =========   =======                                =======   =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2001:

                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
---------------------------------------------------------   ----------------------
                                  WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
  RANGE OF       NUMBER OF        AVERAGE        AVERAGE        OF        AVERAGE
  EXERCISE      OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
   PRICES         OPTIONS     CONTRACTUAL LIFE    PRICE       OPTIONS      PRICE
-------------   -----------   ----------------   --------   -----------   --------
$1.50 - $3.75..   610,667        6.3 years        $3.02       433,945      $3.16
$3.88 - $5.63..   682,357        3.6 years        $4.94       590,246      $4.85
$5.88 - $6.88..   222,045        3.5 years        $6.33       222,045      $6.33
$8.13 - $9.84..   115,000        1.0 years        $8.75       115,000      $8.75

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), on July 1, 1996, electing the disclosure only provisions of that statement. Accordingly, no charge for compensation has been recorded for stock based employee awards. In accordance with SFAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1995. Due to the vesting schedule of options granted under each of the stock option plans, as well as the exclusion of the fair value of options granted prior to July 1, 1995, the fair value of compensation cost calculated to disclose pro forma financial information may not be representative of that to be expected in future years. The fair value method of calculating the value of each option granted subsequent to June 30, 1995 was estimated as of the option grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to calculate the estimated fair value of the options by the pricing model for the years ended June 30, 2001, 2000 and 1999: the forfeiture rates and dividend yields were 0%
(none) and the expected lives were five years for each of the fiscal years ended June 30, 2001, 2000, and 1999, the weighted average risk free interest rates were 5.70% for 2001, 6.07% for 2000 and 5.21% for 1999, and the average volatility was 50.61% for 2001, 49.71% for 2000 and 41.44% for 1999. If the
Company had recorded compensation cost based upon the fair values as calculated above, the proforma effects on net income and earnings per share would have been as follows:

                                                    FOR THE YEARS ENDED JUNE 30,
                                               --------------------------------------
                                                   2001          2000         1999
                                               ------------   ----------   ----------
Net (loss) income as reported................  $(18,172,000)  $4,836,000   $5,625,000
Pro forma net (loss) income..................  $(18,444,000)  $4,616,000   $5,238,000
Earnings (loss) per share as reported (basic
  and diluted)...............................  $      (1.23)  $     0.31   $     0.33
Pro forma earnings (loss) per share (basic
  and diluted)...............................  $      (1.25)  $     0.29   $     0.31

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 15 -- SUPPLEMENTAL COMPENSATION:

     Subsidiaries within the Americas maintain profit sharing, savings and retirement plans. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
Baldwin Technology Corporation and Baldwin Graphic
  Systems, Inc.....................................  $205,000   $399,000   $535,000
Baldwin Kansa Corporation..........................   211,000    211,000    196,000
Baldwin Enkel Corporation..........................    61,000     99,000    129,000
                                                     --------   --------   --------
           Total expense...........................  $477,000   $709,000   $860,000
                                                     ========   ========   ========

     Company contributions to each of the above plans are discretionary and are subject to approval by their respective Boards of Directors.

     Certain subsidiaries and divisions within Europe maintain pension plans. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
Baldwin Grafotec GmbH..............................  $104,000   $159,000   $(10,000)
Baldwin Amal AB....................................   221,000    169,000    169,000
Baldwin IVT Graphics...............................    93,000     92,000     96,000
Baldwin Jimek AB...................................   157,000    174,000    184,000
Baldwin Europe Consolidated B.V. ..................         0          0     16,000
                                                     --------   --------   --------
           Total expense...........................  $575,000   $594,000   $455,000
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     -------------------------------
                                                       2001       2000       1999
                                                     --------   --------   ---------
Service Cost -- benefits earned during the Year....  $  5,000   $  5,000   $   5,000
Interest on projected benefit obligation...........    16,000     16,000      16,000
Annual return on plan assets.......................    (5,000)    (5,000)     (5,000)
Amortization of transition obligation..............    23,000     26,000      29,000
Amortization of net actuarial (gain)...............   (61,000)   (71,000)   (104,000)
                                                     --------   --------   ---------
           Net periodic pension cost...............  $(22,000)  $(29,000)  $ (59,000)
                                                     ========   ========   =========

                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Funded status (plan assets less than plan obligations)......  $(149,000)  $(154,000)
Unrecognized net (gain) from past experience different from
  changes in assumptions....................................   (141,000)   (219,000)
Unrecognized transition obligation..........................    110,000     149,000
                                                              ---------   ---------
           Accrued benefit cost.............................  $(180,000)  $(224,000)
                                                              =========   =========
WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS:
Discount rate...............................................       7.5%        7.5%
Rate of increase in compensation levels.....................       3.0%        3.0%
Expected rate of return on plan assets......................       7.0%        7.0%

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
Projected benefit obligation -- Beginning of
  year.............................................  $226,000   $218,000   $212,000
Service Cost -- benefits earned during the year....     5,000      5,000      5,000
Interest on projected benefit obligation...........    16,000     16,000     16,000
Actuarial (gain) loss..............................    (5,000)     4,000     (5,000)
Foreign currency rate changes......................   (25,000)   (17,000)   (10,000)
                                                     --------   --------   --------
           Projected benefit obligation -- End of
              year.................................  $217,000   $226,000   $218,000
                                                     ========   ========   ========

                                                         FOR THE YEARS ENDED JUNE 30,
                                                        ------------------------------
                                                          2001       2000       1999
                                                        --------   --------   --------
Fair value of plan assets -- Beginning of year........  $72,000    $75,000    $75,000
Actual return on plan assets..........................    3,000      3,000      4,000
Foreign currency rate changes.........................   (7,000)    (6,000)    (4,000)
                                                        -------    -------    -------
           Fair value of plan assets -- End of year...  $68,000    $72,000    $75,000
                                                        =======    =======    =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     There are two retirement plans within Asia Pacific. The Company's Japanese subsidiary maintains defined contribution retirement plans covering all employees, excluding directors, and a separate plan for its directors. Amounts contributed and expensed under these programs are determined based on participants' salary and length of service. The plans are fully accrued and partially funded through insurance contracts. Expenses relating to these programs were $552,000, $852,000 and $512,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $74,000, $0 (zero) and $710,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES:

     Future minimum annual lease payments under capital leases, which consist of buildings, and machinery and equipment with accumulated depreciation amounting to $590,000 at June 30, 2001 and $1,371,000 at June 30, 2000, together with the present value of the minimum lease payments are as follows at June 30, 2001:

FISCAL YEARS ENDING JUNE 30,                                  AMOUNT
----------------------------                                  -------
2002........................................................  $22,000
2003........................................................    5,000
2004........................................................    1,000
2005........................................................        0
2006........................................................        0
2007 and thereafter.........................................        0
                                                              -------
Total minimum lease payments................................   28,000
Amount representing interest................................   (6,000)
                                                              -------
           Present value of minimum lease payments..........  $22,000
                                                              =======

     At June 30, 2001 $4,000, ($5,000 at June 30, 2000) is included in "Other long-term liabilities" representing the long-term portion of the present value of minimum lease payments.

     Rental expense on operating leases amounted to approximately $4,352,000, $4,600,000 and $4,565,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2001 are as follows:

FISCAL YEARS ENDING JUNE 30,                                    AMOUNT
----------------------------                                  ----------
2002........................................................  $4,004,000
2003........................................................  $3,565,000
2004........................................................  $2,870,000
2005........................................................  $2,482,000
2006........................................................  $2,334,000
2007 and thereafter.........................................  $2,315,000

                        BALDWIN TECHNOLOGY COMPANY, INC.

     From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 17 -- RELATED PARTIES:

     On November 30, 1993, the Company entered into a loan and pledge agreement and promissory note with Gerald A. Nathe, President and Director of the Company, which was amended and restated on November 25, 1997. On March 11, 1994, the Company entered into a loan and pledge agreement and promissory note with William J. Lauricella, a former Chief Financial Officer and Treasurer of the Company. The loans were made in order to enable the Company's officers to purchase shares of Class B from non-employee shareholders. Mr. Nathe was loaned $1,817,000 to purchase 315,144 shares of the Class B and Mr. Lauricella was loaned $164,000 to purchase 25,000 shares of Class B. All of the shares purchased were pledged as collateral for the demand promissory notes and each of the notes bear interest payable on the anniversary dates at LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October.

     On February 4, 2000, Mr. Lauricella resigned as Chief Financial Officer and Treasurer of the Company. Pursuant to Mr. Lauricella's separation agreement, the Company repurchased 25,000 shares of Class B for $2.50 per share, with the resulting $63,000 used to offset the outstanding amount of the loan. In addition, the Company owed Mr. Lauricella approximately $109,000, relating to a deferred compensation agreement, which was used to further reduce such loan amount. The remaining balance of $1,000 was paid by Mr. Lauricella to the Company.

     The maximum amount of the note outstanding for Mr. Nathe, including interest, during the fiscal year ended June 30, 2001 was $1,644,000. At June 30, 2001, the balance of the note receivable for Mr. Nathe, including interest, was $1,556,000. The Company forgave an interest payment due from Mr. Nathe during the fiscal year ended June 30, 2001 in the amount of $128,000 on the above loan, and included such amount as compensation expense to Mr. Nathe.

     The maximum amounts of the notes outstanding, including interest, during the fiscal year ended June 30, 2000 were $1,599,000 and $173,000 for Mr. Nathe and Mr. Lauricella, respectively. At June 30, 2000, the balance of the note receivable, including interest, was $1,566,000 for Mr. Nathe. The Company forgave an interest payment due from Mr. Nathe during the fiscal year ended June 30, 2000 in the amount of $99,000 on the above loan, and included such amount as compensation expense to Mr. Nathe.

     On July 1, 1990, Baldwin Technology Corporation and Baldwin Graphic Systems, Inc., two subsidiaries of Baldwin Americas Corporation, entered into an agreement with Harold W. Gegenheimer, Chairman Emeritus, guaranteed by the Company, to replace various prior agreements including royalty and employment agreements, retirement plans and bonus arrangements. The agreement guarantees a compensation amount of $200,000 per year to Mr. Gegenheimer. Simultaneously, a separate agreement was entered into by the Company and Mr. Gegenheimer whereby the Company was released from certain prior agreements and agreed to pay a minimum guaranteed amount of compensation of $200,000 per year to Mr. Gegenheimer, not to exceed $350,000 per year, based on one and one-half percent (1.5%) of the Company's annual net after tax profits. The amount

                        BALDWIN TECHNOLOGY COMPANY, INC.

expensed under these two agreements was $400,000 for each of the years ended June 30, 2001, 2000 and 1999.

     On February 10, 1997, Wendell M. Smith resigned as Chairman of the Company. The Company has made deferred compensation payments to Mr. Smith in the amount of $103,000 for each of the years ended June 30, 2001, 2000 and 1999, respectively. In addition, the Company entered into a consulting agreement with Polestar Limited ("Polestar"), a corporation controlled by Mr. Smith, which provides for payments to Polestar of $60,000 per year for consulting services through 2014. The agreement was amended during the fiscal year ended June 30, 2001 to increase payments to $90,000 per year.

NOTE 18 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the fiscal years ended June 30, 2001 and 2000 are as follows (in thousands, except per share data):

                                                          QUARTER
                                       ----------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2001        FIRST(1)    SECOND(2)    THIRD(3)    FOURTH(4)
-------------------------------        --------    ---------    --------    ---------
Net sales............................  $44,960      $45,758     $47,575     $ 45,322
Costs and expenses:
  Cost of goods sold.................   30,807       32,068      33,510       33,442
  Operating expenses.................   13,737       13,160      14,057       16,101
  Restructuring and impairment
     charges.........................                                95       17,700
  Provision for loss on disposition
     of pre-press operations.........                              (472)
  Interest, net......................      357          522         553          291
Other (income), net..................     (922)      (2,128)       (739)      (1,050)
                                       -------      -------     -------     --------
Income (loss) before income taxes....      981        2,136         571      (21,162)
Provision (benefit) for income
  taxes..............................      344          966         239         (851)
                                       -------      -------     -------     --------
Net income (loss)....................  $   637      $ 1,170     $   332     $(20,311)
                                       =======      =======     =======     ========
Basic income (loss) per share........  $  0.04      $  0.08     $  0.02     $  (1.37)
                                       =======      =======     =======     ========
Diluted income (loss) per share......  $  0.04      $  0.08     $  0.02     $  (1.37)
                                       =======      =======     =======     ========
Weighted average shares outstanding:
  Basic..............................   15,019       14,723      14,709       14,787
                                       =======      =======     =======     ========
  Diluted............................   15,019       14,723      14,709       14,787
                                       =======      =======     =======     ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                          QUARTER
                                       ---------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2000         FIRST     SECOND(5)    THIRD(6)    FOURTH(7)
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
                                       =======     =======     =======      =======

---------------------
(1) The first quarter of fiscal 2001 other income included a $345,000 gain on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133 and a $650,000 pre-tax loss on the sale of BSD. See Notes 7 and 8 -- Notes to Consolidated Financial Statements and "Management's Discussions and Analysis of Financial Condition and Results of Operations."

(2) The second quarter of fiscal 2001 other income includes a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

(3) The third quarter of fiscal 2001 includes a reduction to a reserve in the amount of $472,000 related to the sale of the PPO. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

(4) The fourth quarter of fiscal 2001 operating expenses includes additional executive compensation, recruitment and severance charges, and a $536,000 bad debt charge related to an OEM customer. The fourth quarter of fiscal 2001 restructuring and other charges includes asset write-offs associated with RHG and POD of $15,518,000 and restructuring charges of $2,182,000. The fourth quarter of fiscal 2001 other income includes a $181,000 adjustment to the loss on the sale of BSD as additional costs associated with the sale were incurred. See Notes 5 and 8 -- Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

(5) The second quarter of fiscal 2000 operating expenses includes a $1,100,000 bad debt charge related to the sale of the pre-petition accounts receivable of one of the Company's largest OEM customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                        BALDWIN TECHNOLOGY COMPANY, INC.

(6) The third quarter of fiscal 2000 includes a $4,147,000 tax benefit related to prior year NOL's of the Company's Swedish subsidiaries. See Note
    12 -- Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(7) The fourth quarter of fiscal 2000 includes a $1,204,000 tax benefit related to estimate adjustments resulting from the settlement of both foreign and domestic tax issues. See Note 12 -- Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     Information required under these items is contained in the Company's 2001 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Accountants on Financial Statement
  Schedule..................................................   63
Schedule II -- Valuation and Qualifying Accounts............   64

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

10.31* Separation Agreement dated November 17, 1999 and effective as of January 31, 2000 between Baldwin Technology Company,
         Inc. and William J. Lauricella. Filed as Exhibit 10.30 to the Company's Report on Form 10-Q for the quarter ended
         December 31, 1999 and incorporated herein by reference.
10.33*   Employment Agreement dated March 1, 2000 and effective as of
         November 10, 1999 between Baldwin Technology Company, Inc.
         and Michael R. Samide. Filed as Exhibit 10.32 to the
         Company's Report on Form 10-Q for the quarter ended March
         31, 2000 and incorporated herein by reference.
10.34* Employment Agreement dated February 7, 2000 and effective as of February 9, 2000 between Baldwin Technology Company, Inc.
         and Lawrence M. Miller. Filed as Exhibit 10.33 to the
         Company's Report on Form 10-Q for the quarter ended March
         31, 2000 and incorporated herein by reference.
10.35* Employment Agreement dated and effective as of April 27, 2000 between Baldwin Technology Company, Inc. and Peter E.
         Anselmo. Filed as Exhibit 10.34 to the Company's Report on
         Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.38 Asset Purchase Agreement dated as of September 7, 2000 by and among Baldwin Technology Corporation and Systems
         Technology, Inc. Filed as Exhibit 10.38 to the Company's report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference
10.39    Amendment to Purchase Agreement dated as of September 27,
         2000 by and between Baldwin Technology Corporation and Systems Technology, Inc. Filed as Exhibit 10.39 to the
         Company's report on Form 10-K for the fiscal year ended June
         30, 2000 and incorporated herein by reference
10.40    Credit Agreement Among Baldwin Americas Corporation, Baldwin
         Europe Consolidated, Inc., and Baldwin Asia Pacific
         Corporation, as Borrowers, the other credit parties signatory thereto, the Lenders (as defined in the Credit
         Agreement), Fleet National Bank, as Administrative Agent, and First Union National Bank, as Documentation Agent, dated as of October 31, 2000 (the "Credit Agreement"). Filed as
         Exhibit 10.40 to the Company's report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.
10.41* Employment Agreement dated and effective as of March 19, 2001 between Baldwin Technology Company, Inc. and Gerald A.
         Nathe. Filed as Exhibit 10.41 to the Company's report on Form 10-Q for the quarter ended March 31, 001 and incorporated herein by reference.
10.42*   Employment Agreement dated June 6, 2001 and effective as of
         March 21, 2001 between Baldwin Technology Company, Inc. and
         John T. Heald. (filed herewith).
10.43* Amendment to Employment Agreement dated and effective as of April 29, 2000 between Baldwin Technology Company, Inc. and
         Peter E. Anselmo. (filed herewith).
10.44*   Employment Agreement dated June 8, 2001 and effective as of
         June 18, 2001 between Baldwin Technology Company, Inc. and
         Vijay C. Tharani (filed herewith).
10.45    Asset and Share Purchase Agreement, dated as of July 20,
         2001 by and among Sequa Corporation, Megtec Systems, Inc.
         and the Company. Filed as Exhibit 10.45 to the Company's report on Form 8-K dated September 26, 2001 and incorporated herein by reference.

10.46    Amendment No. 1 to Asset and Share Purchase Agreement dated
         September 25, 2001 and effective August 31, 2001 by and among Sequa Corporation, Megtec Systems, Inc. and the
         Company. Filed as Exhibit 10.46 to the Company's report on Form 8-K dated September 26, 2001 and incorporated herein by reference.
21.      List of Subsidiaries of Registrant (filed herewith).
23.      Consent of PricewaterhouseCoopers LLP (filed herewith).
28.      Post-effective Amendment to the Company's previously filed
         Form S-8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
99.      Company statement regarding the Private Securities
         Litigation Reform Act of 1995, "Safe Harbor for
         Forward-Looking Statements" (filed herewith).

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

                                          BALDWIN TECHNOLOGY COMPANY, INC.
                                          --------------------------------------
                                                       (REGISTRANT)

                                          By:       /s/ GERALD A. NATHE
                                            ------------------------------------
                                                      GERALD A. NATHE
                                                 (CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER)

                                          Dated: October 15, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                TITLE                   DATE
                     ---------                                -----                   ----
                /s/ GERALD A. NATHE                  Chairman of the Board       October 15, 2001
---------------------------------------------------  and Chief Executive
                  GERALD A. NATHE                    Officer

              /s/ JOHN T. HEALD, JR.                 President, Chief            October 15, 2001
---------------------------------------------------  Operating Officer and
                JOHN T. HEALD, JR.                   Director

               /s/ VIJAY C. THARANI                  Vice President, Chief       October 15, 2001
---------------------------------------------------  Financial Officer and
                 VIJAY C. THARANI                    Treasurer

                /s/ RONALD F. RAHE                   Controller                  October 15, 2001
---------------------------------------------------
                  RONALD F. RAHE

                  /s/ AKIRA HARA                     Director                    October 15, 2001
---------------------------------------------------
                    AKIRA HARA

             /s/ JUDITH A. MULHOLLAND                Director                    October 15, 2001
---------------------------------------------------
               JUDITH A. MULHOLLAND

           /s/ SAMUEL B. FORTENBAUGH III             Director                    October 15, 2001
---------------------------------------------------
             SAMUEL B. FORTENBAUGH III

                /s/ M. RICHARD ROSE                  Director                    October 15, 2001
---------------------------------------------------
                  M. RICHARD ROSE

              /s/ HENRY F. MCINERNEY                 Director                    October 15, 2001
---------------------------------------------------
                HENRY F. MCINERNEY

             /s/ RALPH R. WHITNEY, JR.               Director                    October 15, 2001
---------------------------------------------------
               RALPH R. WHITNEY, JR.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated October 15, 2001 appearing in this Annual Report on Form 10-K to Shareholders of Baldwin Technology Company, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut
October 15, 2001

                                                                     SCHEDULE II

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      BALANCE AT   CHARGED TO   CHARGED TO                BALANCE
                                      BEGINNING    COSTS AND      OTHER                   AT END
                                      OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTION   OF PERIOD
                                      ----------   ----------   ----------   ---------   ---------
Year ended June 30, 2001
  Allowance for doubtful accounts
     (deducted from accounts
     receivable)....................   $ 1,705       $1,066(9)                $  828(1)   $ 1,943
  Allowance for obsolete inventories
     (deducted from inventories)....   $ 3,772                                $  702(6)   $ 3,070
  Valuation allowance for deferred
     tax asset......................   $17,356                                $  642(3)   $16,714
Year ended June 30, 2000
  Allowance for doubtful accounts
     (deducted from accounts
     receivable)....................   $ 1,740       $1,489(2)                $1,524(1,2)  $ 1,705
  Allowance for obsolete inventories
     (deducted from inventories)....   $ 5,134                                $1,362(8)   $ 3,772
  Valuation allowance for deferred
     tax asset......................   $24,733                                $7,377(5)   $17,356
Year ended June 30, 1999
  Allowance for doubtful accounts
     (deducted from accounts
     receivable)....................   $ 1,713       $   35                   $    8(1)   $ 1,740
  Allowance for obsolete inventories
     (deducted from inventories)....   $ 4,571       $  563(7)                            $ 5,134
  Valuation allowance for deferred
     tax asset......................   $19,868                                $4,865(4)   $24,733

---------------
(1) The decrease in the allowance for doubtful accounts for the year ended June 30, 2001 resulted from $610,000 of write-offs and currency fluctuations of $218,000. The decrease in the allowance for doubtful accounts for the year ended June 30, 2000 resulted from $521,000 of recoveries, and a write-off of $1,100,000 resulting from a sale of pre-petition accounts receivable from one of the Company's largest OEM customers, which was partially offset by currency fluctuations of $97,000. The decrease in the allowance for doubtful accounts for the year ended June 30, 1999 resulted from $113,000 of recoveries which was partially offset by currency fluctuations of $105,000.
(2) The amounts charged to costs and expenses and the deductions both include a write-off of $1,100,000 resulting from a sale of pre-petition accounts receivable from one of the Company's largest OEM customers.
(3) The decrease in the amount of the valuation allowance is primarily the result of a reduction of the reserve related to foreign net operating loss carryforwards. See Note 12 -- Notes to Consolidated Financial Statements.
(4) The increase in the amount of the valuation allowance is primarily the result of increased foreign tax credits and capital loss carryforwards. See
    Note 12 -- Notes to Consolidated Financial Statements.
(5) The decrease in the amount of the valuation allowance is the result of the release of the reserve relating to foreign net operating loss carryforwards, and a reduction in foreign tax credit carryforwards. See Note 9 -- Notes to Consolidated Financial Statements.
(6) The decrease in the allowance for obsolete inventories resulted primarily from the write-offs against the reserve for the sale of the Baldwin Stobb Division.
(7) The increase in the allowance for obsolete inventories resulted primarily from the establishment of a reserve for a new product line and the sale of the Company's former in-line finishing division.
(8) The decrease in the allowance for obsolete inventories resulted primarily from write-offs against the reserve for the disposal of inventory.
(9) The amounts charged to costs and expenses include a $536,000 reserve for a major OEM customer.