Form 10-Q
period 2001-09-30
BALDWIN TECHNOLOGY CO INC
filed 2001-11-14
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.


[ Mark one ]

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For quarter ended   September 30, 2001
                               --------------------
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from            to
                                           ----------    -----------

                          Commission file number 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                         12-3258160
-------------------------------             -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)               No.)


                Twelve Commerce Drive, Shelton, Connecticut 06484
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: 203-402-1000
                                                           ------------

 ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

       YES   X                              NO
            ----                              ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at October 28, 2001
             -----                          -------------------------------
       Class A Common Stock
           $0.01 par value                        12,828,647

       Class B Common Stock
           $0.01 par value                         2,185,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                      Page
                                                                      ----
Part I     Financial Information

           Item 1   Financial Statements

                    Consolidated Balance Sheets at September 30,
                    2001 (unaudited) and June 30, 2001                 1-2

                    Consolidated Statements of Income for the
                    three months ended September 30, 2001
                    (unaudited) and 2000 (unaudited)                    3

                    Consolidated Statements of Changes in
                    Shareholders' Equity for the three months           4
                    ended September 30, 2001 (unaudited)


                    Consolidated Statements of Cash Flows for the
                    three months ended September 30, 2001
                    (unaudited) and 2000 (unaudited)                   5-6

                    Notes to Consolidated Financial Statements
                    (unaudited)                                        7-13

           Item 2   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     14-19

           Item 3   Quantitative and Qualitative Disclosures About
                    Market Risk                                         19


Part II             Other Information

           Item 6   Exhibits and Reports on Form 8-K                    20


Signatures                                                              21

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                 September 30,          June 30,
                                                                          2001              2001
                                                                 -------------        ----------
                                                                  (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                                         $   9,391           $   6,590
 Accounts receivable trade, net of allowance for doubtful
   accounts of $2,611 ($1,943 at June 30, 2001)                       26,026              30,587
 Notes receivable, trade                                              10,870              11,416
 Inventories, net                                                     30,237              33,051
 Deferred taxes                                                        5,196               5,196
 Prepaid expenses and other                                           11,942               7,486
                                                                   ---------           ---------
            Total Current Assets                                      93,662              94,326
                                                                   ---------           ---------

MARKETABLE SECURITIES:
 Cost $595 ($564 at June 30, 2001)                                       534                 558
                                                                   ---------           ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                                    2,543               2,532
 Machinery and equipment                                               4,012               3,449
 Furniture and fixtures                                                4,143               3,827
 Leasehold improvements                                                  204                 218
 Capital leases                                                          360                 651
                                                                   ---------           ---------
                                                                      11,262              10,677
 Less:  Accumulated depreciation and amortization                     (5,524)             (5,152)
                                                                   ---------           ---------
Net Property, Plant and Equipment                                      5,738               5,525
                                                                   ---------           ---------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $3,095 ($3,010 at June               1,887               1,888
  30, 2001)

GOODWILL, less accumulated amortization of $5,310
  ($5,284 at June 30, 2001)                                           14,825              14,295

DEFERRED TAXES                                                        10,550              10,550

OTHER ASSETS                                                           6,663               6,748
                                                                   ---------           ---------

TOTAL ASSETS                                                       $ 133,859           $ 133,890
                                                                   =========           =========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    September 30,            June 30,
                                                             2001                2001
                                                      -----------           ---------
                                                      (Unaudited)
CURRENT LIABILITIES:
  Loans payable                                         $   4,363           $   3,529
  Current portion of long-term debt                        12,949              10,531
  Accounts payable, trade                                  14,464              12,761
  Notes payable, trade                                      9,216               9,112
   Accrued salaries, commissions, bonus and
    profit-sharing                                          3,909               5,096
  Customer deposits                                         7,075               6,861
  Accrued and withheld taxes                                1,321               1,625
  Income taxes payable                                      3,256               5,345
  Other accounts payable and accrued
  liabilities                                              15,857              17,057
                                                        ---------           ---------
            Total current liabilities                      72,410              71,917
                                                        ---------           ---------
LONG TERM LIABILITIES:
  Long-term debt                                            7,928               8,428
  Other long-term liabilities                               8,266               8,085
                                                        ---------           ---------
            Total long-term liabilities                    16,194              16,513
                                                        ---------           ---------
            Total liabilities                              88,604              88,430
                                                        ---------           ---------

SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000
   shares authorized, 16,458,849 shares issued                165                 165
  Class B Common Stock, $.01 par, 4,500,000
   shares authorized, 2,000,000 shares issued                  20                  20
  Capital contributed in excess of par value               57,496              57,496
  Retained Earnings                                         6,341               7,457
  Accumulated other comprehensive loss                     (5,409)             (6,334)
  Less: Treasury stock, at cost:
   Class A - 3,595,802 shares
     (3,583,702 at June 30, 2001)
   Class B - 189,117 shares                               (13,358)            (13,344)
                                                        ---------           ---------
            Total shareholders' equity                     45,255              45,460
                                                        ---------           ---------

COMMITMENTS AND CONTINGENCIES
                                                        ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 133,859           $ 133,890
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  For the three months
                                                   ended September 30,
                                                -------------------------
                                                  2001               2000
                                                  ----               ----

Net Sales                                     $ 38,539           $ 44,960
Cost of goods sold                              27,430             30,807
                                              --------           --------

Gross Profit                                    11,109             14,153
                                              --------           --------

Operating Expenses:
 General and administrative                      5,465              5,332
 Selling                                         3,860              4,208
 Engineering                                     2,458              2,990
 Research and development                        1,607              1,207
 Restructuring charges                              94                  0
                                              --------           --------


                                                13,484             13,737
                                              --------           --------
Operating (loss) income                         (2,375)               416
                                              --------           --------

Other (income) expense:
 Interest expense                                  410                424
 Interest income                                   (41)               (67)
 Royalty income, net                            (1,239)            (1,339)
 Other (income) expense, net                       (56)               417
                                              --------           --------
                                                  (926)              (565)
                                              --------           --------


(Loss) income before  income taxes              (1,449)               981

(Benefit) provision for income taxes              (333)               344
                                              --------           --------

Net (loss) income                             $ (1,116)          $    637
                                              ========           ========

Net (loss) income per share:
  Basic and diluted                           $  (0.08)          $   0.04
                                              ========           ========

Weighted average shares outstanding:
  Basic and diluted                             14,680             15,019
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)

                                                         Capital
                        Class A          Class B        Contributed            Accumulated
                      Common Stock     Common Stock        in                     Other         Treasury Stock
                      ------------     ------------      Excess      Retained  Comprehensive    --------------         Comprehensive
                   Shares    Amount  Shares    Amount    of Par      Earnings      Loss       Shares       Amount         Loss
                   ------    ------  ------    ------    ------      --------      ----       ------       ------         ----
Balance at
 June 30, 2001   16,458,849  $165   2,000,000  $20      $57,496      $ 7,457   $ (6,334)      (3,772,819)  $(13,344)


Net loss for
 the three
 months
 ended
 September                                                             (1,116)                                          $  (1,116)
 30, 2001

Translation
 adjustment                                                                        1,308                                    1,308


Unrealized
 loss on
 available-for
 -sale
 securities,
 net of tax                                                                          (33)                                     (33)

Unrealized
 loss on
 forward
 contracts                                                                          (350)                                    (350)
                                                                                                                           ---------

Comprehensive
 Loss                                                                                                                     $  (191)
                                                                                                                           =========

Purchase of
 treasury
 stock                                                                                           (12,100)       (14)
                 ----------  ----   ---------  ---      -------      -------   --------       ----------    --------
Balance at
September 30,
2001             16,458,849  $165   2,000,000  $20      $57,496      $ 6,341   $ (5,409)      (3,784,919)  $(13,358)
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

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              For the three months
                                                              ended September 30,
                                                              -------------------
                                                              2001               2000
                                                              ----               ----
Cash Flows from operating activities:
 Net (loss) income                                         $(1,116)          $    637
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation and amortization                               617                871
   Accrued retirement pay                                      123                188
   Provision for losses on accounts receivable                 708                  0
   Restructuring charges                                        94                650
   Changes in assets and liabilities:
     Accounts and notes receivable                           1,394             (1,199)
     Inventories                                            (3,458)            (1,823)
     Prepaid expenses and other                             (1,017)            (1,221)
     Other assets                                              134               (118)
     Customer deposits                                       2,227              1,765
     Accrued compensation                                     (891)               (60)
     Payments against restructuring charges                   (808)                 0
     Accounts and notes payable, trade                       2,131               (638)
     Income taxes payable                                   (2,300)               145
     Accrued and withheld taxes                                (40)              (408)
     Other accounts payable and accrued                      1,012              1,695
     liabilities Interest payable                             (135)               (28)
                                                           -------           --------
        Net cash (used) provided by operating
         activities                                         (1,325)               456
                                                           -------           --------

Cash flows from investing activities:
  Proceeds from disposition of business, net                 1,808              3,985
  Additions of property, net                                  (565)              (350)
  Additions of patents, trademarks and drawings, net           (76)               (67)
                                                           -------           --------
        Net cash provided by investing activities            1,167              3,568
                                                           -------           --------

Cash flows from financing activities:
  Long-term and short-term debt borrowings                   7,410             13,258
  Long-term and short-term debt repayments                  (4,900)           (13,695)
  Principal payments under capital lease  obligations          (18)                (3)
  Other long-term liabilities                                  218               (485)
  Treasury stock purchased                                     (14)               (65)
                                                           -------           --------
            Net cash provided (used) by financing            2,696               (990)
                                                           -------           --------
   activities

Effects of exchange rate changes                               263               (220)
                                                           -------           --------

Net increase in cash and cash equivalents                    2,801              2,814
Cash and cash equivalents at beginning of period             6,590              7,914
                                                           -------           --------

Cash and cash equivalents at end of period                 $ 9,391           $ 10,728
                                                           =======           ========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                             For the three months
                                             ended September 30,
                                             -------------------
                                              2001         2000
                                              ----         ----
        Cash paid during the period for:
           Interest                           $  537     $  396
           Income Taxes                       $1,857     $  458


     The Company did not enter into any capital lease agreements for either of the three months ended September 30, 2001 or 2000.

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

     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 2001. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - CHANGE IN ACCOUNTING POLICY:

      Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). As a result, the Company no longer amortizes goodwill. Accordingly, net income and net income per share (basic and diluted) would have been approximately $196,000 and $0.01 higher, respectively, had the provisions of FAS 142 been applied to the results for the three months ended September 30, 2000. Goodwill will be required to be reviewed for impairment at least on an annual basis. The initial impairment analysis is required to be completed by the Company by December 31, 2001. Any impairment that is found to exist at adoption will be reflected as a cumulative effect of an accounting change. Thereafter, impairment charges will be charged to operations.

NOTE 3 - EARNINGS PER SHARE:

     Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted income (loss) per share include zero shares for each of the three months ended September 30, 2001 and 2000, which represent potentially dilutive securities. Outstanding options to purchase 1,748,000 and 1,920,000 shares of the Company's stock for the three months ended September 30, 2001 and 2000, respectively, are not included in the above calculation to compute diluted income (loss) per share as they have an anti-dilutive effect.

NOTE 4  - OTHER COMPREHENSIVE LOSS:

     Accumulated Other Comprehensive Loss ("OCI") is comprised of various items which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Prior to December 31, 2000, OCI has been reported on the Balance Sheet, and the Statement of Changes in Shareholders' Equity, using accounts for cumulative translation adjustment and unrealized gain on investments. These two accounts are now being combined and shown together as one item in the Balance

Sheet along with the amounts reported in OCI for the effect of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").

      Accumulated other comprehensive loss consists of the following:

                                              September 30, 2001         June 30, 2001
                                              ------------------         -------------
                                                     (Unaudited)
      Cumulative translation adjustment             $(4,724,000)          $(6,032,000)
      Unrealized loss on investments,
         net of deferred taxes of $25,000
         ($3,000 at June 30, 2001)                      (36,000)               (3,000)
      Unrealized loss on forward contracts             (649,000)             (299,000)
                                                    -----------           -----------
                                                    $(5,409,000)          $(6,334,000)
                                                    ===========           ===========

NOTE 5 - INVENTORIES:

      Inventories consist of the following:

                          September 30, 2001       June 30, 2001
                          ------------------       -------------
                                 (Unaudited)
      Raw materials             $17,406,000          $18,801,000
      In process                  4,608,000            7,197,000
      Finished Goods              8,223,000            7,053,000
                                -----------          -----------
                                $30,237,000          $33,051,000
                                ===========          ===========

      Inventories increased by $940,000 due to translation effects of foreign currency from June 30, 2001 to September 30, 2001.


NOTE 6 - DERIVATIVES:

      The Company adopted the provisions of FAS 133 effective July 1, 2000. During the three months ended September 30, 2001, the Company had currency futures contracts and an interest rate swap agreement that qualified as cash flow hedges; accordingly, the gain or loss was recorded in OCI and will be recognized when the hedged item affects earnings. In April 2001, the Company entered into an interest rate swap agreement. The effect of this agreement is to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98%. Included in interest expense for the three months ended September 30, 2001 is $48,000 associated with this interest rate swap.

      Hedging ineffectiveness, determined in accordance with FAS 133, had no material impact on earnings for the three months ended September 30, 2001 and 2000. At July 1, 2000, the Company had a derivative that did not qualify as a hedge pursuant to FAS 133. A $345,000 pre-tax gain was recorded in other income in the first quarter of the fiscal year ended June 30, 2001 related to this derivate instrument. The effect on earnings of the Company's other derivative financial instruments is not material for the three months ended September 30, 2001 and 2000.

      Unrealized net losses included in OCI are as follows:

                                          September 30, 2001    September 30, 2000
                                          ------------------    ------------------
      Balance at beginning of period          $(299,000)          $       0
      Additional losses, net                   (645,000)           (144,000)
      Amounts reclassified to
       earnings, net                            295,000                   0
                                              ---------           ---------
      Balance at end of period                $(649,000)          $(144,000)
                                              =========           =========

      The unrealized loss of $649,000 at September 30, 2001 is primarily comprised of futures contracts of $134,000 and an interest rate swap of $515,000. The unrealized loss associated with the currency futures contracts, which expire at various times through June 28, 2002, is expected to be reclassified against earnings during the next 12 months, while the interest rate swap agreement expires on October 30, 2002, and is expected to be reclassified against earnings by such date. The net foreign currency transaction losses in the current period include a $206,000 loss on certain derivative financial instruments, which became speculative and no longer qualified as hedges pursuant to FAS 133 as a result of the divestiture of the Roll Handling Group ("RHG").


NOTE 7 -- ADJUSTMENT OF PROVISION FOR THE DISPOSITION OF PRE-PRESS OPERATIONS:

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

       The Company's initial purchase of the PPO in July 1991, included a liability for an unfunded pension obligation of approximately $4,309,000. This obligation was adjusted annually in accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions", until the PPO was sold in June 1997.

       The purchase and sale agreement for the sale of the PPO to Kaber in June 1997 included provisions for the Buyer to assume all pension liabilities related to the PPO, to use their best efforts to gain the release of the Company from the guarantees and to reimburse the Company for any and all costs incurred by the Company associated with the guarantees. The provisions and liabilities for both the plan covered by the FPG surety bond and a group plan for the individual retirees were assumed by the Buyer and resulted in no curtailment of either plan. At the time that the PPO was sold to Kaber, management conducted due diligence of Kaber and their financial backers and believed that they had the financial ability to satisfy these guarantees.

       Subsequent to the sale of the PPO, Kaber and related domestic subsidiaries filed for protection in the United States under Chapter 11 of the bankruptcy code in February 1999 which caused similar filings in Kaber's foreign subsidiaries including Sweden. During the period of July 1997 through February 1999, Kaber failed to gain the release of the Company from the guarantees which remained in place. In March 1999, The Company was contacted by FPG, the surety bond holder, to fulfill the Company's guarantee of the pension obligation. Neither Kaber, nor their Swedish subsidiaries, which were in liquidation, possessed the financial capability to fulfill its obligation. Based on the demands from FPG, and representatives of the members of the separate plan and Kaber's bankruptcy, the Company recognized a liability for the estimated amount of these obligations in its financial results by establishing a reserve in the amount of $2,400,000 in the third quarter of fiscal year ended June 30, 1999. To date, the Company has made payments to FPG of $1,567,000. The Company further reduced the reserve by $472,000 to $361,000 during fiscal 2001, the estimated liability at June 30, 2001, based upon recent negotiations with remaining former employees. This reserve of $361,000 is included as a current liability in "Other accounts payable and accrued liabilities" at September 30, 2001 and June 30, 2001.


NOTE 8 -- RESTRUCTURING CHARGE AND RELATED RESERVE:

       During March 2000, the Company entered into a restructuring plan that included the consolidation of production into certain facilities, and reduction in total employment. Accordingly, the Company recorded restructuring charges in the amount of $2,277,000 and $5,664,000 for the fiscal years ended June 30, 2001 and 2000, respectively. These charges are expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industries. Prior to the restructuring program, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have administration, sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Products that were previously being produced at multiple facilities are being consolidated with similar product lines at existing facilities. Management believes that the nature and scope of these restructuring activities will be sufficient to restore the Company's profitability and cash flow from operations. The following table details the components of the restructuring charges and the remaining reserve balances as of June 30, 2001 and September 30, 2001.

                       Remaining       Additional    Charges       Remaining
                        Reserve      Restructuring   Against        Reserve
                     June 30, 2001      Charges      Reserve    September 30, 2001
                     -------------      -------      -------    ------------------
                                         (in thousands)
Severance               $3,489          $ 0          $(685)          $2,804
Facility lease
  termination costs      2,178            0            (29)           2,149
Other costs                  0           94            (94)               0
                        ------          ---          -----           ------
Total Program           $5,667          $94          $(808)          $4,953
                        ======          ===          =====           ======

       Severance costs will be paid through June 2002, the majority of which are expected to be paid in the second and third quarters of fiscal 2002. Facility lease termination costs will be paid through April 2006. As of September 30, 2001, $3,331,000 is included in "Other accounts payable and accrued liabilities" and $1,622,000 is included in "Other long-term liabilities".

NOTE 9 - SALE OF BUSINESSES:

During the fourth quarter of fiscal 2001, the Company committed to a plan to dispose of the RHG. On September 26, 2001, the Company sold substantially all of the assets of its RHG. The consideration received for the transaction, subject to certain post-closing adjustments, amounted to approximately $6,800,000. The Company received $1,808,000 at closing and $4,992,000 in October 2001, which is recorded as an other current asset. During the fourth quarter of fiscal 2001, the Company recorded an impairment charge of approximately $14,831,000 relating primarily to the write-off of goodwill and certain assets of the RHG, including $961,000 of cumulative translation adjustments related to the foreign operations of the RHG, which were reclassified and reflected as part of the impairment charge. The RHG was included in the Material Handling Group segment.

      Net assets held for disposal related to RHG were included in the following categories as of June 30, 2001:

   Cash.......................................................    $   74,000
   Accounts receivable, net of allowance of $12,000...........     7,124,000
   Inventory, net.............................................     5,992,000
   Prepaid expenses and other current assets..................       690,000
   Accounts payable...........................................    (2,832,000)
   Accrued salaries, commissions, bonus and profit-sharing....      (812,000)
   Customer deposits..........................................    (1,691,000)
   Accrued and withheld taxes.................................      (386,000)
   Income taxes payable.......................................       (64,000)
   Other accounts payable and accrued liabilities.............    (1,361,000)
                                                                  ----------
   Net assets held for disposal as of June 30, 2001...........    $6,734,000
                                                                  ==========

      Not included in the above net assets was $11,192,000 of goodwill, $989,000 of patents and $1,549,000 of property, plant and equipment, which were written-off as of June 30, 2001. These assets were considered impaired, as the carrying value of these assets would not be recovered as a result of the sale of the RHG.

      Also during the fourth quarter of fiscal 2001, the Company decided to exit the Print On-Demand ("POD") business, which resulted in the write-off of $687,000 of goodwill, which was included as part of the impairment charge. The remaining assets of POD are not material. This transaction is expected to be completed by the end of November 2001.

      On September 27, 2000, the Company sold substantially all of the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the management of BSD. The consideration received for the transaction, subject to certain post-closing adjustments, was the sum of (i) $6,750,000; minus (ii) all payments received (net of disbursements paid) on behalf of BSD for the period July 1, 2000 through September 27, 2000 amounting to $2,155,000; plus (iii) $175,000 in consideration for income tax obligations to be received at a later date. The total consideration received by the Company included 307,000 shares of the Company's Class A Common Stock valued at the average fair market price of the Company's Class A Common Stock for the ten days immediately prior to closing ($1.9875 per share). The Company recorded a pre-tax loss of $650,000 during the three months ended September 30, 2000, which was later adjusted to $831,000 as the associated disposition costs, as a result of this transaction, were greater than initially estimated.

      Net sales and operating income (loss) of BSD, the RHG, and the POD businesses combined, were as follows for the three months ended September 30:

                                   2001           2000
                                   ----           ----
   Net Sales                  $ 4,791,000     $11,183,000
   Operating (Loss) Income    $  (478,000)    $ 1,289,000



NOTE 10 - BUSINESS SEGMENT INFORMATION:

      The Company's two reportable segments are the Graphic Products and Controls Group ("GPC"), and the Material Handling Group ("MHG"). The GPC segment includes products such as cleaning systems, fluid management systems and other equipment designed to enhance the quality of the printed material and to improve the productivity of the printing process. The MHG segment includes products which handle the materials supplied to the press and automate the handling of the printed material. On September 27, 2000, the Company sold substantially all of the assets of BSD and on September 26, 2001 the Company sold substantially all of the assets of its RHG. Both BSD and the RHG were included in the MHG. Additionally, the Company has decided to exit the POD business. As a result of the divestitures of these businesses, GPC is the only remaining reportable segment. The all other category is comprised of the POD Group, which operates in the short-run digital printing market, the sale of which is expected to be completed by the end of November 2001.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. A segment's financial performance is primarily evaluated based on the operating profit of the segment, which includes inter-segment sales.

      The tables below present information about reportable segments for the three months ended September 30, 2001, and 2000 (in thousands):

                                               Three Months ended
                                                  September 30,
                                                  -------------
                                                  (Unaudited)
                                            2001            2000
                                            ----            ----
Net Sales:
   Graphic Products and Controls Group    $ 32,647           $ 31,326
   Material Handling Group                   6,592             13,900
   All Other                                     0                 74
                                          --------           --------
   Total Segments                           39,239             45,300
   Inter-segment sales                        (700)              (340)
                                          --------           --------
          Total Net Sales                 $ 38,539           $ 44,960
                                          ========           ========

                                               Three Months ended
                                                   September 30,
                                                   -------------
                                                    (Unaudited)
                                              2001              2000
                                              ----              ----
Operating (loss) income:
  Graphic Products and Controls Group      $   960           $   970
  Material Handling Group                   (1,082)            1,468
  All Other                                   (118)             (115)
                                           -------           -------
  Total Segments                              (240)            2,323
  Corporate                                 (2,135)           (1,907)
                                           -------           -------
        Total operating (loss) income       (2,375)              416
Interest expense, net                         (369)             (357)
Royalty income, net                          1,239             1,339
Other income (expense), net                     56              (417)
                                           -------           -------
        (Loss) income before income
taxes                                      $(1,449)          $   981
                                           =======           =======

                                         September 30,       June 30,
                                             2001             2001
                                             ----             ----
                                         (Unaudited)
Identifiable assets:
  Graphic Products and Controls Group     $ 90,933          $ 85,021
  Material Handling Group                   12,396            25,572
  All Other                                    188               143
                                           -------          --------
  Total Segments                           103,517           110,736
  Corporate                                 30,342            23,154
                                          --------          --------
        Total identifiable assets         $133,859          $133,890
                                          ========          ========


NOTE 11 - REVOLVING CREDIT FACILITY:

      On October 31, 2000, the Company entered into a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which matures on October 31, 2003. The Credit Facility consists of a $25,000,000 Revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). At September 30, 2001, the Company had available lines of credit of $36,208,000 of which $24,613,000 had been drawn. At September 30, 2001, the Company has outstanding borrowings of $20,250,000 under the Revolver, but has no outstanding borrowings under the Acquisition Line. Only the Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. The Credit Facility includes certain restrictions which limit the incurrence of debt and prohibit dividend payments, among other things.

      The Credit Facility is collateralized by a pledge of the capital stock of the Company's subsidiaries and requires the Company to maintain certain financial covenants. These covenants include a leverage ratio, an interest coverage ratio and minimum net worth requirements, as those terms are defined in the credit agreement. During the quarters ended June 30, and September 30, 2001, the Company did not meet these covenants and on October 15, 2001 received an irrevocable commitment letter from the Banks to amend the Credit Facility and waive the covenant violations. The commitment letter also provides for a new borrowing structure which will enable the Company to borrow a percentage of eligible domestic accounts receivable, domestic inventory, the appraised value of the Company's Emporia, Kansas facility, the net book value of domestic machinery and equipment and certain historic royalty streams, as defined (collectively the "Borrowing Base") up to a maximum of $21,000,000. The commitment letter also provides that $6,000,000 (less outstanding letters of Credit) may be borrowed in addition to the amounts available under the Borrowing Base. Interest is charged at LIBOR plus 3.25% or at an alternative base rate, as defined, plus 1%. Additionally, there is an unused commitment fee of 0.5%. The commitment letter provides for borrowings through October 1, 2002 and requires that a minimum tangible net worth covenant be met, beginning with the quarter ending December 31, 2001. The commitment letter also requires minimum operating income covenants of $250,000 for the quarter ending December 31, 2001, $1,250,000 for the quarter ending March 31, 2002 and $1,750,000 for the quarter ending June 30, 2002. Based on management's estimates, the Company's eligible Borrowing Base through June 30, 2002, plus the additional $6,000,000 will total approximately $19,000,000. In accordance with the terms of the commitment letter, the Company is presently able to classify $7,400,000 of the amounts outstanding at September 30, 2001 under the Credit Facility as long-term. The remaining $12,850,000 has been classified as current, of which $4,500,000 has subsequently been repaid and management believes approximately $8,100,000 will be able to be classified as long-term once certain terms of the amended credit facility are finalized.

      The ability to achieve the covenants depends in part on management's successful execution of its restructuring plan as discussed in Note 8, and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. Accordingly, if the covenants are not met, amounts outstanding under the commitment letter would become payable on demand. Management believes that alternative sources of financing are available to refinance the existing facilities on a long-term basis. However, if the loans become due on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

      On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this interest rate swap agreement added $48,000 to interest expense and a $515,000 pre-tax loss to OCI for the three months ended September 30, 2001.

NOTE 12 - COMMON STOCK

      On August 7, 2001 the Board of Directors granted non-qualified options to purchase 432,500 shares of the Company's Class A Common Stock to certain executives and key personnel under the Company's 1996 Stock Option Plan at an exercise price of $1.05 per share, the fair market value on the date of grant.

NOTE 13 - SUBSEQUENT EVENTS

      On October 17, 2001, the Company issued 375,000 shares of its Class B Common Stock to Mr. John T. Heald, Jr. the President and Chief Operating Officer of the Company in accordance with the terms of his amended employment agreement.

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

      On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG"). All periods presented include the revenues and corresponding expenses attributable to the RHG. The Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily patents and goodwill, associated with this business. The Company recorded a similar write-off of goodwill of approximately $687,000 in the fourth quarter of the fiscal year ended June 30, 2001 associated with the Company's Print on Demand Group ("POD") as the Company decided to exit this business.

      Net sales and operating income (loss) of BSD, the RHG and the POD businesses combined, were as follows for the three months ended September 30:

                                       2001             2000
                                       ----             ----
      Net Sales                   $ 4,791,000       $11,183,000
      Operating (loss) income     $  (478,000)     $  1,289,000

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, and (vii) competitive market influences. Additional factors are set forth in Exhibit 99 to Form 10-K for the year ended June 30, 2001 which should be read in conjunction herewith.

THREE MONTHS ENDED SEPTEMBER 31, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------------------

CONSOLIDATED RESULTS

      Net sales for the three months ended September 30, 2001 decreased by $6,421,000, or 14.3%, to $38,539,000 from $44,960,000 for the three months ended
September 30, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $2,393,000 in the current period. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, net sales would have increased by $2,052,000, which is primarily the result of increased sales of spray dampening equipment, fluid management products and consumables, offset by decreased sales of inserters.

      Gross profit for the three months ended September 30, 2001 was $11,109,000 (28.8% of net sales), as compared to $14,153,000 (31.5% of net sales) for the three months ended September 30, 2000, a decrease of $3,044,000 or 21.5%. Currency rate fluctuations decreased gross profit by $692,000 in the current period, otherwise, gross profit would have decreased by $2,352,000. Gross profit as a percentage of net sales decreased primarily due to decreased margins associated with the RHG products, and decreased sales volumes of inserters, offset by increased volumes of spray dampening equipment, cleaning products and consumables. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, gross profit would have increased by $708,000 in the current period.

      Selling, general and administrative expenses amounted to $9,325,000 (24.2% of net sales), for the three months ended September 30, 2001 as compared to $9,540,000 (21.2% of net sales) for the same period in the prior year, a decrease of $215,000 or 2.3%. Currency rate fluctuations decreased these expenses by $369,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $154,000. Selling expenses decreased by $155,000 which primarily related to decreased compensation and commission expenses associated with reduced sales volumes, offset by increased marketing and trade show costs, while general and administrative expenses increased by $309,000 primarily due to a $634,000 bad debt charge related to accounts receivable from a major OEM customer and increased consulting costs in the current year period. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, selling, general and administrative expenses would have increased by $921,000 in the current period.

      Engineering and research and development expenses decreased by $132,000 over the same period in the prior year. Currency rate fluctuations decreased these expenses by $254,000 in the current period. Otherwise, these expenses would have increased by $122,000. The increase in these expenses relates primarily to increased research and development labor and project costs, offset by reduced engineering compensation costs. As a percentage of net sales, engineering and research and development expenses increased by 1.2% to 10.5% for the three months ended September 30, 2001 compared to 9.3% for the same period in the prior year. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, engineering and research and development expenses would have increased by $320,000 in the current period.

      The Company recorded a restructuring charge of $94,000 for the three months ended September 30, 2001. This restructuring charge represents additional charges incurred with the restructuring plan announced in March 2000.

      Interest expense for the three months ended September 30, 2001 was $410,000 as compared to $424,000 for the three months ended September 30, 2000. Currency rate fluctuations decreased interest expense by $11,000 in the current period. Otherwise, interest expense would have decreased by $3,000. This decrease was primarily due to higher long-term debt levels offset by lower interest rates during the period. Interest income amounted to $41,000 and $67,000 for the three months ended September 30, 2001 and September 30, 2000, respectively. This reduction in interest income is primarily due to lower interest rates in the current period. Currency rate fluctuations increased interest income by $11,000 in the current period.

      Other income and expense includes net foreign currency transaction (losses) gains of $(50,000) and $314,000 for the three months ended September 30, 2001 and 2000, respectively. Currency rate fluctuations on other income and expense were negligible in the current year period. The net foreign currency transaction losses in the current period include a $206,000 loss on certain derivative financial instruments which became speculative and no longer qualified as hedges pursuant to FAS 133 as a result of the divestiture of the RHG and a $37,000 loss on the ineffective portions of derivative financial instruments which qualify as cash flow hedges. The net foreign currency transaction gains in the prior year period included a $345,000 pre-tax gain on a derivative financial instrument that did not qualify as a hedge pursuant to FAS 133, and a $34,000 loss on the ineffective portions of derivative financial instruments, which qualify as cash flow hedges pursuant to FAS 133. Other income and expense in the prior year period also includes a $650,000 pre-tax loss on the sale of BSD.

      The Company's effective tax rate on income before taxes was 23.0% for the three months ended September 30, 2001, compared to 35.1% for the three months ended September 30, 2000. Currency rate fluctuations decreased the provision for income taxes by $30,000 in the current period. The decrease in the current period's effective tax rate is primarily due to taxable income in tax jurisdictions for which there are tax loss carry forwards available against which valuation allowances were previously provided, and decreased taxable income in higher tax jurisdictions in the current period.

      The Company's net loss amounted to $1,116,000 for the three months ended September 30, 2001, compared to net income of $637,000 for the three months ended September 30, 2000. This decrease of $1,753,000 is primarily due to reduced sales volumes and gross profit margins, associated with the divested companies and the bad debt charge related to a receivable from a major OEM customer in the current period. Currency rate fluctuations decreased net income by $41,000 in the current period. Net (loss) income per share amounted to $(0.08) basic and diluted for the three months ended September 30, 2001, as compared to $0.04 basic and diluted for the three months ended September 30, 2000.

SEGMENT RESULTS

GRAPHIC PRODUCTS AND CONTROLS GROUP

      Net sales for the three months ended September 30, 2001 increased by $1,321,000, or 4.2%, to $32,647,000 from $31,326,000 for the three months ended
September 30, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $2,080,000, otherwise, net sales would have increased by $3,401,000 in the current period. This increase is primarily the result of increased sales levels of spray dampening equipment, fluid management products, consumables and cleaning products.

      Operating income amounted to $960,000 (2.9% of net sales) for the three months ended September 30, 2001, as compared to $970,000 (3.1% of net sales) for the same period in the prior year, a decrease of $10,000. Currency rate fluctuations decreased the current year's operating income by $123,000, otherwise operating income would have increased by $113,000 in the current period. This increase is primarily the result of the overall increase in sales levels discussed above, offset by increased engineering and research and development expenses in the current period and a $251,000 bad debt charge related to a large OEM customer.

MATERIAL HANDLING GROUP

      Net sales for the three months ended September 30, 2001 decreased by $7,308,000, or 52.6%, to $6,592,000 from $13,900,000 for the three months ended
September 30, 2000. This decrease is primarily the result of the decreased net sales related to the Company's inserters and roll handling products. The roll handling products are associated with the RHG, which has been divested as of September 26, 2001. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $313,000. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD and the RHG, net sales would have decreased by $1,232,000.

      Operating loss amounted to $1,082,000 (16.4% of net sales) for the three months ended September 30, 2001, as compared to operating income of $1,468,000 (10.6% of net sales) for the same period in the prior year, a decrease of $2,550,000. The decrease in operating income is primarily the result of decreased sales volumes of inserters and roll handling equipment and a $383,000 bad debt charge related to a large OEM customer. Currency rate fluctuations decreased the current year's operating loss by $46,000. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD and the RHG, operating loss would have increased by $710,000.

            LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2001
            -----------------------------------------------------
                          LIQUIDITY AND WORKING CAPITAL
                          -----------------------------

      On October 31, 2000, the Company entered into a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which matures on October 31, 2003. The Credit Facility consists of a $25,000,000 Revolving Credit Line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions (the "Acquisition Line"). The Credit Facility is collateralized by a pledge of the capital stock of the Company's subsidiaries and requires the Company to maintain certain financial covenants. These covenants include a leverage ratio, an interest coverage ratio and minimum net worth requirements, as those terms are defined in the credit agreement. During the quarters ended June 30, and September 30, 2001, the Company did not meet these covenants and on October 15, 2001 received an irrevocable commitment letter from the Banks to amend the Credit Facility and waive the covenant violations. The commitment letter also provides for a new borrowing structure which will enable the Company to borrow a percentage of eligible domestic accounts receivable, domestic inventory, the appraised value of the Company's Emporia, Kansas facility, the net book value of domestic machinery and equipment and certain historic royalty streams, as defined (collectively the "Borrowing Base") up to a maximum of $21,000,000. The commitment letter also provides that $6,000,000 (less outstanding letters of credit) may be borrowed in addition to the amounts available under the Borrowing Base. Interest is charged at LIBOR plus 3.25% or at an alternative base rate, as defined, plus 1%. Additionally, there is an unused commitment fee of 0.5%. The commitment letter provides for borrowings through October 1, 2002 and requires that a minimum tangible net worth covenant be met, beginning with the quarter ending December 31, 2001. The commitment letter also requires minimum operating income covenants of $250,000 for the quarter ending December 31, 2001, $1,250,000 for the quarter ending March 31, 2002 and $1,750,000 for the quarter ending June 30, 2002. Based on management's estimates, the Company's eligible Borrowing Base through June 30, 2002, plus the additional $6,000,000 will total approximately $19,000,000. In accordance with the terms of the commitment letter, the Company is presently able to classify $7,400,000 of the amounts outstanding at June 30, 2001 under the Credit Facility as long-term. The remaining $12,850,000 has been classified as current, of which $4,500,000 has subsequently been repaid and management believes approximately $8,100,000 will be able to be classified as long-term once certain terms of the amended credit facility are finalized.

      The ability to achieve the covenants depends in part on management's successful execution of its restructuring plan as discussed in Note 8, and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. Accordingly, if the covenants are not met, amounts outstanding under the commitment letter would become payable on demand. Management believes that alternative sources of financing are available to refinance the existing facilities on a long-term basis. However, if the loans become due on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

      On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. This interest rate swap agreement added $48,000 to interest expense and a $515,000 pre-tax loss to OCI for the three months ended September 30, 2001.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $36,208,000, including amounts available under the Revolver. As of September 30, 2001, the Company had $24,613,000 outstanding under these lines of credit, of which $7,400,000 is classified as long-term debt. Total debt levels as reported on the balance sheet at September 30, 2001 are $242,000 higher than they would have been if June 30, 2001 exchange rates had been used.

      The Company's working capital decreased by $1,157,000 or 5.2% from $22,409,000 at June 30, 2001, to $21,252,000 at September 30, 2001. Foreign
currency rate fluctuations
accounted for an increase of $905,000, and the effect of the RHG divesture decreased working capital by $1,600,000. Excluding the effects of the sale of the RHG and the impact of foreign currency, working capital would have decreased by $462,000. Working capital decreased primarily due to a portion of long-term debt being reclassified on a short-term basis. Working capital also decreased due to increases in accounts payable and customer deposits. Offsetting these items were increases in cash and inventories and decreases in income taxes payable. On September 26, 2001, the Company divested its RHG. The proceeds of $6,800,000 were utilized to reduce outstanding bank debt by $4,500,000 in October 2001, for estimated transaction and other associated costs of approximately $1,600,000 and for general working capital purposes.

      The Company generated $1,167,000 and $3,568,000 from investing activities for the three months ended September 30, 2001 and 2000, respectively. The decrease in the cash provided by investing activities is primarily the result of higher proceeds from the sale of BSD in the prior year period than the proceeds received by September 30, 2001 on the sale of RHG in the current year period. Net capital expenditures made to meet the normal business needs of the Company for the three months ended September 30, 2001, and September 30, 2000, including commitments for capital lease payments, were $641,000 and $417,000, respectively.

      The net cash provided by financing activities was $2,696,000 for the three months ended September 30, 2001 as compared to net cash used of $990,000 for the three months ended September 30, 2000. The difference was primarily caused by additional borrowings of the Company's long-term debt in the current year period and significant reductions of the Company's long-term debt in the prior year period.

      On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company has continued to receive timely payments, on a post petition basis, from the foreign subsidiaries of Goss. At September 30, 2001, the Company's balance sheet included approximately $1,170,000 of trade receivables from Goss, of which approximately $536,000 was reserved as of June 30, 2001. The remaining $634,000 has been charged against earnings for the three months ended September 30, 2001, to fully reserve these receivables. Goss had previously filed for Chapter 11 bankruptcy on July 30, 1999, related to which, the Company subsequently sold pre-petition domestic accounts receivable from Goss of approximately $4,100,000 pursuant to a non-recourse agreement between the Company and a third party for approximately $3,000,000. The Company had taken a charge to earnings during the fiscal year ended June 30, 2000 in the amount of $1,100,000 as a bad debt, which was included in general and administrative expenses. Prior to June 30, 2000, the entire $3,000,000 had been received from the third party.

      The Company believes its cash flow from operations, available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements for the near and long-term future.

EURO CONVERSION
---------------

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


RECENTLY ISSUED ACCOUNTING STANDARDS:
------------------------------------

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. FAS 144 is effective for the Company's fiscal year ended June 30, 2003 and is not expected to materially change the methods used by the Company to measure impairment losses an long-lived assets, but may result in more dispositions being reported as discontinued operations than permitted under current accounting principles.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which will be effective for the Company beginning with the fiscal year ended June 30, 2003. FAS 143, addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the impact on the Company's financial statements of adopting FAS 143.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
------------------------------------------------------------------

      A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended June 30, 2001. There have been no material changes during the three months ended September 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)   Exhibits

         10.47 Amendment to employment agreement dated and effective as of October 17, 2001 between Baldwin Technology Company, Inc. and John T. Heald, Jr. (filed herewith).


   (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated September 26, 2001, relating to items 2 and 7 of Form 8-K. Such Current Report includes the proforma financial statements of the Company.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BALDWIN TECHNOLOGY COMPANY, INC.


                                          BY     /s/  Vijay C. Tharani
                                                 ----------------------
                                                 Vice President, Chief
                                                 Financial Officer and
                                                 Treasurer

Dated:      November 14, 2001