Form 10-Q
period 2001-12-31
BALDWIN TECHNOLOGY CO INC
filed 2002-02-14
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


[ Mark one ]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For quarter ended December 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

            For the transition period from __________ to ___________

                          Commission file number 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
                        --------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                     12-3258160
-------------------------------             -----------------------------------
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

       YES [X]                              NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at January 31, 2002
             -----                          -------------------------------
       Class A Common Stock
           $0.01 par value                        12,828,647

       Class B Common Stock
           $0.01 par value                         2,185,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                           Page
                                                                           ----
Part I     Financial Information


           Item 1   Financial Statements

                    Consolidated Balance Sheets at December 31,
                    2001 (unaudited) and June 30, 2001                     1-2

                    Consolidated Statements of Income for the
                    three and six months ended December 31, 2001
                    (unaudited) and 2000 (unaudited)                        3

                    Consolidated Statements of Changes in
                    Shareholders' Equity for the six months ended
                    December 31, 2001 (unaudited) and 2000 (unaudited)      4


                    Consolidated Statements of Cash Flows for the
                    six months ended December 31, 2001 (unaudited)
                    and 2000 (unaudited)                                   5-6

                    Notes to Consolidated Financial Statements
                    (unaudited)                                            7-16

           Item 2   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         17-27

           Item 3   Quantitative and Qualitative Disclosures About
                    Market Risk                                             27


Part II             Other Information

           Item 4   Submission of Matters to a Vote of Security             28
                    Holders

           Item 6   Exhibits and Reports on Form 8-K                        28


Signatures                                                                  29

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                December 31,       June 30,
                                                                   2001              2001
                                                                 ---------         ---------
                                                                (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                       $   7,852         $   6,590
 Accounts receivable trade, net of allowance for doubtful
   accounts of $1,640 ($1,943 at June 30, 2001)                     21,562            30,587
 Notes receivable, trade                                            11,602            11,416
 Inventories, net                                                   30,813            33,051
 Deferred taxes                                                      5,263             5,196
 Prepaid expenses and other                                          7,653             7,486
                                                                 ---------         ---------
            Total Current Assets                                    84,745            94,326
                                                                 ---------         ---------

MARKETABLE SECURITIES:
 Cost $547 ($564 at June 30, 2001)                                     476               558
                                                                 ---------         ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                                  2,561             2,532
 Machinery and equipment                                             3,974             3,449
 Furniture and fixtures                                              4,134             3,827
 Leasehold improvements                                                211               218
 Capital leases                                                        347               651
                                                                 ---------         ---------
                                                                    11,227            10,677
 Less:  Accumulated depreciation and amortization                   (5,683)           (5,152)
                                                                 ---------         ---------
Net Property, Plant and Equipment                                    5,544             5,525
                                                                 ---------         ---------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at  cost,
 less accumulated amortization of $3,251 ($3,010 at June
  30, 2001)                                                          1,971             1,888


GOODWILL, less accumulated amortization of $5,154
  ($5,284 at June 30, 2001)                                         14,258            14,295

DEFERRED TAXES                                                      10,550            10,550

OTHER ASSETS                                                         5,665             6,748
                                                                 ---------         ---------

TOTAL ASSETS                                                     $ 123,209         $ 133,890
                                                                 =========         =========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       December 31,            June 30,
                                                                           2001                  2001
                                                                       ------------           ---------
                                                                       (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                          $   4,418           $   3,529
   Current portion of long-term debt                                         15,859              10,531
   Accounts payable, trade                                                   10,313              12,761
   Notes payable, trade                                                      11,520               9,112
   Accrued salaries, commissions, bonus and
    profit-sharing                                                            3,041               5,096
   Customer deposits                                                          6,067               6,861
   Accrued and withheld taxes                                                 1,368               1,625
   Income taxes payable                                                       3,334               5,345
   Other accounts payable and accrued liabilities                            15,005              17,057
                                                                          ---------           ---------
                  Total current liabilities                                  70,925              71,917
                                                                          ---------           ---------

LONG TERM LIABILITIES:
   Long-term debt                                                               518               8,428
   Other long-term liabilities                                                7,148               8,085
                                                                          ---------           ---------
                  Total long-term liabilities                                 7,666              16,513
                                                                          ---------           ---------
                  Total liabilities                                          78,591              88,430
                                                                          ---------           ---------

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
     16,458,849 shares issued                                                   165                 165
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
     2,185,883 shares issued (2,000,000 at June 30, 2001)
                                                                                 21                  20
   Capital contributed in excess of par value                                56,986              57,496
   Retained Earnings                                                          6,500               7,457
   Accumulated other comprehensive loss                                      (6,180)             (6,334)
   Less: Treasury stock, at cost:
     Class A - 3,630,202 shares
       (3,583,702 at June 30, 2001)
     Class B - zero shares (189,117 at June 30, 2001)                       (12,199)            (13,344)
   Note receivable from key executive for common stock issuance
                                                                               (675)                  0
                                                                          ---------           ---------
                  Total shareholders' equity                                 44,618              45,460
                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES
                                                                          ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 123,209           $ 133,890
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  For the three months                 For the six months
                                                                   ended December 31,                  ended December 31,
                                                             ---------------------------           ---------------------------
                                                               2001               2000               2001               2000
                                                             --------           --------           --------           --------
Net Sales                                                    $ 36,175           $ 45,758           $ 74,714           $ 90,718
Cost of goods sold                                             24,680             32,068             52,110             62,875
                                                             --------           --------           --------           --------

Gross Profit                                                   11,495             13,690             22,604             27,843
                                                             --------           --------           --------           --------

Operating Expenses:
 General and administrative                                     3,796              4,813              9,261             10,145
 Selling                                                        3,336              4,096              7,196              8,304
 Engineering                                                    2,246              2,761              4,704              5,751
 Research and Development                                       1,488              1,490              3,095              2,697
 Provision for loss on the disposition of pre-press
   operations                                                     (86)                 0                (86)                 0
 Restructuring charges                                            412                  0                506                  0
                                                             --------           --------           --------           --------
                                                               11,192             13,160             24,676             26,897
                                                             --------           --------           --------           --------
 Operating income (loss)                                          303                530             (2,072)               946
                                                             --------           --------           --------           --------

Other (income) expense:
 Interest expense                                                 450                612                860              1,036
 Interest income                                                 (108)               (90)              (149)              (157)
 Royalty income, net                                             (777)              (992)            (2,016)            (2,331)
 Other (income) expense, net                                      442             (1,136)               386               (719)
                                                             --------           --------           --------           --------
                                                                    7             (1,606)              (919)            (2,171)
                                                             --------           --------           --------           --------


Income (loss) before income taxes                                 296              2,136             (1,153)             3,117

Provision (benefit) for income taxes                              137                966               (196)             1,310
                                                             --------           --------           --------           --------

Net income (loss)                                            $    159           $  1,170           $   (957)          $  1,807
                                                             ========           ========           ========           ========

Net income (loss) per share - basic                          $   0.01           $   0.08           $ (0.06)$              0.12
                                                             ========           ========           ========           ========

Net income (loss) per share - diluted                        $   0.01           $   0.08           $ (0.06)$              0.12
                                                             ========           ========           ========           ========

Weighted average shares outstanding:
Basic                                                          14,953             14,723             14,816             14,871
                                                             ========           ========           ========           ========
Diluted                                                        14,953             14,723             14,816             14,871
                                                             ========           ========           ========           ========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)

                                                                                                                    Note
                                                                                                                 Receivable
                                                                                   Accum-                         from key
                                                                                   ulated                        Executive
                              Class A           Class B      Capital                Other                           for        Comp-
                            Common Stock      Common Stock  Contributed            Compre-     Treasury Stock      Common     rehen-
                          ---------------   --------------   in Excess  Retained   hensive   ------------------    Stock       sive
                          Shares   Amount   Shares  Amount    of Par    Earnings     Loss    Shares      Amount    Issuance    Loss
                          -------  ------   ------  ------    ------    --------     ----    ------      ------    --------    ----
Balance at
 June 30, 2001          16,458,849  $165  2,000,000   $20    $57,496    $ 7,457    $ (6,334) (3,772,819) $(13,344) $      0

Net loss for the six
  months ended
  December 31, 2001
                                                                           (957)                                              $(957)

Translation adjustment
                                                                                        123                                     123

Unrealized loss on
  available-for-sale
  securities,
 net of tax                                                                             (38)                                    (38)

Unrealized gain on
  forward contracts                                                                      69                                      69
                                                                                                                              -----

Comprehensive
  Loss                                                                                                                        $(803)
                                                                                                                              =====

Issuance of Class B
  Common Stock to
  key executive                             185,883     1       (510)                           189,117     1,184      (675)

Purchase of
 treasury stock                                                                                 (46,500)      (39)
                        ----------  ----  ---------   ---    -------    -------    --------  ----------  --------    ------
Balance at
December 31, 2001       16,458,849  $165  2,185,883   $21    $56,986    $ 6,500    $ (6,180) (3,630,202) $(12,199)   $ (675)
                        ==========  ====  =========   ===    =======    =======    ========  ==========  ========    ======


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        For the six months
                                                                         ended December 31,
                                                                     --------------------------
                                                                       2001               2000
                                                                     -------           --------
Cash Flows from operating activities:
 Net (loss) income                                                   $  (957)          $  1,807
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Depreciation and amortization                                     1,124              1,667
     Accrued retirement pay                                              224                (99)
     Provision for losses on accounts receivable                         728                  0
     Loss from disposition of business                                     8                650
     Restructuring charges                                               506                  0
     Deferred income taxes                                               (67)                 0
     Write-off of deferred debt financing costs                          255                  0
     Changes in assets and liabilities:
       Accounts and notes receivable                                   3,277             (2,522)
       Inventories                                                    (4,874)            (2,437)
       Prepaid expenses and other                                     (1,692)              (496)
       Other assets                                                      602               (637)
       Customer deposits                                               1,418                926
       Accrued compensation                                           (1,653)              (646)
       Payments against restructuring charges                         (1,582)                 0
       Accounts and notes payable, trade                               1,700              1,226
       Income taxes payable                                           (2,106)               992
       Accrued and withheld taxes                                         41               (331)
       Other accounts payable and accrued liabilities                    585                498
       Interest payable                                                 (135)               (92)
                                                                     -------           --------
           Net cash (used) provided by operating activities           (2,598)               506
                                                                     -------           --------

Cash flows from investing activities:
   Proceeds from disposition of businesses, net                        6,828              3,985
   Additions of property, net                                           (599)            (1,044)
   Additions of patents, trademarks and drawings, net                   (310)               (98)
                                                                     -------           --------
        Net cash provided by investing activities                      5,919              2,843
                                                                     -------           --------

Cash flows from financing activities:
   Long-term and short-term debt borrowings                            7,786             35,878
   Long-term and short-term debt repayments                           (9,477)           (37,595)
   Principal payments under capital lease obligations                    (17)                (3)
   Payment of debt financing costs                                      (100)                 0
   Other long-term liabilities                                          (141)              (310)
   Treasury stock purchased                                              (39)              (109)
                                                                     -------           --------
              Net cash used by financing activities                   (1,988)            (2,139)
                                                                     -------           --------

Effects of exchange rate changes                                         (71)               (41)
                                                                     -------           --------

Net increase in cash and cash equivalents                              1,262              1,169
Cash and cash equivalents at beginning of period                       6,590              7,914
                                                                     -------           --------

Cash and cash equivalents at end of period                           $ 7,852           $  9,083
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                              For the six months
                                              ended December 31,
                                              ------------------
                                              2001         2000
                                              ----         ----
        Cash paid during the period for:
           Interest                          $ 1,061     $  944
           Income Taxes                      $ 2,075     $  855


     The Company did not enter into any capital lease agreements for either of the six months ended December 31, 2001 or 2000.











       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     Baldwin Technology Company, Inc. ("Baldwin", or the "Company") is engaged primarily in the development, manufacture and sale of controls and accessories equipment for the printing industry.

     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 2001. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - ACCOUNTING CHANGES:

      Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have an impact on the consolidated results of operations, the consolidated financial position or the liquidity of the Company.

      Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). As a result, the Company no longer amortizes goodwill. Accordingly, net income and net income per share (basic and diluted) would have been approximately $246,000 and $497,000 or $0.02 and $0.03 higher, respectively, had the provisions of FAS 142 been applied to the results of operations for the three and six months ended December 31, 2000. FAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. FAS 142 provides a six-month transitional period from the effective date of adoption to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, a second test must be performed to measure the amount of the impairment. The Company determined the fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. The initial impairment analysis indicated that goodwill was not impaired and therefore, no charge to earnings has been reflected for the six months ended December 31, 2001. Goodwill will be required to be reviewed for impairment at least on an annual basis, which the Company will perform at the beginning of each fiscal year.

NOTE 3 - REVOLVING CREDIT FACILITY:

      On October 31, 2000, the Company entered into a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 Revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), which included the removal of the Acquisition Line, a reduction in the Revolver to $21,000,000 (subject to a borrowing base described below), and a change in the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matures on June 30, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. At December 31, 2001, the Company has outstanding borrowings of $18,014,000 under the Revolver, including $2,264,000 under outstanding letters of credit and accordingly has classified the entire outstanding balance under the Revolver as current. The Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver.

      The Amended Credit Facility provides for a new borrowing structure which enables the Company to borrow a percentage of eligible domestic accounts receivable, domestic inventory, the appraised value of the Company's Emporia, Kansas facility, the net book value of domestic machinery and equipment and certain royalty streams, as defined (collectively the "Borrowing Base") up to a maximum of $21,000,000. The Amended Credit Facility also provides that $5,000,000 (less outstanding letters of Credit) may be borrowed in addition to the amounts available under the Borrowing Base. Interest on the Revolver is charged at LIBOR plus 3.25% per annum or at an alternative base rate, as defined, plus 1% per annum. Interest on the Term Loan is charged at LIBOR plus 4.25% per annum.

      The Amended Credit Facility is collateralized by a pledge of the capital stock and certain domestic assets of the Company's subsidiaries, includes certain restrictions which limit the incurrence of debt and prohibit dividend payments among other things, and requires the Company to maintain certain financial covenants. These covenants include a minimum tangible net worth covenant, beginning with the quarter ended December 31, 2001, and also require minimum operating income covenants of $250,000 for the quarter ended December 31, 2001, $1,250,000 for the quarter ending March 31, 2002 and $1,750,000 for the quarter ending June 30, 2002.

      The ability to satisfy the above covenants depends in part on management's successful execution of its restructuring plan as discussed in Note 9, and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. If the covenants are not met, amounts outstanding under the Amended Credit Facility will become payable on demand. Management believes that alternative sources of financing are available to refinance the existing facilities on a long-term basis, which the Company is currently pursuing. However, if the loans become due on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

      As a result of the reduction in available borrowings under the Amended Credit Facility, and the revised maturity date, the Company was required to write-down a portion of the related unamortized deferred financing costs initially recorded in connection with obtaining the Credit Facility. Accordingly, the Company took a charge against earnings of $255,000 during the quarter ended December 31, 2001, which is included in "Other income and expense." The Company incurred additional costs of approximately $160,000 associated with entering into the Amended Credit Facility of which $100,000 has been paid by December 31, 2001. The Company will amortize the remaining deferred financing costs through October 1, 2002, the maturity date of the Amended Credit Facility.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $24,517,000, including amounts available under the Revolver. As of December 31, 2001, the Company had $20,168,000 outstanding under these lines of credit including $18,014,000 under the Revolver. The Revolver includes $2,264,000 associated with outstanding letter of credit, all of which is classified as current. Total debt levels as reported on the balance sheet at December 31, 2001 are $3,000 lower than they would have been if June 30, 2001 exchange rates had been used.


NOTE 4 - EARNINGS PER SHARE:

     Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted income (loss) per share include zero additional shares for each of the three and six months ended December 31, 2001 and 2000, which represent potentially dilutive securities. Outstanding options to purchase 1,606,000 and 1,829,000 shares of the Company's common stock for the three and six months ended December 31, 2001 and 2000, respectively, are not included in the above calculation to compute diluted income (loss) per share as they have an anti-dilutive effect.

NOTE 5  - OTHER COMPREHENSIVE INCOME/(LOSS):

     Accumulated Other Comprehensive Income/(Loss) ("OCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Prior to December 31, 2000, OCI was reported on the Balance Sheet, and the Statement of Changes in Shareholders' Equity, using accounts for cumulative translation adjustment and unrealized gain on investments. These two accounts are now being combined and shown together as one item in the Balance Sheet along with the amounts reported in OCI for the effect of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").

      OCI consists of the following:


                                                December 31, 2001       June 30, 2001
                                                -----------------       -------------
                                                   (Unaudited)
      Cumulative translation adjustment            $(5,909,000)          $(6,032,000)
      Unrealized loss on investments,
         net of deferred taxes of $30,000
         ($3,000 at June 30, 2001)                     (41,000)               (3,000)
      Unrealized loss on derivatives,
         net of deferred taxes of $67,000
         ($0 at June 30, 2001)                        (230,000)             (299,000)
                                                   -----------           -----------
                                                   $(6,180,000)          $(6,334,000)
                                                   ===========           ===========

NOTE 6 - INVENTORIES:

      Inventories consist of the following:

                           December 31, 2001      June 30, 2001
                           -----------------      -------------
                              (Unaudited)
      Raw materials           $17,033,000          $18,801,000
      In process                6,441,000            7,197,000
      Finished Goods            7,339,000            7,053,000
                              -----------          -----------
                              $30,813,000          $33,051,000
                              ===========          ===========

      Inventories increased by $199,000 due to translation effects of foreign currency from June 30, 2001 to December 31, 2001.


NOTE 7 - DERIVATIVES:

      The Company adopted the provisions of FAS 133 effective July 1, 2000. During the three and six months ended December 31, 2001, the Company had currency futures contracts and an interest rate swap agreement that qualified as cash flow hedges; accordingly, the gain or loss was recorded in OCI and will be recognized when the hedged item affects earnings. On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this Swap added $54,000 and $102,000, respectively to interest expense for the three and six months ended December 31, 2001 and a $300,000 pre-tax ($233,000 after-tax) loss to OCI at December 31, 2001.

      The fair value of the Swap at December 31, 2001 was a loss of $470,000. As a result of entering into the Amended Credit Facility and changing various provisions of the original agreement including the maturity date, a portion of the Swap no longer qualifies as a hedge pursuant to FAS 133. Consequently, as required by FAS 133, the Company transferred $170,000 of the loss previously recorded in OCI against earnings in the quarter ended December 31, 2001, to "Other income and expense" on the accompanying consolidated statement of income. The remaining loss of approximately $300,000 recorded in OCI as of December 31, 2001, will be amortized to earnings through October 1, 2002, the maturity date of the Amended Credit Facility. Future changes in the fair value of the portion of the Swap which no longer qualifies as a hedge, will be recorded in earnings.

      Hedging ineffectiveness, determined in accordance with FAS 133, had no material impact on earnings for the three and six months ended December 31, 2001 and 2000. At July 1, 2000, the Company had a derivative that did not qualify as a hedge pursuant to FAS 133. A $345,000 pre-tax gain related to this derivate instrument, was recorded in other income in the first quarter of the fiscal year ended June 30, 2001.

      Unrealized net gains (losses) included in OCI are as follows:

                                                  December 31, 2001      December 31, 2000
                                                  -----------------      -----------------
      Balance at beginning of period                 $(299,000)              $     0
      Additional gains (losses), net                  (453,000)               20,000
      Amounts reclassified to earnings, net            522,000                     0
                                                     ---------               -------
      Balance at end of period                       $(230,000)              $20,000
                                                     =========               =======

      The unrealized net loss of $230,000 at December 31, 2001 is primarily comprised of a loss on an interest rate swap of $233,000 and a gain on futures contracts of $3,000. The net unrealized gain associated with the currency futures contracts, which expire at various times through July 31, 2002, is expected to be transferred against earnings during the next twelve months. The net foreign currency transaction losses in the current period include a $206,000 loss on certain derivative financial instruments, which became speculative and no longer qualified as hedges pursuant to FAS 133 as a result of the divestiture of the Roll Handling Group ("RHG").


NOTE 8 -- ADJUSTMENT OF PROVISION FOR THE DISPOSITION OF PRE-PRESS OPERATIONS:

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

       Subsequent to the sale of the PPO, Kaber and related domestic subsidiaries filed for protection in the United States under Chapter 11 of the bankruptcy code in February 1999 which caused similar filings in Kaber's foreign subsidiaries including Sweden. During the period of July 1997 through February 1999, Kaber failed to gain the release of the Company from the guarantees which remained in place. In March 1999, the Company was contacted by FPG, the surety bond holder, to fulfill the Company's guarantee of the pension obligation. Neither Kaber, nor their Swedish subsidiaries, which were in liquidation, possessed the financial capability to fulfill its obligation. Based on the demands from FPG, and representatives of the members of the separate plan and Kaber's bankruptcy, the Company recognized a liability for the estimated amount of these obligations in its financial results by establishing a reserve in the amount of $2,400,000 in the third quarter of the fiscal year ended June 30, 1999. To date, the Company has made payments to FPG of $1,567,000. The Company further reduced the reserve by $472,000 during fiscal 2001 and by $86,000 in the current period, to the estimated liability at December 31, 2001, which reflects a settlement agreement with the remaining former employees reached in February 2002. The Company expects to pay $275,000 by March 31, 2002 in full settlement. This reserve of $275,000 and $361,000 is included as a current liability in "Other accounts payable and accrued liabilities" at December 31, 2001 and June 30, 2001, respectively.

NOTE 9 -- RESTRUCTURING CHARGE AND RELATED RESERVE:

       During March 2000, the Company entered into a restructuring plan that included the consolidation of production into certain facilities, and a reduction in total employment. Accordingly, the Company recorded a restructuring charge in the amount of $5,664,000 in the third quarter of the fiscal year ended June 30, 2000. In June 2001, the Company expanded its restructuring efforts under this restructuring plan and closed additional facilities. As a result of expanding this restructuring plan, the Company recorded an additional restructuring charge of $2,277,000 in the fourth quarter of the fiscal year ended June 30, 2001. The additional restructuring charges in the current year period, are primarily consulting costs associated with this restructuring plan. These changes are expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industries. Prior to the restructuring program, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have administration, sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Products that were previously being produced at multiple facilities are being consolidated with similar product lines at existing facilities. Management believes that the nature and scope of these restructuring activities will be sufficient to restore the Company's profitability and cash flow from operations. The following table details the components of the restructuring charges and the remaining reserve balances as of June 30, 2001 and December 31, 2001.

                                    Remaining         Additional       Charges           Remaining
                                     Reserve        Restructuring      Against            Reserve
                                  June 30, 2001        Charges         Reserve         December 31, 2001
                                  -------------        -------         -------         -----------------
                                                           (in thousands)
      Severance                      $3,489            $  0            $(1,001)            $2,488
      Facility lease
        termination costs             2,178               0                (76)             2,102
      Other costs                         0             506               (506)                 0
                                     ------            ----            -------             ------
      Total Program                  $5,667            $506            $(1,583)            $4,590
                                     ======            ====            =======             ======

       Severance costs will be paid through June 30, 2002. Facility lease termination costs will be paid through April 30, 2006. As of December 31, 2001, $2,968,000 of the reserve is included in "Other accounts payable and accrued liabilities" and the remaining $1,622,000 is included in "Other long-term liabilities".

NOTE 10 - SALE OF BUSINESSES:

During the fourth quarter of fiscal 2001, the Company committed to a plan to dispose of the RHG. On September 26, 2001, the Company sold substantially all of the assets of the RHG. The consideration received for the transaction, subject to certain post-closing adjustments, amounted to approximately $6,800,000. The Company received $1,808,000 at closing and $4,992,000 in October 2001. During the fourth quarter of fiscal 2001, the Company recorded an impairment charge of approximately $14,831,000 relating primarily to the write-off of goodwill and certain assets of the RHG, including $961,000 of cumulative translation adjustments related to the foreign operations of the RHG, which were reclassified and reflected as part of the impairment charge. The RHG was included in the Material Handling Group segment.

      Net assets held for disposal related to the RHG were included in the following categories as of June 30, 2001:

      Cash ..................................................            $    74,000
      Accounts receivable, net of allowance of $12,000 ......              7,124,000
      Inventory, net ........................................              5,992,000
      Prepaid expenses and other current assets .............                690,000
      Accounts payable ......................................             (2,832,000)
      Accrued salaries, commissions, bonus and profit-sharing               (812,000)
      Customer deposits .....................................             (1,691,000)
      Accrued and withheld taxes ............................               (386,000)
      Income taxes payable ..................................                (64,000)
      Other accounts payable and accrued liabilities ........             (1,361,000)
                                                                         -----------
      Net assets held for disposal as of June 30, 2001 ......            $ 6,734,000
                                                                         ===========

      Not included in the above net assets were $11,192,000 of goodwill, $989,000 of patents and $1,549,000 of property, plant and equipment, which were written-off as of June 30, 2001. These assets were considered impaired, as the carrying value of these assets would not be recovered as a result of the sale of the RHG.

      Also during the fourth quarter of fiscal 2001, the Company decided to exit the Print On-Demand ("POD") business, which resulted in a write-off of $687,000 of goodwill, which was included as part of the impairment charge. The Company completed the sale of this business in November 2001, and recorded an additional loss on the sale of $8,000 during the quarter ended December 31, 2001.

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

      Net sales and operating income (loss) of BSD, the RHG, and the POD businesses combined, were as follows for the three and six months ended December 31:

                                                 Three months ended                            Six months ended
                                                    December 31,                                 December 31,
                                         ---------------------------------            -----------------------------------
                                            2001                  2000                   2001                    2000
                                         ---------             -----------            -----------             -----------
      Net Sales                          $       0             $10,871,000            $ 4,791,000             $22,055,000
      Operating (loss) income            $(277,000)            $   526,000            $  (754,000)            $ 1,934,000

      In January 2002, the Company received a proposed Final Statement from the purchaser of the RHG setting forth certain potential purchase price adjustments. The Company is reviewing the proposed Final Statement and potential adjustments and will respond to the purchaser as required under the contract by the end of March if it disputes the proposed Final Statement.

NOTE 11 - BUSINESS SEGMENT INFORMATION:

      On September 27, 2000, the Company sold substantially all of the assets of BSD and on September 26, 2001 the Company sold substantially all of the assets of the RHG. Both BSD and the RHG accounted for approximately 91% of net sales and 113% of operating loss of the Material Handling and Controls Group ("MHG") for the fiscal year ended June 30, 2001. Additionally, certain production facilities have been consolidated, and the production of inserters, which had previously been reported in the MHG, is now reported in the Accessories and Controls segment. The Company also completed the sale of the POD business in November 2001. As a result of the divestitures of these businesses and the consolidation of certain production facilities, the Company has realigned its segment structure into one segment, the Accessories and Controls segment.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. A segment's financial performance is primarily evaluated based on the operating profit of the segment.

      The Accessories and Controls segment is presented below for the three and six months ended December 31, 2001, and 2000 (in thousands): All prior periods have been restated to conform to the current period's presentation.

                                            Three months ended                    Six months ended
                                               December 31                           December 31
                                       --------------------------            --------------------------
                                                                  (Unaudited)
                                                                  -----------
                                         2001               2000               2001               2000
                                       -------            -------            -------            -------
Net Sales:
   Accessories and Controls            $36,175            $34,887            $69,923            $68,663
   Divested operations                       0             10,871              4,791             22,055
                                       -------            -------            -------            -------

          Total Net Sales .            $36,175            $45,758            $74,714            $90,718
                                       -------            -------            -------            -------

                                                           Three months ended                       Six months ended
                                                              December 31,                            December 31,
                                                     ---------------------------             ---------------------------
                                                                                 (Unaudited)
                                                       2001                2000                2001                2000
                                                     -------             -------             -------             -------
Operating (loss) income:
   Accessories and Controls                          $ 2,760             $ 1,646             $ 2,997             $ 2,561
  Corporate                                           (2,180)             (1,642)             (4,315)             (3,549)
   Divested operations                                  (277)                526                (754)              1,934
                                                     -------             -------             -------             -------
       Total operating (loss) income                     303                 530              (2,072)                946
Interest expense, net                                   (342)               (522)               (711)               (879)
Royalty income, net                                      777                 992               2,016               2,331
Other income (expense), net                             (442)              1,136                (386)                719
                                                     -------             -------             -------             -------
        (Loss) income before income taxes            $   296             $ 2,136             $(1,153)            $ 3,117
                                                     =======             =======             =======             =======

                                                 December 31,          June 30,
                                                     2001                2001
                                                   --------            --------
                                                           (Unaudited)
      Identifiable assets:
         Accessories and Controls                  $107,522            $ 98,084
        Corporate                                    15,687              21,926
        Divested operations                               0              13,880
                                                   --------            --------
              Total identifiable assets            $123,209            $133,890
                                                   ========            ========


NOTE 12 - PROFIT SHARING PLAN

     During the current year period, the Company had three domestic profit sharing plans. The Enkel Corporation Retirement Plan (the "Enkel Plan"), the Kansa Corporation Profit-Sharing/401K Plan and Trust (the "Kansa Plan") and the Baldwin Technology Profit-Sharing and Savings Plan (the "Baldwin Plan"). The Enkel Plan, covering the domestic employees of the divested RHG, is in the process of being terminated in accordance with the provisions of the Enkel Plan. The Company combined the remaining two plans effective January 1, 2002 into one plan, the Baldwin Plan. The Company is currently in the process of amending the Baldwin Plan. The amendments include a change in both the vesting terms and timing of the Company contribution to the Baldwin Plan. Previously, the Company's contribution was discretionary and made on an annual basis, based on the profitability of the Company and the participants vested in the Company's contribution according to a 7-year vesting schedule. The changes will enable the Company to match up to 5% of eligible compensation and the participants to vest in the Company's contribution immediately. Participant contributions are being made on a weekly basis, while the Company match contributions are being made on a quarterly basis. During the second quarter ended December 31, 2001, the Company's management decided not to make a discretionary contribution to the Baldwin Plan for the plan year ended December 31, 2001, which was previously provided for. As a result, during the quarter ended December 31, 2001, the Company reversed to earnings approximately $300,000, which had been previously accrued and was unfunded in connection with the Baldwin Plan.


NOTE 13 - RELATED PARTIES

     In accordance with Mr. Heald's employment agreement, in October 2001, the Company issued Mr. Heald 375,000 shares of Class B Common Stock of the Company at $1.80 per share in exchange for a non-recourse promissory note in the amount of $675,000. The promissory note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were from previously acquired treasury shares, and the balance of 185,883 shares, were from newly issued shares. The promissory note is secured by the shares, and is due on the earlier of six months following termination or twelve months following termination, if termination is caused by the death of Mr. Heald. In the event that Mr. Heald sells any of these shares, a respective portion of the note is due five days following the sale of any of these shares.

     On November 30, 1993, the Company entered into a loan and pledge agreement and promissory note with Gerald A. Nathe, President and Director of the Company, which was amended and restated on November 25, 1997. The loan was made to enable Mr. Nathe to purchase shares of the Company's Class B Common Stock from non-employee shareholders. Mr. Nathe was loaned $1,817,000 to purchase 315,144 shares of the Company's Class B Common Stock. All of the shares purchased were pledged as collateral for the demand promissory notes and each of the notes bear interest payable on the anniversary dates at

LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October.

     At June 30, 2001, the balance of the note receivable from Mr. Nathe, including interest, was $1,556,000. In November 2001, the Board of Directors of the Company forgave an interest payment due from Mr. Nathe in the amount of $112,000 on the above loan, and included such amount as compensation expense to Mr. Nathe, recorded in "General and administrative expenses".


NOTE 14 - CUSTOMER BANKRUPTCY

      On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company has continued to receive timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At December 31, 2001, the Company's balance sheet included approximately $1,473,000 of trade receivables from Goss, of which approximately $975,000 is reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $536,000 and $634,000 during the quarters ended June 30, 2001 and September 30, 2001, respectively. Further, the Company received $195,000 of these previously recorded amounts during the quarter ended December 31, 2001. As a result, the Company reversed $195,000 of the previously recorded reserves to earnings as a recovery of a previously recorded bad debt charge.

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain factors, which have affected the financial position and consolidated financial statements of Baldwin Technology Company, Inc. ("Baldwin" or the "Company"). On September 27, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD"). As a result, the revenues and corresponding expenses attributable to BSD are included in these consolidated financial statements only for the period owned by the Company. The effects of this transaction on financial statement amounts are discussed below where significant.

      On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG"). All periods presented include the revenues and corresponding expenses attributable to the RHG. The Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily patents and goodwill, associated with this business. The Company recorded a similar write-off of goodwill of approximately $687,000 in the fourth quarter of the fiscal year ended June 30, 2001, associated with the Company's Print on Demand Group ("POD") as the Company decided to exit this business and sell the assets of this business. The Company completed the sale of the POD business in November 2001.

      Net sales and operating income (loss) of BSD, the RHG and the POD businesses combined, were as follows for the three and six months ended December 31:

                                               Three months ended                              Six months ended
                                                   December 31,                                  December 31,
                                            2001                    2000                 2001                    2000
                                         ---------             -----------            -----------             -----------
      Net Sales                          $       0             $10,871,000            $ 4,791,000             $22,055,000
      Operating (loss) income            $(277,000)            $   526,000            $  (754,000)            $ 1,934,000

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, and (vii) competitive market influences. Additional factors are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Baldwin's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Baldwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Baldwin evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. Baldwin bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Baldwin believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Baldwin maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Baldwin's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Baldwin provides for the estimated cost of product warranties at the time revenue is recognized. While Baldwin engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Baldwin's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Baldwin's estimates, revisions to the estimated warranty liability would be required. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Baldwin records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made. Baldwin's financial covenants are based, in part by management's estimates of future revenues and expenses. If actual results are negatively impacted, the Company may not meet its financial covenants. Should the Company not meet its financial covenants, amounts outstanding associated with these covenants would become payable on demand.

SIX MONTHS ENDED DECEMBER 31, 2001 VS. SIX MONTHS ENDED DECEMBER 31, 2000

CONSOLIDATED RESULTS

      Net sales for the six months ended December 31, 2001 decreased by $16,004,000, or 17.6%, to $74,714,000 from $90,718,000 for the six months ended
December 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $4,305,000 in the current period. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, net sales would have increased by $5,233,000, which is primarily the result of increased sales levels of spray dampening equipment, fluid management products and consumables, offset by decreased sales levels of inserters.

      Gross profit for the six months ended December 31, 2001 was $22,604,000 (30.3% of net sales), as compared to $27,843,000 (30.7% of net sales) for the six months ended December 31, 2000, a decrease of $5,239,000 or 18.8%. Currency rate fluctuations decreased gross profit by $1,428,000 in the current period. Otherwise, gross profit would have decreased by $3,811,000. Gross profit as a percentage of net sales decreased primarily due to increased margins associated with the divested BSD products included the in first quarter of the prior year period, and decreased margins associated with the divested RHG products included in the first quarter of the current fiscal year period. Additionally, gross profit was impacted by decreased sales volumes of inserters, offset by increased volumes of spray dampening equipment, cleaning products, and consumables. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, gross profit would have increased by $1,598,000 in the current period.

      Selling, general and administrative expenses amounted to $16,457,000 (22.0% of net sales), for the six months ended December 31, 2001, as compared to $18,449,000 (20.3% of net sales) for the same period in the prior year, a decrease of $1,992,000 or 10.8%. Currency rate fluctuations decreased these expenses by $571,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,421,000. Selling expenses decreased by $803,000, which primarily relates to the exclusion of costs associated with the divested RHG for the three months ended December 31, 2001, and to decreased travel costs, offset by increased marketing and trade show costs. General and administrative expenses decreased by $618,000 primarily due to the exclusion of costs associated with the divested RHG for the three months ended December 31, 2001, to decreased compensation and commission costs, the reversal of approximately $300,000 of prior accruals associated with the Company's profit-sharing contribution and to decreased goodwill amortization expense of $497,000 due to the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These decreases were primarily offset by an additional $439,000 bad debt charge related to accounts receivable from a major OEM customer, interest forgiveness of $112,000 related to a loan to an officer of the Company, and increased consulting costs in the current period. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, selling, general and administrative expenses would have increased by $53,000 in the current period.

      Engineering, and research and development expenses decreased by $649,000 over the same period in the prior year. Currency rate fluctuations decreased these expenses by $395,000 in the current period. Otherwise, these expenses would have decreased by $254,000. The decrease in these expenses relates primarily to the exclusion of costs associated with the divested RHG for the three months ended December 31, 2001, and to increased research and development labor and project costs, offset by reduced engineering consulting costs. As a percentage of net sales, engineering and research and development expenses increased by 1.1% to 10.4% for the six months ended December 31, 2001 compared to 9.3% for the same period in the prior year. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, engineering and research and development expenses would have increased by $546,000 in the current period.

      The Company recorded a restructuring charge of $506,000 for the six months ended December 31, 2001. This restructuring charge represents additional charges, primarily consulting costs, incurred related to the restructuring plan announced in March 2000.

      Interest expense for the six months ended December 31, 2001 was $860,000 as compared to $1,036,000 for the six months ended December 31, 2000. Currency rate fluctuations decreased interest expense by $9,000 in the current period. Otherwise, interest expense would have decreased by $167,000. This decrease was primarily due to lower long-term debt levels and interest rates during the current period primarily as a result of the use of proceeds from the divestiture of the RHG, to reduce outstanding debt. Interest income amounted to $149,000 and $157,000 for the six months ended December 31, 2001 and December 31, 2000, respectively. This reduction in interest income is primarily due to lower interest rates in the current period. Currency rate fluctuations increased interest income by $26,000 in the current period.

      Other income and expense includes net foreign currency transaction (losses) gains of $(55,000) and $527,000 for the six months ended December 31, 2001 and 2000, respectively. Currency rate fluctuations positively impacted other income and expense by $14,000 in the current period. The net foreign currency transaction losses in the current period include a $206,000 loss on certain derivative financial instruments which no longer qualified as hedges pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as a result of the divestiture of the RHG and a $38,000 loss on the ineffective portions of derivative financial instruments which qualify as cash flow hedges. Other income and expense in the current period also includes a $170,000 charge for an interest rate swap which no longer qualifies as a hedge pursuant to FAS 133 and a $255,000 write-down of deferred financing costs, both were recorded as a result of the renegotiation of the Amended Credit Facility. The net foreign currency transaction gains in the prior year period included a $345,000 pre-tax gain on a derivative financial instrument that did not qualify as a hedge pursuant to FAS 133, and a $51,000 loss on the ineffective portions of derivative financial instruments, which qualify as cash flow hedges pursuant to FAS 133. Other income and expense in the prior year period also includes a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit and a $650,000 pre-tax loss on the sale of BSD.

      The Company's effective tax rate on income before taxes was 17.0% for the six months ended December 31, 2001, compared to 42.0% for the six months ended December 31, 2000. Currency rate fluctuations decreased the provision for income taxes by $84,000 in the current period. The decrease in the current period's effective tax rate is primarily due to a reduction in valuation allowances in foreign tax jurisdictions and decreased income in high tax jurisdictions.

      The Company's net loss amounted to $957,000 for the six months ended December 31, 2001, compared to net income of $1,807,000 for the six months ended December 31, 2000. This decrease of $2,764,000 is primarily due to higher net income associated with the divested companies in the prior year period, a favorable settlement related to a patent litigation suit, a gain on a derivative financial instrument which ceased to qualify as a hedge pursuant to FAS 133 in the prior year period and restructuring and other one-time net charges, and the bad debt charge related to a receivable from a major OEM customer in the current period. These decreases were offset by the loss on the sale of the BSD and goodwill amortization in the prior year period. Currency rate fluctuations decreased net income by $409,000 in the current period. Net (loss) income per share amounted to a loss of $(0.06) basic and diluted for the six months ended December 31, 2001, as compared to income of $0.12 basic and diluted for the six months ended December 31, 2000. Excluding the effects of currency translation and the one-time items noted above, pro forma net income would have increased by $898,000 to $1,137,000 ($0.08 per diluted share) for the six months ended December 31, 2001 from $239,000 ($0.02 per diluted share) for the six months ended December 31, 2000.


SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the six months ended December 31, 2001 increased by $1,260,000, or 1.8%, to $69,923,000 from $68,663,000 for the six months ended
December 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $4,572,000, otherwise, net sales would have increased by $5,832,000 in the current period. This increase is primarily the result of increased sales levels of spray dampening equipment, fluid management products, consumables and cleaning products, particularly in the Company's Japanese and Swedish entities, offset by reduced sales levels of inserters.

      Operating income amounted to $2,997,000 (4.3% of net sales) for the six months ended December 31, 2001, as compared to $2,561,000 (3.8% of net sales) for the same period in the prior year, an increase of $436,000. Currency rate fluctuations decreased the current year's operating income by $414,000, otherwise operating income would have increased by $850,000 in the current period. This increase is primarily the result of the overall increase in sales levels discussed above, and decreased compensation and commission costs and goodwill amortization in the current period. The increase in operating income was offset by, increased marketing and trade show costs, and higher research and development labor and project costs, and a $251,000 bad debt charge related to a large OEM customer in the current period.


THREE MONTHS ENDED DECEMBER 31, 2001 VS. THREE MONTHS ENDED DECEMBER 31, 2000

CONSOLIDATED RESULTS

      Net sales for the three months ended December 31, 2001 decreased by $9,583,000, or 20.9%, to $36,175,000 from $45,758,000 for the three months ended
December 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $1,912,000 in the current period. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, net sales would have increased by $3,157,000, which is primarily the result of increased sales of spray dampening equipment, fluid management products and consumables, offset by decreased sales levels of inserters.

      Gross profit for the three months ended December 31, 2001 was $11,495,000 (31.8% of net sales), as compared to $13,690,000 (29.9% of net sales) for the three months ended December 31, 2000, a decrease of $2,195,000 or 16.0%. Currency rate fluctuations decreased gross profit by $736,000 in the current period, otherwise, gross profit would have decreased by $1,459,000. Gross profit as a percentage of net sales increased primarily due to the decreased margins associated with the RHG products not included in the current period and to increased volumes of spray dampening equipment, cleaning products and consumables offset by decreased sales volumes of inserters in the current period. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, gross profit would have increased by $888,000 in the current period.

      Selling, general and administrative expenses amounted to $7,132,000 (19.7% of net sales), for the three months ended December 31, 2001 as compared to $8,909,000 (19.5% of net sales) for the same period in the prior year, a decrease of $1,777,000 or 19.9%. Currency rate fluctuations decreased these expenses by $202,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,575,000. Selling expenses decreased by $648,000 which primarily relates to the exclusion of these expenses associated with the divested RHG, to decreased travel costs, and to decreased compensation and commission expenses associated with reduced sales volumes, offset by increased marketing and trade show costs. General and administrative expenses decreased by $927,000 primarily due to the exclusion of these costs associated with the divested RHG, to decreased consulting costs, the reversal of approximately $300,000 of prior accruals associated with the Company's profit-sharing contribution, to decreased goodwill amortization of $246,000 due to the adoption of FAS 142 and a $195,000 partial recovery of a previously recorded bad debt of one of our large OEM customers. These decreases were primarily offset by increased consulting costs and interest forgiveness of $112,000 related to a loan to an officer of the Company. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, selling, general and administrative expenses would have decreased by $833,000 in the current period.

      Engineering, and research and development expenses decreased by $517,000 over the same period in the prior year. Currency rate fluctuations decreased these expenses by $141,000 in the current period. Otherwise, these expenses would have decreased by $376,000. This decrease relates primarily to the exclusion of these expenses associated with the divested RHG, offset by increased research and development labor and project costs. As a percentage of net sales, engineering and research and development expenses increased by 1.0% to 10.3% for the three months ended December 31, 2001 compared to 9.3% for the same period in the prior year. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, engineering and research and development expenses would have increased by $226,000 in the current period.

      The Company recorded a restructuring charge of $412,000 for the three months ended December 31, 2001. This restructuring charge represents additional charges, primarily consulting costs incurred related to the restructuring plan announced in March 2000.

      Interest expense for the three months ended December 31, 2001 was $450,000 as compared to $612,000 for the three months ended December 31, 2000. Currency rate fluctuations increased interest expense by $2,000 in the current period. Otherwise, interest expense would have decreased by $164,000. This decrease was primarily due to lower interest rates and lower long-term debt levels during the period. Interest income amounted to $108,000 and $90,000 for the three months ended December 31, 2001 and 2000, respectively. This increase in interest income is primarily due to increased funds available for investment, due primarily to the proceeds from the divestiture of the RHG, offset by lower interest rates in the current period. Currency rate fluctuations decreased interest income by $15,000 in the current period.

      Other income and expense includes net foreign currency transaction (losses) gains of $(5,000) and $213,000 for the three months ended December 31, 2001 and 2000, respectively. Currency rate fluctuations increased other expenses by $12,000 in the current year period. The net foreign currency transaction losses include $1,000 and $8,000 on the ineffective portions of derivative financial instruments, which qualify as cash flow hedges. Other income and expense in the current year period also includes a $170,000 charge for an interest rate swap which no longer qualifies as a hedge in accordance with FAS 133 and a $255,000 write-down of deferred financing costs as more fully described in Notes 3 and 7 of this report on Form 10-Q for the six months ended December 31, 2001. Both of these charges resulted from the Company entering into the Amended Credit Facility. Other income and expense in the prior year period includes a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit.

      The Company's effective tax rate on income before taxes was 46.3% for the three months ended December 31, 2001, compared to 45.2% for the three months ended December 31, 2000. Currency rate fluctuations decreased the provision for income taxes by $68,000 in the current period. The increase in the current period's effective tax rate is primarily due to a reduction in valuation allowances in foreign tax jurisdictions and decreased income in high tax jurisdictions.

      The Company's net income amounted to $159,000 for the three months ended December 31, 2001, compared to $1,170,000 for the three months ended December 31, 2000. This decrease of $1,011,000 is primarily due to higher net income associated with the divested companies in the prior year period, a favorable settlement related to a patent litigation suit offset by goodwill amortization, also in the prior year and restructuring costs and other one-time net charges in the current period. These decreases were offset by a partial recovery of a bad debt charge related to a large OEM customer in the current year period. Currency rate fluctuations decreased net income by $354,000 in the current period. Net income per share amounted to $0.01 basic and diluted for the three months ended December 31, 2001, as compared to $0.08 basic and diluted for the three months ended December 31, 2000. Excluding the effects of currency translation and the one-time items noted above, pro forma net income would have increased by $658,000 to $454,000 ($0.03 per diluted share) for the three months ended December 31, 2001, compared to a pro forma net loss of $204,000 ($0.01 per diluted share) for the three months ended December 31, 2000.


SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the three months ended December 31, 2001 increased by $1,288,000, or 3.7%, to $36,175,000 from $34,887,000 for the three months ended
December 31, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $2,097,000, otherwise, net sales would have increased by $3,385,000 in the current period. This increase is primarily the result of increased sales levels of spray dampening equipment, fluid management products, consumables and cleaning products, offset by decreased sales levels of inserters.

      Operating income amounted to $2,760,000 (7.6% of net sales) for the three months ended December 31, 2001, as compared to $1,646,000 (4.7% of net sales) for the same period in the prior year, an increase of $1,114,000. Currency rate fluctuations decreased the current year's operating income by $291,000. Otherwise operating income would have increased by $1,405,000 in the current period. This increase is primarily the result of the overall increase in sales levels discussed above, and to the decreased consulting costs and goodwill amortization, offset by increased research and development labor and project costs in the current year period.

              LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2001
                          LIQUIDITY AND WORKING CAPITAL

      On October 31, 2000, the Company entered into a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 Revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), which included the removal of the Acquisition Line, a reduction in the Revolver to $21,000,000 (subject to a borrowing base described below), and a change in the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matures on June 30, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. At December 31, 2001, the Company has outstanding borrowings of $18,014,000 under the Revolver, including $2,264,000 under outstanding letters of credit and accordingly has classified the entire outstanding balance under the Revolver as current. The Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver.

      The Amended Credit Facility provides for a new borrowing structure which enables the Company to borrow a percentage of eligible domestic accounts receivable, domestic inventory, the appraised value of the Company's Emporia, Kansas facility, the net book value of domestic machinery and equipment and certain royalty streams, as defined (collectively the "Borrowing Base") up to a maximum of $21,000,000. The Amended Credit Facility also provides that $5,000,000 (less outstanding letters of Credit) may be borrowed in addition to the amounts available under the Borrowing Base. Interest on the Revolver is charged at LIBOR plus 3.25% per annum or at an alternative base rate, as defined, plus 1% per annum. Interest on the Term Loan is charged at LIBOR plus 4.25% per annum.

      The Amended Credit Facility is collateralized by a pledge of the capital stock and certain domestic assets of the Company's subsidiaries, includes certain restrictions which limit the incurrence of debt and prohibit dividend payments among other things, and requires the Company to maintain certain financial covenants. These covenants include a minimum tangible net worth covenant, beginning with the quarter ended December 31, 2001, and also require minimum operating income covenants of $250,000 for the quarter ended December 31, 2001, $1,250,000 for the quarter ending March 31, 2002 and $1,750,000 for the quarter ending June 30, 2002.

      The ability to satisfy the above covenants depends in part on management's successful execution of its restructuring plan as discussed in Note 9, and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. If the covenants are not met, amounts outstanding under the Amended Credit Facility would become payable on demand. Management believes that alternative sources of financing are available to refinance the existing facilities on a long-term basis, which the Company is currently pursuing. However, if the loans become due on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

      As a result of the reduction in available borrowings under the Amended Credit Facility, and the revised maturity date, the Company was required to write-down a portion of the related unamortized deferred financing costs initially recorded in connection with obtaining the Credit Facility. Accordingly, the Company took a charge against earnings of $255,000 during the quarter ended December 31, 2001, which is included in "Other income and expense." The Company incurred additional costs of approximately $160,000 associated with entering into the Amended Credit Facility of which $100,000 has been paid by December 31, 2001. The Company will amortize the remaining deferred financing costs through October 1, 2002, the maturity date of the Amended Credit Facility.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $24,517,000, including amounts available under the Revolver. As of December 31, 2001, the Company had $20,168,000 outstanding under these lines of credit including $18,014,000 under the Revolver. The Revolver includes $2,264,000 associated with outstanding letter of credit, all of which is classified as current. Total debt levels as reported on the balance sheet at December 31, 2001 are $3,000 lower than they would have been if June 30, 2001 exchange rates had been used.

      The Company's working capital decreased by $8,589,000 or 38.3% from $22,409,000 at June 30, 2001, to $13,820,000 at December 31, 2001. Foreign
currency rate fluctuations accounted for an increase of $147,000, and the effect of the RHG divesture decreased working capital by $2,394,000. Excluding the effects of the sale of the RHG and the impact of foreign currency, working capital would have decreased by $6,342,000. Working capital decreased primarily due to a portion of long-term debt being reclassified on a short-term basis. Working capital also decreased due to increases in accounts payable and customer deposits. Offsetting these items were increases in cash and inventories and decreases in income taxes payable. On September 26, 2001, the Company divested its RHG. The proceeds of $6,800,000 were utilized to reduce outstanding bank debt by $4,500,000 in October 2001, for estimated transaction and other associated costs of approximately $1,600,000 and for general working capital purposes.

      The Company generated $5,919,000 and $2,843,000 from investing activities for the six months ended December 31, 2001 and 2000, respectively. The increase in cash provided by investing activities is primarily the result of higher proceeds on the sale of the RHG and POD in the current year period than from the sale of BSD in the prior year period. Net capital expenditures made to meet the normal business needs of the Company for the six months ended December 31, 2001 and 2000, respectively, including commitments for capital lease payments, were $909,000 and $1,142,000, respectively.

      The net cash used by financing activities was $1,988,000 for the six months ended December 31, 2001 as compared to $2,139,000 for the six months ended December 31, 2000. The difference was primarily caused by a payment of a note payable and to reduced treasury stock purchases in the current period.

      On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company has continued to receive timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At December 31, 2001, the Company's balance sheet included approximately $1,473,000 of trade receivables from Goss, of which approximately $975,000 is reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $536,000 and $634,000 during the quarters ended June 30, 2001 and September 30, 2001, respectively. Further, the Company received $195,000 of these previously reserved accounts during the quarter ended December 31, 2001. As a result, the Company reversed $195,000 of this previously recorded allowance to earnings as a recovery of a bad debt charge.

      The Company believes its cash flow from operations, available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements for the near and long-term future.


EURO CONVERSION

      Effective January 1, 1999, the "Euro" became the new common currency for 11 countries of the European Community ("EC") (including Germany and France where the Company has operations). Other member states (including the United Kingdom and Sweden where the Company also has operations) may join in future years. Beginning January 1, 1999, transactions in the Euro became possible, with the national currencies continuing to circulate until January 1, 2002, when the Euro became the official functional currency for these 11 countries. During the transition period from January 1, 1999 to January 1, 2002, payments could be made using either the Euro or the national currencies at fixed exchange rates.

      Beginning January 1, 1999, the Company began conducting business with customers in both the Euro and the respective national currency. Systems and processes that were initially impacted by this dual currency requirement were customer billing and receivables, payroll and cash management activities, including cash collections and disbursements. To accomplish compliance, the Company made the necessary systems and process changes and worked with its financial institutions on various cash management issues. The Company's German and French operations began recording all business transactions in the Euro effective July 1, 2000 and July 1, 2001, respectively.

      The costs associated with implementing and completing the Euro conversion, as well as business and market implications, if any, associated with the Euro conversion, were not material to its results of operations or financial condition in any year or in the aggregate. The competitive impact of increased cross-border price transparency, however, is uncertain, both with respect to products sold by the Company, as well as products and services purchased by the Company.

      The Company's ongoing efforts with regard to the Euro conversion, and those of its significant customers and suppliers, including financial institutions may, at some time in the future, reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion, or that may cause unexpected competitive or market effects, all contrary to the foregoing statements. Any issue that may arise, if not resolved favorably, could have a material adverse effect on the Company's results of operations or financial condition in a future period.

IMPACT OF INFLATION

      The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

RECENTLY ISSUED ACCOUNTING STANDARDS:

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which will be effective for the Company beginning with the fiscal year ended June 30, 2003. FAS 143, addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of FAS 143 is not expected to have a material impact on the Company's financial statements.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. FAS 144 is effective for the Company's fiscal year ended June 30, 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more dispositions being reported as discontinued operations than permitted under current accounting principles.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended June 30, 2001. There have been no material changes during the six months ended December 31, 2001.

                           PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Stockholders was held on November 13, 2001.

(b) A brief description of matters voted upon and the results of the voting follows:

      Proposal 1 - To elect three Class II Directors to serve for three-year terms or until their respective successors are elected and qualify.

                   SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                                   Total Vote for     Total Vote Withheld
                                   Each Director      From Each Director
                                   -------------      ------------------
      CLASS A & B
      Gerald A. Nathe               18,958,309            6,013,562
      Henry F. McInerney            24,754,473              217,798

      CLASS B
      Mark T. Becker                11,318,643              212,398


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.48 Amended and Restated Credit Agreement among Baldwin Americas
                  Corporation, Baldwin Europe Consolidated, Inc. and Baldwin Asia Pacific Corporation, as Borrowers, the other credit parties signatory thereto, the Lenders (as defined in the Credit Agreement), Fleet National Bank, as Administrative Agent, and First Union National Bank, as Documentation Agent, dated as of January 28, 2002. (filed herewith).

            10.49 Employment Agreement dated September 19, 2001 and effective as of November 1, 2001 between Baldwin Technology Company, Inc. and Karl S. Puehringer (filed herewith).

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended December 31, 2001.

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


Dated:      February 13, 2002