Form 10-Q
period 2002-03-31
BALDWIN TECHNOLOGY CO INC
filed 2002-05-15
CIK 805792

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[Mark one]

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For quarter ended        March 31, 2002
                               ------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ___________

                          Commission file number 1-9334
                                                 ------

                        BALDWIN TECHNOLOGY COMPANY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   12-3258160
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         Twelve Commerce Drive, Shelton, Connecticut             06484
         -------------------------------------------           ----------
          (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 203-402-1000
                                                            ------------

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          YES   X                                   NO
               ---                                     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding at April 30, 2002
          --------------------                 -----------------------------
          Class A Common Stock
             $0.01 par value                           12,828,647

          Class B Common Stock
             $0.01 par value                            2,185,883

================================================================================

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                 Page
                                                                                 -----
Part I   Financial Information

         Item 1   Financial Statements

                  Consolidated Balance Sheets at March 31, 2002 (unaudited)
                  and June 30, 2001                                               1-2

                  Consolidated Statements of Income for the three
                  and nine months ended March 31, 2002 (unaudited)
                  and 2001 (unaudited)                                             3

                  Consolidated Statements of Changes in Shareholders'
                  Equity for the nine months ended March 31, 2002 (unaudited)
                  and 2001 (unaudited)                                             4

                  Consolidated Statements of Cash Flows for the nine
                  months ended March 31, 2002 (unaudited) and 2001
                  (unaudited)                                                     5-6

                  Notes to Consolidated Financial Statements (unaudited)          7-16

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      17-27

         Item 3   Quantitative and Qualitative Disclosures About
                  Market Risk                                                      27


Part II  Other Information

         Item 6   Exhibits and Reports on Form 8-K                                 28


Signatures                                                                         29

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                     March 31,      June 30,
                                                                          2002          2001
                                                                   -----------      --------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $  5,646        $  6,590
  Accounts receivable trade, net of allowance for doubtful
    accounts of $1,839 ($1,943 at June 30, 2001)                      28,107          30,587
  Notes receivable, trade                                             11,137          11,416
  Inventories, net                                                    25,613          33,051
  Deferred taxes                                                       5,484           5,196
  Prepaid expenses and other                                           8,356           7,486
                                                                    --------        --------
                  Total Current Assets                                84,343          94,326
                                                                    --------        --------
MARKETABLE SECURITIES:
  Cost $549 ($564 at June 30, 2001)                                      498             558
                                                                    --------        --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings                                                   2,567           2,532
  Machinery and equipment                                              4,188           3,449
  Furniture and fixtures                                               4,435           3,827
  Leasehold improvements                                                 413             218
  Capital leases                                                         337             651
                                                                    --------        --------
                                                                      11,940          10,677
  Less:  Accumulated depreciation and amortization                    (5,928)         (5,152)
                                                                    --------        --------
Net Property, Plant and Equipment                                      6,012           5,525
                                                                    --------        --------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
  less accumulated amortization of $3,271 ($3,010 at
  June 30, 2001)                                                       1,977           1,888

GOODWILL, less accumulated amortization of $5,118
   ($5,284 at June 30, 2001)                                          14,139          14,295

DEFERRED TAXES                                                         7,365          10,550

OTHER ASSETS                                                           6,154           6,748
                                                                    --------        --------

TOTAL ASSETS                                                        $120,488        $133,890
                                                                    ========        ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       March 31,      June 30,
                                                                            2002          2001
                                                                     -----------      --------
                                                                     (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                      $  4,768        $  3,529
   Current portion of long-term debt                                    16,754          10,531
   Accounts payable, trade                                               9,398          12,761
   Notes payable, trade                                                  9,995           9,112
   Accrued salaries, commissions, bonus and
    profit-sharing                                                       3,033           5,096
   Customer deposits                                                     4,997           6,861
   Accrued and withheld taxes                                            1,255           1,625
   Income taxes payable                                                  2,427           5,345
   Other accounts payable and accrued liabilities                       14,650          17,057
                                                                      --------        --------
                  Total current liabilities                             67,277          71,917
                                                                      --------        --------

LONG TERM LIABILITIES:
   Long-term debt                                                          487           8,428
   Other long-term liabilities                                           7,293           8,085
                                                                      --------        --------
                  Total long-term liabilities                            7,780          16,513
                                                                      --------        --------
                  Total liabilities                                     75,057          88,430
                                                                      --------        --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
     16,458,849 shares issued                                              165             165
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
     2,185,883 shares issued (2,000,000 at June 30, 2001)                   21              20
   Capital contributed in excess of par value                           56,986          57,496
   Retained Earnings                                                     7,538           7,457
   Accumulated other comprehensive loss                                 (6,405)         (6,334)
   Less: Treasury stock, at cost:
     Class A - 3,630,202 shares
       (3,583,702 at June 30, 2001)

     Class B - zero shares (189,117 at June 30, 2001)                  (12,199)        (13,344)
   Note receivable from key executive for common stock issuance           (675)              0
                                                                      --------        --------
                  Total shareholders' equity                            45,431          45,460
                                                                      --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $120,488        $133,890
                                                                      ========        ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 For the three months       For the nine months
                                                   ended March 31,            ended March 31,
                                                 --------------------      ----------------------
                                                   2002         2001         2002          2001
                                                 -------      -------      --------      --------
Net Sales                                        $38,921      $47,575      $113,635      $138,293
Cost of goods sold                                26,620       33,510        78,730        96,385
                                                 -------      -------      --------      --------

Gross Profit                                      12,301       14,065        34,905        41,908
                                                 -------      -------      --------      --------

Operating Expenses:
  General and administrative                       4,550        6,048        13,811        16,193
  Selling                                          3,016        3,733        10,212        12,037
  Engineering                                      2,131        2,909         6,835         8,660
  Research and Development                         1,612        1,367         4,707         4,064
  Provision for loss on the disposition of
    pre-press operations                               0         (472)          (86)         (472)
  Restructuring charges                              289           95           795            95
                                                 -------      -------      --------      --------
                                                  11,598       13,680        36,274        40,577
                                                 -------      -------      --------      --------
 Operating income (loss)                             703          385        (1,369)        1,331
                                                 -------      -------      --------      --------

Other (income) expense:
  Interest expense                                   419          627         1,279         1,663
  Interest income                                    (67)         (74)         (216)         (231)
  Royalty income, net                             (1,106)        (680)       (3,122)       (3,011)
  Other (income) expense, net                        (94)         (59)          292          (778)
                                                 --------     -------      --------      --------
                                                    (848)        (186)       (1,767)       (2,357)
                                                 --------     -------      --------      --------

Income before income taxes                         1,551          571           398         3,688

Provision for income taxes                           513          239           317         1,549
                                                 -------      -------      --------      --------

Net income                                       $ 1,038      $   332      $     81      $  2,139
                                                 =======      =======      ========      ========

Net income per share - basic and diluted         $  0.07      $  0.02      $   0.01      $   0.14
                                                 =======      =======      ========      ========

Weighted average shares outstanding:
Basic and diluted                                 15,016       14,709        14,882        14,818
                                                 =======      =======      ========      ========




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)

                              Class A            Class B         Capital               Accumulated
                            Common Stock      Common Stock     Contributed                Other          Treasury Stock
                        ------------------  -----------------   in Excess   Retained  Comprehensive  ----------------------
                          Shares    Amount   Shares    Amount     of Par    Earnings      Loss         Shares      Amount
                        ----------  ------  ---------  ------  -----------  --------  -------------  -----------  ---------
Balance at
 June 30, 2001          16,458,849   $165   2,000,000   $20      $57,496     $7,457     $(6,334)     (3,772,819)  $(13,344)

Net income for the
  nine months ended
  March 31, 2002                                                                 81

Translation adjustment                                                                     (183)

Unrealized loss on
  available-for-sale
  securities,
  net of tax                                                                                (30)

Unrealized gain on
  forward contracts                                                                         142

Comprehensive
  Income

Issuance of Class B
  Common Stock to key
  executive                                   185,883     1       (510)                                 189,117      1,184

Purchase of
 treasury stock                                                                                         (46,500)       (39)
                        ----------   ----   ---------   ---    -------       ------     -------      ----------   --------
Balance at
 March 31, 2002         16,458,849   $165   2,185,883   $21    $56,986       $7,538     $(6,405)     (3,630,202)  $(12,199)
                        ==========   ====   =========   ===    =======       ======     =======      ==========   ========


                            Note
                         Receivable
                          from Key
                        Executive for
                        Common Stock    Comprehensive
                          Issuance         Income
                        -------------   -------------
Balance at
 June 30, 2001             $   0

Net income for the
  nine months ended
  March 31, 2002                           $  81

Translation adjustment                      (183)

Unrealized loss on
  available-for-sale
  securities,
  net of tax                                 (30)

Unrealized gain on
  forward contracts                          142
                                           -----
Comprehensive
  Income                                   $  10
                                           =====

Issuance of Class B
  Common Stock to key
  executive                 (675)

Purchase of
 treasury stock
                           -----
Balance at
 March 31, 2002            $(675)
                           =====

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             For the nine months
                                                                               ended March 31,
                                                                           -----------------------
                                                                             2002           2001
                                                                           -------        --------
Cash flows from operating activities:
 Net income                                                                $    81        $  2,139
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation and amortization                                             1,471           2,542
   Accrued retirement pay                                                      545             (28)
   Provision for losses on accounts receivable                                 955               0
   Loss from disposition of businesses                                           8             650
   Restructuring charges                                                       795              95
   Deferred income taxes                                                     1,940               0
   Write-off of deferred debt financing costs                                  255               0
   Changes in assets and liabilities, net of
    businesses sold:
      Accounts and notes receivable                                         (3,357)         (7,706)
      Inventories                                                              150          (1,981)
      Prepaid expenses and other                                            (2,442)         (1,169)
      Other assets                                                             153             330
      Customer deposits                                                        417           2,008
      Accrued compensation                                                  (1,670)            189
      Payments against restructuring charges                                (2,695)           (901)
      Accounts and notes payable, trade                                       (718)          1,210
      Income taxes payable                                                  (3,011)            (83)
      Accrued and withheld taxes                                               (58)           (450)
      Other accounts payable and accrued liabilities                         1,323             930
      Interest payable                                                        (231)           (269)
                                                                           -------        --------
         Net cash used by operating activities                              (6,089)         (2,494)
                                                                           -------        --------

Cash flows from investing activities:
   Proceeds from disposition of businesses, net                              6,828           3,985
   Additions of property, net                                               (1,397)         (1,945)
   Additions of patents, trademarks and drawings, net                         (346)           (278)
                                                                           -------        --------
         Net cash provided by investing activities                           5,085           1,762
                                                                           -------        --------

Cash flows from financing activities:
   Long-term and short-term debt borrowings                                  9,466          41,329
   Long-term and short-term debt repayments                                 (9,694)        (40,078)
   Principal payments under capital lease obligations                          (17)             (3)
   Payment of debt financing costs                                            (222)              0
   Other long-term liabilities                                                 493             629
   Purchases of treasury stock                                                 (39)           (129)
                                                                           -------        --------
         Net cash (used) provided by financing activities                      (13)          1,748
                                                                           -------        --------

Effects of exchange rate changes                                                73            (776)
                                                                           -------        --------
Net (decrease) increase in cash and cash equivalents                          (944)            240
Cash and cash equivalents at beginning of period                             6,590           7,914
                                                                           -------        --------
Cash and cash equivalents at end of period                                 $ 5,646        $  8,154
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                           For the nine months
                                                             Ended March 31,
                                                          ---------------------
                                                           2002           2001
                                                          ------         ------
Cash paid during the period for:
   Interest                                               $1,510         $1,394
   Income Taxes                                           $3,064         $1,249

         The Company did not enter into any capital lease agreements for either of the nine months ended March 31, 2002 or 2001.


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

         The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest Annual Report on Form 10-K for the year ended June 30, 2001. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation.

         As more fully described in Note 3, the Company did not satisfy the minimum operating income covenant required by its credit agreement for the quarter ended March 31, 2002; accordingly, amounts outstanding under the credit agreement have become payable on demand. Management believes that alternative sources of financing are available to refinance the existing facilities on a long-term basis, which the Company is currently pursuing. However, if alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

NOTE 2 - ACCOUNTING CHANGES:

         Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have an impact on the consolidated results of operations, the consolidated financial position or the liquidity of the Company.

         Effective July 1, 2001, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). As a result, the Company no longer amortizes goodwill, and has not recorded any goodwill amortization for either of the three or nine months ended March 31, 2002. Changes in the recorded balances of goodwill and the associated accumulated amortization from June 30, 2001 to March 31, 2002 are the result of the effects of foreign currency fluctuations. Net income and net income per share (basic and diluted) would have been approximately $237,000 and $734,000 or $0.02 and $0.05 higher, respectively, had the provisions of FAS 142 been applied to the results of operations for the three and nine months ended March 31, 2001. FAS 142, requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead to be tested for impairment at the reporting unit level at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 142, provides a six-month transitional period from the effective date of adoption to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, a second test must be performed to measure the amount of the impairment. The Company determined the fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. The initial impairment analysis performed within the six month transitional period from the effective date of adoption indicated that goodwill was not impaired and therefore, no charge to earnings was recorded. Goodwill will be required to be reviewed for impairment at least on an annual basis, which the Company will perform at the beginning of each fiscal year.

NOTE 3 - REVOLVING CREDIT FACILITY:

         On October 31, 2000, the Company entered into a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 Revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), which included the removal of the Acquisition Line, a reduction in the Revolver to $21,000,000 (subject to a borrowing base described below), and a change in the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matures on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. At March 31, 2002, the Company had outstanding borrowings of $16,650,000 under the Revolver and Term Loan, plus outstanding letters of credit of $2,867,000. Accordingly, all amounts outstanding under the Revolver, and the Term Loan have been classified as current. The Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver.

         The Amended Credit Facility provides for a new borrowing structure which enables the Company to borrow certain specified percentages of eligible domestic accounts receivable, domestic inventory, the appraised value of the Company's Emporia, Kansas facility, the net book value of domestic machinery and equipment and certain royalty streams, as defined (collectively the "Borrowing Base") up to a maximum of $21,000,000. The Amended Credit Facility also provides that $5,000,000 (less outstanding letters of Credit) may be borrowed in addition to the amounts available under the Borrowing Base. Interest on the Revolver is charged at LIBOR plus 3.25% per annum or at an alternative base rate, as defined, plus 1% per annum. Interest on the Term Loan is charged at LIBOR plus 4.75% per annum.

         The Amended Credit Facility is collateralized by a pledge of the capital stock and certain domestic assets of the Company's subsidiaries, includes certain restrictions which limit the incurrence of debt and prohibit dividend payments among other things, and requires the Company to maintain certain financial covenants. These covenants include a minimum tangible net worth covenant, beginning with the quarter ended December 31, 2001, and also require minimum operating income covenants of $250,000 for the quarter ended December 31, 2001, $1,250,000 for the quarter ended March 31, 2002 and $1,750,000 for the quarter ending June 30, 2002.

         The Company did not satisfy the above minimum operating income covenant for the quarter ended March 31, 2002; accordingly, amounts outstanding under the Amended Credit Facility have become payable on demand. Management believes that alternative sources of financing are available to refinance the existing facilities on a long-term basis, which the Company is currently pursuing. However, if alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

         As a result of the reduction in available borrowings under the Amended Credit Facility, and the revised maturity date, the Company was required to write-down a portion of the related unamortized deferred financing costs initially recorded in connection with obtaining the Credit Facility. Accordingly, the Company took a charge against earnings of $255,000 during the quarter ended December 31, 2001, which is included in "Other income and expense." The Company incurred additional costs of approximately $222,000 associated with entering into the Amended Credit Facility. The Company will amortize the remaining deferred financing costs through October 1, 2002, the maturity date of the Amended Credit Facility.

         The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $24,979,000, including amounts available under the Revolver. As of March 31, 2002, the Company had $21,418,000 outstanding under these lines of credit including $16,650,000 under the Revolver and Term Loan. Total debt levels as reported on the balance sheet at March 31, 2002 are $40,000 higher than they would have been if June 30, 2001 exchange rates had been used.

NOTE 4 - EARNINGS PER SHARE:

         Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted income (loss) per share include zero additional shares for each of the three and nine months ended March 31, 2002 and 2001, which represent potentially dilutive securities. Outstanding options to purchase 1,516,000 and 1,655,000 shares of the Company's common stock for the three and nine months ended March 31, 2002 and 2001, respectively, are not included in the above calculation to compute diluted income per share as they have an anti-dilutive effect.

NOTE 5 - OTHER COMPREHENSIVE INCOME/(LOSS):

         Accumulated Other Comprehensive Income/(Loss) ("OCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. OCI is included in stockholders' equity in the consolidated balance sheets and consists of cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and unrealized gains and losses on derivative instruments.

         OCI consists of the following:


                                                March 31, 2002    June 30, 2001
                                                --------------    -------------
                                                   (Unaudited)
Cumulative translation adjustments                $(6,215,000)     $(6,032,000)
Unrealized loss on investments,
   net of deferred taxes of $21,000
   ($3,000 at June 30, 2001)                          (33,000)          (3,000)
Unrealized loss on derivatives,
   net of deferred taxes of $23,000
   ($0 at June 30, 2001)                             (157,000)        (299,000)
                                                  -----------      -----------
                                                  $(6,405,000)     $(6,334,000)
                                                  ===========      ===========

NOTE 6 - INVENTORIES:

         Inventories consist of the following:


                                         March 31, 2002          June 30, 2001
                                         --------------          -------------
                                            (Unaudited)
Raw materials                               $17,107,000           $18,801,000
In process                                    4,726,000             7,197,000
Finished Goods                                3,780,000             7,053,000
                                            -----------           -----------
                                            $25,613,000           $33,051,000
                                            ===========           ===========

         Translation effects of foreign currency increased inventories by $23,000 from June 30, 2001 to March 31, 2002.

NOTE 7 - DERIVATIVES:

         The Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") effective July 1, 2000. During the three and nine months ended March 31, 2002, the Company had currency futures contracts and an interest rate swap agreement that qualified as cash flow hedges; accordingly, the gain or loss was recorded in OCI and will be recognized when the hedged items affect earnings. On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this Swap added $113,000 and $263,000, respectively to interest expense for the three and nine months ended March 31, 2002 and a $186,000 pre-tax ($97,000 after-tax) loss to OCI at March 31, 2002.

         The fair value of the Swap at March 31, 2002 was a loss of $319,000. Of this amount, $186,000 has been recorded in OCI and the remaining $133,000 has been charged against earnings. The company recognized a charge of $170,000 in the quarter ended December 31, 2001 and a credit of $37,000 in the quarter ended March 31, 2002, which was recorded in "Other income and expense" in the accompanying consolidated statements of income. As a result of entering into the Amended Credit Facility and changing various provisions of the original agreement including the maturity date, the Swap no longer qualified as a hedge pursuant to FAS 133. The remaining loss of approximately $186,000 recorded in OCI as of March 31, 2002, will be amortized to earnings through October 1, 2002, the maturity date of the Amended Credit Facility. Future changes in the fair value of the Swap, will be recorded in earnings.

         Hedge ineffectiveness, determined in accordance with FAS 133, had no material impact on earnings for the three and nine months ended March 31, 2002 and 2001. At July 1, 2000, the Company had a derivative that did not qualify as a hedge pursuant to FAS 133. A $345,000 pre-tax gain related to this derivative instrument, was recorded in other income in the first quarter of the fiscal year ended June 30, 2001.

         Unrealized net gains (losses) included in OCI are as follows:


                                             March 31, 2002      March 31, 2001
                                             --------------      --------------
Balance at beginning of period                 $(299,000)          $       0
Additional gains (losses), net                  (201,000)           (266,000)
Amounts reclassified to earnings, net            343,000              15,000
                                               ---------           ---------
Balance at end of period                       $(157,000)          $(251,000)
                                               =========           =========

         The unrealized net loss of $157,000 at March 31, 2002 is primarily comprised of a loss on an interest rate swap of $162,000 and a gain on futures contracts of $5,000. The net unrealized loss associated with the currency futures contracts, which expire at various times through July 31, 2002, is expected to be reclassified to earnings during the next twelve months. Other income and expense, net for the nine months ended March 31, 2002, includes a $206,000 loss on certain derivative financial instruments, which became speculative and no longer qualified as hedges pursuant to FAS 133 as a result of the divestiture of the Roll Handling Group ("RHG").

NOTE 8 - ADJUSTMENT OF PROVISION FOR THE DISPOSITION OF PRE-PRESS OPERATIONS:

         In June 1997, the Company sold all of the outstanding shares of its former Pre-Press Operations ("PPO") to Kaber Imaging, Inc. ("Kaber" or "Buyer"). The Company recorded a loss on this disposition in the amount of $42,407,000 in the fiscal year ended June 30, 1997. When the Company acquired the PPO, in July 1991, the Company assumed two existing guarantees that were being provided by the previous owner. These guarantees consisted of: 1.) a guarantee to Forsakring Pensiongaranti ("FPG"), a Swedish pension obligation surety bond firm, in the form of a guarantee bond covering the quasi Swedish government retirement plan, and 2.) a guarantee directly to a group of individual employees who were members of a separate plan. The assumption by Kaber of the pension obligations was unconditional.

         The Company's purchase of the PPO in July 1991 included a liability for an unfunded pension obligation of approximately $4,309,000. This obligation was adjusted annually in accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions", until the PPO was sold in June 1997.

         The purchase and sale agreement for the sale of the PPO to Kaber in June 1997 included provisions for the Buyer to assume all pension liabilities related to the PPO, to use its best efforts to gain the release of the Company from the guarantees and to reimburse the Company for any and all costs incurred by the Company associated with the guarantees. The provisions and liabilities for both the plan covered by the FPG surety bond and a group plan for the individual retirees were assumed by the Buyer and resulted in no curtailment of either plan. At the time that the PPO was sold to Kaber, management conducted due diligence of Kaber and its financial backers and believed that Kaber had the financial ability to satisfy these guarantees.

         Subsequent to the sale of the PPO, Kaber and related domestic subsidiaries filed for protection in the United States under Chapter 11 of the bankruptcy code in February 1999, which caused similar filings by Kaber's foreign subsidiaries. During the period July 1997 through February 1999, Kaber failed to gain the release of the Company from the guarantees, which remained in place. In March 1999, the Company was contacted by FPG, the surety bond holder, to fulfill the Company's guarantee of the pension obligation. Neither Kaber, nor its Swedish subsidiaries, which were in liquidation, possessed the financial capability to fulfill its obligation. Based on the demands from FPG, and representatives of the members of the separate plan and Kaber's bankruptcy, the Company recognized a liability for the estimated amount of these obligations in its financial results by establishing a reserve in the amount of

$2,400,000 in the third quarter of the fiscal year ended June 30, 1999. The Company made payments to FPG of $1,567,000 and reduced the reserve by $472,000 to the estimated liability at June 30, 2001 of $361,000. During the quarter ended December 31, 2001, the Company further reduced the reserve by $86,000 to $275,000. The Company paid the remaining balance of $275,000 during March 2002 in full settlement of this obligation.

NOTE 9 - RESTRUCTURING CHARGE AND RELATED RESERVE:

         During March 2000, the Company entered into a restructuring plan that included the consolidation of production into certain facilities, and a reduction in total employment. Accordingly, the Company recorded a restructuring charge in the amount of $5,664,000 in the third quarter of the fiscal year ended June 30, 2000. In June 2001, the Company expanded its restructuring efforts under this restructuring plan and closed additional facilities. As a result of expanding this restructuring plan, the Company recorded an additional restructuring charge of $2,277,000 in the fourth quarter of the fiscal year ended June 30, 2001. The restructuring charges in the current year period are primarily additional exit costs associated with this restructuring plan, which are expensed as incurred. These changes are expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industries. Prior to the restructuring plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have administration, sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Products that were previously being produced at multiple facilities are being consolidated with similar product lines at existing facilities. The following table details the components of the restructuring charges and the remaining reserve balances as of June 30, 2001 and March 31, 2002.

                                Remaining        Additional      Charges       Remaining
                                 Reserve       Restructuring     Against        Reserve
                              June 30, 2001       Charges        Reserve    March 31, 2002
                              -------------    -------------    ---------   --------------
                                                     (in thousands)
Severance                       $3,489              $  0         $(1,618)        $1,871
Facility lease
  termination costs              2,178                 0            (282)         1,896
Other costs                          0               795            (795)             0
                                ------              ----         -------         ------
Total Plan                      $5,667              $795         $(2,695)        $3,767
                                ======              ====         =======         ======

         Severance costs will be paid through August 31, 2002. Facility lease termination costs will be paid through April 30, 2006. As of March 31, 2002, $2,205,000 of the remaining reserve is included in "Other accounts payable and accrued liabilities" and the remaining $1,562,000 is included in "Other long-term liabilities".

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

         Net assets held for disposal related to the RHG were included in the following categories as of June 30, 2001:

Cash.............................................................   $    74,000
Accounts receivable, net of allowance of $12,000.................     7,124,000
Inventory, net...................................................     5,992,000
Prepaid expenses and other current assets........................       690,000
Accounts payable.................................................    (2,832,000)
Accrued salaries, commissions, bonus and profit-sharing..........      (812,000)
Customer deposits................................................    (1,691,000)
Accrued and withheld taxes.......................................      (386,000)
Income taxes payable.............................................       (64,000)
Other accounts payable and accrued liabilities...................    (1,361,000)
                                                                    -----------
Net assets held for disposal as of June 30, 2001.................   $ 6,734,000
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

         On September 27, 2000, the Company sold substantially all of the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the former management of BSD. The consideration received for the transaction, subject to certain post-closing adjustments, was the sum of (i) $6,750,000; minus (ii) all payments received (net of disbursements paid) on behalf of BSD for the period July 1, 2000 through September 27, 2000 amounting to $2,155,000; plus (iii) $175,000 in consideration for income tax obligations to be received at a later date. The total consideration received by the Company included 307,000 shares of the Company's Class A Common Stock valued at the average fair market price of the Company's Class A Common Stock for the ten days immediately prior to closing ($1.9875 per share). The Company recorded a pre-tax loss of $650,000 during the three months ended September 30, 2000, which was later adjusted to $831,000 as the associated disposition costs were greater than initially estimated.

         Net sales and operating income (loss) of BSD, the RHG, and the POD businesses combined, were as follows for the three and nine months ended March 31:

                                         Three months ended              Nine months ended
                                              March 31,                       March 31,
                                      ------------------------       ---------------------------
                                        2002           2001             2002            2001
                                      --------      ----------       ----------      -----------

Net Sales                             $      0      $8,037,000       $4,791,000      $30,092,000
Operating (loss) income               $(24,000)     $ (137,000)      $ (778,000)     $ 1,797,000

         In January 2002, the Company received a proposed Final Statement from the purchaser of the RHG setting forth certain potential purchase price adjustments. The Company has reviewed the proposed Final Statement and the potential adjustments to the purchase price, and has responded to the purchaser as required under the contract. The Company is currently negotiating certain disputed items with the purchaser and expects to resolve these disputes by the end of June 2002. The Company does not expect that the resolutions to these disputed items will have a material adverse effect on the Company's consolidated financial statements.

NOTE 11 - BUSINESS SEGMENT INFORMATION:

         On September 27, 2000, the Company sold substantially all of the assets of BSD and on September 26, 2001 the Company sold substantially all of the assets of the RHG. Together BSD and the RHG accounted for approximately 91% of net sales and 113% of operating loss of the Material Handling Group ("MHG") for the fiscal year ended June 30, 2001. Additionally, certain production facilities which were previously used to manufacture material handling equipment, primarily inserters, have been consolidated, and are now producing both inserters and other accessories and controls equipment. Therefore, the production of inserters, which had previously been reported in the MHG, is now reported in the Accessories and Controls segment. The Company also completed the sale of the POD business in November 2001. As a result of the divestitures of these businesses and the consolidation of certain production facilities, the Company has realigned its segment structure into one segment, the Accessories and Controls segment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. A segment's financial performance is primarily evaluated based on the operating profit of the segment.

         The Accessories and Controls segment is presented below for the three and nine months ended March 31, 2002, and 2001 (in thousands): All prior periods have been restated to conform to the current period's presentation.



                                       Three months ended           Nine months ended
                                            March 31                     March 31
                                     ----------------------      -----------------------
                                          (Unaudited)                  (Unaudited)
                                     ----------------------      -----------------------
                                       2002           2001         2002           2001
                                     -------        -------      --------       --------

Net Sales:
  Accessories and Controls           $38,921        $39,538      $108,844       $108,201
  Divested operations                      0          8,037         4,791         30,092
                                     -------        -------      --------       --------
       Total Net Sales               $38,921        $47,575      $113,635       $138,293
                                     =======        =======      ========       ========

         The effects of foreign currency translation reduced net sales by $2,720,000 ($0 related to the divested operations) and $7,567,000 ($260,000 related to the divested operations) for the three and nine months ended March 31, 2002, respectively.

                                                 Three months ended           Nine months ended
                                                       March 31,                  March 31,
                                                ---------------------       ---------------------
                                                     (Unaudited)                 (Unaudited)
                                                ---------------------       ---------------------
                                                  2002          2001          2002          2001
                                                -------       -------       -------       -------

Operating (loss) income:
  Accessories and Controls                      $ 2,504       $ 2,494       $ 5,501       $ 5,055
  Corporate                                      (1,777)       (1,972)       (6,092)       (5,521)
  Divested operations                               (24)         (137)         (778)        1,797
                                                -------       -------       -------       -------
       Total operating (loss) income                703           385        (1,369)        1,331
Interest expense, net                              (352)         (553)       (1,063)       (1,432)
Royalty income, net                               1,106           680         3,122         3,011
Other income (expense), net                          94            59          (292)          778
                                                -------       -------       -------       -------
       Income before income taxes               $ 1,551       $   571       $   398       $ 3,688
                                                =======       =======       =======       =======



                                              March 31,       June 30,
                                                2002            2001
                                              ---------       --------
                                                    (Unaudited)


Identifiable assets:
  Accessories and Controls                     $100,305       $ 98,084
  Corporate                                      20,183         21,926
  Divested operations                                           13,880
                                               --------       --------
        Total identifiable assets              $120,488       $133,890
                                               ========       ========



NOTE 12 - PROFIT SHARING PLAN

       The Company previously had three domestic profit sharing plans; The Enkel Corporation Retirement Plan (the "Enkel Plan"), the Kansa Corporation Profit-Sharing/401K Plan and Trust (the "Kansa Plan") and the Baldwin Technology Profit-Sharing and Savings Plan (the "Baldwin Plan"). The Enkel Plan, which covered the domestic employees of the divested RHG, was terminated in accordance with the provisions of the Enkel Plan. The Company has amended the Baldwin Plan to allow for the combining of the remaining two plans, the Baldwin Plan and the Kansa Plan into one plan, the Baldwin Plan, effective January 1, 2002. The amendments also include a change in both the vesting terms and timing of the Company's contribution to the Baldwin Plan. Previously, the Company's contribution was discretionary and made on an annual basis, based on the profitability of the Company and the participants vested in the Company's contribution according to a 7-year vesting schedule. The changes will enable the Company to match up to 5% of eligible compensation and the participants' interest in the Company's contribution to vest immediately. Participant contributions are made on a weekly basis, while the Company's matching contributions are made on a quarterly basis. The Company made its initial quarterly matching contribution in April 2002 for the three months ended March 31, 2002. During the quarter ended December 31, 2001, the Company's management decided not to make a discretionary contribution to the Baldwin Plan for the plan year ended December 31, 2001, which was previously reserved for. As a result, during the quarter ended December 31, 2001, the Company reversed to earnings approximately $300,000, which had been previously accrued and was unfunded in connection with the Baldwin Plan.

NOTE 13 - RELATED PARTIES

         In accordance with the employment agreement of John T. Heald, Jr., President and Chief Executive Officer of the Company, in October 2001, the Company sold to Mr. Heald 375,000 shares of the Company's Class B Common Stock at $1.80 per share in exchange for a demand promissory note in the amount of $675,000. The promissory note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were from treasury shares, and the balance of 185,883 shares, were newly issued shares. The promissory note is collateralized by the shares, and is due on the earlier of six months following termination or twelve months following termination, if termination is caused by the death of Mr. Heald. In the event that Mr. Heald sells any of these shares, a respective portion of the note is due five days following the sale of any of these shares.

       On November 30, 1993, the Company entered into a loan and pledge agreement and promissory note with Gerald A. Nathe, Director and then President of the Company, which was amended and restated on November 25, 1997. The loan was made to enable Mr. Nathe to purchase shares of the Company's Class B Common Stock from a non-employee shareholder. Mr. Nathe was loaned $1,817,000 to purchase 315,144 shares of the Company's Class B Common Stock. All of the shares purchased were pledged as collateral for the demand promissory note and the note bears interest, payable on the anniversary dates at LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October.

       At June 30, 2001, the balance of the note receivable from Mr. Nathe, including interest, was $1,556,000. In November 2001, the Board of Directors of the Company forgave an interest payment due from Mr. Nathe in the amount of $112,000 on the above loan, and such amount was recorded as compensation expense to Mr. Nathe, and included in "General and administrative expenses". The Company amended Mr. Nathe's employment agreement and loan and pledge agreement on February 26, 2002 with an effective date of November 14, 2001. The promissory note was cancelled and a new promissory note was issued for $1,500,000 the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%.

NOTE 14 - CUSTOMER BANKRUPTCY

         On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding. The Company has continued to receive timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At March 31, 2002, the Company's consolidated balance sheet included approximately $1,520,000 of trade receivables from Goss, of which approximately $570,000 relates to Goss' European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $950,000 is fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $536,000 and $634,000 during the quarters ended June 30, 2001 and September 30, 2001, respectively. Further, the Company received $195,000 of these previously reserved amounts during the quarter ended December 31, 2001. As a result, the Company reversed $195,000 of the previously recorded reserve to earnings as a recovery of a previously recorded bad debt charge in that same period.

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain factors, which have affected the financial position and consolidated financial statements of Baldwin Technology Company, Inc. ("Baldwin" or the "Company"). On September 27, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD"). As a result, the revenues and corresponding expenses attributable to BSD are included in these consolidated financial statements only for the period BSD was owned by the Company. The effects of this transaction on consolidated financial statement amounts are discussed below where significant.

         On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG"). All periods presented include the revenues and corresponding expenses attributable to the RHG for such periods. The Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily patents and goodwill, associated with this business. The Company recorded a similar write-off of goodwill of approximately $687,000 in the fourth quarter of the fiscal year ended June 30, 2001, associated with the Company's Print on Demand Group ("POD") as the Company decided to exit this business and sell the assets of this business. The Company completed the sale of the POD business in November 2001.

         Net sales and operating income (loss) of BSD, the RHG and the POD businesses combined were as follows for the three and nine months ended March 31:

                                      Three months ended               Nine months ended
                                          March 31,                        March 31,
                                   ------------------------       ---------------------------
                                     2002           2001             2002            2001
                                   --------      ----------       ----------      -----------

Net Sales                          $      0      $8,037,000       $4,791,000      $30,092,000
Operating (loss) income            $(24,000)     $ (137,000)      $ (778,000)     $ 1,797,000


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

         Baldwin believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Baldwin maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Baldwin's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Baldwin provides for the estimated cost of product warranties at the time revenue is recognized. While Baldwin engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Baldwin's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Baldwin's estimates, revisions to the estimated warranty liability would be required. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Baldwin records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made. Baldwin's financial covenants are based, in part on management's estimates of future revenues and expenses. If actual results are negatively impacted, the Company may not meet its financial covenants. Should the Company not meet its financial covenants, amounts outstanding associated with these covenants would become payable on demand.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which the Company adopted effective July 1, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Going forward, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. The assessment of possible impairment is based upon a comparison of fair value at the reporting unit level to its carrying value. Impairment occurs if the carrying value of goodwill at the reporting unit level exceeds its fair value. Fair value may be determined using traditional valuation techniques including discounted cash flow analysis, market value comparables or other appropriate methods. Events or changes in circumstances, such as market conditions, could significantly impact fair values and require adjustments to recorded asset balances in the future. In addition, pursuant to FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will cease. While the Company, adopted FAS 142 as of July 1, 2001 with no impact to its consolidated financial position, future consolidated results of operations will be impacted to the extent amortization is no longer recorded by the Company, and if events and circumstances occur which may reduce the fair values of assets recorded. For the three and nine months ended March 31, 2001, the Company's reported results of operations reflected goodwill amortization charges of $237,000 and $734,000, respectively.

NINE MONTHS ENDED MARCH 31, 2002 VS. NINE MONTHS ENDED MARCH 31, 2001

CONSOLIDATED RESULTS

         Net sales for the nine months ended March 31, 2002 decreased by $24,658,000, or 17.8%, to $113,635,000 from $138,293,000 for the nine months ended March 31, 2001. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $7,567,000 in the current period. Excluding the effects of currency rate fluctuations and the previously noted divested businesses of BSD, the RHG and POD, net sales would have increased by $8,210,000, which is primarily the result of increased sales levels of spray dampening equipment, fluid management products and consumables, offset by decreased sales levels of inserters and dryers.

         Gross profit for the nine months ended March 31, 2002 was $34,905,000 (30.7% of net sales), as compared to $41,908,000 (30.3% of net sales) for the nine months ended March 31, 2001, a decrease of $7,003,000 or 16.7%. Currency rate fluctuations decreased gross profit by $2,330,000 in the current period. Otherwise, gross profit would have decreased by $4,673,000. Gross profit as a percentage of net sales increased slightly, primarily due to lower margins associated with the divested RHG products, the operations of which were divested during the first quarter of the current fiscal year period. Additionally, gross profit was impacted by increased volumes of spray dampening equipment, cleaning products, and consumables, offset by decreased sales of inserters and dryers. During the quarter ended March 31, 2002, the Company recorded an additional net expense of $352,000 for inventory write-offs, primarily associated with the consolidation of the Company's manufacturing facilities. Excluding the effects of currency rate fluctuations, the previously noted divested businesses of BSD, the RHG and POD and the additional inventory charge, gross profit would have increased by $2,936,000 in the current period.

         Selling, general and administrative expenses amounted to $24,023,000 (21.1% of net sales) for the nine months ended March 31, 2002, as compared to $28,230,000 (20.4% of net sales) for the same period in the prior fiscal year, a decrease of $4,207,000 or 14.9%. Currency rate fluctuations decreased these expenses by $936,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $3,271,000. Selling expenses decreased by $1,365,000, which primarily relates to the exclusion of costs associated with the divested RHG, and to decreased travel costs, offset by increased marketing and trade show costs. General and administrative expenses decreased by $1,906,000 primarily due to the exclusion of costs associated with the divested RHG, decreased compensation and commission costs, the reversal of approximately $300,000 of prior accruals of the Company's contribution to the Company's profit-sharing plan and to decreased goodwill amortization expense of $734,000 due to the adoption of Financial Accounting Standards Board ("FASB") Statement of

Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These decreases were primarily offset by an additional $439,000 bad debt charge related to accounts receivable from a major OEM customer, interest forgiveness of $112,000 related to a loan to an officer of the Company, and increased consulting costs in the current period. Excluding the effects of currency rate fluctuations and the previously noted divestitures of BSD, the RHG and the POD businesses, selling, general and administrative expenses would have decreased by $326,000 in the current period.

         Engineering and research and development expenses, decreased by $1,182,000, compared to the same period in the prior year. Currency rate fluctuations decreased these expenses by $584,000 in the current period. Otherwise, these expenses would have decreased by $598,000. The decrease in these expenses relates primarily to the exclusion of costs associated with the divested RHG, and to reduced engineering consulting costs offset by increased research and development labor and project costs. As a percentage of net sales, engineering and research and development expenses increased by 1.0% to 10.2% for the nine months ended March 31, 2002 compared to 9.2% for the same period in the prior fiscal year. Excluding the effects of currency rate fluctuations and the previously noted divested businesses of BSD, the RHG and POD, engineering and research and development expenses would have increased by $819,000 in the current period.

         The Company recorded a restructuring charge of $795,000 for the nine months ended March 31, 2002. This restructuring charge represents additional exit costs, which were directly related to the restructuring plan announced in March 2000.

         Interest expense for the nine months ended March 31, 2002 was $1,279,000 as compared to $1,663,000 for the nine months ended March 31, 2001. Currency rate fluctuations decreased interest expense by $22,000 in the current period. Otherwise, interest expense would have decreased by $362,000. This decrease was primarily due to both lower interest rates and lower long-term debt levels during the current period, primarily as a result of the use of proceeds from the divestiture of the RHG to reduce outstanding debt. Interest income amounted to $216,000 and $231,000 for the nine months ended March 31, 2002 and March 31, 2001, respectively. Currency rate fluctuations decreased interest income by $38,000 in the current period.

         Other expense, net amounted to $292,000 for the nine months ended March 31, 2002 compared to other income, net of $778,000 for the nine months ended March 31, 2001. Other income and expense, net includes net foreign currency transaction gains of $32,000 and $389,000 for the nine months ended March 31, 2002 and 2001, respectively. Currency rate fluctuations negatively impacted other income and expense by $11,000 in the current period. The ineffective portions of derivative financial instruments, which qualify as hedges pursuant to FASB Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") amounted to a gain of $35,000 and a loss of $34,000 for the nine months ended March 31, 2002 and 2001, respectively, while derivative financial instruments which do not qualify as hedges pursuant to FAS 133 amounted to a loss of $339,000 and a gain of $345,000 respectively. Other income and expense also includes a $255,000 write-down of deferred financing costs in the current period, recorded as a result of the renegotiation of the Amended Credit Facility (as defined below under "Liquidity and Capital Resources at March 31, 2001") and a pre-tax gain of $1,213,000 related to a favorable settlement of the patent litigation suit and a $650,000 pre-tax loss on the sale of BSD in the prior year period.

         The Company's effective tax rate on income before taxes was 79.6% for the nine months ended March 31, 2002, compared to 42.0% for the nine months ended March 31, 2001. Currency rate fluctuations decreased the provision for income taxes by $197,000 in the current period. The current period's effective tax rate reflects a $507,000 valuation allowance recorded in the quarter ended March 31, 2002. In March 2002, President Bush signed a new law, which temporarily extended the Net Operating Loss ("NOL") carryback period from two to five years. Therefore, the Company filed for a refund of $1,420,000, which is expected to be received in the fourth quarter of the current fiscal year. As part of this refund claim, the Company carried back approximately $1,927,000 of previously recorded NOL's in exchange for the $1,420,000 of cash and approximately $507,000 of previously benefited foreign tax credits. As it is more likely than not that theses foreign tax credits will expire unutilized, the Company recorded a valuation allowance charge of $507,000 in the quarter ended March 31, 2002. Absent this charge, the Company has a net income tax benefit of $190,000 for the nine months ended March 31, 2002, primarily representing income earned in countries with NOL's, the benefits of which were not previously recognized.

         The Company's net income amounted to $81,000 for the nine months ended March 31, 2002, compared to $2,139,000 for the nine months ended March 31, 2001. Currency rate fluctuations decreased net income by $639,000 in the current period. Net income per share amounted to $0.01 basic and diluted for the nine months ended March 31, 2002, as compared to $0.14 basic and diluted for the nine months ended March 31, 2001. Excluding the effects of currency translation, the one-time items noted above, and the previously noted divested businesses of BSD, the RHG and POD, pro forma net income would have increased by $714,000 to $1,733,000 ($0.12 per diluted share) for the nine months ended March 31, 2002 from $1,019,000 ($0.07 per diluted share) for the nine months ended March 31, 2001.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

         Net sales for the nine months ended March 31, 2002 increased by $643,000, or 0.6%, to $108,844,000 from $108,201,000 for the nine months ended
March 31, 2001. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $7,307,000; otherwise, net sales would have increased by $7,950,000 in the current period. This increase is primarily the result of increased sales of spray dampening equipment, fluid management products, consumables and cleaning products, particularly by the Company's Japanese and Swedish entities, offset by reduced sales levels of inserters and dryers.

         Operating income amounted to $5,501,000 (5.1% of net sales) for the nine months ended March 31, 2002, as compared to $5,055,000 (4.7% of net sales) for the same period in the prior fiscal year, an increase of $446,000. Currency rate fluctuations decreased the current fiscal year's operating income by $836,000, otherwise operating income would have increased by $1,282,000 in the current period. This increase is primarily the result of the overall increase in sales discussed above, and decreased compensation and commission costs and goodwill amortization in the current period. The increase in operating income was offset by increased marketing and trade show costs and higher research and development labor and project costs, and a $251,000 bad debt charge related to a large OEM customer in the current period.

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

CONSOLIDATED RESULTS

         Net sales for the three months ended March 31, 2002 decreased by $8,654,000, or 18.2%, to $38,921,000 from $47,575,000 for the three months ended
March 31, 2001. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $2,720,000 in the current period. Excluding the effects of currency rate fluctuations and the previously noted divested businesses of BSD, the RHG and POD, net sales would have increased by $2,103,000, which is primarily the result of increased sales of spray dampening equipment, fluid management products and consumables, offset by decreased sales of inserters and dryers.

         Gross profit for the three months ended March 31, 2002 was $12,301,000 (31.6% of net sales) as compared to $14,065,000 (29.6% of net sales) for the three months ended March 31, 2001, a decrease of $1,764,000 or 12.5%. Currency rate fluctuations decreased gross profit by $902,000 in the current period, otherwise gross profit would have decreased by $862,000. Gross profit as a percentage of net sales increased primarily due to the decreased margins associated with the RHG products not included in the current period and to increased sales of spray dampening equipment, cleaning products and consumables offset by decreased sales of inserters and dryers in the current period. During the quarter ended March 31, 2002, the Company recorded an additional net expense of $352,000 for inventory write-offs, primarily associated with the consolidation of the Company's manufacturing facilities. Excluding the effects of currency rate fluctuations and the previously noted divested businesses of BSD, the RHG and POD and the additional inventory charge, gross profit would have increased by $1,013,000 in the current period.

         Selling, general and administrative expenses amounted to $7,566,000 (19.4% of net sales) for the three months ended March 31, 2002 as compared to $9,781,000 (20.6% of net sales) for the same period in the prior fiscal year, a decrease of $2,215,000 or 22.6%. Currency rate fluctuations decreased these expenses by $365,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,850,000. Selling expenses decreased by $553,000 which primarily relates to the exclusion of these expenses associated with the divested RHG business, to decreased travel costs, and to decreased compensation and commission expenses associated with reduced sales, offset by increased marketing and trade show costs. General and administrative expenses decreased by $1,297,000 primarily due to the exclusion of these costs associated with the previously noted divested RHG business, and to decreased goodwill amortization of $237,000 due to the adoption of FAS 142. These decreases were primarily offset by increased consulting costs and interest forgiveness of $112,000 related to a loan to an officer of the Company. Excluding the effects of currency rate fluctuations and the previously noted divested businesses of BSD, the RHG and POD, selling, general and administrative expenses would have decreased by $634,000 in the current period.

         Engineering, and research and development expenses decreased by $533,000 over the same period in the prior year. Currency rate fluctuations decreased these expenses by $189,000 in the current period. Otherwise, these expenses would have decreased by $344,000. This decrease relates primarily to the exclusion of these expenses associated with the divested RHG business, offset by increased research and development labor and project costs. As a percentage of net sales, engineering and research and development expenses increased by 0.6% to 9.6% for the three months ended March 31, 2002 compared to 9.0% for the same period in the prior fiscal year. Excluding the effects of currency rate fluctuations and the previously noted divested businesses of BSD, the RHG and POD, engineering and research and development expenses would have increased by $167,000 in the current period.

         The Company recorded a restructuring charge of $289,000 for the three months ended March 31, 2002. This restructuring charge represents additional exit costs, which were directly related to the restructuring plan announced in March 2000.

         Interest expense for the three months ended March 31, 2002 was $419,000 as compared to $627,000 for the three months ended March 31, 2001. Currency rate fluctuations decreased interest expense by $13,000 in the current period. Otherwise, interest expense would have decreased by $195,000. This decrease was primarily due to both lower interest rates and lower long-term debt levels during the period. Interest income amounted to $67,000 and $74,000 for the three months ended March 31, 2002 and 2001, respectively. This decrease in interest income is primarily due to decreased funds available for investment, and to lower interest rates in the current period. Currency rate fluctuations decreased interest income by $12,000 in the current period.

         Other income, net amounted to $94,000 and $59,000, respectively for the three months ended March 31, 2002 and 2001. Other income, net includes net foreign currency transaction gains of $88,000 and $138,000 for the three months ended March 31, 2002 and 2001, respectively. Currency rate fluctuations increased other expenses by $1,000 in the current fiscal year period. The net foreign currency transaction gains include $3,000 and $17,000 on the ineffective portions of derivative financial instruments, which qualify as cash flow hedges for the three months ended March 31, 2002 and 2001, respectively. Other income, net in the current fiscal year period also includes a $37,000 credit for an interest rate swap which no longer qualifies as a hedge in accordance with FAS 133 as more fully described in Notes 3 and 7 of this Quarterly Report on Form 10-Q for the nine months ended March 31, 2002, which resulted from the Company entering into the Amended Credit Facility.

         The Company's effective tax rate on income before taxes was 33.1% for the three months ended March 31, 2002, compared to 41.9% for the three months ended March 31, 2001. Currency rate fluctuations decreased the provision for income taxes by $113,000 in the current period. The current period's effective tax rate reflects a $507,000 valuation allowance recorded in the current period associated with foreign tax credits. In March 2002, President Bush signed a new law, which temporarily extended the Net Operating Loss ("NOL") carryback period from two to five years. Therefore, the Company filed for a refund of $1,420,000, which is expected to be received in the fourth quarter of the current fiscal year. As part of this refund claim, the Company carried back approximately $1,927,000 of previously recorded NOL's in exchange for the $1,420,000 of cash and approximately $507,000 of previously benefited foreign tax credits. As it is more likely than not that theses foreign tax credits will expire unutilized, the Company recorded a valuation allowance of $507,000 in the quarter ended March 31, 2002. The tax provision and the effective tax rate, without the valuation allowance charge, is $6,000 and 0.4%, respectively for the quarter ended March 31, 2002, which reflects income earned in countries with NOL's, the benefits of which were not previously recognized.

         The Company's net income amounted to $1,038,000 for the three months ended March 31, 2002, compared to $332,000 for the three months ended March 31, 2001. Currency rate fluctuations decreased net income by $230,000 in the current period. Net income per share amounted to $0.07 basic and diluted for the three months ended March 31, 2002, as compared to $0.02 basic and diluted for the three months ended March 31, 2001. Excluding the effects of currency translation and the previously noted divested businesses of BSD, the RHG and POD, pro forma net income would have increased by $890,000 to $1,295,000 ($0.09 per diluted share) for the three months ended March 31, 2002, compared to $405,000 ($0.03 per diluted share) for the three months ended March 31, 2001.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

         Net sales for the three months ended March 31, 2002 decreased by $617,000, or 1.6%, to $38,921,000 from $39,538,000 for the three months ended
March 31, 2001. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $2,720,000; otherwise, net sales would have increased by $2,103,000 in the current period. This increase is primarily the result of increased sales of spray dampening equipment, fluid management products, consumables and cleaning products, offset by decreased sales of inserters and dryers.

         Operating income amounted to $2,504,000 (6.4% of net sales) for the three months ended March 31, 2002, as compared to $2,494,000 (6.3% of net sales) for the same period in the prior fiscal year, an increase of $10,000. Currency rate fluctuations decreased the current fiscal year's operating income by $422,000. Otherwise operating income would have increased by $432,000 in the current period. This increase is primarily the result of the overall increase in sales discussed above, and to the decreased consulting costs and goodwill amortization, offset by increased research and development labor and project costs in the current fiscal year period.

                LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 2002
                          LIQUIDITY AND WORKING CAPITAL

         On October 31, 2000, the Company entered into a $35,000,000 Revolving Credit Facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 Revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), which included the removal of the Acquisition Line, a reduction in the Revolver to $21,000,000 (subject to a borrowing base described below), and a change in the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matures on June 30, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. At March 31, 2002, the Company had outstanding borrowings of $16,650,000 under the Revolver and Term Loan, plus outstanding letters of credit of $2,867,000. Accordingly, all amounts outstanding under the Revolver, the Term Loan have been classified as current. The Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver.

         The Amended Credit Facility provides for a new borrowing structure which enables the Company to borrow certain specified percentages of eligible domestic accounts receivable, domestic inventory, the appraised value of the Company's Emporia, Kansas facility, the net book value of domestic machinery and equipment and certain royalty streams, as defined (collectively the "Borrowing Base") up to a maximum of $21,000,000. The Amended Credit Facility also provides that $5,000,000 (less outstanding letters of Credit) may be borrowed in addition to the amounts available under the Borrowing Base. Interest on the Revolver is charged at LIBOR plus 3.25% per annum or at an alternative base rate, as defined, plus 1% per annum. Interest on the Term Loan is charged at LIBOR plus 4.75% per annum.

         The Amended Credit Facility is collateralized by a pledge of the capital stock and certain domestic assets of the Company's subsidiaries, includes certain restrictions which limit the incurrence of debt and prohibit dividend payments among other things, and requires the Company to satisfy certain financial covenants. These covenants include a minimum tangible net worth covenant, beginning with the quarter ended December 31, 2001, and also require minimum operating income of $250,000 for the quarter ended December 31, 2001, $1,250,000 for the quarter ended March 31, 2002 and $1,750,000 for the quarter ending June 30, 2002.

         The Company did not satisfy the above minimum operating income covenant for the quarter ended March 31, 2002; accordingly, amounts outstanding under the Amended Credit Facility have become payable on demand. Management believes that alternative sources of financing are available to refinance the existing facilities on a long-term basis, which the Company is currently pursuing. However, if alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

         As a result of the reduction in available borrowings under the Amended Credit Facility, and the revised maturity date, the Company was required to write-down a portion of the related unamortized deferred financing costs initially recorded in connection with obtaining the Credit Facility. Accordingly, the Company took a charge against earnings of $255,000 during the quarter ended December 31, 2001, which is included in "Other income and expense." The Company incurred additional costs of approximately $222,000 associated with entering into the Amended Credit Facility. The Company will amortize the remaining deferred financing costs through October 1, 2002, the maturity date of the Amended Credit Facility.

         The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $24,979,000, including amounts available under the Revolver. As of March 31, 2002, the Company had $21,418,000 outstanding under these lines of credit including $16,650,000 under the Revolver and Term Loan. Total debt levels as reported on the balance sheet at March 31, 2002 are $40,000 higher than they would have been if June 30, 2001 exchange rates had been used.

         The Company's working capital decreased by $5,343,000 or 23.8% from $22,409,000 at June 30, 2001, to $17,066,000 at March 31, 2002. Foreign currency rate fluctuations accounted for a decrease of $97,000, and the effect of the RHG divesture increased working capital by $1,096,000. Excluding the effects of the sale of the RHG and the impact of foreign currency, working capital would have decreased by $6,342,000. Working capital decreased primarily due to a portion of long-term debt being reclassified on a short-term basis. Working capital also decreased due to decreases in cash, accounts and notes receivable and inventories. Offsetting these items were decreases in accounts payable, accrued compensation, income taxes payable and customer deposits. On September 26, 2001, the Company divested the RHG. The proceeds of $6,800,000 were utilized to reduce outstanding bank debt by $4,500,000 in October 2001, for estimated transaction and other associated costs of approximately $1,600,000 and for general working capital purposes.

         The Company generated $5,085,000 and $1,762,000 from investing activities for the nine months ended March 31, 2002 and 2001, respectively. The increase in cash provided by investing activities is primarily the result of higher proceeds from the sale of the RHG and the POD businesses in the current year period than from the sale of BSD in the prior fiscal year period. Net capital expenditures made to meet the normal business needs of the Company for the nine months ended March 31, 2002 and 2001, were $1,743,000 and $2,223,000, respectively.

         Net cash used by financing activities was $13,000 for the nine months ended March 31, 2002 as compared to net cash provided by financing activities of $1,748,000 for the nine months ended March 31, 2001. The difference was primarily caused by net debt repayments and reduced treasury stock purchases in the current period while the prior year period included net debt borrowing.

         On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding. The Company has continued to receive timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At March 31, 2002, the Company's consolidated balance sheet included approximately $1,520,000 of trade receivables from Goss, of which approximately $570,000 relates to Goss' European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $950,000 is fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $536,000 and $634,000 during the quarters ended June 30, 2001 and September 30, 2001, respectively. Further, the Company received $195,000 of these previously reserved amounts during the quarter ended December 31, 2001. As a result, the Company reversed $195,000 of the previously recorded reserve to earnings as a recovery of a previously recorded bad debt charge in that same period.

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

         The costs associated with implementing and completing the Euro conversion, as well as business and market implications, if any, associated with the Euro conversion, were not material to the Company's consolidated results of operations or consolidated financial condition in any fiscal year or in the aggregate. The competitive impact of increased cross-border price transparency, however, is uncertain, both with respect to products sold by the Company, as well as with products and services purchased by the Company.

         The Company's ongoing efforts with regard to the Euro conversion, and those of its significant customers and suppliers, including financial institutions may, at some time in the future, reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion, or that may cause unexpected competitive or market effects, all contrary to the foregoing statements. Any issue that may arise, if not resolved favorably, could have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition in a future period.

IMPACT OF INFLATION

         The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which will be effective for the Company beginning July 1, 2002. FAS 143, addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of FAS 143 is not expected to have a material impact on the Company's consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. FAS 144 is effective for the Company beginning July 1, 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more dispositions being reported as discontinued operations than permitted under current accounting principles.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. FAS 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, FAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is currently evaluating the impact of this statement to determine the effect, if any, it may have on its consolidated results of operations and consolidated financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended June 30, 2001. There have been no material changes during the nine months ended March 31, 2002.

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.50 Amendment to Employment Agreement dated February 26, 2002 and effective November 14, 2001 between Baldwin Technology Company, Inc. and Gerald A. Nathe (filed herewith).

         10.51 Amendment to Employment Agreement dated February 26, 2002 and effective November 14, 2001 between Baldwin Technology Company, Inc. and John T. Heald, Jr. (filed herewith).

         10.52 Amendment to Employment Agreement dated April 12, 2002 and effective May 1, 2001 between Baldwin Technology Company, Inc. and Peter E. Anselmo (filed herewith).

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BALDWIN TECHNOLOGY COMPANY, INC.


                                       BY  /s/  Vijay C. Tharani
                                           -------------------------------
                                           Vice President, Chief Financial
                                           Officer and Treasurer

Dated: May 14, 2002