Form 10-K
period 2002-06-30
BALDWIN TECHNOLOGY CO INC
filed 2002-10-16
CIK 805792

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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
                                  203-402-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
      Class A Common Stock Par Value $.01                    American Stock Exchange

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2002 was $10,603,000.

     Number of shares of Common Stock outstanding at August 31, 2002:

Class A Common Stock........................................  12,828,647
Class B Common Stock........................................   2,185,883
                                                              ----------
     Total..................................................  15,014,530

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2002 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    8
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   60
Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   60
Item 11.  Executive Compensation......................................   60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   60
Item 13.  Certain Relationships and Related Transactions..............   60
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   60

     CAUTIONARY STATEMENT -- This Annual Form 10-K may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Annual Report on Form 10-K for the year ended June 30, 2002.

                                     PART I

ITEM 1.  BUSINESS

     Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is the leading global manufacturer of controls and accessories equipment for the printing industry. The Company offers its customers a broad range of products designed to enhance the quality of printed products and increase the productivity and cost-efficiency of the print manufacturing process while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fluid management and ink control systems, web press protection systems, drying systems, and newspaper inserter equipment.

     The Company sells its products both to printing press manufacturers who incorporate the Company's products into their own printing systems for sale to printers and to printers to upgrade the quality and capability of existing and new printing presses. The Company has product development and manufacturing facilities, as well as sales and service operations, in strategic markets worldwide.

     During the first quarter of the fiscal year ending June 30, 2003, the Company committed to a plan to dispose of substantially all of the assets of its Baldwin Kansa subsidiary ("BKA"); the transaction closed on October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,769,000, which approximated the net book value of the assets sold. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded an impairment charge of $5,434,000 related to the goodwill associated with this business as the recorded value of this goodwill exceeded the assessment of its fair value made by the Company. For a further discussion, see Note 18 to the Consolidated Financial Statements.

     On November 16, 2001, the Company sold substantially all of the assets of the Print-On-Demand ("POD") business. The revenues and corresponding expenses attributable to the POD business are included in these consolidated financial statements only for the periods owned by the Company. As a result of this sale, the Company recorded an impairment charge of $687,000 during the fiscal year ended June 30, 2001 to write-off goodwill associated with the POD business. During the fiscal year ended June 30, 2002, the Company recorded a loss on the sale of the POD business of approximately $8,000.

     On September 26, 2001, the Company sold substantially all of the assets of the Roll Handling Group ("RHG"). The revenues and corresponding expenses attributable to the RHG are included in these consolidated financial statements only for the periods owned by the Company. As a result of the sale, the Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily goodwill associated with the RHG. During the fiscal year ended June 30, 2002, the Company recorded a loss on the sale of the RHG of approximately $250,000.

     On September 27, 2000, the Company sold substantially all of the assets of its Baldwin Stobb Division ("BSD"). The revenues and corresponding expenses attributable to BSD are included in these consolidated financial statements only for the periods owned by the Company.

LIQUIDITY

     The Company has experienced operating losses, negative cash flows and debt covenant violations over the past two fiscal years. As more fully discussed in this Form 10-K, the Company has embarked on restructuring plans and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain businesses, as noted above, the consolidation of other operations and headcount reductions related to the consolidations and weak market conditions. As a result of these actions, combined with the renegotiation of certain of the Company's debt obligations, management believes that the Company's cash flows from operations, along with available bank lines of credit and alternative sources of borrowings are sufficient to finance its working capital and other capital requirements for the near and long-term future. Management further believes that additional actions can be taken to reduce operating expenses or that assets can be sold to meet liquidity needs.

INDUSTRY OVERVIEW

     Baldwin operates in a highly fragmented market. The Company defines its business as that of providing controls and accessories equipment for the printing industry. The Company believes that it produces the most complete line of controls and accessories equipment for the printing industry.

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

     Offset printing represents a significant segment of the U.S. commercial printing industry, and has become the dominant technology in the international printing market. The Company believes that the future growth of its international markets will be attributable in large part to the increased use of offset printing. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in these markets. Baldwin's worldwide operations enable it to closely monitor new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing equipment requirements of specific local markets throughout the world.

PRINCIPAL PRODUCTS

     The Company manufactures and sells many different products to printers and printing press manufacturers. The Company's product development efforts are focused on the needs of the printer and the printing press manufacturers. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. With the exception of the Company's Baldwin Kansa product line, as a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the industry increases and printers begin to specify certain of the Company's products as part of their accessory and controls equipment package selected when ordering new printing presses. The Company's Baldwin Kansa product line was primarily marketed directly to newspaper publishers. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's products help printers address increasingly demanding requirements for print quality and environmental and safety issues, as well as enhance productivity and reduce materials waste. The Company's sales have historically increased about equally through both internal product development and acquisitions of product lines and companies.

     The Company's products range in unit price from under $100 to approximately $50,000. Baldwin's principal products are described below:

     Cleaning Systems. The Company's Cleaning Systems products clean the cylinders of an offset press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner and Guide Roll Cleaner, all of which reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2002, 2001 and 2000, net sales of Cleaning Systems represented approximately 44.1%, 33.5% and 35.2% of the Company's net sales, respectively.

     Fluid Management Systems. The Company's Fluid Management Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of the fluids used in the lithographic printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2002, 2001 and 2000, net sales of Fluid Management Systems represented approximately 23.1%, 20.1% and 18.4% of the Company's net sales, respectively.

     Web Press Protection Systems. The Company's Web Press Protection Systems, designed in response to the increasing number of web leads used in printing today's colorful newspapers, provide an auto-arming electronic package offering high quality press protection in the event of a web break.

     Other Accessory and Control Products. The Company's Ink Control Systems regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers and Gluing Systems. In the fiscal years ended June 30, 2002, 2001 and 2000, net sales of Other Accessory and Control Products represented approximately 17.9%, 12.4% and 11.7% of the Company's net sales, respectively.

     Roll Handling Systems. The Company's Roll Handling Systems unwind, rewind and splice paper and other substrates supplied to presses in rolls and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows an efficient work flow. The RHG product lines were sold on September 26, 2001. Net sales for the RHG are included for the entire fiscal years ended June 30, 2001 and 2000, and only for three months in the fiscal year ended June 30, 2002. In the fiscal years ended June 30, 2002, 2001 and 2000, net sales of Roll Handling Systems represented approximately 3.2%, 19.0% and 17.8% of the Company's net sales, respectively.

     Material Handling/Stacking Systems. The Company's Material Handling/Stacking Systems automate the handling of the printed product. The efficient counting, stacking, packing and compressing of printed materials helps to increase press utilization and productivity, reduce and control waste and decrease pressroom labor requirements. This product line was sold on September 27, 2000, when the Company sold substantially all the assets of BSD. Net sales for BSD are included for the entire fiscal year ended June 30, 2000 and only for three months in the fiscal year ended June 30, 2001. There were no sales included for BSD in the fiscal year ended June 30, 2002.

     Newspaper Inserter Equipment and Mailing Machine Systems. The Company's Newspaper Inserter Equipment collates and inserts sections and advertising material into newspapers. The cost of materials in the printing industry continues to pressure printers to reduce other costs, particularly labor costs. When manual processes are replaced by newspaper inserters, payback periods as low as six months have been realized by some purchasers of this equipment. The Company's Mailing Machine Systems fold, label and prepare newspapers for mailing. These products were produced at the Company's Baldwin Kansa facility ("BKA"). The Company decided to exit this business, and completed the sale of substantially all the assets of BKA on October 10, 2002. For the fiscal years ended June 30, 2002, 2001 and 2000, net sales of BKA represented approximately 3.8%, 5.6% and 4.7% of the Company's net sales, respectively.

     The Company entered the short-run, print on-demand market in January of 1997 with the formation of a business named Baldwin Document Finishing Systems, Inc. ("BDF"). This business venture marketed and distributed finishing equipment for the digital printing market. The results of operations for this business were not material for all periods presented. Net sales for BDF are included for the entire fiscal years ended June 30, 2001 and 2000, and only for three months in the fiscal year ended June 30, 2002. As part of the Company's restructuring plan, the Company exited this market, upon the completion of the sale of substantially all the assets of BDF, on November 16, 2001.

WORLDWIDE OPERATIONS

     The Company believes that it is the only manufacturer of controls and accessories equipment for the printing industry, which has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia.

     The following table sets forth the percentages of the Company's net sales attributable to its geographic regions for the fiscal years ended June 30, 2002, 2001 and 2000:

                                                              YEARS ENDED JUNE 30,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Americas....................................................   23.9%   34.2%   37.7%
Europe......................................................   40.5    35.8    33.3
Asia........................................................   35.6    30.0    29.0
                                                              -----   -----   -----
     Total..................................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

     In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries and a sales office in Brazil. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England and the Netherlands. In Asia, the Company operates through its subsidiaries in India, Japan, China and Australia. All of the Company's subsidiaries are wholly owned except for two subsidiaries, one in which the Company holds a 90% interest, and another in which the Company holds an 80% interest. The sale of the RHG on September 26, 2001 reduced operations in Sweden, China and the United States, while the sale of BKA on October 10, 2002 will further reduce operations in the United States.

     For additional information relating to the Company's segments and operations in its three geographic regions, see Note 6 to the Consolidated Financial Statements.

RESTRUCTURING CHARGES

     During March 2000, the Company initiated a restructuring plan that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. This plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. As a result, the Company recorded restructuring charges in the amounts of $621,000, $2,277,000 and $5,664,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The $621,000 relates primarily to additional exit costs, which were expensed as incurred and is net of a credit adjustment of $541,000 recorded during the fourth quarter of the fiscal year ended June 30, 2002, relating to severance benefits as those costs are not expected to be paid under this restructuring plan. The initial restructuring charge of $5,664,000 included $509,000 related to impairments of property, equipment and certain intangible assets. The restructuring plan is expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of controls and accessories equipment to the printing and publishing industries. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed, autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Product lines that were previously being produced at multiple facilities have been consolidated with similar product lines at existing facilities. The former corporate headquarters was vacated and relocated to the Shelton, Connecticut facility to take advantage of the space created by the downsizing at that facility. Severance costs will be paid through December 2002, the majority of which are expected to be paid during the first quarter of the fiscal year ending June 30, 2003. Facility lease termination costs are expected to be paid through April 2006.

     The Company expects to incur approximately $258,000 in additional unaccrued restructuring costs related to the above plan during the fiscal year ending June 30, 2003, which will be expensed as incurred. The estimated total cash cost of the restructuring program is expected to be approximately $8,311,000, with approximately $1,422,000 expected to be spent during the fiscal year ending June 30, 2003 and approximately $1,071,000 (primarily facility lease costs) expected to be spent over the balance of the lease terms of approximately four years. The restructuring plan was expected to save the Company approximately $8,843,000 annually following full implementation; however, approximately $1,876,000 of this savings was related to the divested RHG, which will not be realized under this restructuring plan.

     In August 2002, the Company announced additional restructuring activities in response to weak market conditions, which will reduce total worldwide employment by approximately 90. As a result, the Company recorded an additional restructuring charge of approximately $3,100,000 during the first quarter of the fiscal year ending June 30, 2003. These reductions are expected to reduce operating costs by approximately $4,800,000 annually after this restructuring plan is fully implemented, which is expected to occur by the end of March 2003. The Company expects that the severance costs will be paid through June 2003 and approximately $200,000 in lease termination costs will be paid through December 2004.

ACQUISITION STRATEGY

     The Company is not currently seeking acquisition targets as the Company is focusing on its core business and implementing the cost reductions associated with its restructuring plans. An element of the Company's growth strategy is to eventually make strategic acquisitions of companies and product lines in related business areas. In such case, the Company's acquisition strategy would involve:
(i) acquiring entities that will strengthen the Company's position in the accessories and controls segment and whose products can be sold through the Company's existing distribution network; (ii) entering new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company's manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company's strategy would be to integrate the acquired companies processes and controls with those currently existing in the Company's structure with a view towards enhancing sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

     Marketing and Sales. While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 109 employees devoted to marketing and sales activities in its three principal markets and more than 200 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks. The Company markets its products to printing press manufacturers ("OEMs") and to newspaper and commercial printers. For the fiscal year ended June 30, 2002, approximately 48% of the Company's net sales were to OEMs and approximately 52% were directly to printers.

     Support. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 104 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

     Backlog. The Company's backlog was $48,887,000 as of June 30, 2002, $60,789,000 as of June 30, 2001, and $65,893,000 as of June 30, 2000. Included
in the June 30, 2002, 2001 and 2000 backlogs was $179,000, $200,000 and
$808,000, respectively, relating to the BKA business, the assets of which were sold on October 10, 2002. Included in the June 30, 2001 and 2000 backlogs was $10,513,000 and $11,614,000, respectively, of backlog related to the Company's former RHG, the assets of which were sold in September 2001. Included in the June 30, 2000 backlog was $5,445,000 of backlog relating to the Company's former BSD, the assets of which were sold in September 2000. Backlog represents unfilled product orders, which Baldwin has received from its customers under valid contracts or purchase orders.

     Customers. For the fiscal year ended June 30, 2002, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 12% of the Company's net sales. The ten largest customers of Baldwin (including KBA) accounted for approximately 44%, 49% and 46%, respectively, of the Company's net sales for the fiscal years ended June 30, 2002, 2001 and 2000. Sales of Baldwin's products are not seasonal. However, sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year (see
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The only recent exceptions to this trend are the current fiscal year and the fiscal year ended June 30, 1999. These exceptions were primarily due to the divestiture of the RHG as well as the global printing industry economic slowdown following the events of September 11, 2001 in the fiscal year ended June 30, 2002 and to lower sales to Goss Graphic

Systems, Inc. ("Goss") and a lower level of activity in the Japanese market during the second six months of fiscal 1999.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company believes its research, development and engineering efforts have been an important factor in establishing and maintaining its leadership position in the field of controls and accessories for the printing industry. The Company has won six Intertech Awards from the Graphic Arts Technical Foundation. The Intertech Award was established in 1978 to recognize technologies that are predicted to have a major impact on the graphic communications industry, but are not yet in widespread use in the marketplace. Baldwin has devoted substantial efforts to adapt its products to almost all models and sizes of printing presses in use worldwide.

     The Company has product development functions at many of its locations. While the Company believes that this approach to research and development helped the Company to react quickly to meet the needs of its customers, coordination of the Company's product development activities required more centralization, which was accomplished with the Company's restructuring efforts. This organizational structure focuses attention on opportunities within the respective markets, while avoiding duplicative efforts within the Company.

     Baldwin employs approximately 147 persons whose primary function is new product development or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 2002, 2001 and 2000 were $15,286,000, $17,030,000 and
$17,962,000, respectively, representing approximately 10.5%, 9.3% and 9.0% of the Company's net sales in each fiscal year, respectively.

PATENTS

     The Company owns or licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. These products represented a substantial portion of the Company's net sales for all periods presented. The Company's patents expire at different times during the next twenty years; however, one significant patent, which provides for the majority of the Company's current royalty income, is scheduled to expire during February 2005. The expiration of patents in the near future is not expected to have a material adverse effect on the Company's net sales; however, royalty income is expected to be negatively impacted upon the expiration of this patent. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

     The Company conducts its manufacturing operations through a number of operating subsidiaries. In North America, the Company has subsidiaries, which had manufacturing facilities in Kansas (which was sold on October 10, 2002) and which have manufacturing facilities in Connecticut. In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany and Sweden. In Asia, Baldwin has manufacturing and assembly facilities in India and Japan. The RHG sale reduced the number of facilities in Sweden, China and the United States.

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

COMPETITION

     Within the highly fragmented printing press accessory industry, the Company produces and markets what it believes to be the most complete line of controls and accessories equipment. Numerous companies, including vertically integrated printing press manufacturers, manufacture and sell products, which compete with one or more of the Company's products. These printing press manufacturers generally have larger staffs and greater financial resources than the Company.

     The Company competes by offering customers a broad product line, coupled with a well-known reputation for the reliability of its products and its commitment to service and after-sale support. The Company's ability to compete effectively in the future will depend upon the continued reliability of its products, after-sale support, its ability to keep its market position with new proprietary technology and its ability to develop new products which meet the demands of the printing industry.

EMPLOYEES

     The Company employs approximately 682 persons (plus approximately 19 temporary and part-time employees), of which approximately 246 are production employees, approximately 109 are marketing, sales and customer service employees, approximately 251 are research, development, engineering and technical service employees and approximately 76 are management and administrative employees. Of the Company's 100 employees in its Baldwin Graphic Products Division in the United States, 13 are represented by the International Association of Machinists and Aerospace Workers under a contract which expires in November 2002. In Europe, employees are represented by various unions under contracts with indefinite terms. In Sweden, 1, 15, and 12 of the Company's 148 employees are represented by Ledarna (SALF), Metall, and Svenska Industritjanstemanna Forbundet, respectively. In Germany, approximately 43 of the Company's 208 employees are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2.  PROPERTIES

     The Company owns and leases various manufacturing and office facilities aggregating approximately 411,000 square feet at June 30, 2002. The table below presents the locations and ownership of these facilities:

                                                           SQUARE   SQUARE     TOTAL
                                                            FEET     FEET     SQUARE
                                                           OWNED    LEASED     FEET
                                                           ------   -------   -------
North America............................................  64,000   108,000   172,000
Germany..................................................       0   102,000   102,000
Sweden...................................................  13,000    50,000    63,000
England..................................................       0     8,000     8,000
Japan....................................................       0    45,000    45,000
All other, foreign.......................................       0    21,000    21,000
                                                           ------   -------   -------
     Total square feet owned and leased..................  77,000   334,000   411,000
                                                           ======   =======   =======

     The Company believes that its facilities are adequate to carry on its business as currently conducted. The sale of BKA, which closed on October 10, 2002, will reduce the total square footage by approximately 64,000 in North America (64,000 owned).

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings pending to which either the Company is a party or to which any of its property is subject, which would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders since November 13, 2001.

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

                                                               HIGH       LOW
                                                              -------   -------
2000 (CALENDAR YEAR)
First Quarter...............................................  $2.4380   $1.8750
Second Quarter..............................................  $2.3750   $1.6250
Third Quarter...............................................  $2.4380   $1.6880
Fourth Quarter..............................................  $1.8130   $1.0000
2001 (CALENDAR YEAR)
First Quarter...............................................  $1.8500   $1.2800
Second Quarter..............................................  $1.4000   $1.1500
Third Quarter...............................................  $1.2700   $0.8800
Fourth Quarter..............................................  $1.5000   $0.6000
2002 (CALENDAR YEAR)
First Quarter...............................................  $1.6300   $1.0700
Second Quarter..............................................  $1.7500   $1.3100
Third Quarter...............................................  $0.8000   $0.2800
Fourth Quarter (through October 4)..........................  $0.3800   $0.2200

     (B) CLASS B COMMON STOCK

     The Company's Class B Common Stock has no established public trading market.

     (C) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of August 30, 2002, the approximate number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 314 and 27, respectively. The Company believes, however, that there are approximately 1,800 beneficial owners of its Class A Common Stock.

     (D) DIVIDENDS

     Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company's Board of Directors. However, certain of the Company's debt agreements prohibit the payment of dividends. No dividend in cash or property can be declared or paid on shares of the Company's Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 13 to the Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's income statement and balance sheet data as it relates to the fiscal years ended June 30, 2002, 2001 and 2000 have been derived from the Company's audited financial statements (including the

Consolidated Balance Sheet of the Company at June 30, 2002 and 2001 and the related Consolidated Statements of Income of the Company for the fiscal years ended June 30, 2002, 2001 and 2000 appearing elsewhere herein). Certain transactions have affected comparability, specifically, the Company's disposal of assets of certain businesses. During the fiscal year ended June 30, 2002, the operating results and future prospects of the Baldwin Kansa subsidiary ("BKA") deteriorated, resulting in the fair value of the goodwill associated with BKA being less than BKA's book value. Therefore, management determined that the implied fair value of the goodwill associated with BKA was zero, and the Company recorded a goodwill impairment charge of $5,434,000. In September 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG") and its Print-On-Demand Group ("POD"). The Company recorded impairment charges related to RHG and POD of $14,831,000 and $687,000, respectively, in the fiscal year ended June 30, 2001 and losses on the sale of RHG of $250,000 and POD of $8,000 in the fiscal year ended June 30, 2002. In September 2000, the Company disposed of substantially all of the assets of its Baldwin Stobb Division ("BSD"). The Company recorded a loss on the sale of BSD of $831,000 in the fiscal year ended June 30, 2001. The revenues and corresponding expenses attributable to these divested operations are included in the consolidated financial statement only for the periods owned by the Company. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." As a result, the Company no longer amortizes goodwill. Goodwill amortization expense amounted to zero, $973,000, $1,028,000, $995,000 and $961,000 for the fiscal years ended
June 30, 2002, 2001, 2000, 1999 and 1998, respectively. The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                          YEARS ENDED JUNE 30,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales...............................  $145,625   $183,615   $198,602   $232,771   $231,408
Cost of goods sold......................   102,866    129,827    135,146    158,780    155,151
                                          --------   --------   --------   --------   --------
Gross profit............................    42,759     53,788     63,456     73,991     76,257
Selling, general and administrative
  expenses..............................    32,517     40,025     42,193     42,510     43,357
Research, development and engineering
  expenses..............................    15,286     17,030     17,962     19,408     18,514
Provision for loss on the disposition of
  pre-press operations..................       (86)      (472)         0      2,400          0
Restructuring charges...................       621      2,277      5,664        870          0
Impairment charges......................     5,434     15,518          0          0          0
                                          --------   --------   --------   --------   --------
Operating (loss) income.................   (11,013)   (20,590)    (2,363)     8,803     14,386
Interest expense........................     1,792      2,014      1,819      2,301      2,792
Interest (income).......................      (290)      (291)      (330)      (453)      (521)
Royalty (income), net...................    (4,252)    (3,899)    (3,111)    (3,468)    (1,884)
Other (income) expense, net.............     1,037       (940)        98        284       (543)
                                          --------   --------   --------   --------   --------
(Loss) income before income taxes.......    (9,300)   (17,474)      (839)    10,139     14,542
Provision (benefit) for income taxes....     6,684        698     (5,675)     4,514      5,526
                                          --------   --------   --------   --------   --------
Net (loss) income.......................  $(15,984)  $(18,172)  $  4,836   $  5,625   $  9,016
                                          ========   ========   ========   ========   ========
Basic (loss) income per share...........  $  (1.07)  $  (1.23)  $   0.31   $   0.33   $   0.53
                                          ========   ========   ========   ========   ========
Diluted (loss) income per share.........  $  (1.07)  $  (1.23)  $   0.31   $   0.33   $   0.52
                                          ========   ========   ========   ========   ========

                                                          YEARS ENDED JUNE 30,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Weighted average number of shares:
  Basic.................................    14,915     14,787     15,652     16,801     17,145
                                          ========   ========   ========   ========   ========
  Diluted...............................    14,915     14,787     15,652     17,148     17,480
                                          ========   ========   ========   ========   ========

                                                                JUNE 30,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.........................  $ 22,319   $ 22,409   $ 32,575   $ 30,619   $ 32,741
Total assets............................  $108,915   $133,890   $160,035   $159,355   $175,028
Short-term debt.........................  $ 10,788   $ 14,060   $ 11,316   $ 10,290   $ 10,811
Long-term debt..........................  $ 11,873   $  8,428   $ 11,882   $ 16,515   $ 17,072
Shareholders' equity....................  $ 33,754   $ 45,460   $ 70,369   $ 66,540   $ 63,457

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General. The following is management's discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin Technology Company, Inc. ("Baldwin" or the "Company").

     During the first quarter of the fiscal year ending June 30, 2003, the Company committed to a plan to dispose of substantially all of the assets of its Baldwin Kansa subsidiary ("BKA"); the transaction closed on October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,769,000, which approximated the net book value of the assets sold. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded an impairment charge of $5,434,000 related to the goodwill associated with this business as the recorded value of this goodwill exceeded the assessment of its fair value made by the Company. For a further discussion, see Note 18 to the consolidated financial statements. The effects of this transaction on the consolidated financial statements are discussed below where significant.

     On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG"). The Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily patents and goodwill, associated with this business. The Company recorded a similar write-off of goodwill of approximately $687,000, during the fiscal year ended June 30, 2001 associated with the Company's Print On Demand Group ("POD") as the Company also exited this business. As a result, the revenues and corresponding expenses attributable to RHG and POD are included in these consolidated financial statements only for the periods owned by the Company. The effects of these transactions on the consolidated financial statements are discussed below where significant.

     On September 27, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD"). As a result, the revenues and corresponding expenses attributable to BSD are included in these consolidated financial statements only for the periods owned by the Company. The effects of this transaction on the consolidated financial statements are discussed below where significant.

     Net sales and operating loss of RHG, POD, BSD and BKA as included in the accompanying consolidated financial statements, were as follows for the fiscal years ended June 30:

                                                  2002           2001          2000
                                               -----------   ------------   -----------
Net sales....................................  $10,315,000   $ 50,682,000   $56,470,000
Operating loss...............................  $(6,561,000)  $(13,218,000)  $(1,749,000)

     The Company does not consider its business to be seasonal; however within the last five fiscal years, except for the fiscal year ended June 30, 2002 and the fiscal year ended June 30, 1999, its sales have traditionally been greater in the second six months of its fiscal year than in the first six months of its fiscal year. The decline in net sales in the second half of the fiscal year ended June 30, 2002 is primarily due to the global printing industry economic slowdown following the events of September 11, 2001, and the disposition of the RHG. The decline in net sales in the second half of fiscal 1999 was primarily due to the lower sales to Goss Graphic Systems, Inc. ("Goss") and lower sales volume in the Japanese markets. The following schedule shows the Company's net sales for such six-month periods over the last five fiscal years to reflect the comparison.

                                                            FIRST SIX      SECOND SIX
FISCAL YEAR                                                   MONTHS         MONTHS
-----------                                                ------------   ------------
2002.....................................................  $ 74,714,000   $ 70,911,000
2001.....................................................  $ 90,718,000   $ 92,897,000
2000.....................................................  $ 97,006,000   $101,596,000
1999.....................................................  $120,488,000   $112,283,000
1998.....................................................  $103,665,000   $127,743,000

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Exhibit 99 to this Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Baldwin's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Baldwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Baldwin evaluates its estimates, including those related to product returns, bad debts, inventories, investments, asset impairments, intangible assets, income taxes, financing operations, warranty obligations, restructuring, pensions and other post-retirement benefits, contingencies and litigation. Baldwin bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Baldwin believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Baldwin maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Baldwin's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Baldwin provides for the estimated cost of product warranties at the time revenue is recognized. While Baldwin engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Baldwin's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Baldwin's estimates, revisions to the estimated warranty liability would be required. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Baldwin records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination is made.

     Effective July 1, 2001, Baldwin adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, Baldwin no longer amortizes goodwill but instead tests goodwill for impairment at the reporting unit level, at least annually, by determining the fair value of the reporting unit and comparing it with its book value. If, during the annual impairment review, the book value of the reporting units exceeds its fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.

     Other long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events which could trigger an impairment review include, among others, a decrease in the market value of an asset, the asset's inability to generate income from operations and positive cash flow in future periods, a decision to change the manner in which an asset is used, a physical change to the asset or a change in business climate. Baldwin calculates estimated future undiscounted cash flows, before interest and taxes, of the related operation and compares it to the carrying value of the asset in determining whether impairment potentially exists. If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based upon a valuation model and discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exits. Future adverse changes in market conditions or poor operating results of a related reporting unit may require the Company to record an impairment charge in the future.

     Baldwin records a valuation allowance against deferred tax assets if it is more likely than not that Baldwin will not be able to utilize these assets to offset future taxes. This valuation allowance is based on estimates of future taxable profits and losses and tax planning strategies. Subsequent revisions to estimates of future taxable profits and losses and tax planning strategies could change the amount of the deferred tax asset Baldwin would be able to realize in the future, and therefore could increase or decrease the valuation allowance.

RESULTS OF OPERATIONS

     The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company, including the notes thereto, presented elsewhere in this report.

                                                              YEARS ENDED JUNE 30,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of goods sold..........................................   70.6    70.7    68.0
                                                              -----   -----   -----
Gross profit................................................   29.4    29.3    32.0
Selling, general and administrative expenses................   22.3    21.8    21.3
Research, development and engineering expenses..............   10.5     9.3     9.0
Provision for loss on the disposition of pre-press
  operations................................................    0.0     (.3)    0.0
Restructuring and impairment charges........................    4.2     9.7     2.9
                                                              -----   -----   -----
Operating loss..............................................   (7.6)  (11.2)   (1.2)
Interest expense............................................   (1.2)   (1.1)    (.9)
Interest income.............................................     .2      .2      .2
Other income, net...........................................    2.2     2.6     1.5
                                                              -----   -----   -----
Loss before income taxes....................................   (6.4)   (9.5)    (.4)
Provision (benefit) for income taxes........................    4.6      .4    (2.8)
                                                              -----   -----   -----
Net (loss) income...........................................  (11.0)%  (9.9)%   2.4%
                                                              =====   =====   =====

  FISCAL YEAR ENDED JUNE 30, 2002 VERSUS FISCAL YEAR ENDED JUNE 30, 2001

  Consolidated Results

     Net Sales. Net sales for the fiscal year ended June 30, 2002 decreased by $37,990,000, or 20.7%, to $145,625,000 from $183,615,000 for the fiscal year ended June 30, 2001. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the current period by $5,890,000. Otherwise, net sales would have decreased by $32,100,000, of which $35,593,000 relates to the divestiture of the Company's former RHG, BSD and POD businesses. Excluding the divested businesses, and the effects of currency translation, net sales would have increased by $3,493,000 over the same period in the prior fiscal year. In local currency, sales decreased by 12.1% in the United States and by 4.3% in Germany. Sales increased by 35.2% in Sweden and 5.7% in Japan.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2002 was $42,759,000 (29.4% of net sales), compared to $53,788,000 (29.3% of net sales)
for the fiscal year ended June 30, 2001, a decrease of $11,029,000 or 20.5%. Gross profit was lower due primarily to the effects of dispositions from the prior fiscal year, which accounted for approximately $9,351,000, to increased warranty costs primarily on spray dampening equipment and continuing pricing pressures. Gross profit decreased by $1,996,000 as a result of fluctuations in currency rates. Excluding the divested businesses and the effects of currency translation, gross profit would have increased by $318,000 over the prior fiscal year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32,517,000 (22.3% of net sales) for the fiscal year ended June 30, 2002, compared to $40,025,000 (21.8% of net sales) for the prior fiscal year, a decrease of $7,508,000. Currency rate fluctuations decreased the current fiscal year's expenses by $869,000 and the effect of net dispositions from the prior fiscal year reduced expenses by $4,120,000. Selling expenses increased primarily as a result of higher trade show and advertising costs (including related travel costs), which more than offset reductions in staffing levels and decreases in sales commissions resulting from lower sales volumes. General and administrative expenses decreased primarily as a result of reductions in personnel due to the Company's restructuring efforts, reduced incentive and deferred compensation expenses resulting from the lower profitability of the Company and decreased goodwill amortization expense due to the adoption of SFAS 142. Goodwill amortization expense for the fiscal years ended June 30, 2002 and 2001 amounted to $0 and $973,000, respectively. These decreases were partially offset by an additional $439,000 bad debt charge related to a major OEM customer, interest forgiveness of $112,000 related to a loan to an officer of the Company, and increased consulting and subcontracting costs.

     Research, Development and Engineering Expenses. Research, development and engineering expenses decreased by $1,744,000 over the same period of the prior fiscal year. Fluctuations in currency rates decreased these expenses by $515,000; otherwise, these expenses would have decreased by $1,229,000. The decrease in these expenses relates primarily to the exclusion of costs associated with the divested RHG business and to the reduced engineering costs primarily in the United States attributed to reduced personnel costs associated with the planned restructuring, offset by increased research and development labor and project costs.

     Restructuring and Other Charges. Restructuring and other charges consist of restructuring charges of $621,000 and a goodwill impairment charge of $5,434,000 associated with BKA. The restructuring charges of $621,000 recorded during the fiscal year ended June 30, 2002 were expensed as incurred and included a credit adjustment of $541,000 recorded during the fourth quarter of the fiscal year ended June 30, 2002, relating to severance benefits as those costs are not expected to be paid under this restructuring plan. The $621,000 consists of $115,000 in additional employee severance and benefit costs, $15,000 in facility lease termination costs and $491,000 in incremental costs associated with the restructuring plan. The Company performed a review of the carrying amount of its goodwill in accordance with SFAS 142. Based on recent downward trends in the overall U.S. newspaper market, the Company's review indicated that an impairment existed at one of the Company's reporting units, BKA, which specializes in this market. As a result, the Company recorded an impairment of goodwill associated with BKA in the amount of $5,434,000 in the fourth quarter of the fiscal year ended June 30, 2002.

     Interest and Other. Interest expense for the fiscal year ended June 30, 2002 decreased by $222,000 to $1,792,000, compared to $2,014,000 for the fiscal year ended June 30, 2001. Currency rate fluctuations decreased interest expense by $16,000 in the current period. The remainder of the decrease was due primarily to lower interest rates and lower long-term debt levels outstanding during the current period, primarily as a result of applying the proceeds from the RHG divestiture to reduce outstanding long-term debt. Interest income was $290,000 and $291,000 for the fiscal years ended June 30, 2002 and June 30, 2001, respectively. Currency rate fluctuations increased interest income by $38,000 in the current period. Other income and expense, net, amounted to an expense of $1,037,000 for the fiscal year ended June 30, 2002 compared to income of $940,000 for the fiscal year ended June 30, 2001. These amounts include foreign currency transaction gains of $18,000 and $334,000 for the current and prior periods, respectively. Currency rate fluctuations negatively impacted other income and expense by $5,000 in the current period. The ineffective portions of derivative financial instruments, which qualify as hedges pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") amounted to losses of $45,000 and $29,000 for the fiscal years ended June 30, 2002 and 2001, respectively, while derivative financial instruments which do not qualify as hedges pursuant to SFAS 133 amounted to a loss of $413,000 and a gain of $345,000 respectively. Other income and expense also includes a $255,000 write-down of deferred financing costs in the current period, recorded as a result of the renegotiation of the Amended Credit Facility (as defined below under "Liquidity and Capital Resources at June 30, 2002") and a $250,000 pre-tax loss on the sale of the RHG. The prior year period included a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit and an $831,000 pre-tax loss on the sale of BSD.

     Income Taxes. The Company recorded an income tax provision of $6,684,000 for the fiscal year ended June 30, 2002 as compared to $698,000 for the fiscal year ended June 30, 2001. Certain items have significantly increased the Company's tax provision. Specifically, in the current year, foreign income taxed at rates higher than the U.S. statutory tax rate and the recording of a $6,210,000 valuation allowance primarily against certain of its domestic deferred tax assets resulted in additional tax charges. Currency rate fluctuations reduced the tax provision by $178,000 in the current period.

     Net Loss. Net loss for the fiscal year ended June 30, 2002 was $15,984,000 as compared to $18,172,000 for the fiscal year ended June 30, 2001, or $1.07 per share, basic and diluted, and $1.23 per share, basic and diluted, respectively. For the current period, currency rate fluctuations decreased the net loss by $464,000 and net dispositions increased the net loss by $646,000. The net loss in the current fiscal year includes a goodwill impairment charge of $5,434,000 associated with the BKA business, while the prior fiscal year net loss includes asset impairment charges of $14,831,000 associated with the sale of the RHG and $687,000 associated with the disposition of the POD business. Additionally, the current fiscal year includes a $6,210,000 charge related to increased valuation allowances for certain deferred tax assets.

  Outlook

     The Company's business is highly dependant on sales to OEM press manufacturers, newspaper publishers and commercial printers. During the third quarter of the fiscal year ended June 30, 2002, Baldwin began to see signs of softening demand from its principal customers as the advertising industry, which is typically a leading indicator, had weakened. Baldwin anticipates reduced demand for its products over the next several quarters, which will adversely affect revenues and earnings over these next several quarters. In an effort to reduce operating costs, the Company has entered into a new restructuring plan during the first quarter of the fiscal year ending June 30, 2003, to reduce total employment worldwide by approximately 90.

  FISCAL YEAR ENDED JUNE 30, 2001 VERSUS FISCAL YEAR ENDED JUNE 30, 2000

  Consolidated Results

     Net Sales. Net sales for the fiscal year ended June 30, 2001 decreased by $14,987,000, or 7.5%, to $183,615,000 from $198,602,000 for the fiscal year ended June 30, 2000. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the fiscal year ended June 30, 2001 by $14,676,000 and the previously noted divestiture of BSD further reduced net sales by $7,074,000. Otherwise, net sales would have increased by $6,763,000. This increase was primarily the result of increased product volumes, principally spray dampening equipment, water products and roll handling equipment, offset by a reduction in equipment shipments to the commercial web heat-set printing market. In local currency, sales decreased by 16.0% in the United States, and by 8.4% in the United Kingdom. Sales increased by 97.7% in China and by 24.8% in Sweden.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $40,025,000 (21.8% of net sales) for the fiscal year ended June 30, 2001, compared to $42,193,000 (21.3% of net sales) for the fiscal year ended June 30, 2000, a decrease of $2,168,000. Currency rate fluctuations decreased expenses for the fiscal year ended June 30, 2001 by $1,901,000 and the effect of the sale of BSD further reduced expenses by $1,796,000. Selling expenses decreased primarily as a result of lower trade show and advertising costs (including related travel costs), reductions in staffing levels and decreases in sales commissions resulting from lower sales volumes. General and administrative expenses increased primarily as a result of increases in compensation, consulting and subcontracting costs and a $536,000 bad debt charge related to a receivable from a major OEM customer during the fiscal year ended June 30, 2001. The fiscal year ended June 30, 2001 also included a $1,100,000 bad debt charge for an OEM customer.

     Research, Development and Engineering Expenses. Research, development and engineering expenses for the fiscal year ended June 30, 2001 decreased by $932,000 over the same period of the fiscal year ended June 30, 2000. Fluctuations in currency rates decreased these expenses by $1,187,000; otherwise, these expenses would have increased by $255,000. The increase in these expenses related to increased compensation and consulting costs, partially offset by reduced costs in Japan, attributed to reduced personnel costs associated with the restructuring, and the impact of the previously noted divestiture of BSD.

     Restructuring and Other Charges. Restructuring and other charges for the fiscal year ended June 30, 2001 consisted of restructuring charges of $2,277,000 and asset write-offs, primarily patents and goodwill, of $15,518,000. These asset write-offs are the result of asset impairments of $14,831,000, associated with the RHG and $687,000 associated with POD. The Company sold the RHG on September 26, 2001 and exited the POD business on November 16, 2001.

     The restructuring charge of $2,277,000 for the fiscal year ended June 30, 2001 represents additional charges incurred associated with the restructuring plan announced in March 2000, which resulted in a $5,664,000 restructuring charge during the fiscal year ended June 30, 2000. These additional charges related primarily to severance and facility lease termination costs associated with the Company's restructuring efforts.

     Interest and Other. Interest expense for the fiscal year ended June 30, 2001 increased by $195,000 to $2,014,000, compared to $1,819,000 for the fiscal year ended June 30, 2000. Currency rate fluctuations decreased interest expense by $169,000 in the fiscal year ended June 30, 2001. Otherwise, interest expense would have increased by $364,000. This increase was due primarily to higher long-term, fixed-rate indebtedness outstanding during the fiscal year ended June 30, 2001, which was offset slightly by lower interest rates on variable-rate debt. Interest income was $291,000 and $330,000 for the fiscal years ended June 30, 2001 and June 30, 2000, respectively. Currency rate fluctuations increased interest income by $53,000 for the fiscal year ended June 30, 2001. Other income and expense, net, amounted to income of $940,000 for the fiscal year ended June 30, 2001 compared to expense of $98,000 for the fiscal year ended June 30, 2000. These amounts include foreign currency transaction gains (losses) of $334,000 and $(251,000) for the fiscal years ended June 30, 2001 and 2000, respectively. Other income and expense also includes a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit, and an $831,000 pre-tax loss on the sale of BSD for the fiscal year ended June 30, 2001.

     Income Taxes. The Company recorded income tax expense of $698,000 for the fiscal year ended June 30, 2001 as compared to an income tax benefit of $5,675,000 for the fiscal year ended June 30, 2000. Certain items significantly increased the Company's tax provision. Specifically, for the fiscal year ended June 30, 2001, non-deductible goodwill and increased foreign income taxed at rates higher than the U.S. statutory rate resulted in additional tax of $3,735,000 and $1,966,000, respectively. The fiscal year ended June 30, 2000 included a benefit of $4,147,000, recorded as a result of a reduction of the valuation allowance related to prior net operating losses ("NOL's") of the Company's Swedish subsidiaries, and estimated adjustments related to the settlement of both foreign and domestic tax issues. Currency rate fluctuations reduced the tax expense by $420,000 in the fiscal year ended June 30, 2001.

     Net (Loss) Income. Net loss for the fiscal year ended June 30, 2001 was $(18,172,000) as compared to net income of $4,836,000 for the fiscal year ended June 30, 2000, or $(1.23) per share basic and diluted, and $.31 per share basic and diluted, respectively. For the fiscal year ended June 30, 2001, currency rate fluctuations and the sale of BSD decreased net income by $581,000 and $344,000, respectively. The after-tax impact of $1,600,000 for restructuring charges reduced net income per share by $0.11 basic and diluted in the fiscal year ended June 30, 2001. The net loss for the fiscal year ended June 30, 2001 was primarily the result of asset impairment charges of $14,831,000 associated with the sale of the RHG, and $687,000 associated with the decision to exit the POD business.

 Impact of Inflation

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

LIQUIDITY AND CAPITAL RESOURCES

     On October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition

Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. At June 30, 2002, the Company had outstanding borrowings of $16,650,000 under the Revolver and Term Loan, plus outstanding letters of credit of $3,068,000. The Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the fiscal years ended June 30, 2002, 2001 and 2000 were $24,000, $47,000 and $44,000, respectively.

     As a result of the reduction in available borrowings under the Amended Credit Facility, and the revised maturity date, the Company was required to write-down a portion of the related unamortized deferred financing costs initially recorded in connection with obtaining the Credit Facility. Accordingly, the Company recorded a charge against earnings of $255,000 during the quarter ended December 31, 2001, which is included in "Other income and expense." The Company incurred additional costs of approximately $227,000 associated with entering into the Amended Credit Facility. The Company amortized the remaining deferred financing costs through October 1, 2002, the maturity date of the Amended Credit Facility.

     The Company has experienced operating losses, negative cash flows and debt covenant violations over the past two years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make a required $4,000,000 principal payment on the Term Loan on June 28, 2002. The banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 16, 2002, the Company received an irrevocable commitment letter from the Banks to further amend and extend the Amended Credit Facility, and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, will consist of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility will require the Company to utilize the net proceeds of $3,736,000 from the sale of BKA plus $464,000 from the Company's cash flows to reduce the outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which, $2,700,000 will permanently reduce the Extended Revolver and $1,500,000 will become available for future borrowings upon the payment of the $464,000 referenced above. Additionally, beginning in November 2002 and extending through June 2003, the Company will be required to permanently reduce the Extended Revolver by making monthly payments of $125,000. The Company will be required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, only if the
Company generates non-operating alternative sources of financing. $5,300,000 due under the Extended Revolver and Extended Term Loan has been classified as current (of which $3,835,000 has been paid through October 15, 2002) and the remaining $11,350,000 has been classified as long-term at June 30, 2002.

     Interest on the Extended Revolver and Extended Term Loan will be charged at prime plus 2.00% per annum. The Extended Credit Facility will be collateralized by a pledge of the capital stock and certain domestic assets of the Company's subsidiaries. The Extended Credit Facility will include certain restrictions, which will limit the incurrence of debt and prohibit dividend payments among other things, and require the Company to satisfy certain financial covenants. These financial covenants will require the Company to achieve minimum operating income of $945,000 for the quarter ending December 31, 2002, $844,000 for the quarter ending March 31, 2003 and $732,000 for the quarter ending June 30, 2003. The ability to achieve these covenants depends in part on management's successful execution of the restructuring plans discussed in Note 5 to the consolidated financial statements and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. Accordingly, if the covenants are not met, amounts outstanding under the Extended Credit Facility would become payable on demand. Management believes that alternative sources of financing are available to finance the existing facilities beyond July 1, 2003, which the Company is currently pursuing. However, if the loans become payable on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $24,061,000, including amounts available under the Revolver. As of June 30, 2002, the Company had $22,661,000 outstanding under these credit facilities including $16,650,000 under the Revolver and Term Loan. Total debt levels as reported on the balance sheet at June 30, 2002 are $930,000 higher than they would have been if June 30, 2001 exchange rates had been used.

     On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this interest rate swap added $383,000 to interest expense for the fiscal year ended June 30, 2002 and a $63,000 pre-tax ($54,000 after-tax) loss to Other Comprehensive Income ("OCI") at June 30, 2002.

     The Company's working capital decreased by $90,000 or 0.4% from $22,409,000 at June 30, 2001, to $22,319,000 at June 30, 2002. Foreign currency rate fluctuations decreased working capital by $1,921,000; otherwise working capital would have increased by $1,831,000. Working capital increased primarily due to a portion of the short-term debt being reclassified to long-term, increases in notes receivable, and decreases in accounts and notes payable, accrued compensation, customer deposits, and accrued expenses. Offsetting these items were decreases in inventories and accounts receivable. On September 26, 2001, the Company divested its RHG. The proceeds of $6,800,000 were utilized to reduce outstanding bank debt by $4,500,000; the remainder was used for transaction costs of approximately $1,600,000 and for general working capital purposes. The RHG utilized cash from operating activities of approximately $2,181,000 for the fiscal year ended June 30, 2001.

     The Company provided $4,963,000 and $1,157,000 for investing activities for the fiscal year ended June 30, 2002, and 2001, respectively. The increase in the cash provided by investing activities is primarily the result of greater proceeds from the sale of the RHG than the proceeds from the sale of BSD. Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 2002, and June 30, 2001, including commitments for capital lease payments, were $2,006,000 and $2,828,000, respectively. The Company has capital expenditures of approximately $1,300,000 planned for the fiscal year ending June 30, 2003.

     The net cash used by financing activities was $1,872,000 for the fiscal year ended June 30, 2002 as compared to $702,000 for the fiscal year ended June 30, 2001. The difference was primarily caused by higher net repayments of the Company's long-term and short-term debt and additional payments of debt financing costs in the current fiscal year.

     On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding, and furthermore, the Company has continued to receive timely payments, on a post petition basis, from the foreign subsidiaries of Goss. At June 30, 2001, the Company's balance sheet included approximately $1,478,000 of trade receivables from Goss, of which approximately $942,000 has been collected to date. The remaining $536,000 was fully reserved as of June 30, 2001. The Company recorded an additional bad debt charge during the fiscal year ended June 30, 2002 of $439,0000, which represented the balance of further uncollected sales to Goss from July 1, 2001 through September 10, 2001. Goss had previously filed for Chapter 11 bankruptcy on July 30, 1999. The Company subsequently sold pre-petition domestic accounts receivable from Goss of approximately $4,100,000 pursuant to a non-recourse agreement between the Company and a third party for approximately $3,000,000. The Company had taken a charge to earnings during the fiscal year ended June 30, 2000 in the amount of $1,100,000 as a bad debt, which is included in General and Administrative expenses. Prior to June 30, 2000, the entire $3,000,000 had been received from the third party.

     During March 2000, the Company initiated a restructuring plan that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. This plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $621,000, $2,277,000 and $5,664,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The $621,000 relates primarily to additional exit costs, which were expensed as incurred, and is net of a credit adjustment of $541,000 recorded during the fourth quarter of the fiscal year ended June 30, 2002, relating to severance benefits as those costs are not expected to be paid under this restructuring plan. The restructuring plan is expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Product lines that were previously being produced in the Emporia, Kansas, (USA); Shelton, Connecticut, (USA); Malmo, Sweden; Augsburg, Germany; and Lombard, Illinois (USA) facilities, were consolidated with the production facilities located in Augsburg, Germany; Emporia, Kansas (USA) and Malmo, Sweden. Roll handling products previously produced in the Rockford, Illinois (USA) facility were being consolidated with similar products designed and manufactured in the Company's facilities in Shanghai, China and Amal, Sweden. These Roll Handling businesses were sold on September 26, 2001. The corporate headquarters was vacated and relocated to the Shelton, Connecticut
(USA) facility in order to take advantage of the space created by the downsizing at that facility previously noted. The restructuring charge of $621,000 recorded during the fiscal year ended June 30, 2002 includes approximately $115,000 in employee severance and benefit costs, $15,000 in facility lease termination costs, and $491,000 in additional exit costs associated with this overall restructuring plan, which were expensed as incurred. The employee severance and benefit costs shown above included a $541,000 reduction in severance costs for two of the foreign locations to adjust the estimated remaining liability at June 30, 2002 to the required amount. As of June 30, 2002, $1,071,000 is included in "Other accounts payable and accrued liabilities" and $1,164,000 is included in "Other long-term liabilities."

     The Company expects to incur approximately $258,000 in additional unaccrued restructuring costs related to the above plan during the fiscal year ending June 30, 2003, which will be expensed as incurred. The estimated total cash cost of the restructuring program is expected to be approximately $8,311,000, with approximately $1,422,000 expected to be spent during the fiscal year ending June 30, 2003 and approximately $1,071,000 (primarily facility lease costs) expected to be spent over the balance of the lease terms of approximately four years. The restructuring plan was expected to save the Company approximately $8,843,000 annually following full implementation; however, approximately $1,876,000 of this savings was related to the divested RHG, which due to the sale of RHG, will not be realized under this plan.

     In August 2002, the Company announced additional restructuring activities in response to weak market conditions, which will reduce total worldwide employment by approximately 90. As a result, the Company recorded an additional restructuring charge of approximately $3,100,000 during the first quarter of the fiscal year ending June 30, 2003. These reductions are expected to reduce operating costs by approximately $4,800,000 annually after this restructuring plan is fully implemented, which is expected to occur by the end of March 2003. The Company expects that the severance costs will be paid through June 2003 and approximately $200,000 in lease termination costs will be paid through December 2004.

     The Company is currently negotiating alternative financing sources. Although these negotiations are ongoing, there can be no assurance that the Company will be successful in negotiating a replacement of the Extended Credit Facility beyond July 1, 2003.. The Company believes however, that its cash flow from operations, along with the available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements for the near and long-term future.

     At June 30, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company's contractual obligations at June 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                 FISCAL YEARS ENDING JUNE 30,
                                              -------------------------------------------------------------------
                                                                                                        2008 AND
                                               TOTAL     2003      2004      2005     2006     2007    THEREAFTER
                                              -------   -------   -------   ------   ------   ------   ----------
Contractual Obligations:
Loans payable...............................  $ 5,372   $ 5,372   $     0   $    0   $    0   $    0     $    0
Capital lease obligations...................      102        26        27       26       20        3          0
Long-term debt..............................   17,289     5,416    11,456       98       98       98        123
Non-cancelable operating lease
  obligations...............................   14,633     4,156     3,307    2,935    2,324    1,026        885
                                              -------   -------   -------   ------   ------   ------     ------
Total contractual cash obligations..........  $37,396   $14,970   $14,790   $3,059   $2,442   $1,127     $1,008
                                              =======   =======   =======   ======   ======   ======     ======

NEW ACCOUNTING STANDARDS

     See Note 2 to the Consolidated Financial Statements for information concerning new accounting standards.

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

INTEREST RATE AND DEBT SENSITIVITY

     As of June 30, 2002, the Company had debt totaling $22,661,000, most of which bears interest at floating rates. The Company entered into an interest rate swap agreement on April 27, 2001, with a notional amount of $15,000,000 and a fixed rate of 4.98%. Interest rate swaps act as hedges of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instruments.

     The Company performed a sensitivity analysis as of June 30, 2002, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one percentage point increase in interest rates would affect the Company's pre-tax income by approximately $250,000. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

CURRENCY EXCHANGE RATE SENSITIVITY

     The Company derived approximately 76% of its revenues from countries outside of the United States for the fiscal year ended June 30, 2002. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company's policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural overall hedge. The Company adopted the FASB Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of July 1, 2000. As of June 30, 2002, the Company had recorded $451,000 in current liabilities and a loss of $32,000 in other comprehensive income; currency exchange losses of $369,000 and $50,000 were recognized in other income in the fiscal years ended June 30, 2002 and 2001, respectively.

     The Company performed a sensitivity analysis as of June 30, 2002 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company's pre-tax income by approximately $900,000. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company's actual exposures and hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   23
Consolidated Balance Sheets at June 30, 2002 and June 30,
  2001......................................................   24
Consolidated Statements of Income for the years ended June
  30, 2002, June 30, 2001 and June 30, 2000.................   26
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 2002, June 30, 2001 and June
  30, 2000..................................................   27
Consolidated Statements of Cash Flows for the years ended
  June 30, 2002, June 30, 2001 and June 30, 2000............   28
Notes to Consolidated Financial Statements..................   29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
October 16, 2002

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JUNE 30,   JUNE 30,
                                                                2002       2001
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  5,106   $  6,590
  Accounts receivable trade, net of allowance for doubtful
     accounts of $1,994 ($1,943 at June 30, 2001)...........    27,262     30,587
  Notes receivable, trade...................................    13,390     11,416
  Inventories...............................................    24,928     33,051
  Deferred taxes............................................       893      5,196
  Prepaid expenses and other................................     6,581      7,486
                                                              --------   --------
     Total current assets...................................    78,160     94,326
                                                              --------   --------
MARKETABLE SECURITIES:
  (Cost $475 at June 30, 2002 and $564 at June 30, 2001)....       430        558
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings........................................     2,669      2,532
  Machinery and equipment...................................     5,526      3,945
  Furniture and fixtures....................................     3,716      3,103
  Leasehold improvements....................................       458        446
  Capital leases............................................       428        651
                                                              --------   --------
                                                                12,797     10,677
Less: Accumulated depreciation and amortization.............    (6,453)    (5,152)
                                                              --------   --------
Net property, plant and equipment...........................     6,344      5,525
                                                              --------   --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost, less
  accumulated amortization of $3,432 ($3,010 at June 30,
  2001).....................................................     2,061      1,888
GOODWILL, less accumulated amortization of $3,142 ($5,284 at
  June 30, 2001)............................................     9,618     14,295
DEFERRED TAXES..............................................     6,277     10,550
OTHER ASSETS................................................     6,025      6,748
                                                              --------   --------
     TOTAL ASSETS...........................................  $108,915   $133,890
                                                              ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              JUNE 30,   JUNE 30,
                                                                2002       2001
                                                              --------   --------
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable.............................................  $  5,372   $  3,529
  Current portion of long-term debt.........................     5,416     10,531
  Accounts payable, trade...................................    12,816     12,761
  Notes payable, trade......................................     7,837      9,112
  Accrued salaries, commissions, bonus and profit-sharing...     3,432      5,096
  Customer deposits.........................................     4,765      6,861
  Accrued and withheld taxes................................     1,719      1,625
  Income taxes payable......................................     1,297      5,345
  Other accounts payable and accrued liabilities............    13,187     17,057
                                                              --------   --------
     Total current liabilities..............................    55,841     71,917
                                                              --------   --------
LONG-TERM LIABILITIES:
  Long-term debt............................................    11,873      8,428
  Other long-term liabilities...............................     7,447      8,085
                                                              --------   --------
     Total long-term liabilities............................    19,320     16,513
                                                              --------   --------
     Total liabilities......................................    75,161     88,430
                                                              --------   --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
     authorized, 16,458,849 shares issued...................       165        165
  Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,185,883 shares issued (2,000,000 at June
     30, 2001)..............................................        21         20
  Capital contributed in excess of par value................    56,986     57,496
  Retained (deficit) earnings...............................    (8,527)     7,457
  Accumulated other comprehensive loss......................    (2,017)    (6,334)
  Less: Treasury stock, at cost:
  Class A -- 3,630,202 shares (3,583,702 at June 30, 2001)
  Class B -- zero shares (189,117 at June 30, 2001).........   (12,199)   (13,344)
  Note receivable from key executive for Common Stock
     issuance...............................................      (675)
                                                              --------   --------
     Total shareholders' equity.............................    33,754     45,460
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
                                                              --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $108,915   $133,890
                                                              ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Net sales...................................................  $145,625   $183,615   $198,602
Cost of goods sold..........................................   102,866    129,827    135,146
                                                              --------   --------   --------
Gross profit................................................    42,759     53,788     63,456
                                                              --------   --------   --------
Operating expenses:
  General and administrative................................    18,768     23,801     23,182
  Selling...................................................    13,749     16,224     19,011
  Engineering...............................................     9,033     11,372     12,209
  Research and development..................................     6,253      5,658      5,753
  Provision for loss on the disposition of pre-press
     operations.............................................       (86)      (472)
  Restructuring charges.....................................       621      2,277      5,664
  Impairment charges........................................     5,434     15,518
                                                              --------   --------   --------
                                                                53,772     74,378     65,819
                                                              --------   --------   --------
Operating loss..............................................   (11,013)   (20,590)    (2,363)
                                                              --------   --------   --------
Other (income) expense:
  Interest expense..........................................     1,792      2,014      1,819
  Interest (income).........................................      (290)      (291)      (330)
  Royalty (income), net.....................................    (4,252)    (3,899)    (3,111)
  Other (income) expense, net...............................     1,037       (940)        98
                                                              --------   --------   --------
                                                                (1,713)    (3,116)    (1,524)
                                                              --------   --------   --------
Loss before income taxes....................................    (9,300)   (17,474)      (839)
                                                              --------   --------   --------
Provision (benefit) for income taxes:
  Domestic:
     Federal................................................     3,592     (1,067)    (3,582)
     State..................................................         0       (447)      (498)
  Foreign...................................................     3,092      2,212     (1,595)
                                                              --------   --------   --------
          Total income tax provision (benefit)..............     6,684        698     (5,675)
                                                              --------   --------   --------
Net (loss) income...........................................  $(15,984)  $(18,172)  $  4,836
                                                              ========   ========   ========
Basic (loss) income per share...............................  $  (1.07)  $  (1.23)  $   0.31
                                                              ========   ========   ========
Diluted (loss) income per share.............................  $  (1.07)  $  (1.23)  $   0.31
                                                              ========   ========   ========
Weighted average shares outstanding:
  Basic.....................................................    14,915     14,787     15,652
                                                              ========   ========   ========
  Diluted...................................................    14,915     14,787     15,652
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                       CLASS A              CLASS B                                  ACCUMULATED
                                    COMMON STOCK          COMMON STOCK      CAPITAL IN                  OTHER
                                 -------------------   ------------------   EXCESS OF    RETAINED   COMPREHENSIVE
                                   SHARES     AMOUNT    SHARES     AMOUNT   PAR VALUE    EARNINGS       LOSS
                                 ----------   ------   ---------   ------   ----------   --------   -------------
BALANCE AT JUNE 30, 1999.......  16,458,849    $165    2,000,000    $20      $57,496     $ 20,793      $(2,252)
Year ended June 30, 2000:
  Net income for the year......                                                             4,836
  Translation adjustment.......                                                                          1,933
  Unrealized loss on
    available-for-sale
    securities, net of tax.....                                                                            (38)
  Comprehensive income.........
  Purchase of treasury stock...
                                 ----------    ----    ---------    ---      -------     --------      -------
BALANCE AT JUNE 30, 2000.......  16,458,849     165    2,000,000     20       57,496       25,629         (357)
Year ended June 30, 2001:
  Net loss for the year........                                                           (18,172)
  Translation adjustment.......                                                                         (6,912)
  Effect of translation
    adjustment on RHG sale.....                                                                            961
  Unrealized loss on
    available-for-sale
    securities, net of tax.....                                                                            (26)
  Comprehensive loss...........
  Shares received in connection
    with sale of business......
  Purchase of treasury stock...
                                 ----------    ----    ---------    ---      -------     --------      -------
BALANCE AT JUNE 30, 2001.......  16,458,849     165    2,000,000     20       57,496        7,457       (6,334)
Year ended June 30, 2002:
  Net loss for the year........                                                           (15,984)
  Translation adjustment.......                                                                          4,073
  Unrealized loss on
    available-for sale
    securities, net of tax.....                                                                            (23)
  Unrealized loss on forward
    contracts..................                                                                            267
  Comprehensive loss...........
  Issuance of Class B Common
    Stock to Key Executive.....                          185,883      1         (510)
  Purchase of treasury stock...
                                 ----------    ----    ---------    ---      -------     --------      -------
BALANCE AT JUNE 30, 2002.......  16,458,849    $165    2,185,883    $21      $56,986     $ (8,527)     $(2,017)
                                 ==========    ====    =========    ===      =======     ========      =======

                                                         NOTE RECEIVABLE
                                                            FROM KEY
                                    TREASURY STOCK        EXECUTIVE FOR
                                 ---------------------    COMMON STOCK     COMPREHENSIVE
                                   SHARES      AMOUNT       ISSUANCE       INCOME (LOSS)
                                 ----------   --------   ---------------   -------------
BALANCE AT JUNE 30, 1999.......  (2,117,619)  $ (9,682)
Year ended June 30, 2000:
  Net income for the year......                                              $  4,836
  Translation adjustment.......                                                 1,933
  Unrealized loss on
    available-for-sale
    securities, net of tax.....                                                   (38)
                                                                             --------
  Comprehensive income.........                                              $  6,731
                                                                             ========
  Purchase of treasury stock...  (1,262,800)    (2,902)
                                 ----------   --------
BALANCE AT JUNE 30, 2000.......  (3,380,419)   (12,584)
Year ended June 30, 2001:
  Net loss for the year........                                              $(18,172)
  Translation adjustment.......                                                (6,912)
  Effect of translation
    adjustment on RHG sale.....                                                   961
  Unrealized loss on
    available-for-sale
    securities, net of tax.....                                                   (26)
                                                                             --------
  Comprehensive loss...........                                              $(24,149)
                                                                             ========
  Shares received in connection
    with sale of business......    (307,000)      (610)
  Purchase of treasury stock...     (85,400)      (150)
                                 ----------   --------
BALANCE AT JUNE 30, 2001.......  (3,772,819)   (13,344)
Year ended June 30, 2002:
  Net loss for the year........                                              $(15,984)
  Translation adjustment.......                                                 4,073
  Unrealized loss on
    available-for sale
    securities, net of tax.....                                                   (23)
  Unrealized loss on forward
    contracts..................                                                   267
                                                                             --------
  Comprehensive loss...........                                              $(11,667)
                                                                             ========
  Issuance of Class B Common
    Stock to Key Executive.....     189,117      1,184        $(675)
  Purchase of treasury stock...     (46,500)       (39)
                                 ----------   --------        -----
BALANCE AT JUNE 30, 2002.......  (3,630,202)  $(12,199)       $(675)
                                 ==========   ========        =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net (loss) income.........................................  $(15,984)  $(18,172)  $  4,836
  Adjustments to reconcile net (loss) income to net cash
     (used) provided by operating activities:
     Depreciation and amortization..........................     1,860      3,301      3,758
     Accrued retirement pay.................................       706       (182)      (650)
     Deferred taxes.........................................     9,449       (868)    (6,041)
     Provision for losses on accounts receivable............     1,107      1,066      1,489
     Provision for loss on the disposition of pre-press
      operations............................................       (86)      (472)
     Impairment charges.....................................     5,434     15,518
     Restructuring charges..................................       621      2,277      5,664
     Loss from disposition of business......................       258        831
     Write-off of deferred debt financing costs.............       255
     Changes in assets and liabilities, net of effects from
      dispositions:
       Accounts and notes receivable........................    (1,078)    (5,372)     3,492
       Inventories..........................................     2,766     (2,869)    (5,727)
       Prepaid expenses and other...........................      (538)      (804)       (53)
       Other assets.........................................       548       (218)     4,599
       Customer deposits....................................      (401)       642      3,230
       Accrued compensation.................................    (1,791)       (33)      (849)
       Payments of restructuring charges....................    (4,053)    (1,129)      (637)
       Accounts and notes payable, trade....................    (1,494)     1,864        808
       Income taxes payable.................................    (4,254)     1,486     (5,757)
       Accrued and withheld taxes...........................       406       (259)       (48)
       Other accounts payable and accrued liabilities.......     1,408      2,474     (2,874)
       Interest payable.....................................      (228)       (95)        96
                                                              --------   --------   --------
Net cash (used) provided by operating activities............    (5,089)    (1,014)     5,336
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from the disposition of businesses, net..........     7,003      3,985
  Additions of property.....................................    (1,683)    (2,520)    (2,908)
  Additions of patents, trademarks and drawings.............      (357)      (308)      (428)
                                                              --------   --------   --------
Net cash provided (used) by investing activities............     4,963      1,157     (3,336)
                                                              --------   --------   --------
Cash flows from financing activities:
  Long-term and short-term debt borrowings..................     8,895     46,894     37,075
  Long-term and short-term debt repayments..................    (9,652)   (46,756)   (40,589)
  Principal payments under capital lease obligations........       (17)        (3)      (308)
  Payment of debt financing costs...........................      (228)
  Other long-term liabilities...............................      (831)      (687)       428
  Treasury stock purchased..................................       (39)      (150)    (2,902)
                                                              --------   --------   --------
Net cash used by financing activities.......................    (1,872)      (702)    (6,296)
                                                              --------   --------   --------
Effect of exchange rate changes.............................       514       (765)     1,537
                                                              --------   --------   --------
Net decrease in cash and cash equivalents...................    (1,484)    (1,324)    (2,759)
Cash and cash equivalents at beginning of year..............     6,590      7,914     10,673
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  5,106   $  6,590   $  7,914
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $  2,020   $  1,919   $  1,915
  Income taxes..............................................  $  1,493   $  1,830   $  4,132

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION OF BUSINESS:

     Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin" or the "Company") are engaged primarily in the development, manufacture and sale of controls and accessories equipment for the printing industry.

     The Company has experienced operating losses, negative cash flows and debt covenant violations over the past two fiscal years. As more fully discussed in the notes to the consolidated financial statements, the Company has embarked on restructuring plans (see Note 5) and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain businesses (see Note 8), the consolidation of other operations and headcount reductions related to the consolidations and weak market conditions. As a result of these actions, combined with the renegotiation of certain of the Company's debt obligations (see Note 11), management believes that the Company's cash flow from operations, along with available bank lines of credit and alternative sources of borrowings are sufficient to finance its working capital and other capital requirements for the near and long-term future. Management further believes that additional actions can be taken to reduce operating expenses or that assets can be sold to meet liquidity needs.

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

     Cash and cash equivalents. The Company considers all highly liquid instruments (cash and short-term securities) with original maturities of three months or less to be cash equivalents.

     Translation of Foreign Currencies. All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of income. Net transaction gains (losses) credited or charged to income for the fiscal years ended June 30, 2002, 2001 and 2000 were $18,000, $334,000 and $(251,000), respectively.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivate Instruments and Hedging Activities" ("SFAS 133"). The effective date of SFAS 133 was July 1, 2000 for the Company. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the

                        BALDWIN TECHNOLOGY COMPANY, INC.

Company's limited use of derivative instruments, the impact of adoption at July 1, 2000 was immaterial and is not expected to have a significant effect on the Company's results of operations in future periods.

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

     Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company's ten largest customers accounted for approximately 44%, 49% and 46% of the Company's net sales for each of the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     Marketable Securities. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of shareholders' equity. Cost is determined using the average cost method.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $635,000 and $835,000 greater as of June 30, 2002 and 2001, respectively.

     Property, Plant and Equipment. The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,423,000, $1,659,000 and $1,987,000 for the fiscal years ended June 30,
2002, 2001 and 2000, respectively.

     Long-lived Assets. For long-lived assets other than goodwill and intangibles, the Company follows Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company continually reviews the recoverability of the carrying value of these assets using the provisions of SFAS 121.

     Goodwill and Other Intangible Assets. Goodwill, representing the excess purchase price over the fair market value of net assets of Companies acquired, had been amortized over a period not to exceed 40 years on a straight-line basis and had been reviewed for impairment in accordance with SFAS 121. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company no longer amortizes goodwill. Instead, goodwill is tested for impairment at the reporting unit level at least annually, by determining the fair value of the reporting unit and comparing the fair value with its recorded book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit. As required by SFAS No. 142, the Company conducted an initial impairment assessment as of

                        BALDWIN TECHNOLOGY COMPANY, INC.

the July 1, 2001 date of adoption and determined that no impairment existed. As discussed in Note 18, a goodwill impairment charge of $5,434,000 was recorded subsequent to adoption of the standard related to a reporting unit whose operating results and future prospects deteriorated during the current fiscal year. Note 18 also discusses goodwill amortization expense for each period.

     Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 20 years. Amortization expense amounted to $437,000, $669,000 and $743,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     Income Taxes. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount, which is expected to more likely than not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits only as reassessment indicates that it is more likely than not that these benefits will be realized.

     Fair Value Disclosure of Financial Instruments. The Company's financial instruments consist of cash, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable and other short and long-term borrowings. The current carrying amount of these instruments approximates fair market value.

     Deferred Loan Origination Costs. At June 30, 2002, these costs were $1,427,000 less $786,000 of accumulated amortization ($1,698,000 less $1,316,000 of accumulated amortization at June 30, 2001) and were included in "Other assets."

     Warranty. The Company's standard contractual warranty provisions are to repair or replace, at the Company's option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percent of revenue discussed above. The Company has accrued estimated future warranty and customer support obligations of $1,516,000 and $2,878,000 at June 30, 2002 and 2001 respectively, which are included in "Other accounts payable and accrued liabilities."

     Revenue Recognition. The Company's products are sold with terms and conditions, which vary depending on particular cultural and business environments in which the Company operates globally. The standard policy of the Company is to recognize revenue in accordance with accounting principles generally accepted in the United States of America. The Company's standard payment terms for equipment include a deposit to be received with the customer order, progress payments until equipment is shipped and a portion of the balance due within a set number of days following shipment. Freight terms are FOB shipping dock with risk of loss passing to the purchaser at the time of shipment. Installation services are provided to the customer on an as needed basis and are contracted for separately. If non-standard terms are negotiated, the impact of the terms of shipment and contractual installation requirements are determined on an individual contract basis. In the case of non-standard terms, revenue is not recognized until, at a minimum, title and risk of loss have passed to the customer, and the customer is obligated to pay. If a loss should occur in transit, the Company is not responsible for, and does not administer insurance claims unless the terms are FOB destination. The customer is not contractually eligible for any refund of the purchase price, or right of return of the contracted product, except if the product fails to meet published product specifications and the Company fails to perform its obligations under product warranty terms. When installation services are a contractual element, and included in the purchase price of the product, the revenue associated with installing the product

                        BALDWIN TECHNOLOGY COMPANY, INC.

is generally inconsequential to the total revenue stream. The Company recognizes revenue for the total sales price and accrues the cost of installing the product based on the Company's historical installation costs. The terms of sale are generally on a purchase order basis and as such do not contain formal product acceptance clauses. On certain large orders, usually in the newspaper equipment market, a separately negotiated contract is used to establish the terms of sale. In such cases, the Company recognizes revenue only after all acceptance criteria, if any, have been satisfied.

     The Company uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment and risk of loss has passed to the ultimate customer, who then becomes obligated to pay with no right of return. Otherwise, the equipment is reported as a part of the Company's inventory on consignment and no revenue is reported.

     Research and Development and Engineering. Research, development and engineering costs are expensed as incurred.

     Net Income (Loss) Per Share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted income (loss) per share includes 0 (zero) shares for each of the fiscal years ended June 30, 2002 and 2001 and 2000, respectively, which represent potentially dilutive securities. Outstanding options to purchase 1,514,000 shares, 1,361,000 shares and 1,366,000 shares of the Company's stock, for the fiscal years ended June 30, 2002, 2001 and 2000, respectively, are not included in the above calculation to compute diluted income (loss) per share as they have an anti-dilutive effect.

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

     Recently Issued Accounting Standards. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") that required a liability for an exit cost to be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3, especially for facility closure costs. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since SFAS 146 is effective only for new exit or disposal activities, the adoption of this standard will not affect amounts currently reported in the Company's consolidated financial statements. However, the adoption of SFAS 146 could affect the types and timing of costs included in future business consolidation and restructuring programs. The Company is currently evaluating the impact of this new statement.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on

                        BALDWIN TECHNOLOGY COMPANY, INC.

long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company's fiscal year beginning in 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under current accounting principles.

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

NOTE 3 -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("OCI") is comprised of various items which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Accumulated other comprehensive income (loss) consists of the following:

                                                              JUNE 30,      JUNE 30,
                                                                2002          2001
                                                             -----------   -----------
Cumulative translation adjustment..........................  $(1,959,000)  $(6,032,000)
Unrealized loss on investments, net of deferred taxes of
  $19,000 ($3,000 at June 30, 2001)........................      (26,000)       (3,000)
Unrealized loss on forward contracts.......................      (32,000)     (299,000)
                                                             -----------   -----------
                                                             $(2,017,000)  $(6,334,000)
                                                             ===========   ===========

     Cumulative translation adjustment was reduced by approximately $1,078,000 related to deferred tax assets associated with capital loss carryforwards recorded by the Company's foreign subsidiaries and approximately $2,995,000 due to the decline of the US Dollar against the currencies of the Company's major foreign subsidiaries, primarily the Yen, the Swedish Krona and the Euro. At June 30, 2001, $961,000 of a cumulative translation adjustment related to the foreign operations of the Roll Handling Group ("RHG") held for disposal was reclassified and reflected as part of the overall impairment charge recorded during the fourth quarter of the fiscal year ended June 30, 2001. See Note 8.

NOTE 4 -- PROVISION FOR LOSS ON THE DISPOSITION OF PRE-PRESS OPERATIONS:

     In June 1997, the Company sold all of the outstanding shares of its former Pre-Press Operations ("PPO") to Kaber Imaging, Inc. ("Kaber" or "Buyer"). The Company recorded a loss on this disposition in the amount of $42,407,000 in the fiscal year ended June 30, 1997. When the Company acquired the PPO in July 1991, the Company assumed the existing guarantees that were being provided by the previous owner. The guarantees consisted of two parts: 1.) a guarantee to Forsakring Pensiongaranti ("FPG"), a Swedish pension obligation surety bond firm, in the form of a guarantee bond covering the quasi Swedish government retirement plan, and 2.) a direct guarantee to a group of individual employees who were members of a separate plan. The assumption of the pension obligations was unconditional.

     The Company's initial purchase of the PPO in June 1992, included a liability for an unfunded pension obligation of approximately $4,309,000. This obligation was adjusted annually in accordance with SFAS No. 87, "Employer's Accounting for Pensions," until the PPO was sold in June 1997.

     The purchase and sale agreement for the sale of the PPO to Kaber in June 1997, included provisions for the Buyer to assume all pension liabilities related to the PPO, to use their best efforts to gain the release of the Company from the guarantees and to reimburse the Company for any and all costs incurred by the Company associated with the guarantees. The provisions and liabilities for both the plan covered by the FPG surety bond and the group plan for the individual retirees were assumed by the Buyer and resulted in no curtailment of

                        BALDWIN TECHNOLOGY COMPANY, INC.

either plan. At the time that the PPO was sold to Kaber, management conducted due diligence of Kaber and their financial backers and believed that they had the financial ability to satisfy these guarantees.

     Subsequent to the sale of the PPO, Kaber and their related domestic subsidiaries filed for protection in the United States under Chapter 11 of the bankruptcy code in February 1999 which caused similar filings in Kaber's foreign subsidiaries including Sweden. During the period of July 1997 through February 1999, Kaber failed to gain the release of the Company from the guarantees which remained in place. In March 1999, the Company was contacted by FPG, the surety bondholder, to fulfill the Company's guarantee of the pension obligation. Neither Kaber, nor their Swedish subsidiaries, which were in liquidation, possessed the financial capability to fulfill its obligation. Based on the demands from FPG, and representatives of the members of the separate plan and Kaber's bankruptcy, the Company recognized a liability for the estimated amount of these obligations in its financial results by establishing a reserve of $2,400,000 in the third quarter of the fiscal year ended June 30, 1999. The Company made payments to FPG in the amount of $1,567,000 during the fiscal year ended June 30, 2000. The Company further reduced the reserve by $472,000 to $361,000, during fiscal 2001, the estimated liability at June 30, 2001 based upon then current negotiations with remaining former employees. The Company paid $275,000 during March 2002 as full settlement of this obligation and further reduced the remaining balance of $86,000 to zero at March 31, 2002.

NOTE 5 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

     During March 2000, the Company initiated a restructuring plan that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the United States. This plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. Accordingly, the Company recorded restructuring charges in the amounts of $621,000, $2,277,000 and $5,664,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The $621,000 relates primarily to additional exit costs, which were expensed as incurred and is net of a credit adjustment of $541,000 recorded during the fourth quarter of the fiscal year ended June 30, 2002, relating to severance benefits, as those costs are not expected to be paid under this restructuring plan. The initial restructuring charge of $5,664,000 included $509,000 related to asset impairments of property, equipment and certain intangible assets. The restructuring plan is expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industries. Prior to the restructuring plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Products that were previously being produced at multiple facilities have been consolidated with similar product lines at existing facilities. Management believes that the nature and scope of these restructuring activities will be sufficient to restore the Company's profitability and cash flow from operations. The following tables detail the components of the restructuring charges and the remaining reserve balances as of June 30, 2002 and 2001.

     Activity in the fiscal year ended June 30, 2001 was as follows:

                                          REMAINING      ADDITIONAL     CHARGES     REMAINING
                                           RESERVE      RESTRUCTURING   AGAINST      RESERVE
                                        JUNE 30, 2000     CHARGES*      RESERVE   JUNE 30, 2001
                                        -------------   -------------   -------   -------------
                                                            (IN THOUSANDS)
Severance.............................     $2,886          $  801       $  (198)     $3,489
Facility lease termination costs......      1,132           1,378          (332)      2,178
Other costs...........................        500              98          (598)          0
                                           ------          ------       -------      ------
Total program.........................     $4,518          $2,277       $(1,128)     $5,667
                                           ======          ======       =======      ======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Activity in the fiscal year ended June 30, 2002 was as follows:

                                          REMAINING      ADDITIONAL     CHARGES      REMAINING
                                           RESERVE      RESTRUCTURING   AGAINST       RESERVE
                                        JUNE 30, 2001     CHARGES*      RESERVES   JUNE 30, 2002
                                        -------------   -------------   --------   -------------
                                                             (IN THOUSANDS)
Severance.............................     $3,489           $115        $(3,047)      $  557
Facility lease termination costs......      2,178             15           (515)       1,678
Other costs...........................          0            491           (491)           0
                                           ------           ----        -------       ------
Total program.........................     $5,667           $621        $(4,053)      $2,235
                                           ======           ====        =======       ======

---------------

* Additional charges related to expanded restructuring efforts and additional facility closings.

     Severance costs will be paid through December 2002, the majority of which are expected to be paid in the first quarter of fiscal 2003. Facility lease termination costs will be paid through April 2006. As of June 30, 2002, $1,164,000 is included in "Other accounts payable and accrued liabilities" and $1,071,000 is included in "Other long-term liabilities." As discussed in Note 21, the Company decided to take additional restructuring actions during the first quarter of the fiscal year ending June 30, 2003.

NOTE 6 -- BUSINESS SEGMENT INFORMATION:

     Operating segments are defined as material components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

     On September 27, 2000, the Company sold substantially all of the assets of BSD and on September 26, 2001 the Company sold substantially all of the assets of the RHG. Together, BSD and the RHG accounted for approximately 91% of net sales and 113% of the operating loss of the Material Handling Group ("MHG") for the fiscal year ended June 30, 2001. Additionally, certain production facilities which were previously used to manufacture material handling equipment, primarily inserters, have been consolidated, and are now producing both inserters and other accessories and controls equipment. Therefore, the production of inserters, which had previously been reported in the MHG, is now reported in the Accessories and Controls segment. The Company also completed the sale of the POD business in November 2001. As a result of the divestitures of these businesses and the consolidation of certain production facilities, the Company has realigned its segment structure into one segment, the Accessories and Controls segment.

     The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. An operating segment's performance is primarily evaluated based on operating profit. Sales by major country are determined based on the country in which the subsidiary is legally domiciled. Long-lived assets are principally comprised of net property, plant and equipment, patents and trademarks, goodwill, and certain other assets.

     The tables below present information about reported segments for the years ended June 30, 2002, 2001, and 2000 (in thousands). All prior periods have been restated to conform to the current period's presentation.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                        FOR THE YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Net sales:
  Accessories and Controls...........................  $140,843   $143,240   $151,645
  Divested Operations................................     4,782     40,375     46,957
                                                       --------   --------   --------
     Total Net Sales.................................  $145,625   $183,615   $198,602
                                                       ========   ========   ========

                                                        FOR THE YEARS ENDED JUNE 30,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
Operating (loss) income:(a)
  Accessories and Controls............................  $ (1,275)  $  3,983   $10,394
  Corporate...........................................    (8,941)   (10,186)   (9,378)
  Divested Operations.................................      (883)   (14,859)   (3,379)
  Provision for loss on disposal of pre-press
     operations.......................................        86        472         0
                                                        --------   --------   -------
Total operating loss..................................   (11,013)   (20,590)   (2,363)
Interest expense, net.................................    (1,502)    (1,723)   (1,489)
Royalty income, net...................................     4,252      3,899     3,111
Other (expense) income, net(b)........................    (1,037)       940       (98)
                                                        --------   --------   -------
     Loss before income taxes.........................  $ (9,300)  $(17,474)  $  (839)
                                                        ========   ========   =======

---------------

(a) Operating loss reported for the segments has been reduced by the following special charges:

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              ----------------------------
                                                               2002      2001       2000
                                                              ------   --------   --------
Restructuring charges:
  Accessories and Controls..................................   $423     $1,933     $3,077
  Corporate.................................................    181         44        209
  Divested Operations.......................................     17        300      2,378
                                                               ----     ------     ------
     Total restructuring charges............................   $621     $2,277     $5,664
                                                               ====     ======     ======

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                                2002       2001       2000
                                                              --------   ---------   ------
Impairment charges:
  Accessories and Controls..................................   $5,434     $     0      $0
  Divested Operations.......................................        0      15,518       0
                                                               ------     -------      --
     Total asset impairment charges.........................   $5,434     $15,518      $0
                                                               ======     =======      ==

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                              FOR THE YEARS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                              2002   2001    2000
                                                              ----   ----   ------
Bad debt charge related to one major OEM customer:
  Accessories and controls..................................  $  0   $ 60   $   71
  Divested Operations.......................................   439    476    1,029
                                                              ----   ----   ------
     Total bad debt charge..................................  $439   $536   $1,100
                                                              ====   ====   ======

    Two customers, principally of the RHG, accounted for approximately 23% of the Company's net sales for the fiscal year ended June 30, 2001. One of these customers, Goss Graphic Systems, Inc. ("Goss"), which accounted for approximately 11% of the Company's net sales for the fiscal year ended June 30, 2001, filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the United States bankruptcy court, for which the Company recognized bad debt charges of $439,000 and $536,000 for the fiscal years ended June 30, 2002 and 2001, respectively.

(b) Other expense, net, of $1,037,000 in the fiscal year ended June 30, 2002 consists primarily of $413,000 associated with an interest rate swap, $255,000 of deferred financing costs and a $250,000 loss on the sale of the RHG. Other income, net, of $940,000 in the fiscal year ended June 30, 2001 consists primarily of a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit, a $345,000 pre-tax gain on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133, and an $831,000 pre-tax loss on the sale of BSD.

                                                                AT JUNE 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Identifiable assets:
  Accessories and Controls...........................  $ 94,079   $ 99,069   $108,102
  Corporate..........................................    14,443     24,466     19,560
  Divested Operations................................       393     10,355     32,373
                                                       --------   --------   --------
     Total identifiable assets.......................  $108,915   $133,890   $160,035
                                                       ========   ========   ========

                                                              FOR THE YEARS ENDED JUNE 30,
                                                             ------------------------------
                                                               2002       2001       2000
                                                             --------   --------   --------
Capital expenditures:
  Accessories and Controls.................................   $1,877     $1,832     $1,906
  Corporate................................................       20        383        201
  Divested Operations......................................      143        613      1,229
                                                              ------     ------     ------
     Total capital expenditures............................   $2,040     $2,828     $3,336
                                                              ======     ======     ======

                                                              FOR THE YEARS ENDED JUNE 30,
                                                             ------------------------------
                                                               2002       2001       2000
                                                             --------   --------   --------
Depreciation and amortization:
  Accessories and Controls.................................   $1,502     $2,178     $2,114
  Corporate................................................      302        265        134
  Divested Operations......................................       56        858      1,510
                                                              ------     ------     ------
     Total depreciation and amortization...................   $1,860     $3,301     $3,758
                                                              ======     ======     ======

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                        FOR THE YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Geographic information:
  Sales by major country:
  United States......................................  $ 34,867   $ 62,728   $ 74,655
  Japan..............................................    48,646     50,639     54,016
  Germany............................................    27,527     28,639     29,281
  Sweden.............................................    20,551     25,905     23,989
  All other -- foreign...............................    14,034     15,704     16,661
                                                       --------   --------   --------
     Total sales by major country....................  $145,625   $183,615   $198,602
                                                       ========   ========   ========

                                                                  AT JUNE 30,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Long-lived assets by major country:
  United States.........................................  $ 5,472   $10,762   $22,988
  Japan.................................................    5,176     4,596     5,565
  Germany...............................................    3,425     2,980     3,243
  Sweden................................................    2,784     1,865     7,190
  All other -- foreign..................................    2,081     2,089     2,312
                                                          -------   -------   -------
     Total long-lived assets by major country...........  $18,938   $22,292   $41,298
                                                          =======   =======   =======

NOTE 7 -- DERIVATIVES:

     During the fiscal year ended June 30, 2002, the Company had currency futures contracts and an interest rate swap agreement that qualified as cash flow hedges; accordingly, the gain or loss was recorded in OCI and will be recognized in income when the hedged item affects earnings. On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the same maturity as the existing credit facility. Included in interest expense for the fiscal years ended June 30, 2002 and 2001 is $383,000 and $19,000, respectively, associated with this Swap.

     The adjustment to the fair value of the Swap at June 30, 2002 resulted in a loss for the fiscal year ended June 30, 2002 of $486,000. Of this amount, $63,000 has been recorded in OCI, $10,000 has been recorded as a deferred tax asset and the remaining $413,000 has been charged against earnings, which was recorded in "Other income and expense" in the accompanying consolidated statement of income. As a result of entering into the Amended Credit Facility, as defined in Note 11, which changed various provisions of the original agreement including the maturity date, a portion of the Swap no longer qualified as a hedge pursuant to SFAS 133. Future changes in the fair value of this portion of the Swap will be recorded in earnings through its maturity date of October 30, 2003. The remaining loss of approximately $63,000 recorded in OCI as of June 30, 2002, was amortized to earnings through October 1, 2002, the maturity date of the Amended Credit Facility.

     Hedging ineffectiveness, determined in accordance with SFAS 133, had no material impact on earnings for either of the fiscal years ended June 30, 2002 or 2001. At July 1, 2000, the Company had a derivative that did not qualify as a hedge pursuant to SFAS 133. A $345,000 pre-tax gain was recorded in other income in the first quarter of the fiscal year ended June 30, 2001 related to this derivative instrument. The effect on earnings of the Company's other derivative financial instruments is not material for any fiscal year presented.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Unrealized net gains (losses) included in OCI are as follows:

                                                              JUNE 30, 2002   JUNE 30, 2001
                                                              -------------   -------------
Balance at beginning of year................................    $(299,000)      $       0
Additional losses, net......................................     (102,000)       (351,000)
Amounts reclassified to earnings, net.......................      369,000          52,000
                                                                ---------       ---------
Balance at end of year......................................    $ (32,000)      $(299,000)
                                                                =========       =========

     The unrealized net loss of $32,000 at June 30, 2002, is primarily comprised of a loss on the Swap of $63,000 and a gain on future contracts of $31,000, and is expected to be reclassified against earnings during the next twelve months. The currency futures contracts expired at various times through September 16, 2002 while the interest rate swap agreement expires on October 30, 2003. Other income and expense, net for the year ended June 30, 2002 includes a $206,000 loss on certain derivative financial instruments which became speculative and no longer qualified as hedges pursuant to SFAS 133 as a result of the divestiture of the RHG.

NOTE 8 -- SALE OF BUSINESSES AND IMPAIRMENT CHARGES:

     During the first quarter of fiscal 2003, the Company committed to a plan to dispose of substantially all the assets of its Baldwin Kansa subsidiary ("BKA"); the transaction closed on October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,769,000, which approximated the net book value of the assets sold. As more fully discussed in Note 18, during the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $5,434,000 to write-off goodwill associated with this business.

     Net assets held for disposal related to BKA are included in the following categories as of June 30, 2002:

Accounts receivable, net of allowance of $5,000.............  $  635,000
Inventory...................................................   2,107,000
Prepaid expenses and other current assets...................      37,000
Property, plant and equipment, net of accumulated
  depreciation..............................................   1,334,000
Accounts payable............................................    (200,000)
Accrued salaries, commissions, bonus and profit-sharing.....    (135,000)
Customer deposits...........................................     (24,000)
Accrued and withheld taxes..................................      (2,000)
Other accounts payable and accrued liabilities..............     (14,000)
                                                              ----------
Net assets held for disposal as of June 30, 2002............  $3,738,000
                                                              ==========

     During the fourth quarter of fiscal 2001, the Company committed to a plan to dispose of the RHG. On September 26, 2001, the Company sold substantially all of the assets of its RHG. The consideration received for the transaction, subject to certain post-closing adjustments, amounted to approximately $6,800,000. The Company received $1,808,000 at closing and $4,992,000 in October 2001. Accordingly, during the fourth quarter of fiscal 2001, the Company recorded an impairment charge of approximately $14,831,000 relating primarily to goodwill and certain assets of the RHG, including $961,000 of cumulative translation adjustments related to the foreign operations of the RHG, which were reclassified and reflected as part of the impairment charge. During the fiscal year ended June 30, 2002, the Company recognized an additional $250,000 loss on the sale of RHG, which is recorded in other expense.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Net assets held for disposal related to the RHG were included in the following categories as of June 30, 2001:

Cash........................................................  $    74,000
Accounts receivable, net of allowance of $12,000............    7,124,000
Inventory...................................................    5,992,000
Prepaid expenses and other current assets...................      690,000
Accounts payable............................................   (2,832,000)
Accrued salaries, commissions, bonus and profit-sharing.....     (812,000)
Customer deposits...........................................   (1,691,000)
Accrued and withheld taxes..................................     (386,000)
Income taxes payable........................................      (64,000)
Other accounts payable and accrued liabilities..............   (1,361,000)
                                                              -----------
Net assets held for disposal as of June 30, 2001............  $ 6,734,000
                                                              ===========

     Not included in the above net assets are $11,192,000 of goodwill, $989,000 of patents and $1,549,000 of property, plant and equipment, which were written-off as of June 30, 2001. These assets were considered impaired, as the carrying value of these assets would not be recovered as a result of the sale of the RHG.

     Also during the fourth quarter of fiscal 2001, the Company decided to exit the POD business, which resulted in the write-off of $687,000 of goodwill, which was included as part of the impairment charge recorded in the fiscal year ended June 30, 2001. The remaining assets of the POD business are not material.

     On September 27, 2000, the Company sold substantially all of the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the management of BSD. The consideration received for the transaction, subject to certain post-closing adjustments, was the sum of (i) $6,750,000; minus (ii) all payments received (net of disbursements paid) on behalf of BSD for the period July 1, 2000 through September 27, 2000 amounting to $2,155,000; plus (iii) $175,000 in consideration for income tax obligations to be received at a later date. The total consideration received by the Company included 307,000 shares of the Company's Class A Common Stock valued at the average fair market price of the Company's Class A Common Stock for the ten days immediately prior to closing ($1.9875 per share). The Company recorded a pre-tax loss of $831,000 including associated disposition costs, as a result of this transaction, which is included in other expense in the fiscal year ended June 30, 2001.

     Net sales and operating loss of RHG, POD, BSD and BKA combined, which are included in the Company's consolidated financial statements, were as follows for the years ended June 30:

                                                  2002           2001          2000
                                               -----------   ------------   -----------
Net sales....................................  $10,315,000   $ 50,682,000   $56,195,000
Operating loss...............................  $(6,561,000)  $(13,218,000)  $(1,749,000)

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 9 -- INVENTORIES:

     Inventories consist of the following:

                                                              JUNE 30, 2002
                                                 ----------------------------------------
                                                  DOMESTIC       FOREIGN         TOTAL
                                                 ----------   -------------   -----------
Raw materials..................................  $5,314,000    $ 7,376,000    $12,690,000
In process.....................................     741,000      5,340,000      6,081,000
Finished goods.................................   2,307,000      3,850,000      6,157,000
                                                 ----------    -----------    -----------
                                                 $8,362,000    $16,566,000    $24,928,000
                                                 ==========    ===========    ===========

                                                              JUNE 30, 2001
                                                -----------------------------------------
                                                 DOMESTIC        FOREIGN         TOTAL
                                                -----------   -------------   -----------
Raw materials.................................  $ 8,697,000    $10,104,000    $18,801,000
In process....................................    1,506,000      5,691,000      7,197,000
Finished goods................................    3,637,000      3,416,000      7,053,000
                                                -----------    -----------    -----------
                                                $13,840,000    $19,211,000    $33,051,000
                                                ===========    ===========    ===========

     Foreign inventories increased by $2,017,000 (decreased by $3,240,000 in 2001) due to translation rates in effect at June 30, 2002 when compared to rates in effect at June 30, 2001.

NOTE 10 -- LOANS PAYABLE:

                                                                RATE          AMOUNT
                                                           --------------   ----------
LOANS PAYABLE AT JUNE 30, 2002:
Foreign subsidiaries.....................................           3.62%   $5,372,000
                                                                (average)
                                                                            ==========
LOANS PAYABLE AT JUNE 30, 2001:
Foreign subsidiaries.....................................           2.88%   $3,529,000
                                                                (average)
                                                                            ==========

     The maximum amount of loans payable outstanding during the year ended June 30, 2002 was $5,372,000 ($8,067,000 in 2001). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. Loans payable increased by $830,000 (decreased by $574,000 in 2001), due to translation rates in effect at June 30, 2002 when compared to rates in effect at June 30, 2001.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 11 -- LONG-TERM DEBT:

                                             JUNE 30, 2002              JUNE 30, 2001
                                        ------------------------   ------------------------
                                         CURRENT      LONG-TERM      CURRENT     LONG-TERM
                                        ----------   -----------   -----------   ----------
Revolving Credit Facility due July 1
  2003, interest rate 7.25% (2.00%
  over Prime).........................  $        0   $ 1,150,000   $ 2,250,000   $        0
Revolving Credit Facility due July 1
  2003, interest rates 2.00% over
  Prime ranging from 4.91% to 6.59%...   5,200,000     6,300,000     8,100,000    7,400,000
Term Loan due July 1, 2003, interest
  rate 6.59% (4.75% 2.00% over
  Prime)..............................     100,000     3,900,000             0            0
Note payable by foreign subsidiary
  through 2009, interest rate 5.95%...      98,000       516,000        83,000      518,000
Note payable by foreign subsidiary
  through February 2020, interest rate
  4.75%...............................           0             0        28,000      488,000
Notes payable by foreign subsidiary
  through December 2001, interest rate
  4.75%...............................           0             0        12,000            0
Notes payable by foreign subsidiary
  through February 2002, interest rate
  4.90%...............................           0             0        40,000            0
Notes payable by foreign subsidiary
  through February 2004, interest rate
  4.67%...............................      18,000         7,000        18,000       22,000
                                        ----------   -----------   -----------   ----------
                                        $5,416,000   $11,873,000   $10,531,000   $8,428,000
                                        ==========   ===========   ===========   ==========

     On October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. At June 30, 2002, the Company had outstanding borrowings of $16,650,000 under the Revolver and Term Loan, plus outstanding letters of credit of $3,068,000. The Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the fiscal years ended June 30, 2002, 2001 and 2000 were $24,000, $47,000 and $44,000, respectively.

     As a result of the reduction in available borrowings under the Amended Credit Facility, and the revised maturity date, the Company was required to write-down a portion of the related unamortized deferred financing costs initially recorded in connection with obtaining the Credit Facility. Accordingly, the Company recorded a charge against earnings of $255,000 during the quarter ended December 31, 2001, which is included in "Other income and expense." The Company incurred additional costs of approximately $227,000 associated with entering into the Amended Credit Facility. The Company amortized the remaining deferred financing costs through October 1, 2002, the maturity date of the Amended Credit Facility.

     The Company has experienced operating losses, negative cash flows and debt covenant violations over the past two years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company

                        BALDWIN TECHNOLOGY COMPANY, INC.

did not make a required $4,000,000 principal payment on the Term Loan on June 28, 2002. The banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 16, 2002, the Company received an irrevocable commitment letter from the Banks to further amend and extend the Amended Credit Facility, and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, will consist of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility will require the Company to utilize the net proceeds of $3,736,000 from the sale of BKA plus $464,000 from the Company's cash flows to reduce the outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which, $2,700,000 will permanently reduce the Extended Revolver and will $1,500,000 become available for future borrowings upon the payment of the $464,000 referenced above. Additionally, beginning in November 2002 and extending through June 2003, the Company will be required to permanently reduce the Extended Revolver by making monthly payments of $125,000. The Company will be required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, only if the
Company generates non-operating alternative sources of financing. $5,300,000 due under the Extended Revolver and Extended Term Loan have been classified as current (of which $3,835,000 has been paid through October 15, 2002) and the remaining $11,350,000 has been classified as long-term at June 30, 2002.

     Interest on the Extended Revolver and Extended Term Loan will be charged at prime plus 2.00% per annum. The Extended Credit Facility will be collateralized by a pledge of the capital stock and certain domestic assets of the Company's subsidiaries. The Extended Credit Facility will include certain restrictions, which will limit the incurrence of debt and prohibit dividend payments among other things, and require the Company to satisfy certain financial covenants. These financial covenants will require the Company to achieve minimum operating income of $945,000 for the quarter ending December 31, 2002, $844,000 for the quarter ending March 31, 2003 and $732,000 for the quarter ending June 30, 2003. The ability to achieve these covenants depends in part on management's successful execution of the restructuring plans discussed in Note 5 to the consolidated financial statements and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. Accordingly, if the covenants are not met, amounts outstanding under the Extended Credit Facility would become payable on demand. Management believes that alternative sources of financing are available to finance the existing facilities on a long-term basis, which the Company is currently pursuing. However, if the loans become payable on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $24,061,000, including amounts available under the Revolver. As of June 30, 2002, the Company had $22,661,000 outstanding under these credit facilities including $16,650,000 under the Revolver and Term Loan. Total debt levels as reported on the balance sheet at June 30, 2002 are $930,000 higher than they would have been if June 30, 2001 exchange rates had been used.

     Notes payable, denominated in currencies other than the U.S. dollar, increased by $485,000 (decreased by $274,000 in 2001), due to translation rates in effect at June 30, 2002 when compared to translation rates in effect at June 30, 2001. The foreign note due through 2008, with an interest rate of 5.00%, is collateralized by buildings as outlined in the indenture relating to this note.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Maturities of long-term debt in each fiscal year ending after June 30, 2002 are as follows:

FISCAL YEAR ENDING JUNE 30,
---------------------------
2003........................................................  $ 5,416,000
2004........................................................   11,456,000
2005........................................................       98,000
2006........................................................       98,000
2007........................................................       98,000
2008 and thereafter.........................................      123,000
                                                              -----------
                                                              $17,289,000
                                                              ===========

NOTE 12 -- TAXES ON INCOME:

     (Loss) income before income taxes and the (benefit) provision for income taxes are comprised of:

                                                    FOR THE YEARS ENDED JUNE 30,
                                              -----------------------------------------
                                                  2002           2001          2000
                                              ------------   ------------   -----------
(Loss) income before income taxes:
  Domestic..................................  $(16,742,000)  $(20,618,000)  $(7,878,000)
  Foreign...................................     7,442,000      3,144,000     7,039,000
                                              ------------   ------------   -----------
                                              $ (9,300,000)  $(17,474,000)  $  (839,000)
                                              ============   ============   ===========
(Benefit) provision for income taxes:
  Currently payable:
     Domestic...............................  $ (3,718,000)  $  1,068,000   $(2,119,000)
     Foreign................................     2,167,000      1,825,000     2,171,000
                                                (1,551,000)     2,893,000        52,000
                                              ------------   ------------   -----------
  Deferred:
     Domestic...............................     7,310,000     (2,582,000)   (1,961,000)
     Foreign................................       925,000        387,000    (3,766,000)
                                              ------------   ------------   -----------
                                                 8,235,000     (2,195,000)   (5,727,000)
                                              ------------   ------------   -----------
       Total income tax provision
          (benefit).........................  $  6,684,000   $    698,000   $(5,675,000)
                                              ============   ============   ===========

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2002 and 2001 are as follows:

                                                           JUNE 30, 2002   JUNE 30, 2001
                                                           -------------   -------------
DEFERRED TAX ASSETS (LIABILITIES):
Foreign tax credit carryforwards.........................  $  3,988,000    $  2,956,000
Foreign net operating loss carryforwards.................    12,715,000      14,970,000
Domestic net operating loss carryforwards................     5,724,000       3,431,000
Capital loss carryforwards...............................     1,367,000       3,877,000
Inventories..............................................     1,881,000       1,959,000
Pension..................................................     1,267,000       1,176,000
Restructuring............................................       798,000       2,123,000

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                           JUNE 30, 2002   JUNE 30, 2001
                                                           -------------   -------------
Other, individually less than 5%.........................     4,036,000       2,749,000
Other deferred tax liabilities, individually less than
  5%.....................................................    (1,682,000)       (781,000)
                                                           ------------    ------------
Net Deferred Tax Asset...................................    30,094,000      32,460,000
Valuation Allowance......................................   (22,924,000)    (16,714,000)
                                                           ------------    ------------
     Total Net Deferred Tax Assets.......................  $  7,170,000    $ 15,746,000
                                                           ============    ============

     In March 2002, President Bush signed a new law, which temporarily extended the Net Operating Loss ("NOL") carryback period from two to five years. Therefore, the Company filed for a refund of $1,420,000, which was received on May 14, 2002. As part of this refund claim, the Company carried back approximately $1,927,000 of previously recorded NOL's in exchange for the $1,420,000 of cash and approximately $507,000 of previously benefited foreign tax credits.

     At June 30, 2002, net operating loss carryforwards of $47,242,000 and $14,881,000, respectively, are available to reduce future foreign and domestic taxable income. The foreign NOL carry-forwards have an indefinite carry-forward period, while the domestic NOLs expire in fiscal 2022. In addition, as of June 30, 2002, the Company has capital loss carry-forwards available in the amount of $4,092,000, $3,491,000 of which is domestic and expires at various dates through fiscal 2006. The remainder is available in England and has an indefinite carry-forward period.

     The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company reduced a previously recorded valuation allowance in fiscal 2000, which related primarily to foreign NOL carry-forwards previously expected to expire unutilized. In the fiscal year ended June 30, 2001, the valuation allowance was increased, primarily for capital loss and foreign tax credit carryforwards that are more likely than not to expire unused. In the fiscal year ended June 30, 2002, the valuation allowance increased primarily because the Company did not believe there was sufficient evidence to indicate that it would more likely than not realize its domestic deferred tax assets. This increase was partially offset by a reduction in the valuation allowance for previously reserved loss carryforwards that expired unutilized.

     The Company has not had to provide for income taxes on $19,591,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to indefinitely reinvest those earnings.

     During the Company's fiscal year ended June 30, 2002, the German Tax Authority changed its position regarding the taxability of certain intercompany dividends. As a result, several companies, including Baldwin, were assessed additional tax on dividends paid from 1994 through 1996. At this point in time, the proposed assessment would result in a tax charge of approximately $3,500,000 and the elimination of previously reserved tax losses of approximately $4,500,000. However, based on precedent, the Company believes it will prevail in this matter and there will be no material financial impact as a result of the German Tax Authority's change in position.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The reconciliation of the computed "expected" (benefit) provision (determined by applying the United States Federal statutory income tax rate of 34% to (loss) income before income taxes) to the actual tax provision is as follows:

                                                     FOR THE YEARS ENDED JUNE 30,
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Computed "expected" tax (benefit) provision...  $(3,162,000)  $(5,941,000)  $  (285,000)
State income taxes, net of federal income tax
  benefit.....................................     (396,000)     (295,000)     (329,000)
Foreign income taxed at rates higher (lower)
  than the U.S statutory rate.................    2,918,000     1,966,000      (495,000)
Change in deferred tax asset valuation
  allowance, net of changes in other
  reserves....................................    5,395,000       623,000    (4,649,000)
Non-deductible goodwill amortization..........    1,848,000     3,735,000       191,000
Pre-press divestiture.........................            0       160,000             0
Other reconciling items.......................       81,000       450,000      (108,000)
                                                -----------   -----------   -----------
     Total income tax provision (benefit).....  $ 6,684,000   $   698,000   $(5,675,000)
                                                ===========   ===========   ===========

NOTE 13 -- COMMON STOCK:

     Except with respect to the election or removal of Directors, and certain other matters with respect to which Delaware law requires each class to vote as a separate class, the holders of the Company's Class A Common Stock ("Class A") and Class B Common Stock ("Class B") vote as a single class on all matters, with each share of Class A having one vote per share and each share of Class B having ten votes per share.

     With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of June 30, 2002, the number of outstanding shares of Class B constituted approximately 14.6% (12.3% as of June 30, 2001) of the total number of outstanding shares of both classes of Common Stock.

     Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend on shares of Class B.

     In November 1999, the Company initiated a new stock repurchase program. Under the new program, the Company is authorized to utilize up to $5,000,000 to repurchase Class A. As of June 30, 2002, 818,300 shares of Class A and 25,000 shares of Class B had been repurchased for $1,784,000, of which $1,721,000 was used to purchase Class A and $63,000 was used to purchase Class B under this new program.

NOTE 14 -- STOCK OPTIONS:

     The 1986 Stock Option Plan, as amended and restated (the "1986 Plan"), allowed for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem Stock Appreciation Rights ("SARS") for up to a total of 2,220,000 and 590,000 shares of Class A and

                        BALDWIN TECHNOLOGY COMPANY, INC.

Class B, respectively. Options to purchase shares of Class B were granted at a price per share of no less than 125% of the fair market value of a share of Class A on the date of grant. All options became exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares became available for future grants. The 1986 Plan was terminated on October 14, 1996 provided, however, that outstanding options under the 1986 plan will continue to be subject to the terms thereof.

     The 1990 Directors' Stock Option Plan (the "1990 Plan") provided for the granting, at fair market value on the date of grant, of non-qualified stock options to purchase up to a total of 100,000 shares of Class A and Class B to members of the Company's Board of Directors who are not employees ("Eligible Directors") of the Company or any of its subsidiaries. Grants were made on the third business day subsequent to each Annual Meeting of Stockholders, including the 1990 meeting, to each Eligible Director for 1,000 shares of Class A and Class B in proportion to the number of shares of each such class then outstanding. Options to purchase shares of Class B were granted at a price per share of no less than 125% of the fair market value of a share of Class A on the date of grant. Restrictions under the 1990 Plan were similar to those under the 1986 Plan except with regard to the exercise date, which was twelve months after the date of grant, and termination of options, which is generally nine months after termination of service as a director. The 1990 Plan was terminated on November 12, 1998 in connection with the approval of the 1998 Non-Employee Directors' Stock Option Plan (the "1998 Plan"), provided however, that outstanding options under the 1990 Plan will continue to be subject to the terms thereof.

     The 1996 Stock Option Plan (the "1996 Plan") allows for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem SARS for up to a total of 875,000 and 125,000 shares of Class A and Class B, respectively. Options to purchase shares of Class B are granted at a price per share of no less than 125% of the fair market value of a share of Class A on the date of grant. Restrictions under the 1996 Plan are similar to those under the 1986 Plan with regard to the exercise and termination of options. Canceled shares become available for future grants. See Note 21.

     The 1998 Non-Employee Directors' Stock Option Plan (the "1998 Plan") provides for the issuance of options to purchase up to an aggregate of 250,000 shares of Class A to non-employee Directors of the Company. Under the 1998 Plan, each year, each eligible Director receives a grant of options to purchase 3,000 shares of Class A. The options are granted at the fair market value on the date of grant, and vest one-third per year on each succeeding anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants. See Note 21.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                               THE 1986 PLAN                                       THE 1990 PLAN
                             --------------------------------------------------   -----------------------------------------------
                                                                    WEIGHTED                                          WEIGHTED
                                                                     AVERAGE                                           AVERAGE
                                                                      PRICE                                             PRICE
                                                      OPTION      -------------                         OPTION      -------------
                              CLASS A    CLASS B    PRICE RANGE     A       B     CLASS A   CLASS B   PRICE RANGE     A       B
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
  1999.....................  1,164,832    490,000   $3.00-$9.84   $4.47   $6.47   24,070     3,286    $2.56-$6.88   $4.48   $5.57
                             ---------   --------   -----------   -----   -----   ------     -----    -----------   -----   -----
Granted....................
Canceled...................   (215,165)   (90,000)  $3.00-$8.13   $4.46   $5.89
Exercised..................
                             ---------   --------   -----------   -----   -----   ------     -----    -----------   -----   -----
Outstanding at June 30,
  2000.....................    949,667    400,000   $3.00-$9.84   $4.47   $6.60   24,070     3,286    $2.56-$6.88   $4.48   $5.57
                             ---------   --------   -----------   -----   -----   ------     -----    -----------   -----   -----
Granted....................
Canceled...................   (184,167)   (30,000)  $3.00-$9.84   $4.58   $8.23   (1,760)     (360)   $3.75-$4.69   $3.75   $4.69
Exercised..................
                             ---------   --------   -----------   -----   -----   ------     -----    -----------   -----   -----
Outstanding at June 30,
  2001.....................    765,500    370,000   $3.00-$8.75   $4.44   $6.46   22,310     2,926    $2.56-$6.88   $4.54   $5.68
                             ---------   --------   -----------   -----   -----   ------     -----    -----------   -----   -----
Granted....................
Canceled...................   (205,000)  (215,000)  $3.00-$8.75   $4.79   $6.42   (3,549)     (570)   $2.56-$6.41   $4.29   $5.52
Exercised..................
                             ---------   --------   -----------   -----   -----   ------     -----    -----------   -----   -----
Outstanding at June 30,
  2002.....................    560,500    155,000   $3.00-$6.72   $4.32   $6.52   18,761     2,356    $2.56-$6.88   $4.61   $5.72
                             =========   ========   ===========   =====   =====   ======     =====    ===========   =====   =====
Exercisable at June 30,
  2002.....................    560,500    155,000   $3.00-$6.72   $4.32   $6.52   18,761     2,356    $2.56-$6.88   $4.61   $5.72
                             =========   ========   ===========   =====   =====   ======     =====    ===========   =====   =====
Available for future option
  grants at June 30,
  2002.....................          0          0                                      0         0
                             =========   ========                                 ======     =====

                                               THE 1996 PLAN                                      THE 1998 PLAN
                              ------------------------------------------------   -----------------------------------------------
                                                                   WEIGHTED                                          WEIGHTED
                                                                    AVERAGE                                           AVERAGE
                                                                     PRICE                                             PRICE
                                                     OPTION      -------------                         OPTION      -------------
                              CLASS A    CLASS B   PRICE RANGE     A       B     CLASS A   CLASS B   PRICE RANGE     A       B
                              --------   -------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
  1999......................   507,500        0    $3.00-$5.50   $3.94   $0.00   18,000       0      $     5.50    $5.50   $0.00
                              --------   -------   -----------   -----   -----   -------     --      -----------   -----   -----
Granted.....................   147,500             $2.19-$3.19   $2.60           18,000              $     2.25    $2.25
Canceled....................   (85,000)            $3.60-$5.50   $4.03
Exercised...................
                              --------   -------   -----------   -----   -----   -------     --      -----------   -----   -----
Outstanding at June 30,
  2000......................   570,000        0    $2.19-$5.50   $3.58   $0.00   36,000       0      $2.25-$5.50   $3.88   $0.00
                              --------   -------   -----------   -----   -----   -------     --      -----------   -----   -----
Granted.....................                                                     15,000              $     1.50    $1.50   $0.00
Canceled....................  (151,667)            $2.25-$5.50   $3.20
Exercised...................
                              --------   -------   -----------   -----   -----   -------     --      -----------   -----   -----
Outstanding at June 30,
  2001......................   418,333        0    $2.19-$5.50   $3.71   $0.00   51,000       0      $1.50-$5.50   $3.18   $0.00
                              --------   -------   -----------   -----   -----   -------     --      -----------   -----   -----
Granted.....................   457,500             $1.05-$1.15   $1.06           15,000              $     1.13    $5.50
Canceled....................  (158,333)            $2.19-$5.50   $3.39           (6,000)             $     3.88    $3.88
Exercised...................
                              --------   -------   -----------   -----   -----   -------     --      -----------   -----   -----
Outstanding at June 30,
  2002......................   717,500        0    $1.05-$5.50   $2.09   $0.00   60,000       0      $1.13-$5.50   $2.60   $0.00
                              ========   =======   ===========   =====   =====   =======     ==      ===========   =====   =====
Exercisable at June 30,
  2002......................   212,500        0    $3.00-$5.50   $3.73   $0.00   18,000       0      $1.13-$5.50   $3.75   $0.00
                              ========   =======   ===========   =====   =====   =======     ==      ===========   =====   =====
Available for future option
  grants at June 30, 2002...   157,500   125,000                                 190,000      0
                              ========   =======                                 =======     ==

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2002:

                  OPTIONS OUTSTANDING
             ------------------------------               OPTIONS EXERCISABLE
                               WEIGHTED                  ----------------------
                               AVERAGE        WEIGHTED                 WEIGHTED
 RANGE OF     NUMBER OF       REMAINING       AVERAGE     NUMBER OF    AVERAGE
 EXERCISE    OUTSTANDING     CONTRACTUAL      EXERCISE   EXERCISABLE   EXERCISE
  PRICES       OPTIONS           LIFE          PRICE       OPTIONS      PRICE
-----------  -----------   ----------------   --------   -----------   --------
$1.05-$3.75..   791,607       7.6 years        $1.80       287,440      $2.95
$3.88-$5.63..   565,929       2.5 years        $4.84       535,096      $4.80
$5.88-$6.88..   156,581       4.8 years        $6.52       156,581      $6.52

     The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), on July 1, 1996, electing the disclosure only provisions of that statement. Accordingly, no charge for compensation has been recorded for stock based employee awards. In accordance with SFAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1995. Due to the vesting schedule of options granted under each of the stock option plans, as well as the exclusion of the fair value of options granted prior to July 1, 1995, the fair value of compensation cost calculated to disclose pro forma financial information may not be representative of that to be expected in future years. The fair value method of calculating the value of each option granted subsequent to June 30, 1995 was estimated as of the option grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to calculate the estimated fair value of the options by the pricing model for the fiscal years ended June 30, 2002, 2001 and 2000: the forfeiture rates and dividend yields were 0% (none) and the expected lives were five years for each of the fiscal years ended June 30, 2002, 2001 and 2000, the weighted average risk free interest rates were 4.52% for 2002, 5.70% for 2001 and 6.07% for 2001, and the average volatility was 54.76% for 2002, 50.61% for 2001 and 49.71% for 2000. If the Company had recorded compensation cost based upon the fair values as calculated above, the proforma effects on net (loss) income and
(loss) earnings per share would have been as follows:

                                                     FOR THE YEARS ENDED JUNE 30,
                                               ----------------------------------------
                                                   2002           2001          2000
                                               ------------   ------------   ----------
Net (loss) income as reported................  $(15,984,000)  $(18,172,000)  $4,836,000
Pro forma net (loss) income..................  $(15,999,000)  $(18,444,000)  $4,616,000
Earnings (loss) per share as reported (basic
  and diluted)...............................  $      (1.07)  $      (1.23)  $     0.31
Pro forma earnings (loss) per share (basic
  and diluted)...............................  $      (1.07)  $      (1.25)  $     0.29

NOTE 15 -- SUPPLEMENTAL COMPENSATION:

     Subsidiaries within the Americas maintain profit sharing, savings and retirement plans. The Company previously had three domestic profit sharing plans; The Enkel Corporation Retirement Plan (the "Enkel Plan"), the Kansa Corporation Profit-Sharing/401K Plan and Trust (the "Kansa Plan") and the Baldwin Technology Profit-Sharing and Savings Plan (the "Baldwin Plan"). The Enkel Plan, which covered the domestic employees of the divested RHG, was terminated in accordance with the provisions of the Enkel Plan. The Company amended the Baldwin Plan to allow for combining the remaining two plans, the Baldwin Plan and the Kansa Plan into one plan, the Baldwin Plan, effective January 1, 2002. The amendments also include a change in both the vesting terms and timing of the Company's contribution to the Baldwin Plan. Previously, the Company's contribution was discretionary and made on an annual basis, based on the profitability of the Company and the participants vested in the Company's contribution according to a 7-year vesting schedule. The changes will enable the Company to match up to 5% of eligible compensation and the

                        BALDWIN TECHNOLOGY COMPANY, INC.

participants' interest in the Company's contribution to vest immediately. Participant contributions are made on a weekly basis, while the Company's matching contributions are made on a quarterly basis. Amounts expensed under these plans were as follows:

                                                        FOR THE YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Baldwin Technology Corporation and Baldwin Graphic
  Systems, Inc. .....................................  $127,000   $205,000   $399,000
Baldwin Kansa Corporation............................    34,000    211,000    211,000
Baldwin Enkel Corporation............................         0     61,000     99,000
                                                       --------   --------   --------
     Total expense...................................  $161,000   $477,000   $709,000
                                                       ========   ========   ========

     Company contributions to each of the above plans are discretionary and are subject to approval by their respective Boards of Directors. The assets of the above plans are invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company, which constitutes approximately 1% of the total assets of the fund at June 30, 2002.

     Certain subsidiaries and divisions within Europe maintain pension plans. The assets of the following plans are invested primarily in insurance contracts, government securities, and guaranteed investment contracts. Amounts expensed under these plans were as follows:

                                                        FOR THE YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Baldwin Germany GmbH.................................  $143,000   $104,000   $159,000
Baldwin Amal AB......................................         0    221,000    169,000
Baldwin IVT Graphics.................................    53,000     93,000     92,000
Baldwin Jimek AB.....................................   222,000    157,000    174,000
                                                       --------   --------   --------
     Total expense...................................  $418,000   $575,000   $594,000
                                                       ========   ========   ========

     The amount of expense relating to the European pension plans is determined based upon, among other things, the age, salary and years of service of employees covered by the plans. The Company's German, English and Swedish subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.

     In Germany, at Baldwin Germany GmbH, there is currently one additional pension plan covering one employee and two former employees. This defined benefit plan provides for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability, and is partially funded by insurance contracts.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

                                                        FOR THE YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Service Cost -- benefits earned during the year......  $  6,000   $  5,000   $  5,000
Interest on projected benefit obligation.............    17,000     16,000     16,000
Annual return on plan assets.........................    (5,000)    (5,000)    (5,000)
Amortization of transition obligation................    23,000     23,000     26,000
Amortization of net actuarial (gain).................   (62,000)   (61,000)   (71,000)
                                                       --------   --------   --------
     Net periodic pension benefit....................  $(21,000)  $(22,000)  $(29,000)
                                                       ========   ========   ========

                                                                    JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Funded status (plan assets less than plan obligations)......  $(210,000)  $(149,000)
Unrecognized net (gain) from past experience different from
  changes in assumptions....................................    (79,000)   (141,000)
Unrecognized transition obligation..........................    103,000     110,000
                                                              ---------   ---------
     Accrued benefit cost...................................  $(186,000)  $(180,000)
                                                              =========   =========
WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS:
Discount rate...............................................        7.5%        7.5%
Rate of increase in compensation levels.....................        3.0%        3.0%
Expected rate of return on plan assets......................        7.0%        7.0%

                                                        FOR THE YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Projected benefit obligation -- Beginning of year....  $217,000   $226,000   $218,000
Service Cost -- benefits earned during the year......     6,000      5,000      5,000
Interest on projected benefit obligation.............    17,000     16,000     16,000
Actuarial (gain) loss................................    13,000     (5,000)     4,000
Foreign currency rate changes........................    39,000    (25,000)   (17,000)
                                                       --------   --------   --------
     Projected benefit obligation -- End of year.....  $292,000   $217,000   $226,000
                                                       ========   ========   ========

                                                        FOR THE YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Fair value of plan assets -- Beginning of year.......  $ 68,000   $ 72,000   $ 75,000
Actual return on plan assets.........................     3,000      3,000      3,000
Foreign currency rate changes........................    11,000     (7,000)    (6,000)
                                                       --------   --------   --------
     Fair value of plan assets -- End of year........  $ 82,000   $ 68,000   $ 72,000
                                                       ========   ========   ========

     The Company's Japanese subsidiary maintains two defined contribution retirement plans covering all employees, excluding directors, and a separate plan for its directors. Amounts contributed and expensed under these programs are determined based on participants' salary and length of service. The plans are fully accrued

                        BALDWIN TECHNOLOGY COMPANY, INC.

and partially funded through insurance contracts. Expenses relating to these programs were $376,000, $552,000 and $852,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $0 (zero), $74,000, and $0 (zero) for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES:

     Future minimum annual lease payments under capital leases, which consist of buildings, and machinery and equipment with accumulated depreciation amounting to $306,000 at June 30, 2002 and $590,000 at June 30, 2001, together with the present value of the minimum lease payments are as follows at June 30, 2002:

FISCAL YEARS ENDING JUNE 30,                                    AMOUNT
----------------------------                                   --------
2003........................................................   $ 26,000
2004........................................................     27,000
2005........................................................     26,000
2006........................................................     20,000
2007........................................................      3,000
2008 and thereafter.........................................          0
                                                               --------
Total minimum lease payments................................    102,000
Amount representing interest................................    (11,000)
                                                               --------
  Present value of minimum lease payments...................   $ 91,000
                                                               ========

     At June 30, 2002 $67,000, ($4,000 at June 30, 2001) is included in "Other long-term liabilities" representing the long-term portion of the present value of minimum lease payments.

     Rental expense on operating leases amounted to approximately $4,422,000, $4,352,000 and $4,600,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2002 are as follows:

FISCAL YEARS ENDING JUNE 30,                                    AMOUNT
----------------------------                                  ----------
2003........................................................  $4,156,000
2004........................................................  $3,307,000
2005........................................................  $2,935,000
2006........................................................  $2,324,000
2007........................................................  $1,026,000
2008 and thereafter.........................................  $  885,000

     From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 17 -- RELATED PARTIES:

     In accordance with the terms of the employment agreement between the Company and John T. Heald, Jr., President and Chief Executive Officer of the Company, the Company sold 375,000 shares of Class B to Mr. Heald in October 2001 at $1.80 per share in exchange for a recourse demand promissory note in the amount of $675,000. The note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were treasury shares, and the balance of 185,883 shares, were newly

                        BALDWIN TECHNOLOGY COMPANY, INC.

issued shares. The note is collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Heald and the Company dated October 17, 2001. Upon termination of Mr. Heald's employment, the Company has agreed not to demand payment for a period of six months following termination, or twelve months following termination if Mr. Heald's employment terminates by reason of death. Not withstanding the foregoing, if at any time Mr. Heald sells any of these shares, he is to pay to the Company $1.80 times the number of shares sold within five days of receipt of the funds from such sale. The balance of the loan at June 30, 2002 and the maximum amount of the loan outstanding including interest during the fiscal year ended June 30, 2002 was $699,000.

     In accordance with the terms of the employment agreement between the Company and Gerald A. Nathe, Chairman of the Company and formerly President and Chief Executive Officer, the Company loaned Mr. Nathe $1,817,000 to enable Mr. Nathe to purchase 315,144 shares of Class B from a non-employee shareholder in November of 1993 in exchange for a recourse demand promissory note for said amount. The note required interest, payable on the anniversary dates, at LIBOR rates plus 1.25%, reset on the first day of each succeeding January, April, July and October. The note was collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Nathe and the Company dated November 30, 1993, as amended and restated on November 25, 1997. Upon termination of Mr. Nathe's employment, the Company has agreed not to demand payment for a period of six months following termination, or twelve months following termination if Mr. Nathe's employment terminates by reason of death. Notwithstanding the foregoing, if at any time Mr. Nathe sells any of these shares, he is to pay to the Company $5.77 times the number of shares sold within five days of receipt of the funds from such sale. The maximum amount of the loan outstanding including interest during the fiscal years ended June 30, 2002 and 2001 was $1,612,000 and $1,644,000, respectively. At June 30, 2002, the balance of the loan, including interest was $1,544,000. The Board of Directors of the Company forgave interest payments due on the loan from Mr. Nathe during the fiscal years ended June 30, 2002 and 2001 in the amounts of $112,000 and $128,000 respectively. Such amounts were recorded as compensation expense to Mr. Nathe, and included in "General and administrative expenses." In February, 2002, the Company amended Mr. Nathe's employment agreement and the loan and pledge agreement, and, following repayment by Mr. Nathe of a portion of the principal on the loan, Mr. Nathe issued a substitute recourse demand promissory note for $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%. As discussed in Note 21, in August, 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence reduction of the outstanding principal and interest due from Mr. Nathe on the loan by $750,000 in exchange for an equal reduction in deferred compensation payments to be made by the Company to Mr. Nathe.

     On March 11, 1994, the Company entered into a loan and pledge agreement and promissory note with William J. Lauricella, a former Chief Financial Officer and Treasurer of the Company. Mr. Lauricella was loaned $164,000 in order to purchase 25,000 shares of Class B from non-employee shareholders. All of the shares purchased were pledged as collateral for a demand promissory note bearing interest payable on the anniversary dates at LIBOR rates plus 1.25% reset on the first day of each succeeding January, April, July and October. On February 4, 2000, Mr. Lauricella resigned as Chief Financial Officer and Treasurer of the Company. Pursuant to Mr. Lauricella's separation agreement, the Company repurchased the 25,000 shares of Class B for $2.50 per share, with the resulting $63,000 used to offset the outstanding amount of the loan. In addition, the Company owed Mr. Lauricella approximately $109,000, relating to a deferred compensation agreement, which was used to further reduce such loan amount. The remaining balance of $1,000 was paid by Mr. Lauricella to the Company.

     On July 1, 1990, Baldwin Technology Corporation and Baldwin Graphic Systems, Inc., two subsidiaries of Baldwin Americas Corporation, entered into an agreement with Harold W. Gegenheimer, Chairman Emeritus, guaranteed by the Company, to replace various prior agreements including royalty and employment

                        BALDWIN TECHNOLOGY COMPANY, INC.

agreements, retirement plans and bonus arrangements. The agreement guarantees a compensation amount of $200,000 per year to Mr. Gegenheimer. Simultaneously, a separate agreement was entered into by the Company and Mr. Gegenheimer whereby the Company was released from certain prior agreements and agreed to pay a minimum guaranteed amount of compensation of $200,000 per year to Mr. Gegenheimer, not to exceed $350,000 per year, based on one and one-half percent (1.5%) of the Company's annual net after tax profits. The amount expensed under these two agreements was $400,000 for each of the fiscal years ended June 30, 2002, 2001 and 2000.

     On February 10, 1997, Wendell M. Smith resigned as Chairman of the Company. The Company has made deferred compensation payments to Mr. Smith in the amount of $103,000 for each of the fiscal years ended June 30, 2002, 2001 and 2000, respectively. In addition, the Company entered into a consulting agreement with Polestar Limited ("Polestar"), a corporation controlled by Mr. Smith, which provides for payments to Polestar of $60,000 per year for consulting services through 2014. The agreement was amended during the fiscal year ended June 30, 2001 to increase payments to $90,000 per year.

NOTE 18 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

     Goodwill and Other Intangible Assets. As discussed in Note 2, the Company adopted SFAS 142 effective July 1, 2001 and as a result ceased amortization of goodwill. Goodwill amortization expense amounted to zero, $973,000, and $1,028,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     During fiscal 2002, the operating results and future prospects of the Baldwin Kansa reporting unit ("BKA") deteriorated resulting in the fair value of that reporting unit (determined based on the present value of estimated future cash flows)becoming less than BKA's book value. Management determined that the implied fair value of BKA's goodwill was zero, resulting in the write-off of BKA's goodwill, which totaled $5,434,000.

     Intangible assets subject to amortization at June 30, 2002 are comprised of the following:

                                      AS OF JUNE 30, 2002              AS OF JUNE 30, 2001
                                 ------------------------------   ------------------------------
                                      GROSS        ACCUMULATED         GROSS        ACCUMULATED
AMORTIZED INTANGIBLE ASSETS:     CARRYING AMOUNT   AMORTIZATION   CARRYING AMOUNT   AMORTIZATION
----------------------------     ---------------   ------------   ---------------   ------------
Patents and trademarks.........    $5,424,000       $3,365,000      $4,898,000       $3,010,000
Other..........................     1,021,000          746,000       1,192,000          604,000
                                   ----------       ----------      ----------       ----------
Total..........................    $6,445,000       $4,111,000      $6,090,000       $3,614,000
                                   ==========       ==========      ==========       ==========

     The weighted average life for intangible assets at June 30, 2002 was 9.4 years and amortization expense for the fiscal year ended June 30, 2002 was $437,000.

     Estimated amortization expense for each of the five succeeding fiscal years is as follows:

FISCAL YEARS ENDING JUNE 30,                                   AMOUNT
----------------------------                                  --------
2003........................................................  $490,000
2004........................................................  $240,000
2005........................................................  $187,000
2006........................................................  $179,000
2007........................................................  $170,000

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The changes in the carrying amount of goodwill by segment for each of the fiscal years ended June 30, 2002 and 2001 are as follows (in thousands):

     Activity in the fiscal year ended June 30, 2002 is as follows:

                                        GROSS CARRYING AMOUNT               ACCUMULATED AMORTIZATION
                                  ----------------------------------   ----------------------------------
                                  ACCESSORIES                          ACCESSORIES
                                      AND        DIVESTED                  AND        DIVESTED                 NET
                                   CONTROLS     OPERATIONS    TOTAL     CONTROLS     OPERATIONS    TOTAL    BOOK VALUE
                                  -----------   ----------   -------   -----------   ----------   -------   ----------
Balance as of July 1, 2001......    $19,579         $0       $19,579     $ 5,284         $0       $ 5,284    $14,295
Goodwill Amortization...........          0          0             0           0          0             0          0
Impairment losses recognized....     (7,750)         0        (7,750)     (2,316)         0        (2,316)    (5,434)
Effects of currency
  translation...................        931          0           931         174          0           174        757
                                    -------         --       -------     -------         --       -------    -------
Balance as of June 30, 2002.....    $12,760         $0       $12,760     $ 3,142         $0       $ 3,142    $ 9,618
                                    =======         ==       =======     =======         ==       =======    =======

     Activity in the fiscal year ended June 30, 2001 is as follows:

                                        GROSS CARRYING AMOUNT               ACCUMULATED AMORTIZATION
                                  ----------------------------------   ----------------------------------
                                  ACCESSORIES                          ACCESSORIES
                                      AND        DIVESTED                  AND        DIVESTED               NET BOOK
                                   CONTROLS     OPERATIONS    TOTAL     CONTROLS     OPERATIONS    TOTAL      VALUE
                                  -----------   ----------   -------   -----------   ----------   -------   ----------
Balance as of July 1, 2000......    $22,085      $ 17,828    $39,913     $5,430       $ 4,923     $10,353    $ 29,560
Goodwill Amortization...........          0             0          0        520           453         973        (973)
Impairment losses recognized....          0       (17,046)   (17,046)         0        (5,167)     (5,167)    (11,879)
Effects of currency
  translation...................     (2,506)         (782)    (3,288)      (666)         (209)       (875)     (2,413)
                                    -------      --------    -------     ------       -------     -------    --------
Balance as of June 30, 2001.....    $19,579      $      0    $19,579     $5,284       $     0     $ 5,284    $ 14,295
                                    =======      ========    =======     ======       =======     =======    ========

     The following selected pro forma information for the fiscal years ended June 30, 2001 and 2000 assumes the provisions of SFAS 142 had been applied as of the beginning of each of the fiscal years:

                                                              FOR THE FISCAL YEAR
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              ---------    -------
                                                              ($000'S, EXCEPT FOR
                                                               EARNINGS PER SHARE
                                                                    AMOUNTS)
Reported net (loss) income..................................  $(18,172)    $4,836
Goodwill amortization.......................................       973      1,028
                                                              --------     ------
Adjusted net (loss) income..................................  $(17,199)    $5,864
                                                              ========     ======
Basic and diluted (loss) earnings per share:
Reported net (loss) income..................................  $  (1.23)    $ 0.31
Goodwill amortization.......................................      0.07       0.06
                                                              --------     ------
Adjusted net (loss) income..................................  $  (1.16)    $ 0.37
                                                              ========     ======

NOTE 19 -- CUSTOMER BANKRUPTCY:

     On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding. The Company received timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At June 30, 2002, the Company's consolidated balance sheet included approximately $1,979,000 of

                        BALDWIN TECHNOLOGY COMPANY, INC.

trade receivables from Goss, of which approximately $1,029,000 relates to Goss' European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $950,000 is fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $439,000 and $536,000 during the fiscal years ended June 30, 2002 and 2001, respectively. The bad debt write-off in the fiscal year ended June 30, 2002 relates to sales made in the fiscal year ended June 30, 2002, prior to the bankruptcy filing.

NOTE 20 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the fiscal years ended June 30, 2002 and 2001 are as follows (in thousands, except per share data):

                                                                 QUARTER
                                               -------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2002                FIRST(1)   SECOND(2)   THIRD(3)   FOURTH(4)
-------------------------------                --------   ---------   --------   ---------
Net sales....................................  $38,539     $36,175    $38,921    $ 31,990
Costs and expenses:
  Cost of goods sold.........................   27,430      24,680     26,620      24,136
  Operating expenses.........................   13,390      10,866     11,309      12,238
  Restructuring charges......................       94         412        289        (174)
  Impairment charges.........................        0           0          0       5,434
  Provision for loss on disposition of
     pre-press operations....................        0         (86)         0           0
  Interest, net..............................      369         342        352         439
Other (income), net..........................   (1,295)       (335)    (1,200)       (385)
                                               -------     -------    -------    --------
Income (loss) before income taxes............   (1,449)        296      1,551      (9,698)
Provision (benefit) for income taxes.........     (333)        137        513       6,367
                                               -------     -------    -------    --------
Net income (loss)............................  $(1,116)    $   159    $ 1,038    $(16,065)
                                               =======     =======    =======    ========
Basic income (loss) per share................  $ (0.08)    $  0.01    $  0.07    $  (1.07)
                                               =======     =======    =======    ========
Diluted income (loss) per share..............  $ (0.08)    $  0.01    $  0.07    $  (1.07)
                                               =======     =======    =======    ========
Weighted average shares outstanding:
  Basic......................................   14,680      14,953     15,016      15,015
                                               =======     =======    =======    ========
  Diluted....................................   14,680      14,953     15,016      15,015
                                               =======     =======    =======    ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                                 QUARTER
                                               -------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2001                FIRST(5)   SECOND(6)   THIRD(7)   FOURTH(8)
-------------------------------                --------   ---------   --------   ---------
Net sales....................................  $44,960     $45,758    $47,575    $ 45,322
Costs and expenses:
  Cost of goods sold.........................   30,807      32,068     33,510      33,442
  Operating expenses.........................   13,737      13,160     14,057      16,101
  Restructuring charges......................                              95       2,182
  Impairment charges.........................        0           0          0      15,518
  Provision for loss on disposition of
     pre-press operations....................                            (472)
  Interest, net..............................      357         522        553         291
Other (income), net..........................     (922)     (2,128)      (739)     (1,050)
                                               -------     -------    -------    --------
Income (loss) before income taxes............      981       2,136        571     (21,162)
Provision (benefit) for income taxes.........      344         966        239        (851)
                                               -------     -------    -------    --------
Net income (loss)............................  $   637     $ 1,170    $   332    $(20,311)
                                               =======     =======    =======    ========
Basic income (loss) per share................  $  0.04     $  0.08    $  0.02    $  (1.37)
                                               =======     =======    =======    ========
Diluted income (loss) per share..............  $  0.04     $  0.08    $  0.02    $  (1.37)
                                               =======     =======    =======    ========
Weighted average shares outstanding:
  Basic......................................   15,019      14,723     14,709      14,787
                                               =======     =======    =======    ========
  Diluted....................................   15,019      14,723     14,709      14,787
                                               =======     =======    =======    ========

---------------

(1) The first quarter of fiscal 2002 operating expenses include a $634,000 bad debt charge related to Goss.

(2) The second quarter of fiscal 2002 operating expenses include a partial recovery of $195,000 of a bad debt charge related to Goss and a $289,000 profit sharing accrual reversal. The second quarter of fiscal 2002 includes a reduction to a reserve in the amount of $86,000 related to the sale of the PPO see Note 4. The second quarter of fiscal 2002 other income includes a $206,000 loss on certain derivative financial instruments which became speculative and no longer qualified as hedges pursuant to SFAS 133 as a result of the divestiture of the RHG, a $170,000 charge for an interest rate swap, which ceased to qualify as a hedge pursuant to SFAS 133, and a $255,000 write-down of deferred financing costs.

(3) The third quarter of fiscal 2002 cost of goods sold includes a $352,000 charge for inventory write-offs associated with plant consolidations as the Company decided to discard certain inventory rather than incur transfer costs. The third quarter of fiscal 2002 operating expenses includes $112,000 of interest forgiveness related to a note receivable from an officer of the Company.

(4) The fourth quarter of fiscal 2002 other income includes a $250,000 loss on the divestiture of the RHG as a result of further negotiations with the purchaser and the finalization of the purchase price. The fourth quarter of fiscal 2002 restructuring charge includes a credit adjustment of $541,000 relating to severance benefits as these costs are not expected to be paid under the restructuring plan. The fourth quarter of fiscal 2002 provision for income taxes includes a $7,046,000 valuation allowance associated with the current year's domestic NOL's.

(5) The first quarter of fiscal 2001 operating expenses include goodwill amortization of $251,000. The first quarter of fiscal 2001 other income includes a $345,000 gain on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133 and a $650,000 pre-tax loss on the sale of BSD see Notes 7 and 8.

                        BALDWIN TECHNOLOGY COMPANY, INC.

(6) The second quarter of fiscal 2001 operating expenses include goodwill amortization of $246,000. The second quarter of fiscal 2001 other income includes a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit.

(7) The third quarter of fiscal 2001 operating expenses include goodwill amortization of $237,000. The third quarter of fiscal 2001 includes a reduction to a reserve in the amount of $472,000 related to the sale of the PPO see Note 4.

(8) The fourth quarter of fiscal 2001 operating expenses include additional executive compensation, recruitment and severance charges, and a $536,000 bad debt charge related to Goss and goodwill amortization of $239,000. The fourth quarter of fiscal 2001 restructuring and other charges include asset write-offs associated with the RHG and POD of $15,518,000 and restructuring charges of $2,182,000. The fourth quarter of fiscal 2001 other income includes a $181,000 adjustment to the loss on the sale of BSD as additional costs associated with the sale were incurred. See Notes 5 and 8.

NOTE 21 -- SUBSEQUENT EVENTS:

     On August 13, 2002 the Compensation and Stock Option Committee of the Board of Directors granted non-qualified options to purchase 154,500 shares of Class A to certain executives and key personnel under the Company's 1996 Stock Option Plan at an exercise price of $0.82 per share, the fair market value on the date of the grant.

     In August, 2002, the Board of Directors approved an amendment, subject to stockholder approval, to the Company's 1996 Stock Option Plan to (a) increase the total number of shares of Class A that may be issued pursuant to options (as defined in the 1996 Plan) from 875,000 shares to 1,875,000 shares; (b) prohibit the granting of any Options to purchase any shares of Class B under the Plan after the date of the next annual meeting of the Company's stockholders, and (c) provide that Non-Employee Directors shall be eligible to receive Options under the 1996 Plan.

     Also in August 2002, the Board of Directors authorized, subject to stockholder approval of the amendment to the 1996 Plan set forth above, the grant under the 1996 Plan on the day after the next annual meeting of the Company's stockholders and on the day after each succeeding annual meeting of the Company's stockholders, to each person who is then a Non-Employee Director, of an Option to purchase 5,000 shares of Class A of the Company at an exercise price per share equal to 100% of the fair market value of a share of Class A on the date such Option is granted.

     The Board of Directors also approved in August 2002, subject to stockholder approval of the amendment to the 1996 Plan set forth above, an amendment to the 1998 Non-Employee Directors' Stock Option Plan to prohibit the granting of any options thereunder after the next annual meeting of the Company's stockholders.

     In August 2002, the note receivable due from Mr. Nathe in the amount of $1,500,000 plus interest thereon was replaced with a note receivable in the amount of $750,000. The reduction in amount was in exchange for Mr. Nathe agreeing to forfeit $750,000, which represents the present value of a portion of Mr. Nathe's previously recorded deferred compensation benefit. The future value of Mr. Nathe's deferred compensation has been reduced as a result of this arrangement.

     In August 2002, the Company announced additional restructuring activities in response to weak market conditions, which will reduce total worldwide employment by approximately 90. As a result, the Company recorded an additional restructuring charge of approximately $3,100,000 during the first quarter of the fiscal year ending June 30, 2003. These reductions are expected to reduce operating costs by approximately $4,800,000 annually after this restructuring plan is fully implemented, which is expected to occur by the end of March 2003. The Company expects that the severance costs will be paid through June 2003, and approximately $200,000 in lease termination costs will be paid through December 2004.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     On October 10, 2002, the Company sold substantially all the assets of its Baldwin Kansa subsidiary ("BKA"). The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,769,000, which approximated the net book value of the assets sold. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded an impairment charge of $5,434,000 related to the goodwill associated with this business as the recorded value of this goodwill exceeded the assessment of its fair value made by the Company. For a further discussion, see Note 18 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEMS 10, 11, 12 AND 13

     Information required under these items is contained in the Company's 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Accountants on Financial Statement       66
  Schedule..................................................
Schedule II -- Valuation and Qualifying Accounts............   67

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

10.3*   Baldwin Technology Company, Inc. 1990 Directors' Stock
        Option Plan. Filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.4*   Baldwin Technology Company, Inc. 1996 Stock Option Plan.
        Filed as Exhibit A to the Baldwin Technology Company, Inc.
        1996 Proxy Statement and incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June
        30, 1996 and incorporated herein by reference.
10.5* Baldwin Technology Corporation Profit Sharing Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's
        Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.
10.7    Agreement effective as of July 1, 1990 between Baldwin
        Technology Corporation, Baldwin Graphic Systems, Inc. and
        Harold W. Gegenheimer, as guaranteed by Baldwin Technology
        Company, Inc. Filed as Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.8    Agreement effective as of July 1, 1990 between Baldwin
        Technology Company, Inc. and Harold W. Gegenheimer. Filed as
        Exhibit 10.7 to the Company's Report on Form 10-K for the
        Fiscal year ended June 30, 1991 and incorporated herein by reference.
10.9*   Employment Agreement dated as of November 16, 1988 between
        Baldwin-Japan Limited and Akira Hara. Filed as Exhibit 10.22 to the Company's Registration Statement (No. 33-26121) on
        Form S-1 and incorporated herein by reference.
10.11   Baldwin Technology Company, Inc. Dividend Reinvestment Plan.
        Filed as Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.13*  Employment Agreement effective as of July 1, 1997 between
        Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
10.16*  Amendment to Employment Agreement between Baldwin-Japan
        Limited and Akira Hara effective August 15, 1995. Filed as
        Exhibit 10.25 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
10.24*  Baldwin Technology Company, Inc. Executive and Key Person
        Cash Incentive Program Description. Filed as Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.
10.27*  Baldwin Technology Company, Inc. 1998 Non-Employee
        Directors' Stock Option Plan. Filed as Exhibit A to the
        Baldwin Technology Company, Inc. 1998 Proxy Statement and incorporated herein by reference.
10.31* Separation Agreement dated November 17, 1999 and effective as of January 31, 2000 between Baldwin Technology Company,
        Inc. and William J. Lauricella. Filed as Exhibit 10.30 to the Company's Report on Form 10-Q for the quarter ended
        December 31, 1999 and incorporated herein by reference.
10.35* Employment Agreement dated and effective as of April 27, 2000 between Baldwin Technology Company, Inc. and Peter E.
        Anselmo. Filed as Exhibit 10.34 to the Company's Report on
        Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.38 Asset Purchase Agreement dated as of September 7, 2000 by and among Baldwin Technology Corporation and Systems
        Technology, Inc. Filed as Exhibit 10.38 to the Company's report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference.
10.39   Amendment to Purchase Agreement dated as of September 27,
        2000 by and between Baldwin Technology Corporation and Systems Technology, Inc. Filed as Exhibit 10.39 to the
        Company's report on Form 10-K for the fiscal year ended June
        30, 2000 and incorporated herein by reference.
10.40   Credit Agreement Among Baldwin Americas Corporation, Baldwin
        Europe Consolidated, Inc., and Baldwin Asia Pacific
        Corporation, as Borrowers, the other credit parties signatory thereto, the Lenders (as defined in the Credit
        Agreement), Fleet National Bank, as Administrative Agent, and First Union National Bank, as Documentation Agent, dated as of October 31, 2000 (the "Credit Agreement"). Filed as
        Exhibit 10.40 to the Company's report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.

10.41* Employment Agreement dated and effective as of March 19, 2001 between Baldwin Technology Company, Inc. and Gerald A.
        Nathe. Filed as Exhibit 10.41 to the Company's report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
10.42*  Employment Agreement dated June 6, 2001 and effective as of
        March 21, 2001 between Baldwin Technology Company, Inc. and
        John T. Heald. (Filed as Exhibit 10.42 to the Company's
        Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).
10.43* Amendment to Employment Agreement dated and effective as of April 29, 2000 between Baldwin Technology Company, Inc. and
        Peter E. Anselmo. (Filed as Exhibit 10.43 to the Company's
        Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).
10.44*  Employment Agreement dated June 8, 2001 and effective as of
        June 18, 2001 between Baldwin Technology Company, Inc. and
        Vijay C. Tharani (Filed as Exhibit 10.44 to the Company's
        Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).
10.45   Asset and Share Purchase Agreement, dated as of July 20,
        2001 by and among Sequa Corporation, Megtec Systems, Inc.
        and the Company. Filed as Exhibit 10.45 to the Company's report on Form 8-K dated September 26, 2001 and incorporated herein by reference.
10.46   Amendment No. 1 to Asset and Share Purchase Agreement dated
        September 25, 2001 and effective August 31, 2001 by and among Sequa Corporation, Megtec Systems, Inc. and the
        Company. Filed as Exhibit 10.46 to the Company's report on Form 8-K dated September 26, 2001 and incorporated herein by reference.
10.47* Amendment to employment agreement dated and effective as of October 17, 2001 between Baldwin Technology Company, Inc.
        and John T. Heald, Jr. (Filed as Exhibit 10.47 to the
        Company's Report on Form 10-Q for the quarter ended
        September 30, 2001 and incorporated herein by reference).
10.48   Amended and Restated Credit Agreement among Baldwin Americas
        Corporation, Baldwin Europe Consolidated, Inc. and Baldwin
        Asia Pacific Corporation, as Borrowers, the other credit parties signatory thereto, the Lenders (as defined in the Credit Agreement), Fleet National Bank, as Administrative
        Agent, and First Union National Bank, as Documentation
        Agent, dated as of January 29, 2002. (Filed as Exhibit 10.48 to the Company's Report on Form 10-Q for the quarter ended
        December 31, 2001 and incorporated herein by reference).
10.49* Employment Agreement dated September 19, 2001 and effective as of November 1, 2001 between Baldwin Technology Company,
        Inc. and Karl S. Puehringer. (Filed as Exhibit 10.49 to the
        Company's Report on Form 10-Q for the quarter ended December
        31, 2001 and incorporated herein by reference).
10.50* Amendment to Employment Agreement dated February 26, 2002 and effective November 14, 2001 between Baldwin Technology
        Company, Inc. and Gerald A. Nathe. (Filed as Exhibit 10.50 to the Company's Report on Form 10-Q for the quarter ended
        March 31, 2002 and incorporated herein by reference).
10.51* Amendment to Employment Agreement dated February 26, 2002 and effective November 14, 2001 between Baldwin Technology
        Company, Inc. and John T. Heald, Jr. (Filed as Exhibit 10.51 to the Company's Report on Form 10-Q for the quarter ended
        March 31, 2002 and incorporated herein by reference).
10.52* Amendment to Employment Agreement dated April 12, 2002 and effective May 1, 2001 between Baldwin Technology Company,
        Inc. and Pete E. Anselmo. (Filed as Exhibit 10.52 to the
        Company's Report on Form 10-Q for the quarter ended March
        31, 2002 and incorporated herein by reference).
10.53*  Baldwin Technology Profit Sharing and Savings Plan as
        Amended (filed herewith).
10.54*  Baldwin Technology Management Incentive Compensation Plan
        (filed herewith).
10.55 Asset Purchase Agreement, dated as of October 3, 2002 by and among Baldwin Kansa Corporation and Gerald E. Waddell,
        Ronnie K. Swint and Vektek, Inc. (filed herewith).
21.     List of Subsidiaries of Registrant (filed herewith).
23.     Consent of PricewaterhouseCoopers LLP (filed herewith).
28.     Post-effective Amendment to the Company's previously filed
        Form S-8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

99.     Company statement regarding the Private Securities
        Litigation Reform Act of 1995, "Safe Harbor for
        Forward-Looking Statements" (filed herewith).
99.1    Certification pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, 18 U.S.C. Section 1354 (filed herewith).
99.2    Certification pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, 18 U.S.C. Section 1354 (filed herewith).

---------------

* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated June 28, 2002, relating to items 5 and 7.

                       This page intentionally left blank

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

                                          BALDWIN TECHNOLOGY COMPANY, INC.
                                                  (Registrant)

                                          By:      /s/ GERALD A. NATHE
                                            ------------------------------------
                                                      Gerald A. Nathe
                                                  (Chairman of the Board)

Dated: October 16, 2002

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

                SIGNATURE                                   TITLE                          DATE
                ---------                                   -----                          ----
           /s/ GERALD A. NATHE                      Chairman of the Board            October 16, 2002
------------------------------------------
             Gerald A. Nathe

          /s/ JOHN T. HEALD, JR.              President, Chief Executive Officer     October 16, 2002
------------------------------------------               and Director
            John T. Heald, Jr.

           /s/ VIJAY C. THARANI                Vice President, Chief Financial       October 16, 2002
------------------------------------------                 Officer
             Vijay C. Tharani                           and Treasurer

            /s/ RONALD F. RAHE                            Controller                 October 16, 2002
------------------------------------------
              Ronald F. Rahe

              /s/ AKIRA HARA                               Director                  October 16, 2002
------------------------------------------
                Akira Hara

         /s/ JUDITH A. MULHOLLAND                          Director                  October 16, 2002
------------------------------------------
           Judith A. Mulholland

      /s/ SAMUEL B. FORTENBAUGH III                        Director                  October 16, 2002
------------------------------------------
        Samuel B. Fortenbaugh III

            /s/ MARK T. BECKER                             Director                  October 16, 2002
------------------------------------------
              Mark T. Becker

          /s/ HENRY F. MCINERNEY                           Director                  October 16, 2002
------------------------------------------
            Henry F. McInerney

        /s/ RALPH R. WHITNEY, JR.                          Director                  October 16, 2002
------------------------------------------
          Ralph R. Whitney, Jr.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated October 16, 2002 appearing in this Annual Report on Form 10-K to Shareholders of Baldwin Technology Company, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
October 16, 2002

                                                                     SCHEDULE II

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE AT   CHARGED TO    CHARGED TO                  BALANCE
                                         BEGINNING    COSTS AND       OTHER                     AT END
                                         OF PERIOD     EXPENSES      ACCOUNTS    DEDUCTION     OF PERIOD
                                         ----------   ----------    ----------   ---------     ---------
Year ended June 30, 2002
  Allowance for doubtful accounts
     (deducted from accounts
     receivable).......................   $ 1,943       $  955(9)                 $  904(1)     $ 1,994
  Allowance for obsolete inventories
     (deducted from inventories).......   $ 3,070       $  314                    $   94(7)     $ 3,290
  Valuation allowance for deferred tax
     asset.............................   $16,714       $6,210(4)                               $22,924
Year ended June 30, 2001
  Allowance for doubtful accounts
     (deducted from accounts
     receivable).......................   $ 1,705       $1,066(9)                 $  828(1)     $ 1,943
  Allowance for obsolete inventories
     (deducted from inventories).......   $ 3,772                                 $  702(6)     $ 3,070
  Valuation allowance for deferred tax
     asset.............................   $17,356                                 $  642(3)     $16,714
Year ended June 30, 2000
  Allowance for doubtful accounts
     (deducted from accounts
     receivable).......................   $ 1,740       $1,489(2)                 $1,524(1,2)   $ 1,705
  Allowance for obsolete inventories
     (deducted from inventories).......   $ 5,134                                 $1,362(8)     $ 3,772
  Valuation allowance for deferred tax
     asset.............................   $24,733                                 $7,377(5)     $17,356

---------------

(1) The decrease in the allowance for doubtful accounts for the fiscal year ended June 30, 2002 resulted from $603,000 of write-offs, recoveries of $195,000 and currency fluctuations of $106,000. The decrease in the allowance for doubtful accounts for the fiscal year ended June 30, 2001 resulted from $610,000 of write-offs and currency fluctuations of $218,000. The decrease in the allowance for doubtful accounts for the fiscal year ended June 30, 2000 resulted from $521,000 of recoveries, and a write-off of $1,100,000 resulting from a sale of pre-petition accounts receivable from Goss Graphic Systems, Inc. ("Goss"), which was partially offset by currency fluctuations of $97,000.

(2) The amounts charged to costs and expenses and the deductions both include a write-off of $1,100,000 resulting from a sale of pre-petition accounts receivable from Goss.

(3) The decrease in the amount of the valuation allowance is primarily the result of a reduction of the reserve related to foreign net operating loss carryforwards. See Note 12 to the Consolidated Financial Statements.

(4) The increase in the amount of the valuation allowance relates primarily to certain domestic deferred tax assets that the Company does not believe it will be more likely than not realize. See Note 12 to the Consolidated Financial Statements.

(5) The decrease in the amount of the valuation allowance is the result of the release of the reserve relating to foreign net operating loss carryforwards, and a reduction in foreign tax credit carryforwards. See Note 12 to the Consolidated Financial Statements.

(6) The decrease in the allowance for obsolete inventories resulted primarily from the write-offs against the reserve for the sale of the Baldwin Stobb Division.

(7) The decrease in the allowance for obsolete inventories resulted primarily from the write-off of inventory associated with the sale of the Company's former in-line finishing division.

(8) The decrease in the allowance for obsolete inventories resulted primarily from write-offs against the reserve for the disposal of inventory.

(9) The amounts charged to costs and expenses include a $634,000 and a $536,000 reserve for Goss for the fiscal years ended June 30, 2002 and 2001, respectively.