Form 10-Q
period 2002-09-30
BALDWIN TECHNOLOGY CO INC
filed 2002-11-19
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


[Mark one]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For quarter ended September 30, 2002

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

             Class                          Outstanding at October 31, 2002
             -----                          -------------------------------
       Class A Common Stock
           $0.01 par value                        12,828,647

       Class B Common Stock
           $0.01 par value                         2,185,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I   Financial Information

         Item 1   Financial Statements

                  Consolidated Balance Sheets at September 30,
                  2002 (unaudited) and June 30, 2002                         1-2

                  Consolidated Statements of Income for the
                  three months ended September 30, 2002
                  (unaudited) and 2001 (unaudited)                            3

                  Consolidated Statements of Changes in Shareholders'
                  Equity for the three months ended September 30, 2002        4
                  (unaudited) and 2001 (unaudited)

                  Consolidated Statements of Cash Flows for the
                  three months ended September 30, 2002
                  (unaudited) and 2001 (unaudited)                           5-6

                  Notes to Consolidated Financial Statements
                  (unaudited)                                               7-16

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             17-23

         Item 3   Quantitative and Qualitative Disclosures About
                  Market Risk                                                 24


Part II           Other Information

         Item 6   Exhibits and Reports on Form 8-K                            25


Signatures                                                                    26

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                September 30,      June 30,
                                                                   2002              2002
                                                                 ---------         ---------
                                                                (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                       $   6,472         $   5,106
 Accounts receivable trade, net of allowance for doubtful
   accounts of $1,831 ($1,994 at June 30, 2002)                     24,159            27,262
 Notes receivable, trade                                            10,686            13,390
 Inventories, net                                                   23,182            24,928
 Deferred taxes                                                        889               893
 Prepaid expenses and other                                          4,904             6,581
 Current assets of discontinued operations                           2,246                 0
                                                                 ---------         ---------
            Total Current Assets                                    72,538            78,160
                                                                 ---------         ---------

MARKETABLE SECURITIES:
 Cost $473 ($475 at June 30, 2002)                                     368               430
                                                                 ---------         ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                                    775             2,669
 Machinery and equipment                                             4,044             5,526
 Furniture and fixtures                                              3,653             3,716
 Leasehold improvements                                                455               458
 Capital leases                                                        427               428
                                                                 ---------         ---------
                                                                     9,354            12,797
 Less:  Accumulated depreciation and amortization                   (4,478)           (6,453)
                                                                 ---------         ---------
Net Property, Plant and Equipment                                    4,876             6,344
                                                                 ---------         ---------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS at cost,
 less accumulated amortization of $3,522
 ($3,432 at June 30, 2002)                                           2,013             2,061


GOODWILL, net                                                        9,565             9,618

DEFERRED TAXES                                                       6,294             6,277

OTHER ASSETS                                                         5,174             6,025

NON CURRENT ASSETS OF DISCONTINUED OPERATIONS                        1,236                 0
                                                                 ---------         ---------
TOTAL ASSETS                                                     $ 102,064           108,915
                                                                 =========         =========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       September 30,       June 30,
                                                                           2002              2002
                                                                        ---------         ---------
                                                                       (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                        $   4,808         $   5,372
   Current portion of long-term debt                                       16,662             5,416
   Accounts payable, trade                                                 10,283            12,816
   Notes payable, trade                                                     8,278             7,837
   Accrued salaries, commissions, bonus and
    profit-sharing                                                          3,296             3,432
   Customer deposits                                                        5,135             4,765
   Accrued and withheld taxes                                               1,303             1,719
   Income taxes payable                                                       558             1,297
   Other accounts payable and accrued liabilities                          17,152            13,187
   Current liabilities of discontinued operations                             320                 0
                                                                        ---------         ---------
                  Total current liabilities                                67,795            55,841
                                                                        ---------         ---------

LONG TERM LIABILITIES:
   Long-term debt                                                             491            11,873
   Other long-term liabilities                                              6,872             7,447
                                                                        ---------         ---------
                  Total long-term liabilities                               7,363            19,320
                                                                        ---------         ---------
                  Total liabilities                                        75,158            75,161
                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
     16,458,849 shares issued                                                 165               165
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
     2,185,883 shares issued                                                   21                21
   Capital contributed in excess of par value                              56,986            56,986
   Retained Deficit                                                       (15,020)           (8,527)
   Accumulated other comprehensive loss                                    (2,372)           (2,017)
   Less: Treasury stock, at cost:
     Class A - 3,630,202 shares                                           (12,199)          (12,199)
   Note receivable from key executive for common stock issuance
                                                                             (675)             (675)
                                                                        ---------         ---------
                  Total shareholders' equity                               26,906         $  33,754
                                                                        ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 102,064         $ 108,915
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 For the three months
                                                 ended September 30,
                                                2002             2001
                                              --------         --------
Net Sales                                     $ 32,804         $ 37,475
Cost of goods sold                              23,616           26,653
                                              --------         --------

Gross Profit                                     9,188           10,822
                                              --------         --------

Operating Expenses:
 General and administrative                      4,552            5,341
 Selling                                         2,935            3,679
 Engineering and development                     4,091            3,856
 Restructuring charges                           3,287               10
                                              --------         --------
                                                14,865           12,886
                                              --------         --------
 Operating loss                                 (5,677)          (2,064)

Other (income) expense:
 Interest expense                                  718              410
 Interest income                                   (76)             (39)
 Royalty income, net                              (629)          (1,239)
 Other (income) expense, net                       356              (56)
                                              --------         --------
                                                   369             (924)
                                              --------         --------

Loss from continuing operations before
income taxes                                    (6,046)          (1,140)

Provision (benefit) for income taxes               259             (333)
                                              --------         --------

Loss from continuing operations                 (6,305)            (807)

Discontinued operations (Note 10):
  Loss from operations of discontinued
  component (less applicable income
  taxes of $0)                                    (188)            (309)
                                              --------         --------

Net loss                                      $ (6,493)        $ (1,116)
                                              ========         ========

Net loss per share - basic and diluted
  Continuing operations                       $  (0.42)        $  (0.06)
  Discontinued operations                        (0.01)           (0.02)
                                              --------         --------
                                              $  (0.43)        $  (0.08)
                                              ========         ========

Weighted average shares outstanding:

  Basic and diluted                             15,016           14,680
                                              ========         ========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)




                              Class A             Class B          Capital                Accumulated
                            Common Stock        Common Stock     Contributed                  Other             Treasury Stock
                          -----------------  -----------------   In Excess   Retained    Comprehensive    -------------------------
                          Shares     Amount    Shares   Amount     of Par     Deficit        Loss            Shares        Amount
                          ------     ------    ------   ------     ------     -------        ----            ------        ------
Balance at
 June 30, 2002          16,458,849    $165   2,185,883   $21       $56,986   $ (8,527)    $  (2,017)      (3,630,202)      $(12,199)

Net loss for the
 three months ended
 September 30, 2002                                                            (6,493)

Translation adjustment

                                                                                               (365)

Unrealized loss on
 available-for-sale
 securities, net of
 tax                                                                                            (35)

Unrealized gain on
 forward contracts,                                                                              45
 net of tax

Comprehensive
  Loss
                        ----------    ----   ---------   ---      -------   ---------      --------       ----------       --------
Balance at
September 30, 2002      16,458,849    $165   2,185,883   $21      $56,986   $ (15,020)     $ (2,372)      (3,630,202)      $(12,199)
                        ==========    ====   =========   ===      =======   =========      ========       ==========       ========


                               Note
                             Receivable
                             from Key
                            Executive for
                           Common Stock      Comprehensive
                             Issuance            Loss
                             --------            ----
Balance at
 June 30, 2002                 $(675)

Net loss for the
 three months ended
 September 30, 2002                             $(6,493)

Translation adjustment

                                                   (365)

Unrealized loss on
 available-for-sale
 securities, net of
 tax                                                (35)

Unrealized gain on
 forward contracts,                                  45
 net of tax
                                                -------

Comprehensive
  Loss                                          $(6,848)
                               -----            =======
Balance at
September 30, 2002             $(675)
                               =====


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         For the three months
                                                                          ended September 30,
                                                                        -----------------------
                                                                          2002            2001
                                                                        -------         -------
Cash flows from operating activities:

 Net loss                                                               $(6,493)        $(1,116)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                          493             617
     Accrued retirement pay                                                (651)            123
     Provision for losses on accounts receivable                            152             708
     Restructuring charges                                                3,287              94
     Deferred income taxes                                                 (277)              0
     Changes in assets and liabilities, net of  businesses sold:
       Accounts and notes receivable                                      4,958           1,394
       Inventories                                                         (271)         (3,458)
       Prepaid expenses and other                                         1,573          (1,017)
       Other assets                                                         979             134
       Customer deposits                                                    619           2,227
       Accrued compensation                                                (107)           (891)
       Payments against restructuring charges                              (939)           (808)
       Accounts and notes payable, trade                                 (1,710)          2,131
       Income taxes payable                                                (720)         (2,300)
       Accrued and withheld taxes                                          (406)            (40)
       Other accounts payable and accrued liabilities                     1,721           1,012
       Interest payable                                                     124            (135)
                                                                        -------         -------
           Net cash provided (used) by operating activities               2,332          (1,325)
                                                                        -------         -------

Cash flows from investing activities:

   Proceeds from disposition of businesses, net                               0           1,808
   Additions of property                                                   (212)           (565)
   Additions of patents, trademarks and drawings                            (47)            (76)
                                                                        -------         -------
        Net cash (used) provided by investing activities                   (259)          1,167
                                                                        -------         -------

Cash flows from financing activities:

   Long-term and short-term debt borrowings                                   0           7,410
   Long-term and short-term debt repayments                                (615)         (4,900)
   Principal payments under capital lease obligations                        (3)            (18)
   Payment of debt financing costs                                         (118)              0
   Other long-term liabilities                                              111             218
   Purchases of treasury stock                                                0             (14)
                                                                        -------         -------
              Net cash (used) provided by financing activities             (625)          2,696
                                                                        -------         -------

Effects of exchange rate changes                                            (82)            263
                                                                        -------         -------

Net increase in cash and cash equivalents                                 1,366           2,801
Cash and cash equivalents at beginning of period                          5,106           6,590
                                                                        -------         -------

Cash and cash equivalents at end of period                              $ 6,472         $ 9,391
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                              For the three months
                                              ended September 30,
                                              --------------------
                                               2002          2001
                                              ------        ------
      Cash paid during the period for:

         Interest                             $  493        $  537
         Income taxes                         $1,004        $1,857

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

      Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin", or the "Company") are engaged primarily in the development, manufacture and sale of controls and accessories equipment for the printing industry.

      The Company has experienced operating losses, negative cash flows and debt covenant violations over the past two fiscal years. As more fully discussed in the notes to the consolidated financial statements, the Company has embarked on restructuring plans (see Note 9) and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain businesses (see Note 10), the consolidation of other operations and headcount reductions related to the consolidations and weak market conditions. As a result of these actions, combined with the renegotiation of certain of the Company's debt obligations (see Note 3), management believes that the Company's cash flows from operations, along with available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements for the near and long-term future. Management further believes that alternative sources of financing are available to finance the existing facilities beyond July 1, 2003, which the Company is currently pursuing. However, if the loans become payable on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

      The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - ACCOUNTING CHANGES:

RECENTLY ISSUED ACCOUNTING STANDARDS:

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets, excluding goodwill, to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 also requires that long-lived assets that are to be abandoned, be treated as held for use and depreciated over their remaining expected useful lives and broadens the presentation of discontinued operations in the income statement to a component of an entity rather than a segment of a business. SFAS 144 was effective for the Company beginning July 1, 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets. However, as a result of adopting SFAS 144, Baldwin Kansa ("BKA") has been included as a discontinued operation as of and for the three months ended September 30, 2002 and the amounts for the three months ended September 30, 2001 have been reclassified.

RECLASSIFICATIONS:

      Certain prior year items have been reclassified to conform to the current period's presentation.

NOTE 3 - REVOLVING CREDIT FACILITY:

      On October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. At September 30, 2002, the Company had outstanding borrowings of $16,550,000 under the Revolver and Term Loan, plus outstanding letters of credit of $2,963,000. The Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver.

      The Company has experienced operating losses, negative cash flows and debt covenant violations over the past two years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make a required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consists of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of BKA (see Note 10) to reduce the outstanding borrowings under the Extended Revolver before October 30, 2002, of which, $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings. Additionally, beginning in December 2002 and extending through June 2003, the Company is required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company is also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003 only if the Company generates non-operating alternative sources of financing. The entire outstanding balance of $16,550,000 due under the Extended Revolver and Extended Term Loan has been classified as current as of September 30, 2002 (of which $3,736,000 was paid through October 31, 2002).

      Interest on the Extended Revolver and Extended Term Loan is charged at prime plus 2.00% per annum. The Extended Credit Facility is collateralized by a pledge of the capital stock and certain domestic assets of the Company's subsidiaries. The Extended Credit Facility includes certain restrictions, which limit the incurrence of debt and prohibit dividend payments among other things, and require the Company to satisfy certain financial covenants. These financial covenants, as defined in the Extended Credit Facility, require the Company to achieve minimum operating income of $945,000 for the quarter ending December 31, 2002, $844,000 for the quarter ending March 31, 2003 and $732,000 for the quarter ending June 30, 2003. The ability to achieve these covenants depends in part on management's successful execution of the restructuring plans discussed in Note 9 and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. Accordingly, if the covenants are not met, amounts outstanding under the Extended Credit Facility would become payable on demand. Management believes that alternative sources of financing are available to finance the existing facilities on a long-term basis, which the Company is currently pursuing. However, if the loans become payable on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $23,878,000, including amounts available under the Extended Revolver and Extended Term Loan. As of September 30, 2002, the Company had $21,359,000 outstanding under these credit facilities including $16,550,000 under the Extended Revolver and Extended Term Loan. Total debt levels as reported on the balance sheet at September 30, 2002 are $86,000 lower than they would have been if June 30, 2002 exchange rates had been used.

NOTE 4 - NET LOSS PER SHARE:

      Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted loss per share include zero additional shares for each of the three months ended September 30, 2002 and 2001, which represent potentially dilutive securities. Outstanding options to purchase 1,644,000 and 1,748,000 shares of the Company's common stock for the three months ended September 30, 2002 and 2001, respectively, are not included in the above calculation to compute diluted net loss per share as they have an anti-dilutive effect.

NOTE 5  - OTHER COMPREHENSIVE INCOME (LOSS):

      Accumulated Other Comprehensive Income (Loss) ("AOCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets and consists of cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and unrealized gains and losses on derivative instruments. AOCI consists of the following:

                                                September 30, 2002      June 30, 2002
                                                ------------------      -------------
                                                    (Unaudited)
      Cumulative translation adjustments            $(2,324,000)        $(1,959,000)
      Unrealized loss on investments,
         net of deferred taxes of $44,000
         ($19,000 at June 30, 2002)                     (61,000)            (26,000)
      Unrealized gain (loss) on derivatives,
         net of deferred taxes of $7,000
         ($10,000 at June 30, 2002)                      13,000             (32,000)
                                                    -----------         -----------

                                                    $(2,372,000)        $(2,017,000)
                                                    ===========         ===========

NOTE 6 - INVENTORIES:

      Inventories consist of the following:


                                         September 30, 2002    June 30, 2002
                                         ------------------    -------------
                                            (Unaudited)
      Raw materials                        $ 11,355,000        $ 12,690,000
      In process                              6,033,000           6,081,000
      Finished goods                          5,794,000           6,157,000
                                           ------------        ------------
                                           $ 23,182,000        $ 24,928,000
                                           ============        ============

      Foreign currency translation effects decreased inventories by $158,000 from June 30, 2002 to September 30, 2002.

NOTE 7 - DERIVATIVES:

      During the three months ended September 30, 2002, the Company had currency futures contracts and an interest rate swap agreement that qualified as cash flow hedges; accordingly, the gain or loss on these cash flow hedges was recorded in AOCI and will be recognized when the hedged items affect earnings. On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the maturity the same as the then existing credit facility. Included in interest expense for the three months ended September 30, 2002 and 2001 is $124,000 and $48,000 respectively, associated with this Swap.

      As a result of entering into the Amended Credit Facility, as defined in
Note 3, which changed various provisions of the original agreement including the maturity date, a portion of the Swap no longer qualified as a hedge. Future changes in the fair value of this portion of the Swap will be recorded in earnings through its maturity date of October 30, 2003. The adjustment to the fair value of this portion of the Swap at September 30, 2002 resulted in a loss for the three months ended September 30, 2002 of $65,000, which was recorded in "Other income and expense" in the accompanying consolidated statement of income.

      Hedge ineffectiveness had no material impact on earnings for the three months ended September 30, 2002 and 2001.

      Unrealized net gains (losses) included in AOCI are as follows:

                                                               September 30, 2002         September 30, 2001
                                                               ------------------         ------------------
          Balance at beginning of period                          $  (32,000)                 $  (299,000)
          Additional gains (losses), net                              55,000                     (645,000)
          Amounts reclassified to earnings, net                      (10,000)                     295,000
                                                                  ----------                  -----------
          Balance at end of period                                $   13,000                  $  (649,000)
                                                                  ==========                  ===========


      The unrealized net gain of $13,000 at September 30, 2002 is comprised of gains on currency futures contracts, which expire at various times through December 18, 2002, and are expected to be reclassified to earnings during that period.

NOTE 8 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

       As discussed in Note 2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, the Company adopted Statement of Financial Accounting Standards No.

142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective July 1, 2001 and as a result ceased amortization of goodwill.

      During fiscal 2002, the operating results and future prospects of the BKA reporting unit deteriorated resulting in the fair value of that reporting unit (determined based on the present value of estimated future cash flows) becoming less than BKA's book value. Management determined that the implied fair value of BKA's goodwill was zero, resulting in the write-off of BKA's goodwill of $5,434,000 during the fourth quarter of the fiscal year ended June 30, 2002.

      The changes in the carrying amount of goodwill by segment (in thousands) for the three months ended September 30, 2002 are as follows:


                                                 Accessories and Controls
                                        ------------------------------------------
                                         Gross
                                        carrying        Accumulated         Net
                                         Amount         Amortization    Book Value
                                         ------         ------------    ----------
Balance as of July 1, 2002              $ 12,760          $3,142         $ 9,618
Goodwill Amortization                          0               0               0
Impairment losses recognized                   0               0               0
Effects of currency translation              (94)            (41)            (53)
                                        --------         -------         -------
Balance as of September 30, 2002        $ 12,666         $ 3,101         $ 9,565
                                        ========         =======         =======

Intangible assets subject to amortization are comprised of the following:

                                             As of September 30, 2002               As of June 30, 2002
                                         -------------------------------      ------------------------------
                                               Gross                              Gross
                                             Carrying       Accumulated         Carrying        Accumulated
Intangible Assets:                            Amount       Amortization           Amount        Amortization
------------------                            ------       ------------           ------        ------------
      Patents and trademarks             $   5,535,000    $    3,522,000      $   5,424,000     $ 3,363,000
      Other                                  1,032,000           741,000          1,021,000         746,000
                                         -------------    --------------      -------------   -------------
      Total                              $   6,567,000    $    4,263,000      $   6,445,000     $ 4,109,000
                                         =============    ==============      =============   =============

      The other category is included in "Other assets" on the accompanying consolidated balance sheets. Amortization expense associated with these intangible assets was $191,000 and $204,000 for the three months ended September 30, 2002 and 2001, respectively.

NOTE 9 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

       During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. This plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $46,000 and $10,000 for the three months ended September 30, 2002 and 2001, respectively, related to the March 2000 Plan. These charges relate primarily to additional exit costs, which are expensed as incurred. The restructuring plan is expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to the restructuring plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Products that were previously being produced at multiple facilities have been consolidated with similar product lines at existing facilities.

      Activity in the three months ended September 30, 2002 under the March 2000 Plan was as follows:

                                                                 Remaining      Additional      Charges          Remaining
                                                                 Reserve       Restructuring    Against           Reserve
                                                               June 30, 2002      Charges       Reserve     September 30, 2002
                                                               -------------      -------       -------     ------------------
                                                                                            (in thousands)
Severance.................................................      $     557         $    5         $ (101)         $  461
Facility lease termination costs..........................          1,678             34           (228)          1,484
Other costs...............................................              0              7             (7)              0
                                                                ---------         ------         ------          ------
Total program.............................................      $   2,235         $   46         $ (336)         $1,945
                                                                =========         ======         ======          ======

      During the three months ended September 30, 2001, the Company recorded a restructuring charge of $94,000 (of which $84,000) related to BKA) under the March 2000 Plan representing additional exit costs which were expensed as incurred.

      Severance costs will be paid through December 2002. Facility lease termination costs will be paid through April 2006. As of September 30, 2002, $982,000 is included in "Other accounts payable and accrued liabilities" and $963,000 is included in "Other long-term liabilities."

      In August 2002, the Company announced additional restructuring activities (the "August 2002 Plan") primarily in response to weak market conditions, which will reduce total employment by approximately 90 in various employee groups worldwide, including production, sales, engineering and administration. The August 2002 Plan includes the closing of one domestic facility, with the related production being shifted to another domestic facility. As a result, the Company recorded an additional restructuring charge of $3,241,000 during the three months ended September 30, 2002. The charge for the August 2002 Plan was recorded to account for the estimated employee severance and benefit costs of approximately $2,757,000, lease termination costs of approximately $437,000 and approximately $47,000 in incremental costs associated with product discontinuance. The August 2002 Plan is expected to reduce operating costs by approximately $4,800,000 annually after full implementation, which is expected to occur by the end of March 2003.

      Activity in the three months ended September 30, 2002 under the August 2002 Plan was as follows:

                                                                               Charges        Remaining
                                                                 Initial       Against        Reserves
                                                                 Reserve       Reserves   September 30, 2002
                                                                 -------       --------   ------------------
                                                                           (in thousands)
Severance.................................................      $   2,757       $ (603)        $2,154
Facility lease termination costs..........................            437            0            437
Other costs...............................................             47            0             47
                                                                ---------       ------         ------
Total program.............................................      $   3,241       $ (603)        $2,638
                                                                =========       ======         ======

      Severance and other costs will be paid through June 2003, and facility lease termination costs will be paid through December 2004. As of September 30, 2002, $2,460,000 is included in "Other accounts payable and accrued liabilities" and $178,000 is included in "Other long-term liabilities." Management believes that the nature and scope of these restructuring activities will be sufficient to restore the Company's profitability and cash flows from operations.

NOTE 10 - SALE OF BUSINESSES:

      During the first quarter of fiscal 2003, the Company committed to a plan to dispose of substantially all of the assets of BKA; the transaction closed on October 10, 2002. Under SFAS 144, BKA qualifies as a component and therefore the results of BKA's operations are required to be reported as discontinued operations in the accompanying consolidated statements of income. Accordingly, BKA's results for each of the three months ended September 30, 2002 and 2001 have been aggregated and reported as a single amount in each quarter (2001 amounts have been reclassified to conform to the 2002 presentation). BKA's sales for the three months ended September 30, 2002 and 2001 were $837,000 and $1,064,000, respectively. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000, which will result in a gain on the sale of discontinued operations of approximately $574,000 to be recognized in the second quarter of the fiscal year ending June 30, 2003. As more fully discussed in Note 8, during the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $5,434,000 as a result of a write-off of goodwill associated with this business.

      Net assets held for disposal related to BKA at September 30, 2002 and related amounts at June 30, 2002 are included in the following categories:

                                                                                     September 30, 2002       June 30, 2002
                                                                                     ------------------       -------------
Accounts receivable, net of allowance of $5,000..................................       $     358,000        $     635,000
Inventory........................................................................           1,859,000            2,107,000
Prepaid expenses and other current assets........................................              29,000               37,000
Property, plant and equipment, net of accumulated depreciation...................           1,236,000            1,334,000
Accounts payable.................................................................            (155,000)            (200,000)
Accrued salaries, commissions, bonus and profit-sharing..........................                   0             (135,000)
Customer deposits................................................................            (165,000)             (24,000)
Accrued and withheld taxes.......................................................                   0               (2,000)
Other accounts payable and accrued liabilities...................................                   0              (14,000)
                                                                                        -------------        -------------
Net assets held for disposal.....................................................       $   3,162,000        $   3,738,000
                                                                                        =============        =============

      On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG") business. The consideration received for the transaction, subject to certain post-closing adjustments, was approximately $6,800,000. The Company received $1,808,000 at closing and $4,992,000 in October 2001. Accordingly, during the fourth quarter of fiscal 2001, the Company recorded an impairment charge of approximately $14,831,000 relating primarily to goodwill and certain assets of the RHG, including $961,000 of cumulative translation adjustments related to the foreign operations of the RHG, which were reclassified and reflected as part of the impairment charge. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recognized an additional $250,000 loss on the sale of the RHG, and in the three months ended September 30, 2002 recognized a further loss of approximately $211,000 upon finalization of adjustments with the purchaser. The losses are recorded in other expense.

      Also during the fourth quarter of fiscal 2001, the Company decided to exit its Print on Demand ("POD") business, which resulted in the write-off of $687,000 of goodwill during the fourth quarter of the fiscal year ended June 30, 2001. The remaining assets of the POD business were not material.

NOTE 11 - BUSINESS SEGMENT INFORMATION:

      Operating segments are defined as material components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

      On October 10, 2002, the Company sold substantially all of the assets of BKA. BKA is accounted for as a discontinued operation in accordance with SFAS 144.

      On September 26, 2001 the Company sold substantially all of the assets of the RHG. The Company also completed the sale of the POD business in November 2001. Together the RHG and the POD business are included in divested operations.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. An operating segment's financial performance is primarily evaluated based on operating profit.

      The tables below present information about reported segments for the three months ended September 30, 2002 and 2001 (in thousands). All prior periods have been restated to conform to the current period's presentation. The results for BKA are reported as discontinued operations for all periods and therefore are excluded from segment operating results.


                                  Three months ended
                                     September 30
                                      (Unaudited)
                                      -----------
                                  2002          2001
                                  ----          ----
Net Sales:
   Accessories and Controls      $32,804      $32,684
   Divested operations                 0        4,791
                                 -------      -------
          Total Net Sales        $32,804      $37,475
                                 =======      =======

      Foreign currency translation effects increased net sales by $1,517,000 ($0 related to the divested operations) for the three months ended September 30, 2002.

                                              Three months ended
                                                 September 30,
                                                  (Unaudited)
                                                  -----------
                                               2002         2001
                                               ----         ----
Operating (loss) income:
  Accessories and Controls                   $(2,004)      $ 1,378
  Corporate                                   (3,673)       (2,522)
  Divested operations                              0          (920)
                                             -------       -------
       Total operating loss                   (5,677)       (2,064)
Interest expense, net                           (642)         (371)
Royalty income, net                              629         1,239
Other income (expense), net                     (356)           56
                                             -------       -------
        Loss from continuing operations
         before income taxes                 $(6,046)      $(1,140)
                                             =======       =======

         Included in operating (loss) income for the three months ended September 30, 2002 and 2001 are restructuring charges of $2,612,000 and $10,000, respectively, related to accessories and controls and $675,000 and zero, respectively, related to corporate.

                                    September 30,     June 30,
                                         2002           2002
                                         ----           ----
                                     (Unaudited)
Identifiable assets:
  Accessories and Controls             $ 86,758      $ 94,079
  Corporate                              11,452        14,443
  Divested operations                     3,854           393
                                       --------      --------
        Total identifiable assets      $102,064      $108,915
                                       ========      ========

NOTE 12 - COMMON STOCK:

      On August 13, 2002 the Compensation and Stock Option Committee of the Board of Directors granted non-qualified options to purchase 154,500 shares of the Company's Class A Common Stock ("Class A") to certain executives and key personnel under the Company's 1996

Stock Option Plan (the "1996 Plan") at an exercise price of $0.82 per share, the fair market value on the date of the grant.

      In August 2002, the Board of Directors approved an amendment, subject to stockholder approval, to the 1996 Plan that would (a) increase the total number of shares of Class A that may be issued pursuant to options (as defined in the 1996 Plan) from 875,000 shares to 1,875,000 shares; (b) prohibit the granting of any Options to purchase any shares of the Company's Class B Common Stock ("Class B") under the 1996 Plan after the date of the next annual meeting of the Company's stockholders, and (c) provide that Non-Employee Directors shall be eligible to receive Options under the 1996 Plan.

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

      The Board of Directors also approved in August 2002, subject to stockholder approval, amendments to the 1996 Plan set forth above, and to the 1998 Non-Employee Directors' Stock Option Plan that would prohibit the granting of any options thereunder after the next annual meeting of the Company's stockholders.

NOTE 13 - RELATED PARTIES:

      On October 25, 2002, John T. Heald, Jr. resigned as President, Chief Executive Officer and Director of the Company. In accordance with Mr. Heald's employment agreement the Company sold 375,000 shares of Class B to Mr. Heald in October 2001 at $1.80 per share in exchange for a recourse demand promissory note in the amount of $675,000. The promissory note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were from treasury shares, and the balance of 185,883 shares, were newly issued shares. The promissory note is collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Heald and the Company dated October 17, 2001. In accordance with Mr. Heald's employment agreement, the Company will not demand payment of the promissory note for a period of six months following Mr. Heald's termination. Notwithstanding the foregoing, if at any time Mr. Heald sells any of these shares, he is to pay the Company $1.80 times the number of shares sold within five days of receipt of the funds from such sale. The balance of the loan, including interest, was $707,000 and $699,000 at September 30, 2002 and June 30, 2002, respectively.

      In accordance with the terms of the employment agreement between the Company and Gerald A. Nathe, Chairman, President and Chief Executive Officer of the Company, the Company loaned Mr. Nathe $1,817,000 to enable Mr. Nathe to purchase 315,144 shares of Class B from a non-employee shareholder in November 1993 in exchange for a recourse demand promissory note for said amount. The note bore interest, payable on the anniversary dates, at LIBOR rates plus 1.25%, reset on the first day of each succeeding January, April, July and October. The note was collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Nathe and the Company dated November 30, 1993, as amended and restated on November 25, 1997. Upon termination of Mr. Nathe's employment, the Company has agreed not to demand payment for a period of six months following termination, or twelve months following termination if Mr. Nathe's employment terminates by reason of death. Notwithstanding the foregoing, if at any time Mr. Nathe sells any of these shares, he is to pay the Company $5.77 times the number of shares sold within five days of receipt of the funds from such sale. The Board of Directors of the Company forgave interest payments due on the loan from Mr. Nathe during the second quarter of the fiscal year ended June 30, 2002 in the amount of $112,000. Such amount was recorded as compensation expense to Mr. Nathe, and included in "General and administrative expenses."

      In February 2002, the Company amended Mr. Nathe's employment agreement and loan and pledge agreement, and, following repayment by Mr. Nathe of a portion of the principal on the loan, Mr. Nathe issued a substitute recourse demand promissory note for $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%.

      In August 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Nathe on the loan by $750,000 in exchange for an equal reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe's deferred compensation benefit that had accrued to Mr. Nathe. The balance of the loan, including interest, was $808,000 and $1,544,000 at September 30, and June 30, 2002, respectively.

NOTE 14 - CUSTOMERS:

      For the three months ended September 30, 2002, two customers each accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 12% and Mitsubishi accounted for approximately 10% of the Company's net sales during the period.

      On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding. The Company received timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At September 30, 2002, the Company's consolidated balance sheet included approximately $1,410,000 of trade receivables from Goss, of which approximately $689,000 relates to Goss' European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $721,000 is fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $634,000 during the quarter ended September 30, 2001.

NOTE 15 - SUBSEQUENT EVENTS:

      On November 14, 2002, the Company received news from Germany that the Dusseldorf Higher Regional Court announced its judgment in favor of Baldwin in the patent infringement dispute against its competitor, Technotrans. The Company is currently considering the impact of the Court's ruling.

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin Technology Company, Inc. ("Baldwin" or the "Company").

      During the first quarter of the fiscal year ending June 30, 2003, the Company committed to a plan to dispose of substantially all of the assets of its Baldwin Kansa subsidiary ("BKA"); the transaction closed on October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000, which will result in the recognition of a gain on the sale of discontinued operations of approximately $574,000 in the second quarter of the fiscal year ending June 30, 2003. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded an impairment charge of $5,434,000 related to the goodwill associated with this business as the recorded value of this goodwill exceeded the assessment of its fair value made by the Company. For a further discussion, see Note 10 to the consolidated financial statements. The effects of this transaction on the consolidated financial statements are discussed below where significant.

      On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG"). The Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily patents and goodwill, associated with this business. The Company recorded a similar write-off of goodwill of approximately $687,000 in the fourth quarter of the fiscal year ended June 30, 2001, associated with the Company's Print on Demand ("POD") business as the Company also exited this business. As a result, the revenues and corresponding expenses attributable to the RHG and the POD business are included in these consolidated financial statements only for the periods owned by the Company. The effects of these transactions on the consolidated financial statements are discussed below where significant.

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, (vii) competitive market influences and (viii) the ability to successfully implement the Company's restructuring initiatives. Additional factors are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets, excluding goodwill, to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 also requires long-lived assets that are to be abandoned, be treated as held for use and depreciated over their remaining expected lives and broadens the presentation of discontinued operations in the income statement to a component of an entity rather than a segment of a business. FAS 144 is effective for the Company beginning July 1, 2002 and has not materially changed the methods used by the Company to measure impairment losses on long-lived assets, but as a result of the adoption of FAS 144, BKA has been included as a discontinued operation as of and for the period ended September 30, 2002 and the amounts for the prior period ended September 30, 2001 have been reclassified to conform to this presentation.

      For further information regarding the Company's critical accounting policies, please refer to Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED RESULTS

      Net sales for the three months ended September 30, 2002 decreased by $4,671,000, or 12.5%, to $32,804,000 from $37,475,000 for the three months ended
September 30, 2001. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $1,517,000 in the current period. Excluding the effects of currency rate fluctuations and the previously noted divestitures of the RHG and the POD business, net sales would have decreased by $1,397,000, which is primarily the result of decreased sales of spray dampening equipment, fluid management products and dryers, offset by increased sales of consumables.

      Gross profit for the three months ended September 30, 2002 was $9,188,000 (28.0% of net sales) as compared to $10,822,000 (28.9% of net sales) for the three months ended September 30, 2001, a decrease of $1,634,000 or 15.1%. Currency rate fluctuations increased gross profit by $547,000 in the current period; otherwise, gross profit would have decreased by $2,181,000. Gross profit as a percentage of net sales decreased primarily due to the decreased margins associated with sales of spray dampening equipment and cleaning products and additional warranty costs associated with two customer installations in the current period.

      Selling, general and administrative expenses amounted to $7,487,000 (22.8% of net sales) for the three months ended September 30, 2002 as compared to $9,020,000 (24.1% of net sales) for the same period in the prior fiscal year, a decrease of $1,533,000 or 17.0%. Currency rate fluctuations increased these expenses by $218,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,751,000. Selling expenses decreased by $874,000 which primarily relates to the exclusion of expenses associated with the divested RHG business, to decreased travel costs, and to decreased compensation and commission expenses associated with reduced sales, partially offset by increased marketing and trade show costs. General and administrative expenses decreased by $877,000 primarily due to the exclusion of these costs associated with the previously noted divested RHG, and to decreased costs as a result of the Company's restructuring efforts. Excluding the effects of currency rate fluctuations and the previously noted divestitures of the RHG and the POD business, selling, general and administrative expenses would have decreased by $729,000 in the current period.

      Engineering and development expenses increased by $235,000 over the same period in the prior fiscal year. Currency rate fluctuations decreased these expenses by $239,000 in the current period. Otherwise, these expenses would have decreased by $4,000. This decrease relates primarily to the exclusion of these expenses associated with the divested RHG business, offset by increased research and development labor and project costs. As a percentage of net sales, engineering and development expenses increased by 2.2% to 12.5% for the three months ended September 30, 2002 compared to 10.3% for the same period in the prior fiscal year. Excluding the effects of currency rate fluctuations and the previously noted divestitures of the RHG and the POD business, engineering and development expenses would have increased by $573,000 in the current period.

      The Company recorded a restructuring charge of $3,287,000 for the three months ended September 30, 2002. This restructuring charge represents $46,000 in additional exit costs, which were related to the restructuring plan announced in March 2000 (the "March 2000

Plan") and $3,241,000 related to the restructuring plan initiated in August 2002 (the "August 2002 Plan"). The charge for the August 2002 Plan was recorded to account for the estimated costs of employee severance and benefit costs of approximately $2,757,000 and approximately $437,000 in lease termination costs and approximately $47,000 in incremental costs associated with product discontinuance. The August 2002 Plan includes the closing of one domestic facility, with the related production being shifted to another domestic facility. The workforce reduction consists of approximately 90 employees in various employee groups worldwide, including production, sales, engineering and administration. The August 2002 Plan is expected to reduce operating costs by approximately $4,800,000 annually after full implementation, which is expected to occur by the end of March 2003.

      Interest expense for the three months ended September 30, 2002 was $718,000 as compared to $410,000 for the three months ended September 30, 2001. Currency rate fluctuations increased interest expense by $23,000 in the current period. Otherwise, interest expense would have increased by $285,000. This increase was primarily due to both higher interest rates and deferred debt financing cost amortization during the period. Interest income amounted to $76,000 and $39,000 for the three months ended September 30, 2002 and 2001, respectively. This increase in interest income is primarily due to increased funds available for investment, primarily in Asia-Pacific in the current period. Currency rate fluctuations increased interest income by $5,000 in the current period.

      Royalty income for the three months ended September 30, 2002 was $629,000 as compared to $1,239,000 for the three months ended September 30, 2001. The decrease in royalty income is primarily due to a decrease in the number of units sold in the current period by two of the Company's licensees.

      Other income (expense), net amounted to expense of $356,000 for the three months ended September 30, 2002 compared to income of $56,000 for the three months ended September 30, 2001. Other income (expense), net includes net foreign currency transaction gains of $2,000 and losses of $50,000 for the three months ended September 30, 2002 and 2001, respectively, of which losses of $93,000 and $37,000, respectively, resulted from the ineffective portions of derivative financial instruments which qualify as cash flow hedges. Currency rate fluctuations increased other expenses by $1,000 in the current fiscal year period. Other expense, net for the three months ended September 30, 2002 includes an additional loss on the sale of the RHG of approximately $211,000 as a result of finalizing certain adjustments with the buyer and a $65,000 loss related to an adjustment in a portion of the fair value of the Swap which no longer qualified as a hedge.

      The Company recorded income tax expense of $259,000 for the three months ended September 30, 2002 as compared to an income tax benefit of $333,000 for the three months ended September 30, 2001. The effective tax rate used for the three months ended September 30, 2002 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations increased the provision for income taxes by $14,000 in the current period.

      Loss from discontinued operations for the three months ended September 30, 2002 was $188,000 as compared to $309,000 for the three months ended September 30, 2001. The decrease in the loss is primarily the result of reduced operating expenses in the current period, as the prior period included approximately $84,000 in restructuring costs associated with the discontinued operation.

      The Company's net loss amounted to $6,493,000 for the three months ended September 30, 2002, compared to $1,116,000 for the three months ended September 30, 2001. Currency rate fluctuations decreased the net loss by $61,000 in the current period. Net loss per share amounted to $0.43 basic and diluted for the three months ended September 30, 2002, as compared to $0.08 basic and diluted for the three months ended September 30, 2001.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the three months ended September 30, 2002 increased by $120,000, or 0.1%, to $32,804,000 from $32,684,000 for the three months ended
September 30, 2001. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $1,517,000; otherwise, net sales would have decreased by $1,397,000 in the current period. This decrease is primarily the result of decreased sales of spray dampening equipment and fluid management products, offset by increased sales of consumables.

      Operating loss amounted to $2,004,000 (6.1% of net sales) for the three months ended September 30, 2002, as compared to operating income of $1,378,000 (4.2% of net sales) for the same period in the prior fiscal year, a decrease of $3,382,000. Currency rate fluctuations increased the current fiscal year's operating income by $91,000. Otherwise, operating income would have decreased by $3,473,000 in the current period. This decrease is primarily the result of the overall decrease in sales discussed above, and to the restructuring charges and increased consulting costs and increased engineering and development project costs in the current fiscal year period. Operating income for the three months ended September 30, 2002 and 2001, includes restructuring charges of $2,612,000 and $10,000, respectively, associated with both the March 2000 Plan and the August 2002 Plan.

              LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2002
                          LIQUIDITY AND WORKING CAPITAL

      On October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. At September 30, 2002, the Company had outstanding borrowings of $16,550,000 under the Revolver and Term Loan, plus outstanding letters of credit of $2,963,000. The Revolver has associated commitment fees, which are calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver.

      The Company has experienced operating losses, negative cash flows and debt covenant violations over the past two fiscal years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make a required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to extend the Amended Credit Facility, waive the covenant violations and Term Loan default and extend the forbearance period through July 1, 2003 (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consists of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan due July 1, 2003 (the

"Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of BKA to reduce the outstanding borrowings under the Extended Revolver before October 30, 2002, of which, $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings. Additionally, beginning in December 2002, and extending through June 2003, the Company is required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company is also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the company generates non-operating alternative sources of financing. The entire outstanding balance of $16,550,000 due under the Extended Revolver and Extended Term Loan has been classified as current as of September 30, 2002 (of which $3,736,000 was paid through October 31, 2002).

      Interest on the Extended Revolver and Extended Term Loan is charged at prime plus 2.00% per annum. The Extended Credit Facility is collateralized by a pledge of the capital stock and certain domestic assets of the Company's subsidiaries. The Extended Credit Facility includes certain restrictions, which limit the incurrence of debt and prohibit dividend payments among other things, and require the Company to satisfy certain financial covenants. These financial covenants, as defined in the Extended Credit Facility, require the Company to achieve minimum operating income of $945,000 for the quarter ending December 31, 2002, $844,000 for the quarter ending March 31, 2003 and $732,000 for the quarter ending June 30, 2003. The ability to achieve these covenants depends in part on management's successful execution of the restructuring plans discussed in Note 9 and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. Accordingly, if the covenants are not met, amounts outstanding under the Extended Credit Facility would become payable on demand. Management believes that alternative sources of financing are available to finance the existing facilities beyond July 1, 2003, which the Company is currently pursuing. However, if the loans become payable on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $23,878,000, including amounts available under the Extended Revolver and Extended Term Loan. As of September 30, 2002, the Company had $21,359,000 outstanding under these lines of credit including $16,550,000 under the Revolver and Term Loan. Total debt levels as reported on the balance sheet at September 30, 2002 are $86,000 lower than they would have been if June 30, 2002 exchange rates had been used.

      On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this interest rate swap added $124,000 and $48,000 to interest expense for the three months ended September 30, 2002 and 2001, respectively.

      The Company's working capital decreased by $17,576,000 or 78.7% from $22,319,000 at June 30, 2002, to $4,743,000 at September 30, 2002. Foreign
currency rate fluctuations accounted for a decrease of $177,000. Working capital decreased primarily due to a portion of long-term debt being reclassified to short-term and to the additional reserve recorded as a result of the Company's restructuring plan initiated in August 2002. On October 10, 2002, subsequent to the balance sheet date, the Company sold the assets of its BKA operations. The net proceeds of $3,736,000 were utilized to reduce outstanding bank debt.

      The Company utilized $259,000 and generated $1,167,000 from investing activities for the three months ended September 30, 2002 and 2001, respectively. The decrease in cash provided by investing activities is primarily the result of the proceeds from the sale of the RHG and the POD business in the prior fiscal year period. Net capital expenditures made to meet the normal business needs of the Company for the three months ended September 30, 2002 and 2001 were $259,000 and $641,000, respectively.

      Net cash used by financing activities was $625,000 for the three months ended September 30, 2002 as compared to net cash provided by financing activities of $2,696,000 for the three months ended September 30, 2001. The difference was primarily caused by net debt borrowings in the prior period.

      On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding. The Company has received timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At September 30, 2002, the Company's consolidated balance sheet included approximately $1,410,000 of trade receivables from Goss, of which approximately $689,000 relates to Goss' European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $721,000 is fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $634,000 during the quarter ended September 30, 2001.

      During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. This plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $46,000 and $10,000 for the three months ended September 30, 2002 and 2001, respectively, related to the March 2000 Plan. These charges relate primarily to additional exit costs, which were expensed as incurred. The restructuring plan is expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. As of September 30, 2002, $982,000 of these restructuring costs are included in "Other accounts payable and accrued liabilities" and $963,000 is included in "Other long-term liabilities."

      In August 2002, the Company announced additional restructuring activities (the "August 2002 Plan") primarily in response to weak market conditions, which will reduce total employment by approximately 90 in various employee groups worldwide, including production, sales, engineering and administration. As a result, the Company recorded an additional restructuring charge of $3,241,000 during the three months ended September 30, 2002. As of September 30, 2002, $2,460,000 is included in "Other accounts payable and accrued liabilities" and $178,000 is included in "Other long-term liabilities" related to the August 2002 Plan. Remaining severance costs of approximately $2,154,000 will be paid through June 2003 and remaining facility lease termination costs of approximately $437,000 will be paid through December 2004.

      Management believes that the nature and scope of the above restructuring activities will be sufficient to restore the Company's profitability and cash flows from operations.

      The Company is currently negotiating alternative financing sources. Although these negotiations are ongoing, there can be no assurance that the Company will be successful in negotiating a replacement of the Extended Credit Facility beyond July 1, 2003. The Company believes however, that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements for the near and long-term future.

      At September 30, 2002 and June 30, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

      The following summarizes the Company's contractual obligations at September 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                               Fiscal Years ending June 30,
                                              Total at
                                              September
                                              30, 2002      2003*        2004       2005       2006       2007      2008
                                              --------      -----        ----       ----       ----       ----      ----
                                                                                                                    and
                                                                                                                    thereafter
                                                                                                                    ----------
Contractual Obligations:
Loans payable                                  $ 4,808     $ 4,808     $     0     $    0     $    0     $    0     $    0
Capital lease obligations                           99          23          27         26         20          3          0
Long-term debt                                  17,153       4,279      12,457         98         98         98        123
Non-cancelable operating lease obligations      13,594       3,117       3,307      2,935      2,324      1,026        885
                                               -------     -------     -------     ------     ------     ------     ------
Total contractual cash obligations             $35,654     $12,227     $15,791     $3,059     $2,442     $1,127     $1,008
                                               =======     =======     =======     ======     ======     ======     ======

*Includes only the remaining nine months of the fiscal year ending June 30, 2003.

IMPACT OF INFLATION

      The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. There have been no material changes during the three months ended September 30, 2002.

ITEM 4: CONTROLS AND PROCEDURES:

      The Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report on Form 10-Q, that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.56 Severance Agreement dated September 11, 2002 and effective August 2, 2002 between Baldwin Technology Company, Inc. and Peter E. Anselmo (filed herewith).

                  10.57 Consulting Agreement dated and effective August 2, 2002 between Baldwin Technology Company, Inc. and Peter E. Anselmo (filed herewith).

                  10.58 First Amendment and Waiver to Amended and Restated Credit Agreement among Baldwin Americas Corporation, Baldwin Europe Consolidated, Inc. and Baldwin Asia Pacific Corporation, as Borrowers, Baldwin Technology Company, Inc., Baldwin Technology Corporation, Baldwin Europe Consolidated BV, Baldwin Graphic Systems, Inc., Baldwin Germany GmbH, Baldwin Japan, Ltd. and Baldwin Kansa Corporation (collectively the "Guarantors"), the other credit parties signatory thereto, Fleet National Bank, as Agent, and Wachovia Bank National Association f/k/a First Union National Bank, as lender, dated as of October 30, 2002 (filed herewith).

                  99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1354 (filed herewith).

                  99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1354 (filed herewith).

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated August 12, 2002, relating to items 5 and 7.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BALDWIN TECHNOLOGY COMPANY, INC.

                                     BY   /s/  Vijay C. Tharani
                                          ---------------------
                                          Vice President, Chief Financial
                                          Officer and Treasurer

Dated: November 19, 2002

                                 CERTIFICATIONS

I, Gerald A. Nathe, certify that:

      1. I have reviewed this Quarterly report on Form 10-Q of Baldwin Technology Company, Inc. ("the registrant");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 /s/Gerald A. Nathe
                                 ---------------------
                                 Gerald A. Nathe
                                 Chairman, President and Chief Executive Officer

Date: November 19, 2002

                                 CERTIFICATIONS

I, Vijay C. Tharani, certify that:

      1. I have reviewed this Quarterly report on Form 10-Q of Baldwin Technology Company, Inc. ("the registrant");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      /s/Vijay C. Tharani
                                      -----------------------------
                                      Vijay C. Tharani
                                      Vice President and Chief Financial Officer

Date: November 19, 2002