Form 10-Q
period 2002-12-31
BALDWIN TECHNOLOGY CO INC
filed 2003-02-13
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[ Mark one ]

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For quarter ended December 31, 2002

                                       OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

          YES |X|                            NO | |

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding at January 31, 2003
                   -----                       -------------------------------
          Class A Common Stock
             $0.01 par value                             12,828,647

          Class B Common Stock
             $0.01 par value                              2,185,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                                  Page
                                                                                                  ----
Part I   Financial Information

         Item 1        Financial Statements

                       Consolidated Balance Sheets at December 31, 2002 (unaudited) and
                       June 30, 2002                                                              1-2

                       Consolidated Statements of Income for the three and six months
                       ended December 31, 2002 (unaudited) and 2001 (unaudited)                    3

                       Consolidated Statements of Changes in Shareholders'
                       Equity for the six months ended December 31, 2002 (unaudited) and
                       2001 (unaudited)                                                            4

                       Consolidated Statements of Cash Flows for the six months ended
                       December 31, 2002 (unaudited) and 2001 (unaudited)                         5-6

                       Notes to Consolidated Financial Statements (unaudited)                     7-17

         Item 2        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                     18-27

         Item 3        Quantitative and Qualitative Disclosures About
                       Market Risk                                                                 28

         Item 4        Controls and Procedures                                                     28

Part II  Other Information

         Item 4        Submission of Matters to a Vote of Security Holders                         29

         Item 6        Exhibits and Reports on Form 8-K                                            29

Signatures                                                                                         30

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               December 31,       June 30,
                                                                       2002           2002
                                                               ------------      ---------
                                                                (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                        $   5,586      $   5,106
  Accounts receivable trade, net of allowance for doubtful
    accounts of $1,853 ($1,994 at June 30, 2002)                     23,608         27,262
  Notes receivable, trade                                            13,665         13,390
  Inventories, net                                                   23,295         24,928
  Deferred taxes                                                        889            893
  Prepaid expenses and other                                          4,948          6,581
                                                                  ---------      ---------
                  Total Current Assets                               71,991         78,160
                                                                  ---------      ---------

MARKETABLE SECURITIES:
 Cost $494 ($475 at June 30, 2002)                                      353            430
                                                                  ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                                     833          2,669
 Machinery and equipment                                              2,851          5,526
 Furniture and fixtures                                               3,652          3,716
 Leasehold improvements                                                 465            458
 Capital leases                                                          84            428
                                                                  ---------      ---------
                                                                      7,885         12,797
 Less:  Accumulated depreciation and amortization                    (2,899)        (6,453)
                                                                  ---------      ---------
Net Property, Plant and Equipment                                     4,986          6,344
                                                                  ---------      ---------

PATENTS AND TRADEMARKS at cost, less accumulated
 amortization of $3,550 ($3,432 at June 30, 2002)                     2,021          2,061

GOODWILL, net                                                         9,917          9,618

DEFERRED TAXES                                                        6,760          6,277

OTHER ASSETS                                                          4,854          6,025
                                                                  ---------      ---------

TOTAL ASSETS                                                      $ 100,882      $ 108,915
                                                                  =========      =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         December 31,          June 30,
                                                                                 2002              2002
                                                                         ------------         ---------
                                                                          (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                            $   5,815         $   5,372
   Current portion of long-term debt                                           12,780             5,416
   Accounts payable, trade                                                     12,155            12,816
   Notes payable, trade                                                         9,910             7,837
   Accrued salaries, commissions, bonus and
    profit-sharing                                                              3,246             3,432
   Customer deposits                                                            4,219             4,765
   Accrued and withheld taxes                                                   1,540             1,719
   Income taxes payable                                                         1,527             1,297
   Other accounts payable and accrued liabilities                              12,802            13,187
                                                                            ---------         ---------
                  Total current liabilities                                    63,994            55,841
                                                                            ---------         ---------

LONG TERM LIABILITIES:
   Long-term debt                                                                 520            11,873
   Other long-term liabilities                                                  6,586             7,447
                                                                            ---------         ---------
                  Total long-term liabilities                                   7,106            19,320
                                                                            ---------         ---------
                  Total liabilities                                            71,100            75,161
                                                                            ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
     16,458,849 shares issued                                                     165               165
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
     2,185,883 shares issued                                                       21                21
   Capital contributed in excess of par value                                  56,986            56,986
   Retained Deficit                                                           (14,030)           (8,527)
   Accumulated other comprehensive loss                                          (711)           (2,017)
   Less: Treasury stock, at cost:
     Class A - 3,630,202 shares                                               (12,199)          (12,199)
   Note receivable from a former executive for common stock issuance             (450)             (675)
                                                                            ---------         ---------
                  Total shareholders' equity                                   29,782            33,754
                                                                            ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 100,882         $ 108,915
                                                                            =========         =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            For the three months              For the six months
                                                             ended December 31,               ended December 31,
                                                             ------------------               ------------------
                                                             2002             2001             2002             2001
                                                             ----             ----             ----             ----
Net Sales                                                $ 35,288         $ 34,217         $ 68,092         $ 71,692
Cost of goods sold                                         23,806           23,149           47,422           49,802
                                                         --------         --------         --------         --------
Gross Profit                                               11,482           11,068           20,670           21,890
                                                         --------         --------         --------         --------

Operating Expenses:
 General and administrative                                 3,105            3,639            7,657            8,980
 Selling                                                    2,953            3,171            5,888            6,850
 Engineering and development                                4,417            3,627            8,508            7,483
 Provision for loss on the disposition of
  pre-press operations                                          0              (86)               0              (86)
 Restructuring charges                                         50              496            3,337              506
                                                         --------         --------         --------         --------
                                                           10,525           10,847           25,390           23,733
                                                         --------         --------         --------         --------
Operating income (loss)                                       957              221           (4,720)          (1,843)
                                                         --------         --------         --------         --------

Other (income) expense:
 Interest expense                                             600              450            1,318              860
 Interest income                                              (65)            (108)            (141)            (147)
 Royalty income, net                                         (529)            (777)          (1,158)          (2,016)
 Other (income) expense, net                                   76              442              432              386
                                                         --------         --------         --------         --------
                                                               82                7              451             (917)
                                                         --------         --------         --------         --------
  Income (loss) from continuing operations before
   income taxes                                               875              214           (5,171)            (926)

Provision (benefit) for income taxes                          363              137              622             (196)
                                                         --------         --------         --------         --------
Income (loss) from continuing operations                      512               77           (5,793)            (730)
Discontinued operations (Note 10):
   (Loss) income from operations of discontinued
   component (less applicable income taxes of $0)             (65)              82             (253)            (227)
   Gain on sale of discontinued component
   (less applicable income taxes of $0)                       543                0              543                0
                                                         --------         --------         --------         --------
Net income (loss)                                        $    990         $    159         $ (5,503)        $   (957)
                                                         ========         ========         ========         ========
Net income (loss) per share - basic and diluted
   Continuing operations                                 $   0.03         $   0.00         $  (0.39)        $  (0.05)
   Discontinued operations - income (loss) from
      operations                                             0.00             0.01            (0.02)           (0.01)
   Discontinued operations - gain on sale                    0.04             0.00             0.04             0.00
                                                         --------         --------         --------         --------
                                                         $   0.07         $   0.01         $  (0.37)        $  (0.06)
                                                         ========         ========         ========         ========
Weighted average shares outstanding:
   Basic and diluted                                       15,015           14,953           15,015           14,816
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)



                                 Class A              Class B          Capital
                               Common Stock         Common Stock     Contributed
                               ------------         ------------      In Excess    Retained
                            Shares       Amount   Shares    Amount     of Par       Deficit
                            ------       ------   ------    ------     ------       -------
Balance at
 June 30, 2002             16,458,849     $165   2,185,883    $21      $56,986     $ (8,527)

Net loss for the six
  months ended
  December 31, 2002                                                                  (5,503)

Translation adjustment

Unrealized loss on
  available-for-sale
  securities, net of
  tax

Unrealized gain on
  forward contracts,
  net of tax


Comprehensive loss


Note receivable
  from a former
  executive
                           ----------     ----   ---------    ---      -------    ---------
Balance at
December 31, 2002          16,458,849     $165   2,185,883    $21      $56,986    $ (14,030)
                           ==========     ====   =========    ===      =======    =========


                                                                              Note
                                                                           Receivable
                             Accumulated                                  from a Former
                                Other            Treasury Stock           Executive for
                            Comprehensive        --------------           Common Stock    Comprehensive
                                Loss           Shares         Amount        Issuance           Loss
                                ----           ------         ------       --------            ----
Balance at
 June 30, 2002                $  (2,017)    (3,630,202)      $(12,199)    $     (675)

Net loss for the six
  months ended
  December 31, 2002                                                                        $  (5,503)

Translation adjustment            1,344                                                        1,344

Unrealized loss on
  available-for-sale
  securities, net of
  tax                               (56)                                                         (56)

Unrealized gain on
  forward contracts,
  net of tax                         18                                                           18
                                                                                           ---------

Comprehensive loss                                                                         $  (4,197)
                                                                                           =========

Note receivable
  from a former
  executive                                                                      225
                              ---------     ----------       --------     ----------
Balance at
December 31, 2002             $    (711)    (3,630,202)      $(12,199)    $     (450)
                              =========     ==========       ========     ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          For the six months
                                                                          ended December 31,
                                                                          ------------------
                                                                          2002            2001
                                                                          ----            ----
Cash flows from operating activities:
 Net loss                                                              $(5,503)        $  (957)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                         966           1,124
     Accrued retirement pay                                                307             224
     Provision for losses on accounts receivable                           154             728
     (Gain) loss from disposition of businesses                           (543)              8
     Restructuring charges                                               3,337             506
     Deferred income taxes                                                (456)            (67)
     Write-off of deferred debt financing costs                                            255
     Changes in assets and liabilities, net of businesses sold:
       Accounts and notes receivable                                     3,593           3,277
       Inventories                                                         542          (4,874)
       Prepaid expenses and other                                        1,683          (1,692)
       Other assets                                                        929             602
       Customer deposits                                                  (491)          1,418
       Accrued compensation                                               (494)         (1,653)
       Payments against restructuring charges                           (1,677)         (1,582)
       Accounts and notes payable, trade                                 1,252           1,700
       Income taxes payable                                                234          (2,106)
       Accrued and withheld taxes                                         (194)             41
       Other accounts payable and accrued liabilities                   (2,159)            585
       Interest payable                                                     16            (135)
                                                                       -------         -------
           Net cash provided (used) by operating activities              1,496          (2,598)
                                                                       -------         -------

Cash flows from investing activities:
   Proceeds from disposition of businesses, net                          3,736           6,828
   Additions of property                                                  (413)           (599)
   Additions of patents and trademarks                                    (153)           (310)
                                                                       -------         -------
           Net cash provided by investing activities                     3,170           5,919
                                                                       -------         -------

Cash flows from financing activities:
   Long-term and short-term debt borrowings                                147           7,786
   Long-term and short-term debt repayments                             (4,021)         (9,477)
   Principal payments under capital lease obligations                       (3)            (17)
   Payment of debt financing costs                                        (471)           (100)
   Other long-term liabilities                                              14            (141)
   Purchases of treasury stock                                               0             (39)
                                                                       -------         -------
           Net cash used by financing activities                        (4,334)         (1,988)
                                                                       -------         -------

Effects of exchange rate changes                                           148             (71)
                                                                       -------         -------

Net increase in cash and cash equivalents                                  480           1,262
Cash and cash equivalents at beginning of period                         5,106           6,590
                                                                       -------         -------

Cash and cash equivalents at end of period                             $ 5,586         $ 7,852
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                             For the six months
                                                             ended December 31,
                                                             ------------------
                                                             2002            2001
                                                             ----            ----
           Cash paid during the period for:
              Interest                                    $ 1,334         $ 1,061
              Income taxes                                $ 1,133         $ 2,075

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

      The Company has experienced operating losses, negative cash flows and debt covenant violations over the past two fiscal years. As more fully discussed in these notes to the consolidated financial statements, the Company has embarked on restructuring plans (see Note 9) and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain non-core operating units (see Note
10), the consolidation of manufacturing facilities and headcount reductions reflecting weak market conditions. As a result of these actions, combined with the renegotiation of certain of the Company's debt obligations (see Note 3), management believes that the Company's cash flows from operations, along with available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements for the near and long-term future. Management further believes that alternative sources of financing are available to finance the existing facilities beyond July 1, 2003, which the Company is currently pursuing. If the loans become payable on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets in an effort to meet liquidity needs. There can be no assurances however, that such actions will be sufficient to meet liquidity needs in the event the loans become payable on demand.

      The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The amendment relating to the additional disclosure requirements in the interim financial statements are effective for interim periods beginning after December 14, 2002. SFAS 148 is not expected to have a material impact on the operations or cash flows of the Company. However, additional disclosures will be incorporated into the Company's interim consolidated financial statements beginning with the quarter ending March 31, 2003.

      In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34)" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions are not expected to have a material impact on the operations or cash flows of the Company. See Note 15 regarding disclosures about the Company's warranty costs.

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

      During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consists of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 10) to reduce outstanding borrowings under the Extended Revolver before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings. At December 31, 2002, the Company had outstanding borrowings of

$12,689,000 under the Extended Revolver and Extended Term Loan, plus outstanding letters of credit of $3,150,000. Additionally, beginning in December 2002 and extending through June 2003, the Company is required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and further is required to permanently reduce the Extended Revolver by $5,000,000 on March 30, 2003, but only if the Company generates non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing since entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002. The entire outstanding balance of $12,689,000 due under the Extended Revolver and Extended Term Loan has been classified as current as of December 31, 2002 (of which $250,000 was paid through February 13, 2003).

      Interest on the Extended Revolver and the Extended Term Loan is charged at prime plus 2.00% per annum. The Extended Credit Facility is collateralized by a pledge of the capital stock and certain domestic assets of the Company's subsidiaries. The Extended Credit Facility includes certain restrictions, which limit the incurrence of debt and prohibit dividend payments among other things, and require the Company to satisfy certain financial covenants. These financial covenants, as defined in the Extended Credit Facility, require the Company to achieve minimum operating income of $945,000 for the quarter ended December 31, 2002, $844,000 for the quarter ending March 31, 2003 and $732,000 for the quarter ending June 30, 2003. While the Company did meet the above minimum operating covenant of $945,000 for the quarter ended December 31, 2002, the ability to satisfy future covenants depends in part on management's successful execution of the restructuring plans discussed in Note 9 and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. If the covenants are not met, amounts outstanding under the Extended Credit Facility would become payable on demand. Management believes that alternative sources of financing are available to finance the existing facilities on a long-term basis, which the Company is currently pursuing. However, if the loans become payable on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets to meet liquidity needs.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $21,303,000, including amounts available under the Extended Revolver and the Extended Term Loan. As of December 31, 2002, the Company had $18,504,000 outstanding under these credit facilities including $12,689,000 under the Extended Revolver and the Extended Term Loan. Total debt levels as reported on the balance sheet at December 31, 2002 are $328,000 higher than they would have been if June 30, 2002 exchange rates had been used.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

      Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income (loss) per share include zero additional shares for each of the three and six months ended December 31, 2002 and 2001, which represent potentially dilutive securities. Outstanding options to purchase 1,589,000 and 1,606,000 shares of the Company's common stock for the three and six months ended December 31, 2002 and 2001, respectively, are not included in the above calculation to compute diluted net income (loss) per share as they have an anti-dilutive effect.

NOTE 5 -OTHER COMPREHENSIVE INCOME (LOSS):

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

                                                      December 31, 2002      June 30, 2002
                                                      -----------------      -------------
                                                                    (Unaudited)
      Cumulative translation adjustments                 $   (615,000)        $ (1,959,000)
      Unrealized loss on investments,
         net of deferred taxes of $59,000
         ($19,000 at June 30, 2002)                           (82,000)             (26,000)
      Unrealized loss on derivatives,
         net of deferred taxes of $7,000
         ($10,000 at June 30, 2002)                           (14,000)             (32,000)
                                                         ------------         ------------
                                                         $   (711,000)        $ (2,017,000)
                                                         ============         ============

NOTE 6 - INVENTORIES:

      Inventories consist of the following:

                                                      December 31, 2002      June 30, 2002
                                                      -----------------      -------------
                                                                  (Unaudited)
      Raw materials                                      $ 11,058,000         $ 12,690,000
      In process                                            7,304,000            6,081,000
      Finished goods                                        4,933,000            6,157,000
                                                         ------------         ------------
                                                         $ 23,295,000         $ 24,928,000
                                                         ============         ============

      Foreign currency translation effects increased inventories by $772,000 from June 30, 2002 to December 31, 2002.

NOTE 7 - DERIVATIVES:

      During the six months ended December 31, 2002, the Company had currency futures contracts and an interest rate swap agreement that qualified as cash flow hedges; accordingly, the gain or loss on these cash flow hedges was recorded in AOCI and will be recognized when the hedged items affect earnings. On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the maturity the same as the then existing credit facility. Included in interest expense was $126,000 and $249,000, respectively, for the three and six months ended December 31, 2002 and $102,000 and $151,000, respectively, for the three and six months ended December 31, 2001 associated with this Swap.

      As a result of entering into the Extended Credit Facility on October 30, 2002, as defined in Note 3, which changed various provisions of the Amended Credit Agreement, also defined in Note 3, including the maturity date, the Swap no longer qualified as an effective cash flow hedge. Future changes in the fair value of the Swap are and will be recorded in earnings through its maturity date of October 30, 2003. The adjustment to the fair value of this portion of the Swap at December 31, 2002 resulted in a gain (loss) for the three and six months ended December 31, 2002 of $91,000 and $(65,000), respectively, which was recorded in "Other income and expense" in the accompanying consolidated statement of income.

      Except for the Swap, hedge ineffectiveness had no material impact on earnings for the three and six months ended December 31, 2002 and 2001.

      Unrealized net gains (losses) included in AOCI are as follows:

                                                  December 31, 2002   December 31, 2001
                                                  -----------------   -----------------
         Balance at beginning of period               $ (32,000)           $(299,000)
         Additional gains (losses), net                  28,000             (453,000)
         Amounts reclassified to earnings, net          (10,000)             522,000
                                                      ---------            ---------

         Balance at end of period                     $ (14,000)           $(230,000)
                                                      =========            =========

      The unrealized net loss of $14,000 at December 31, 2002 is comprised of net losses on currency futures contracts, which expire at various times through March 20, 2003, and are expected to be reclassified to earnings during that period.

NOTE 8 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

      The changes in the carrying amount of goodwill for the six months ended December 31, 2002 are as follows (in thousands):

                                                                Accessories and Controls
                                                                ------------------------
                                                      Gross
                                                     Carrying         Accumulated        Net
                                                      Amount         Amortization    Book Value
                                                      ------         ------------    ----------
         Balance as of July 1, 2002                  $  12,760        $   3,142       $   9,618
         Effects of currency translation                   351               52             299
                                                     ---------        ---------       ---------
         Balance as of December 31, 2002             $  13,111        $   3,194       $   9,917
                                                     =========        =========       =========

Intangible assets subject to amortization are comprised of the following:

                                          As of December 31, 2002                As of June 30, 2002
                                          -----------------------                -------------------
                                         Gross                               Gross
                                        Carrying        Accumulated         Carrying        Accumulated
         Intangible Assets:              Amount         Amortization         Amount        Amortization
         ------------------              ------         ------------         ------        ------------
         Patents and trademarks        $5,571,000        $3,550,000        $5,493,000        $3,432,000
         Other                            925,000           688,000         1,021,000           746,000
                                       ----------        ----------        ----------        ----------
         Total                         $6,496,000        $4,238,000        $6,514,000        $4,178,000
                                       ==========        ==========        ==========        ==========

      Amortization expense associated with these intangible assets was $206,000 and $397,000, respectively, for the three and six months ended December 31, 2002 and $160,000 and $364,000, respectively, for the three and six months ended December 31, 2001. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 9 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

      During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $55,000 and $506,000 for the six months ended December 31, 2002 and 2001, respectively, related to the March 2000 Plan. These charges relate primarily to additional exit costs, which are expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities.

      Activity in the six months ended December 31, 2002 under the March 2000 Plan was as follows:

                                                                 Remaining     Additional        Charges            Remaining
                                                                 Reserve      Restructuring      Against             Reserve
                                                               June 30, 2002     Charges         Reserve        December 31, 2002
                                                               -------------     -------         -------        -----------------
                                                                                             (in thousands)
Severance.................................................      $     557        $   15          $  (175)          $  397
Facility lease termination costs..........................          1,678            33             (409)           1,302
Other costs...............................................              0             7               (7)               0
                                                                ---------        ------           -------          ------
Total program.............................................      $   2,235        $   55          $  (591)          $1,699
                                                                =========        ======          ========          ======

      Severance costs will be paid through the balance of the current fiscal year ending June 30, 2003. Facility lease termination costs will be paid through April 2006. As of December 31, 2002, $843,000 is included in "Other accounts payable and accrued liabilities" and $856,000 is included in "Other long-term liabilities."

      In August 2002, the Company announced additional restructuring activities (the "August 2002 Plan") primarily in response to weak market conditions. The August 2002 Plan includes a reduction in employment by approximately 90 people worldwide as well as plant consolidations. As a result, the Company recorded an initial restructuring charge of $3,241,000 during the six months ended December 31, 2002. The initial charge for the August 2002 Plan was recorded to account for the estimated employee severance and benefit costs of approximately $2,757,000, lease termination costs of approximately $437,000 and approximately $47,000 in incremental costs associated with product discontinuance. The additional charges of $41,000 recorded during the six months ended December 31, 2002 related primarily to product transfer costs, which are being expensed as incurred.

      Activity in the six months ended December 31, 2002 under the August 2002 Plan was as follows:

                                                                               Additional        Charges         Remaining
                                                                 Initial      Restructuring      Against          Reserve
                                                                  Reserve        Charges         Reserve      December 31, 2002
                                                                  -------        -------         -------      -----------------
                                                                                             (in thousands)
Severance.................................................      $   2,757        $    0          $(1,012)          $1,745
Facility lease termination costs..........................            437             0              (34)             403
Other costs...............................................             47            41              (41)              47
                                                                ---------        ------          --------          ------
Total program.............................................      $   3,241        $   41          $(1,087)          $2,195
                                                                =========        ======          ========          ======

      Severance and other costs will be paid through September 2003, and facility lease termination costs will be paid through December 2004. As of December 31, 2002, $2,017,000 is included in "Other accounts payable and accrued liabilities" and $178,000 is included in "Other long-term liabilities."

NOTE 10 - SALE OF BUSINESSES:

      During the first quarter of fiscal 2003, the Company committed to a plan to dispose of substantially all of the assets of BKA; the transaction closed on October 10, 2002. Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") BKA qualified as a component and therefore the results of BKA's operations are required to be reported as discontinued operations in the accompanying consolidated statements of income. Accordingly, BKA's results for each of the six months ended December 31, 2002 and 2001 have been aggregated and reported as a single amount in each quarter (2001 amounts have been reclassified to conform to the 2002 presentation). BKA's net sales were $141,000 and $978,000, respectively for the three and six months ended December 31, 2002 and $1,958,000 and $3,022,000, respectively, for the three and six months ended December 31, 2001. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000 and resulted in a gain on the sale of discontinued operations of approximately $543,000 (net of $80,000 in transaction costs), which was recognized in the second quarter of the fiscal year ending June 30, 2003. During the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $5,434,000 as a result of a write-off of goodwill associated with this business.

      Net assets sold on October 10, 2002 and net assets held for disposal related to BKA at June 30, 2002 are included in the following categories:

                                                                              October 10, 2002    June 30, 2002
                                                                              ----------------    -------------
Accounts receivable, net of allowance of $5,000.........................         $     394,000    $     635,000
Inventory...............................................................             1,863,000        2,107,000
Prepaid expenses and other current assets...............................                29,000           37,000
Property, plant and equipment, net of accumulated depreciation..........             1,236,000        1,334,000
Accounts payable........................................................              (169,000)        (200,000)
Accrued salaries, commissions, bonus and profit-sharing.................               (61,000)        (135,000)
Customer deposits.......................................................              (145,000)         (24,000)
Accrued and withheld taxes..............................................                     0           (2,000)
Other accounts payable and accrued liabilities..........................               (34,000)         (14,000)
                                                                                 -------------    -------------
Net assets held for disposal............................................         $   3,113,000    $   3,738,000
                                                                                 =============    =============

      On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG") business. The consideration received for the transaction, subject to certain post-closing adjustments, was approximately $6,800,000. The Company received $1,808,000 at closing and $4,992,000 in October 2001. Accordingly, during the fourth quarter of fiscal 2001, the Company recorded an impairment charge of approximately $14,831,000 relating primarily to goodwill and certain assets of the RHG, including $961,000 of cumulative translation adjustments related to the foreign operations of the RHG, which were reclassified and reflected as part of the impairment charge. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recognized an additional $250,000 loss on the sale of the RHG, and in the six months ended December 31, 2002 recognized a further loss of approximately $211,000 upon finalization of adjustments with the purchaser. The losses are recorded in other expense.

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

      The tables below present information about reported segments for the three and six months ended December 31, 2002 and 2001 (in thousands). All prior periods have been restated to conform to the current period's presentation. The results for BKA are reported as discontinued operations for all periods and therefore are excluded from segment operating results. (In thousands)

                                                  Three months ended                  Six months ended
                                                     December 31,                       December 31,
                                                     ------------                       ------------
                                                     (Unaudited)                         (Unaudited)
                                                     -----------                         -----------
                                                      2002           2001               2002               2001
                                                      ----           ----               ----               ----
Net Sales:
   Accessories and Controls                  $      35,288    $      34,217      $      68,092      $      66,901
   Divested operations                                   0                0                  0              4,791
                                             -------------    -------------      -------------      -------------
          Total Net Sales                    $      35,288    $      34,217      $      68,092      $      71,692
                                             =============    =============      =============      =============

      Foreign currency translation effects increased net sales by $3,136,000 ($0 related to the divested operations) for the six months ended December 31, 2002.

                                              Three months ended              Six months ended
                                                 December 31,                   December 31,
                                                 ------------                   ------------
                                                 (Unaudited)                    (Unaudited)
                                                 -----------                    -----------
                                               2002            2001            2002            2001
                                               ----            ----            ----            ----
Operating income (loss):
  Accessories and Controls                  $ 1,658         $ 1,848         $  (346)        $ 3,226
  Corporate                                    (701)         (1,793)         (4,374)         (4,315)
  Divested operations                             0             166               0            (754)
                                            -------         -------         -------         -------
       Total operating income (loss)            957             221          (4,720)         (1,843)
Interest expense, net                          (535)           (342)         (1,177)           (713)
Royalty income, net                             529             777           1,158           2,016
Other income (expense), net                     (76)           (442)           (432)           (386)
                                            -------         -------         -------         -------
       Income (loss) from
         continuing operations
         before income taxes                $   875         $   214         $(5,171)        $  (926)
                                            =======         =======         =======         =======

      Included in operating income (loss) are restructuring charges of $50,000 and $2,662,000, respectively, for the three and six months ended December 31, 2002 and $350,000 and $360,000, respectively, for the three and six months ended December 31, 2001 related to accessories and controls and zero and $675,000, respectively, for the three and six months ended December 31, 2002 and $146,000 and $146,000, respectively, for the three and six months ended December 31, 2001 related to corporate.

                                                 December 31,           June 30,
                                                         2002               2002
                                                         ----               ----
                                                  (Unaudited)
Identifiable assets:
  Accessories and Controls                           $ 95,735           $ 94,079
  Corporate                                             5,113             14,443
  Divested operations                                      34                393
                                                     --------           --------
        Total identifiable assets                    $100,882           $108,915
                                                     ========           ========

NOTE 12 - COMMON STOCK:

      On August 13, 2002, the Compensation and Stock Option Committee of the Board of Directors granted non-qualified options to purchase 154,500 shares of the Company's Class A Common Stock ("Class A") to certain executives and key personnel under the Company's 1996 Stock Option Plan (the "1996 Plan") at an exercise price of $0.82 per share, the fair market value on the date of the grant.

      In August 2002, the Board of Directors approved an amendment to the 1996 Plan to: (a) increase the total number of shares of Class A that may be issued pursuant to Options (as defined in the 1996 Plan) from 875,000 shares to 1,875,000 shares; (b) prohibit the granting of Options to purchase any shares of the Company's Class B Common Stock ("Class B") under the 1996 Plan after the date of the next annual meeting of the Company's stockholders, (c) provide that Non-Employee Directors shall be eligible to receive Options under the 1996 Plan and (d) make certain other technical and clarifying amendments. The stockholders approved the amendment to the 1996 Plan on November 21, 2002.

      Also in August 2002, the Board of Directors authorized the grant under the 1996 Plan, on the day after the next annual meeting of the Company's stockholders and on the day after each succeeding annual meeting of the Company's stockholders, to each Non-Employee Director, of an Option to purchase 5,000 shares of Class A of the Company at an exercise price per share equal to 100% of the fair market value of a share of Class A on the date such Option is granted.

      In August 2002, the Board of Directors also amended, subject to stockholder approval of the amendments to the 1996 Plan set forth above, the 1998 Non-Employee Directors' Stock Option Plan to prohibit the granting of any further options thereunder.

      On November 22, 2002, the Compensation and Stock Option Committee of the Board of Directors granted non-qualified options to purchase 25,000 shares of Class A under the 1996 Plan at an exercise of price of $0.58 per share, the fair market value on the date of the grant.

NOTE 13 - RELATED PARTIES:

      On October 25, 2002, John T. Heald, Jr. resigned as President, Chief Executive Officer and a Director of the Company. Mr. Heald was employed by the Company from March 21, 2001 to November 21, 2002. In accordance with Mr. Heald's employment agreement, the Company sold 375,000 shares of Class B to Mr. Heald in October 2001 at $1.80 per share in exchange for a recourse demand promissory note in the amount of $675,000. The promissory note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were treasury shares and the balance of 185,883 shares were newly issued shares. The promissory note is collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Heald and the Company dated October 17, 2001. If at any time, Mr. Heald sells any of these shares, he is to pay the Company $1.80 times the number of shares sold within five days of receipt of the funds from such sale. In November 2002, the Company amended the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Heald on the loan by $225,000 in exchange for a reduction in deferred compensation payments to be made by the Company to Mr. Heald and further, the Company will not demand payment of the of the promissory note for a period of two years following Mr. Heald's termination. The reduction represented the then present value of Mr. Heald's deferred compensation benefit that accrued to Mr. Heald. The balance of the loan, including interest, was $489,000 and $699,000 at December 31, 2002 and June 30, 2002, respectively.

      In accordance with the terms of the employment agreement between the Company and Gerald A. Nathe, Chairman, President and Chief Executive Officer of the Company, the Company loaned Mr. Nathe $1,817,000 to enable Mr. Nathe to purchase 315,144 shares of Class B from a non-employee shareholder in November 1993 in exchange for a recourse demand promissory note for said amount. The note bore interest, payable on the anniversary dates of the loan, at LIBOR rates plus 1.25%, reset on the first day of each succeeding January, April, July and October. The note was collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Nathe and the Company dated November 30, 1993, as amended and restated on November 25, 1997. Upon termination of Mr. Nathe's employment, the Company has agreed not to demand payment for a period of six months following termination, or twelve months following termination if Mr. Nathe's employment terminates by reason of death. Notwithstanding the foregoing, if at any time Mr. Nathe sells any of these shares, he is to pay the Company $5.77 times the number of shares sold within five days of receipt of the funds from such sale. The Board of Directors of the Company forgave the interest payment due on the loan from Mr. Nathe during the second quarter of the fiscal year ended June 30, 2002 in the amount of $112,000. Such amount was recorded as compensation expense to Mr. Nathe, and included in "General and administrative expenses."

      In February 2002, the Company amended Mr. Nathe's employment agreement and loan and pledge agreement, reflecting a repayment by Mr. Nathe of a portion of the principal on the loan, Mr. Nathe issued a substitute recourse demand promissory note for $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%.

      In August 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Nathe on the loan by $750,000 in exchange for a reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe's deferred compensation benefit that had accrued to Mr. Nathe. The balance of the loan, including interest, was $817,000 and $1,544,000 at December 31, 2002 and June 30, 2002, respectively.

NOTE 14 - CUSTOMERS:

      During the current period, two customers each accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 10.6% and 11.0%, respectively, and Mitsubishi accounted for approximately 10.2% and 10.6%, respectively, of the Company's net sales for the three and six months ended December 31, 2002.

      On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding.

The Company received timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At December 31, 2002, the Company's consolidated balance sheet included approximately $1,039,000 of trade receivables from Goss, of which approximately $318,000 relates to Goss' European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $721,000 is fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $0 and $634,000 during the six months ended December 31, 2002 and 2001, respectively.

NOTE: 15 - WARRANTY COSTS:

      The Company's standard contractual warranty provisions are to repair or replace, at the Company's option, product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separate from the percent of revenue discussed above.

                                                           Warranty Amount
                                                           ---------------
      Warranty reserve at June 30, 2002                       $ 1,516,000
      Additional warranty expense accruals                      2,366,000
      Payments against reserve                                 (1,755,000)
      Settled obligation (a)                                     (691,000)
      Effects of currency rate fluctuations                        71,000
                                                              -----------
      Warranty reserve at December 31, 2002                   $ 1,507,000
                                                              ===========

(a) Amount was reclassified to accounts payable and will be paid over a two-month period beginning February 2003.

NOTE 16 - LEGAL PROCEEDINGS:

      On November 14, 2002, the Dusseldorf Higher Regional Court announced its judgment in favor of Baldwin in the patent infringement dispute against its competitor, technotrans AG ("Technotrans"). The Company is in the process of determining the amount of compensation to which it is entitled. Technotrans has filed documents indicating its objection to the ruling and has requested an extension of time within which to file an appeal. No amounts have been recorded in the consolidated financial statements with regard to this contingent gain.

NOTE 17 - SUBSEQUENT EVENT:

      In February 2002, Epic Products International ("EPIC"), a licensee of one of the Company's subsidiaries, filed a demand for arbitration with the American Arbitration Association in Dallas, Texas claiming breach of the license agreement and demanding, among other things, damages in an unspecified amount alleging that Baldwin failed to make royalty payments to EPIC as and when due. In October 2002, EPIC amended its arbitration claim to add additional damages, alleging, among other things, that Baldwin failed to implement an increase in royalties beginning in 1999 to its licensees, thus increasing the amount of royalties allegedly due and payable to EPIC. In January 2003, EPIC and the Company agreed to settle their dispute for a net payment of $737,000, representing the settlement of all existing claims and an amendment to a license agreement on a prospective basis, which is to be paid by the Company over the next five months. The consolidated financial statements at December 31, 2002 include an accrual for this settlement amount.

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin Technology Company, Inc. ("Baldwin" or the "Company").

      During the first quarter of the fiscal year ending June 30, 2003, the Company committed to a plan to dispose of certain assets of its wholly-owned subsidiary, Baldwin Kansa Corporation ("BKA"); the transaction closed on October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000, which resulted in the recognition of a gain on the sale of discontinued operations of approximately $543,000 in the second quarter of the fiscal year ending June 30, 2003. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded an impairment charge of $5,434,000 related to the goodwill associated with this business as the recorded value of this goodwill exceeded the assessment of its fair value made by the Company. For a further discussion, see Note 10 to the consolidated financial statements. The effects of this transaction on the consolidated financial statements are discussed below where significant.

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

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, (vii) competitive market influences and (viii) the ability to successfully implement the Company's restructuring initiatives. Additional factors are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets, excluding goodwill, to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 also requires long-lived assets that are to be abandoned, be treated as held for use and depreciated over their remaining expected lives and broadens the presentation of discontinued operations in the income statement to a component of an entity rather than a segment of a business. SFAS 144 was effective for the Company beginning July 1, 2002 and has not materially changed the methods used by the Company to measure impairment losses on long-lived assets, but as a result of the adoption of SFAS 144, BKA has been included as a discontinued operation in the consolidated statements of income for the three and six months ended December 31, 2002 and the corresponding amounts for the prior periods ended December 31, 2001 have been reclassified to conform to this presentation.

      For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

SIX MONTHS ENDED DECEMBER 31, 2002 VS. SIX MONTHS ENDED DECEMBER 31, 2001

CONSOLIDATED RESULTS

      Net sales for the six months ended December 31, 2002 decreased by $3,600,000, or 5.0%, to $68,092,000 from $71,692,000 for the six months ended
December 31, 2001. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $3,136,000 in the current period. Excluding the effects of currency rate fluctuations and the previously noted divestitures of the RHG and the POD business, net sales would have decreased by $1,945,000.

      Gross profit for the six months ended December 31, 2002 was $20,670,000 (30.4% of net sales) as compared to $21,890,000 (30.5% of net sales) for the six months ended December 31, 2001, a decrease of $1,220,000 or 5.6%. Currency rate fluctuations attributable to the Company's overseas operations increased gross profit by $1,106,000 in the current period, while the previously noted divestitures of the RHG and the POD businesses decreased gross profit by $1,048,000. Excluding the effects of currency rate fluctuations and the divestitures of the RHG and the POD businesses, gross profit would have decreased by $1,278,000. Gross profit as a percentage of net sales decreased slightly primarily due to additional warranty costs associated with two customers in the current period.

      Selling, general and administrative expenses amounted to $13,545,000 (19.9% of net sales) for the six months ended December 31, 2002 as compared to $15,830,000 (22.1% of net sales) for the same period in the prior fiscal year, a decrease of $2,285,000 or 14.4%. Currency rate fluctuations increased these expenses by $474,000 in the current period while the previously noted divestitures of the RHG and the POD businesses decreased selling, general and administrative expenses by $1,143,000. Excluding the effects of currency rate fluctuations and the divestitures of the RHG and the POD businesses, selling, general and administrative expenses would have decreased by $1,616,000. Selling expenses decreased by $817,000, which primarily relates to decreased travel and advertising costs, and to decreased compensation and commission expenses associated with reduced sales, partially offset by increased subcontracting costs. General and administrative expenses decreased by $799,000 primarily due to decreased compensation costs primarily as a result of the Company's restructuring efforts and to decreased depreciation expense. The prior year period included a

$439,000 bad debt charge related to accounts receivable from a major OEM customer, interest forgiveness of $112,000 related to a loan to an officer of the Company partially offset by a reversal of approximately $300,000 of previous accruals associated with the Company's profit-sharing contribution.

      Engineering and development expenses increased by $1,025,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $557,000 in the current period, while the previously noted divestitures of the RHG and the POD businesses further reduced these expenses by $659,000. Excluding the effects of currency rate fluctuations and the previously noted divestitures of the RHG and the POD business, engineering and development expenses would have increased by $1,127,000 in the current period. This increase relates primarily to increased research and development labor and project costs and to increased travel and subcontracting costs. As a percentage of net sales, engineering and development expenses increased by 2.1% to 12.5% for the six months ended December 31, 2002 compared to 10.4% for the same period in the prior fiscal year.

      The Company recorded a restructuring charge of $3,337,000 for the six months ended December 31, 2002. This restructuring charge is comprised of $3,282,000 related to the restructuring plan initiated in August 2002 (the "August 2002 Plan") and $55,000 in additional exit costs, which are expensed as incurred and related to the restructuring plan announced in March 2000 (the "March 2000 Plan"). The initial charge for the August 2002 Plan of $3,241,000 was recorded to account for the estimated costs of employee severance and benefit costs of approximately $2,757,000, approximately $437,000 in lease termination costs and approximately $47,000 in incremental costs associated with product discontinuance. The additional charges of $41,000 recorded during the six months ended December 31, 2002, relate primarily to product transfer costs, which are being expensed as incurred. The August 2002 Plan includes the closing of one domestic facility, with the related production being shifted to another domestic facility, which was completed in January 2003. The workforce reduction consists of approximately 90 employees in various employee groups worldwide, including production, sales, engineering and administration. The August 2002 Plan is expected to reduce operating costs by approximately $4,700,000 annually after full implementation, which is expected to occur by the end of the current fiscal year ending June 30, 2003.

      Interest expense for the six months ended December 31, 2002 was $1,318,000 as compared to $860,000 for the six months ended December 31, 2001. Currency rate fluctuations increased interest expense by $55,000 in the current period while the previously noted divestitures of the RHG and the POD businesses further reduced interest expense by $40,000. Excluding the effects of currency rate fluctuations and the divestitures of the RHG and the POD businesses, interest expense would have increased by $443,000. This increase was primarily due to both higher interest rates in effect for the six months ended December 31, 2002, primarily as a result of the October 30, 2002 credit facility amendment and deferred debt financing cost amortization during the period. Interest income amounted to $141,000 and $147,000 for the six months ended December 31, 2002 and 2001, respectively. Currency rate fluctuations decreased interest income by $10,000 in the current period.

      Net royalty income for the six months ended December 31, 2002 was $1,158,000 as compared to $2,016,000 for the six months ended December 31, 2001. The decrease in royalty income is primarily due to a decrease in the number of units sold in the current period by two of the Company's licensees.

      Other income (expense), net amounted to an expense of $432,000 for the six months ended December 31, 2002 compared to $386,000 for the six months ended December 31, 2001. Other income (expense), net includes net foreign currency transaction losses of $183,000 and $55,000 for the six months ended December 31, 2002 and 2001, respectively, of which losses of $91,000 and $38,000, respectively, resulted from the ineffective portions of derivative financial instruments, which qualify as cash flow hedges. Net foreign currency transaction losses in the prior year period included losses of $206,000 associated with certain derivative financial instruments which ceased to qualify as hedges pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and as a result of the RHG divestiture. Other income and expense in the prior year period also included a $170,000 charge for an interest rate swap which no longer qualified as a hedge pursuant to SFAS 133 and a $255,000 write-down of deferred financing costs; both were recorded as a result of the renegotiation of the Amended Credit Facility. Other expense, net for the six months ended December 31, 2002 includes an additional loss on the sale of the RHG of approximately $211,000 as a result of finalizing certain adjustments with the buyer. Currency rate fluctuations decreased other expenses by $8,000 in the current fiscal year period.

      The Company recorded income tax expense of $622,000 for the six months ended December 31, 2002 as compared to an income tax benefit of $196,000 for the six months ended December 31, 2001. The effective tax rate for the six months ended December 31, 2002 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations increased the provision for income taxes by $31,000 in the current period.

      Loss from operations of discontinued operations for the six months ended December 31, 2002 was $253,000 as compared to $227,000 for the six months ended December 31, 2001. The increase in the loss is primarily the result of reduced revenues and gross profit margins offset by decreased operating expenses in the current period, as a result of the sale of the entity being completed on October 10, 2002. A gain on the sale of $543,000 was recorded in the current period.

      The Company's net loss amounted to $5,503,000 for the six months ended December 31, 2002, compared to $957,000 for the six months ended December 31, 2001. Currency rate fluctuations decreased the net loss by $7,000 in the current period. Net loss per share amounted to $0.37 basic and diluted for the six months ended December 31, 2002, as compared to $0.06 basic and diluted for the six months ended December 31, 2001.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the six months ended December 31, 2002 increased by $1,191,000, or 1.8%, to $68,092,000 from $66,901,000 for the six months ended
December 31, 2001. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $3,136,000; otherwise, net sales would have decreased by $1,945,000 in the current period.

      Operating loss amounted to $346,000 (0.5% of net sales) for the six months ended December 31, 2002, as compared to operating income of $3,226,000 (4.8% of net sales) for the same period in the prior fiscal year, a decrease of $3,572,000. Currency rate fluctuations increased the current fiscal year's operating income by $57,000. Otherwise, operating income would have decreased by $3,629,000 in the current period. This decrease is primarily the result of the overall decrease in sales discussed above, and to increased restructuring charges, consulting costs, and engineering and development project costs in the current fiscal year period offset by a $251,000 bad debt charge related to a major OEM customer in the prior fiscal year period. Operating income for the six months ended December 31, 2002 and 2001, includes restructuring charges of $2,662,000 and $360,000, respectively, associated with both the March 2000 Plan and the August 2002 Plan.

THREE MONTHS ENDED DECEMBER 31, 2002 VS. THREE MONTHS ENDED DECEMBER 31, 2001

CONSOLIDATED RESULTS

      Net sales for the three months ended December 31, 2002 increased by $1,071,000, or 3.1%, to $35,288,000 from $34,217,000 for the three months ended
December 31, 2001. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $1,619,000 in the current period, otherwise, net sales would have decreased by $548,000.

      Gross profit for the three months ended December 31, 2002 was $11,482,000 (32.5% of net sales) as compared to $11,068,000 (32.3% of net sales) for the three months ended December 31, 2001, an increase of $414,000 or 3.7%. Currency rate fluctuations increased gross profit by $559,000 in the current period, while the previously noted divestitures of the RHG and POD businesses decreased gross profit by $281,000. Excluding the effects of currency rate fluctuation and the previously noted divestitures of the RHG and the POD business, gross profit would have increased by $136,000.

      Selling, general and administrative expenses amounted to $6,058,000 (17.2% of net sales) for the three months ended December 31, 2002 as compared to $6,810,000 (19.9% of net sales) for the same period in the prior fiscal year, a decrease of $752,000 or 11.0%. Currency rate fluctuations increased these expenses by $256,000 in the current period, while the previously noted divestures of the RHG and the POD businesses decreased these expenses by $32,000. Otherwise, selling, general and administrative expenses would have decreased by $976,000. Selling expenses decreased by $378,000, which primarily relates to decreased advertising and travel costs, and to decreased compensation and commission expenses associated with reduced sales. General and administrative expenses decreased by $598,000 primarily due to reduced compensation costs primarily as a result of the Company's restructuring efforts and to decreased depreciation expense in the current year period. These decreases were partially offset by a reversal of approximately $300,000 of previous accruals associated with the Company's profit-sharing contribution, and to a $195,000 partial recovery of a previously recorded bad debt of a major OEM customer in the prior year period.

      Engineering and development expenses increased by $790,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $318,000 in the current period, while the previously noted divestitures of the RHG and POD businesses decreased these expenses by $83,000. Excluding the effects of currency rate fluctuations and the previously noted divestitures of the RHG and the POD business, engineering and development expenses would have increased by $555,000 in the current period. This increase relates primarily to increased research and development labor and project costs and to increased travel and subcontracting costs. As a percentage of net sales, engineering and development expenses increased by 1.9% to 12.5% for the three months ended December 31, 2002 compared to 10.6% for the same period in the prior fiscal year.

      The Company recorded a restructuring charge of $50,000 for the three months ended December 31, 2002. This restructuring charge represents $9,000 in additional exit costs, which were related to the March 2000 Plan and $41,000 in product transfer costs related to the August 2002 Plan as these costs are expensed as incurred.

      Interest expense for the three months ended December 31, 2002 was $600,000 as compared to $450,000 for the three months ended December 31, 2001. Currency rate fluctuations increased interest expense by $32,000 in the current period. Otherwise, interest expense would have increased by $118,000. This increase was primarily due to both higher interest rates in effect for the three months ended December 31, 2002 as a result of the October 30, 2002 credit facility amendment and deferred debt financing cost amortization during the period. Interest income amounted to $65,000 and $108,000 for the three months ended December 31, 2002 and 2001, respectively. This decrease in interest income is primarily due to decreased funds available for investment. Currency rate fluctuations increased interest income by $5,000 in the current period.

      Net royalty income for the three months ended December 31, 2002 was $529,000 as compared to $777,000 for the three months ended December 31, 2001. The decrease in royalty income is primarily due to a decrease in the number of units sold in the current period by one of the Company's licensees.

      Other income (expense), net amounted to expense of $76,000 for the three months ended December 31, 2002 compared to $442,000 for the three months ended December 31, 2001. Other income (expense), net includes net foreign currency transaction losses of $185,000 and $5,000 for the three months ended December 31, 2002 and 2001, respectively. Currency rate fluctuations decreased other expenses by $16,000 in the current fiscal year period. Other income and expense in the prior year period also included a $170,000 charge for an interest rate swap which no longer qualified as a hedge pursuant to SFAS 133 and a $255,000 write-down of deferred financing costs; both were recorded as a result of the renegotiation of the Amended Credit Facility. Other expense, net for the three months ended December 31, 2002 includes a $91,000 gain related to an adjustment in a portion of the fair value of the Swap which no longer qualified as a hedge.

      The Company recorded income tax expense of $363,000 for the three months ended December 31, 2002 as compared to $137,000 for the three months ended December 31, 2001. The effective tax rate for the three months ended December 31, 2002 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations increased the provision for income taxes by $17,000 in the current period.

      Loss from operations of discontinued operations for the three months ended December 31, 2002 was $65,000 as compared to $82,000 for the three months ended December 31, 2001. The increase in the loss is primarily the result of reduced revenues and operating margins, offset by decreased operating expenses in the current period. A gain on sale of $543,000 was recorded during the current period.

      The Company's net income amounted to $990,000 for the three months ended December 31, 2002, compared to $159,000 for the three months ended December 31, 2001. Currency rate fluctuations decreased the net income by $55,000 in the current period. Net income per share amounted to $0.07 basic and diluted for the three months ended December 31, 2002, as compared to net income per share of $0.01 basic and diluted for the three months ended December 31, 2001.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the three months ended December 31, 2002 increased by $1,071,000, or 3.1%, to $35,288,000 from $34,217,000 for the three months ended
December 31, 2001. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $1,619,000; otherwise, net sales would have decreased by $548,000 in the current period.

      Operating income amounted to $1,658,000 (4.7% of net sales) for the three months ended December 31, 2002, as compared to $1,848,000 (5.4% of net sales) for the same period in the prior fiscal year, a decrease of $190,000. Currency rate fluctuations decreased the current fiscal year's operating income by $48,000. Otherwise, operating income would have decreased by $142,000 in the current period. This decrease is primarily the result of the overall decrease in sales discussed above, and to increased restructuring charges and consulting costs, and increased engineering and development project costs in the current fiscal year period. Operating income for the three months ended December 31, 2002 and 2001, includes restructuring charges of $50,000 and zero, respectively, associated with both the March 2000 Plan and the August 2002 Plan.

              LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2002
                          LIQUIDITY AND WORKING CAPITAL

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

      During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to extend the Amended Credit Facility, waive the covenant violations and Term Loan default and extend the forbearance period through July 1, 2003 (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consists of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") to reduce outstanding borrowings under the Extended Revolver before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings. At December 31, 2002, the Company had outstanding borrowings of $12,689,000 under the Extended Revolver and Extended Term Loan, plus outstanding letters of credit of $3,150,000. Additionally, beginning in December 2002, and extending through June 2003, the Company is required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and further is required to permanently reduce the Extended Revolver by $5,000,000 on March 30, 2003, but only if the company generates non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing since entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002. The entire outstanding balance of $12,689,000 due under the Extended Revolver and Extended Term Loan has been classified as current as of December 31, 2002 (of which $250,000 was paid through February 13, 2003).

      Interest on the Extended Revolver and the Extended Term Loan is charged at prime plus 2.00% per annum. The Extended Credit Facility is collateralized by a pledge of the capital stock and certain assets of the Company's domestic subsidiaries. The Extended Credit Facility includes certain restrictions, which limit the incurrence of debt and prohibit dividend payments among other things, and require the Company to satisfy certain financial covenants. These financial covenants, as defined in the Extended Credit Facility, require the Company to achieve minimum operating income of $945,000 for the quarter ended December 31, 2002, $844,000 for the quarter ending March 31, 2003 and $732,000 for the quarter ending June 30, 2003. While the Company did meet the above minimum operating income covenant of $945,000 for the quarter ended December 31, 2002, the ability to satisfy future covenants depends in part on management's successful execution of the restructuring plans discussed in Note 9 to the consolidated financial statements, and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. If the covenants are not met, amounts outstanding under the Extended Credit Facility would become payable on demand. Management believes that alternative sources of financing are available to finance the existing facilities beyond July 1, 2003, which the Company is currently pursuing. If the loans become payable on demand and alternative financing sources are not available, management will be required to take additional actions to reduce operating expenses or sell assets in an effort to meet liquidity needs. There can be no assurances however, that such actions will be sufficient to meet liquidity needs in the event the loans become payable on demand.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $21,303,000, including amounts available under the Extended Revolver and the Extended Term Loan. As of December 31, 2002, the Company had $18,504,000 outstanding under these lines of credit including $12,689,000 under the Extended Revolver and the Extended Term Loan. Total debt levels as reported on the balance sheet at December 31, 2002 are $328,000 higher than they would have been if June 30, 2002 exchange rates had been used.

      On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this interest rate swap added $126,000 and $249,000 to interest expense for the three and six months ended December 31, 2002, respectively, and $102,000 and $151,000 to interest expense for the three and six months ended December 31, 2001, respectively.

      The Company's working capital decreased by $14,322,000 or 64.2% from $22,319,000 at June 30, 2002, to $7,997,000 at December 31, 2002. Foreign
currency rate fluctuations accounted for an increase of $719,000. Working capital decreased primarily due to a portion of long-term debt being reclassified to short-term and to the additional reserve recorded as a result of the Company's restructuring plan initiated in August 2002. Excluding the impacts of the sale of BKA and the portion of long-term debt being reclassified as short-term, working capital would have decreased by $1,320,000 from June 30, 2002 to December 31, 2002.

      The Company generated $3,170,000 and $5,919,000 from investing activities for the six months ended December 31, 2002 and 2001, respectively. The decrease in cash generated by investing activities is primarily the result of the proceeds from the sale of the RHG and the POD business in the prior fiscal year period offset by the proceeds from the sale of BKA in the current fiscal year period. Capital expenditures for the six months ended December 31, 2002 and 2001 were $566,000 and $909,000, respectively.

      Net cash used by financing activities was $4,334,000 for the six months ended December 31, 2002 as compared to $1,988,000 for the six months ended December 31, 2001. The difference was primarily due to higher net debt repayments in the current fiscal year period primarily sourced with the proceeds from the sale of BKA.

      On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S.

Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding. The Company has received timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At December 31, 2002, the Company's consolidated balance sheet included approximately $1,039,000 of trade receivables from Goss, of which approximately $318,000 relates to Goss' European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $721,000 is fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $0 and $634,000 during the six months ended December 31, 2002 and 2001, respectively.

      During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment. This plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $55,000 and $506,000 for the six months ended December 31, 2002 and 2001, respectively, related to the March 2000 Plan. These charges relate primarily to additional exit costs, which were expensed as incurred. The restructuring plan is expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Severance costs will be paid through the balance of the current fiscal year ending June 30, 2003. Facility lease termination costs will be paid through April 2006. As of December 31, 2002, $843,000 of these restructuring costs are included in "Other accounts payable and accrued liabilities" and $856,000 is included in "Other long-term liabilities."

      In August 2002, the Company announced additional restructuring activities (the "August 2002 Plan") primarily in response to weak market conditions. The August 2002 Plan includes a reduction in employment by approximately 90 people worldwide, as well as plant consolidations. As a result, the Company recorded an initial restructuring charge of $3,241,000 during the six months ended December 31, 2002. As of December 31, 2002, $2,017,000 is included in "Other accounts payable and accrued liabilities" and $178,000 is included in "Other long-term liabilities" related to the August 2002 Plan. The charge for the August 2002 Plan was recorded to account for the estimated employee severance and benefit costs of approximately $2,757,000, lease termination costs of approximately $437,000 and approximately $47,000 in incremental costs associated with product discontinuance. The additional charges of $41,000 recorded during the six months ended December 31, 2002 related primarily to product transfer costs, which are being expensed as incurred. The August 2002 Plan is expected to reduce operating costs by approximately $4,700,000 annually after full implementation, which is expected to occur by the end of the current fiscal year ending June 30, 2003. Remaining severance costs of approximately $1,745,000 will be paid through September 2003 and remaining facility lease termination costs of approximately $403,000 will be paid through December 2004.

      Management believes that the nature and scope of the above restructuring activities will be sufficient to restore the Company's profitability and cash flows from operations; however, there can be no assurances.

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

      At December 31, 2002 and June 30, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

      The following summarizes the Company's contractual obligations at December 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                        Fiscal Years ending June 30,
                                              Total at
                                              December
                                              31, 2002      2003*       2004        2005        2006        2007       2008
                                              --------      -----       ----        ----        ----        ----       ----
                                                                                                                        and
                                                                                                                     thereafter
                                                                                                                     ----------
Contractual Obligations:
Loans payable                                  $ 5,815     $ 5,815     $     0     $     0     $     0     $     0     $     0
Capital lease obligations                           97          24          23          24          21           5           0
Long-term debt                                  13,300         809      12,051         104         104         104         128
Non-cancelable operating lease obligations      15,863       2,291       4,168       3,619       2,782       1,469       1,534
                                               -------     -------     -------     -------     -------     -------     -------
Total contractual cash obligations             $35,075     $ 8,939     $16,242     $ 3,747     $ 2,907     $ 1,578     $ 1,662
                                               =======     =======     =======     =======     =======     =======     =======

*Includes only the remaining six months of the fiscal year ending June 30, 2003.

IMPACT OF INFLATION

      The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

      See Note 2 to the consolidated financial statements for information concerning recently issued accounting standards.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. There have been no material changes during the six months ended December 31, 2002.

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

      (a)   The Annual Meeting of Stockholders was held on November 21, 2002.

      (b) A brief description of matters voted upon and the results of the voting follows:

      Proposal 1 - To amend the Company's 1996 Stock Option Plan to (a) increase the total number of shares of Class A Common Stock that may be subject to outstanding options determined immediately after the grant of any option to purchase Class A Common Stock, from 875,000 shares to 1,875,000 shares;
      (b) prohibit the granting of any options to purchase any shares of Class B Common Stock under the Plan; (c) provide that Non-Employee Directors be eligible to receive options under the Plan; and (d) make certain technical and clarifying amendments to the Plan.

         Class A & B                For              Against           Abstain          Non-Vote
         -----------                ---              -------           -------          --------
                                    19,877,504       2,486,694         1,070,032        6,520

      Proposal 2 - To elect two Class III Directors to serve for three-year terms or until their respective successors are elected and qualify.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                                                     Total Vote for             Total Vote Withheld
                                                     Each Director              From Each Director
                                                     -------------              ------------------
         Class B
         Akira Hara                                  14,489,840                 1,370,800
         Ralph R. Whitney, Jr.                       11,510,520                 4,350,120

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.59 Amended and Restated Loan and Pledge Agreement dated and effective November 21, 2002 between Baldwin Technology
                    Company, Inc. and John T. Heald, Jr. (filed herewith).

            99.1    Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, 18 U.S.C. Section 1354 (filed herewith).

            99.2    Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, 18 U.S.C. Section 1354 (filed herewith).

      (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated October 10, 2002, relating to items 5 and 7.

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

Dated: February 13, 2003

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


                                 /s/ Gerald A. Nathe
                                 -----------------------------------------------
                                 Gerald A. Nathe
                                 Chairman, President and Chief Executive Officer

Date: February 13, 2003

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


                                      /s/ Vijay C. Tharani
                                      ------------------------------------------
                                      Vijay C. Tharani
                                      Vice President and Chief Financial Officer

Date: February 13, 2003