Form 10-Q
period 2003-03-31
BALDWIN TECHNOLOGY CO INC
filed 2003-05-15
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
[ Mark one ]
|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For quarter ended       March 31, 2003

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

          YES  |X|                                              NO   | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          YES  | |                                              NO   |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                          Outstanding at April 30, 2003
                   -----                          -----------------------------
          Class A Common Stock
                $0.01 par value                            12,828,647

          Class B Common Stock
                $0.01 par value                             2,185,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I    Financial Information


          Item 1   Financial Statements

                   Consolidated Balance Sheets at March 31, 2003
                   (unaudited) and June 30, 2002                                               1-2

                   Consolidated Statements of Income for the three
                   and nine months ended March 31, 2003 (unaudited)
                   and 2002 (unaudited)
                                                                                               3

                   Consolidated Statements of Changes in Shareholders'
                   Equity for the nine months ended March 31, 2003
                   (unaudited) and 2002 (unaudited)                                            4

                   Consolidated Statements of Cash Flows for the nine
                   months ended March 31, 2003 (unaudited) and 2002
                   (unaudited)
                                                                                              5-6

                   Notes to Consolidated Financial Statements (unaudited)
                                                                                              7-18

          Item 2   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                       19-29

          Item 3   Quantitative and Qualitative Disclosures About
                   Market Risk                                                                 29

          Item 4   Controls and Procedures                                                     29


Part II            Other Information

          Item 6   Exhibits and Reports on Form 8-K                                            30


Signatures                                                                                     31

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                             March 31, 2003   June 30, 2002
                                                             --------------   -------------
                                                              (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                   $       4,028    $       4,679
  Accounts receivable trade, net of allowance for doubtful
    accounts of $1,962 ($1,994 at June 30, 2002)                    23,209           27,262
  Notes receivable, trade                                           11,533           13,390
  Inventories, net                                                  23,267           24,928
  Deferred taxes                                                       878              893
  Prepaid expenses and other                                         4,158            6,581
                                                             -------------    -------------
                  Total Current Assets                              67,073           77,733
                                                             -------------    -------------

MARKETABLE SECURITIES:
 Cost $504 ($475 at June 30, 2002)                                     342              430
                                                             -------------    -------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                                    856            2,669
 Machinery and equipment                                             2,907            5,526
 Furniture and fixtures                                              3,823            3,716
 Leasehold improvements                                                468              458
 Capital leases                                                        195              428
                                                             -------------    -------------
                                                                     8,249           12,797
 Less:  Accumulated depreciation and amortization                   (3,202)          (6,453)
                                                             -------------    -------------
Net Property, Plant and Equipment                                    5,047            6,344
                                                             -------------    -------------

PATENTS AND TRADEMARKS at cost, less accumulated
  amortization of $3,652 ($3,432 at June 30, 2002)                   2,046            2,061

GOODWILL, net                                                       10,009            9,618

DEFERRED TAXES                                                       7,861            6,277

OTHER ASSETS                                                         4,548            6,025
                                                             -------------    -------------

TOTAL ASSETS                                                 $      96,926    $     108,488
                                                             =============    =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       March 31, 2003   June 30, 2002
                                                                       --------------   -------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                       $       4,983    $       5,372
   Current portion of long-term debt                                          12,646            5,416
   Accounts payable, trade                                                    11,413           12,389
   Notes payable, trade                                                        8,533            7,837
   Accrued salaries, commissions, bonus and
    profit-sharing                                                             4,001            3,432
   Customer deposits                                                           4,859            4,765
   Accrued and withheld taxes                                                  1,658            1,719
   Income taxes payable                                                          997            1,297
   Other accounts payable and accrued liabilities                             11,468           13,187
                                                                       -------------    -------------
                  Total current liabilities                                   60,558           55,414
                                                                       -------------    -------------

LONG TERM LIABILITIES:
   Long-term debt                                                                535           11,873
   Other long-term liabilities                                                 6,634            7,447
                                                                       -------------    -------------
                  Total long-term liabilities                                  7,169           19,320
                                                                       -------------    -------------
                  Total liabilities                                           67,727           74,734
                                                                       -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
     16,458,849 shares issued                                                    165              165
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
     2,185,883 shares issued                                                      21               21
   Capital contributed in excess of par value                                 56,986           56,986
   Retained Deficit                                                          (15,147)          (8,527)
   Accumulated other comprehensive loss                                         (177)          (2,017)
   Less: Treasury stock, at cost:
     Class A - 3,630,202 shares                                              (12,199)         (12,199)
   Note receivable from a former executive for common stock issuance
                                                                                (450)            (675)
                                                                       -------------    -------------
                  Total shareholders' equity                                  29,199           33,754
                                                                       -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $      96,926    $     108,488
                                                                       =============    =============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           For the three months       For the nine months
                                                              Ended March 31,            ended March 31,
                                                          ----------------------    ----------------------
                                                             2003         2002         2003         2002
                                                          ---------    ---------    ---------    ---------
Net Sales                                                 $  31,061    $  37,867    $  99,153    $ 109,559
Cost of goods sold                                           22,957       25,884       70,379       75,686
                                                          ---------    ---------    ---------    ---------
Gross Profit                                                  8,104       11,983       28,774       33,873
                                                          ---------    ---------    ---------    ---------

Operating Expenses:
 General and administrative                                   3,540        4,490       11,197       13,470
 Selling                                                      2,871        2,858        8,759        9,708
 Engineering and development                                  3,937        3,607       12,445       11,090
 Provision for loss on the disposition of
  pre-press operations                                            0            0            0          (86)
 Restructuring charges                                           67          289        3,404          795
                                                          ---------    ---------    ---------    ---------
                                                             10,415       11,244       35,805       34,977
                                                          ---------    ---------    ---------    ---------
Operating (loss) income                                      (2,311)         739       (7,031)      (1,104)
                                                          ---------    ---------    ---------    ---------

Other (income) expense:
 Interest expense                                               499          419        1,817        1,279
 Interest income                                                (58)         (67)        (199)        (214)
 Royalty income, net                                         (1,310)      (1,106)      (2,468)      (3,122)
 Other (income) expense, net                                     62          (94)         494          292
                                                          ---------    ---------    ---------    ---------
                                                               (807)        (848)        (356)      (1,765)
                                                          ---------    ---------    ---------    ---------
  (Loss) income from continuing operations before
   income taxes                                              (1,504)       1,587       (6,675)         661

(Benefit) provision for income taxes                           (387)         513          235          317
                                                          ---------    ---------    ---------    ---------
(Loss) income from continuing operations                     (1,117)       1,074       (6,910)         344
Discontinued operations (Note 10):
   Loss from operations of discontinued component (less
   applicable income taxes of $0)                                 0          (36)        (253)        (263)
   Gain on sale of discontinued component
   (less applicable income taxes of $0)                           0            0          543            0
                                                          ---------    ---------    ---------    ---------
Net (loss) income                                         $  (1,117)   $   1,038    $  (6,620)   $      81
                                                          =========    =========    =========    =========
Net (loss) income per share - basic and diluted
   Continuing operations                                  $   (0.07)   $    0.07    $   (0.46)   $    0.02
   Discontinued operations - loss from
      Operations                                               0.00         0.00        (0.02)       (0.01)
   Discontinued operations - gain on sale                      0.00         0.00         0.04         0.00
                                                          ---------    ---------    ---------    ---------
                                                          $   (0.07)   $    0.07    $   (0.44)   $    0.01
                                                          =========    =========    =========    =========
Weighted average shares outstanding:
   Basic and diluted                                         15,015       15,015       15,015       14,882
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)


                                                                                                                  Note
                                                                                                               receivable
                            Class A         Class B      Capital            Accumulated                      from a former
                         Common Stock     Common Stock  Contributed           Other          Treasury Stock   executive for
                         ------------     ------------     In                Compre-        --------------       Common     Compre-
                                                         Excess    Retained  hensive                             Stock      hensive
                       Shares   Amount   Shares  Amount  of Par    Deficit     Loss        Shares      Amount   Issuance     Loss
                       ------   ------   ------  ------  ------    -------     ----        ------      ------   --------     ----
Balance at
 June 30, 2002       16,458,849  $165   2,185,883  $21  $56,986   $ (8,527)  $  (2,017)  (3,630,202)  $(12,199)  $ (675)
                     ----------  ----   ---------  ---  -------   --------   ---------   ----------   --------   ------

Net loss for the nine
  months ended March
  31, 2003
                                                                    (6,620)                                                 $(6,620)

Translation
  adjustment                                                                     1,858                                        1,858

Unrealized loss on
  available-for-sale
  securities, net of
  tax                                                                              (68)                                         (68)

Unrealized gain on
  forward contracts,
  net of tax                                                                       50                                            50
                                                                                                                          ---------

Comprehensive loss                                                                                                        $  (4,780)
                                                                                                                          =========

Note receivable
  from a former
  executive                                                                                                         225
                     ----------  ----   ---------  ---  -------   --------   ---------   ----------   --------   ------
Balance at
March 31, 2003       16,458,849  $165   2,185,883  $21  $56,986   $(15,147)    $ (177)   (3,630,202)  $(12,199)  $ (450)
                     ==========  ====   =========  ===  =======   ========   =========   ==========   ========   ======


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             For the nine months ended March 31,
                                                             -----------------------------------
                                                                      2003           2002
                                                                  -----------    -----------
Cash flows from operating activities:
 Net (loss) income                                                $    (6,620)   $        81
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                      1,424          1,471
     Accrued retirement pay                                               448            545
     Provision for losses on accounts receivable                          176            955
     (Gain) loss from disposition of businesses                          (543)             8
     Restructuring charges                                              3,404            795
     Deferred income taxes                                             (1,531)         1,940
     Write-off of deferred debt financing costs                             0            255
     Changes in assets and liabilities, net of businesses sold:
       Accounts and notes receivable                                    6,457         (3,357)
       Inventories                                                        923            150
       Prepaid expenses and other                                       2,509         (2,442)
       Other assets                                                     1,276            153
       Customer deposits                                                   88            417
       Accrued compensation                                               116         (1,670)
       Payments against restructuring charges                          (2,688)        (2,695)
       Accounts and notes payable, trade                                 (572)          (285)
       Income taxes payable                                              (269)        (3,011)
       Accrued and withheld taxes                                        (175)           (58)
       Other accounts payable and accrued liabilities                  (2,394)         1,323
       Interest payable                                                  (239)          (231)
                                                                  -----------    -----------
           Net cash provided (used) by operating activities             1,790         (5,656)
                                                                  -----------    -----------

Cash flows from investing activities:
   Proceeds from disposition of businesses, net                         3,736          6,828
   Additions of property                                                 (695)        (1,397)
   Additions of patents and trademarks                                   (269)          (346)
                                                                  -----------    -----------
        Net cash provided by investing activities                       2,772          5,085
                                                                  -----------    -----------

Cash flows from financing activities:
   Long-term and short-term debt borrowings                               471          9,466
   Long-term and short-term debt repayments                            (5,461)        (9,694)
   Decrease in book overdraft                                               0           (895)
   Principal payments under capital lease obligations                     (34)           (17)
   Payment of debt financing costs                                       (526)          (222)
   Other long-term liabilities                                             96            493
   Purchases of treasury stock                                              0            (39)
                                                                  -----------    -----------
              Net cash used by financing activities                    (5,454)          (908)
                                                                  -----------    -----------

Effects of exchange rate changes                                          241             73
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                                (651)        (1,406)
Cash and cash equivalents at beginning of period                        4,679          6,576
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $     4,028    $     5,170
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                      For the nine months
                                                        ended March 31,
                                                        ---------------
                                                   2003               2002
                                                   ----               ----
  Cash paid during the period for:
     Interest                                      $ 1,578          $ 1,510
     Income taxes                                  $ 1,937          $ 3,064








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

      The Company has experienced operating losses, negative cash flows and debt covenant violations over the past two fiscal years. As more fully discussed in these notes to the consolidated financial statements, the Company has embarked on restructuring plans (see Note 9) and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain non-core operating units (see Note
10), the consolidation of manufacturing facilities and headcount reductions reflecting weak market conditions. As a result of these actions, combined with the renegotiation of certain of the Company's debt obligations (see Note 3), management believes that the Company's cash flows from operations, along with available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements for the near and long-term future. Management further believes that alternative sources of financing are available to finance the existing facilities beyond July 1, 2003, which the Company is currently pursuing. As more fully described in Note 3, the Company did not meet a minimum operating income covenant or a tangible net worth covenant for the quarter ended March 31, 2003; accordingly, amounts outstanding under certain loan obligations have become payable on demand. The Banks (as defined in Note 3) have granted a waiver of these covenant violations for the quarter ended March 31, 2003. If the Company does not obtain alternative financing prior to the July 1, 2003 maturity date, management will be required to take additional actions. These actions may include reducing operating expenses or selling assets in an effort to meet liquidity needs. There can be no assurances, however, that such actions will be sufficient to meet liquidity needs in the event a demand for immediate payment is made by the lenders.

      The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation"

("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The amendment relating to the additional disclosure requirements in the interim financial statements are effective for interim periods beginning after December 15, 2002. SFAS 148 is not expected to have a material impact on the operations or cash flows of the Company. However, additional disclosures have been incorporated into the Company's interim consolidated financial statements beginning with this quarter ended March 31, 2003.

      In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34)" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions did not have a material impact on the operations or cash flows of the Company. See Note 16 regarding disclosures about the Company's warranty costs.

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

      During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consists of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended

Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 10) to reduce outstanding borrowings under the Extended Revolver before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings, subject to a borrowing base calculation. At March 31, 2003, the Company had outstanding borrowings of $12,528,000 under the Extended Revolver and Extended Term Loan, plus outstanding letters of credit of $3,270,000. Additionally, beginning in December 2002 and extending through June 2003, the Company is required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing since entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. The entire outstanding balance of $12,528,000 due under the Extended Revolver and Extended Term Loan has been classified as current as of March 31, 2003 (of which $250,000 was paid through May 15, 2003).

      Interest on the Extended Revolver and the Extended Term Loan is charged at prime plus 2.00% per annum. The Extended Credit Facility is collateralized by a pledge of the capital stock and certain domestic assets, of the Company's subsidiaries. The Extended Credit Facility includes certain restrictions, which limit the incurrence of debt and prohibit dividend payments among other things, and requires the Company to satisfy certain financial covenants. These financial covenants, as defined in the Extended Credit Facility, require the Company to achieve minimum operating income of $945,000 for the quarter ended December 31, 2002, $844,000 for the quarter ended March 31, 2003 and $732,000 for the quarter ending June 30, 2003. The Company did not meet the minimum operating income covenant of $844,000 and the tangible net worth covenant (as defined in the Amended Credit Facility) for the quarter ended March 31, 2003, accordingly, amounts outstanding under the Extended Credit Facility have become payable on demand. The Banks have granted a waiver of these covenant violations for the quarter ended March 31, 2003. The ability to satisfy future covenants depends in part on management's successful execution of the restructuring plans discussed in Note 9 and other business factors outside of the control of management. There can be no guarantee that such future covenants will be met. Management believes that alternative sources of financing are available to finance the existing facilities on a long-term basis, which the Company is currently pursuing. If the Company does not obtain alternative financing prior to the July 1, 2003 maturity date, management will be required to take additional actions. These actions may include reducing operating expenses or selling assets in an effort to meet liquidity needs. There can be no assurances, however, that such actions will be sufficient to meet liquidity needs in the event demand for immediate payment is made by the Banks.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $20,338,000, including amounts available under the Extended Revolver and the Extended Term Loan. As of March 31, 2003, the Company had $17,511,000 outstanding under these credit facilities including $12,528,000 under the Extended Revolver and the Extended Term Loan. Total debt levels as reported on the balance sheet at March 31, 2003 are $493,000 higher than they would have been if June 30, 2002 exchange rates had been used.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

      Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income (loss) per share include zero additional shares for each of the three and nine months ended March 31, 2003 and 2002, which represent potentially dilutive securities. Outstanding options to purchase 1,400,000 and 1,516,000 shares of the Company's common stock for the three and nine months ended March 31, 2003 and 2002, respectively, are not included in the above calculation to compute diluted net income (loss) per share as they have an anti-dilutive effect.

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

                                                 March 31, 2003          June 30, 2002
                                                 --------------          -------------
                                                              (Unaudited)
Cumulative translation adjustments               $    (101,000)          $ (1,959,000)
Unrealized loss on investments,
   net of deferred taxes of $68,000
   ($19,000 at June 30, 2002)                          (94,000)               (26,000)
Unrealized gain (loss) on derivatives,
   net of deferred taxes of $9,000
   ($10,000 at June 30, 2002)                           18,000                (32,000)
                                                 -------------           -------------
                                                 $    (177,000)          $ (2,017,000)
                                                 ==============          =============

NOTE 6 - INVENTORIES:

     Inventories consist of the following:

                                                 March 31, 2003          June 30, 2002
                                                 --------------          -------------
                                                              (Unaudited)
Raw materials                                    $  10,937,000           $  12,690,000
In process                                           6,980,000               6,081,000
Finished goods                                       5,350,000               6,157,000
                                                 -------------           -------------
                                                 $  23,267,000           $  24,928,000
                                                 =============           =============

      Foreign currency translation effects increased inventories by $1,125,000 from June 30, 2002 to March 31, 2003.

NOTE 7 - DERIVATIVES:

      During the nine months ended March 31, 2003, the Company had currency futures contracts and an interest rate swap agreement that qualified as cash flow hedges; accordingly, the gain or loss on these cash flow hedges was recorded in AOCI and will be recognized when the hedged items affect earnings. On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the maturity the same as the then existing credit facility. Included in interest expense was $137,000 and $386,000, respectively, for the three and nine months ended March 31, 2003 and $112,000 and $263,000, respectively, for the three and nine months ended March 31, 2002 associated with this Swap.

      As a result of entering into the Extended Credit Facility on October 30, 2002, as defined in Note 3, which changed various provisions of the Amended Credit Agreement, also defined in Note 3, including the maturity date, the Swap no longer qualified as an effective cash flow hedge. Future changes in the fair value of the Swap have and will be recorded in earnings through its maturity date of October 30, 2003. The adjustment to the fair value of this portion of the Swap at March 31, 2003 resulted in a gain for the three and nine months ended March 31, 2003 of $122,000 and $57,000, respectively, which was recorded in "Other income and expense" in the accompanying consolidated statement of income.

      Except for the Swap, hedge ineffectiveness had no material impact on earnings for the three and nine months ended March 31, 2003 and 2002.

      Unrealized net gains (losses) included in AOCI are as follows:

                                                            March 31, 2003        March 31, 2002
                                                            --------------        --------------
Balance at beginning of period                               $   (32,000)          $  (299,000)
Additional gains (losses), net                                    28,000              (201,000)
Amounts reclassified to earnings, net                             22,000               343,000
                                                             -----------           -----------
Balance at end of period                                     $    18,000           $  (157,000)
                                                             ===========           ===========

      The unrealized net gain of $18,000 at March 31, 2003 is comprised of net gains on currency futures contracts, which expire at various times through April 29, 2003, and are expected to be reclassified to earnings during that period.

NOTE 8 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

      The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follows (in thousands):

                                                   Accessories and Controls
                                                   ------------------------
                                              Gross
                                             Carrying   Accumulated      Net
                                              Amount    Amortization  Book Value
                                              ------    ------------  ----------
Balance as of July 1, 2002                  $   12,760   $    3,142   $    9,618
Effects of currency translation                    469           78          391
                                            ----------   ----------   ----------
Balance as of March 31, 2003                $   13,229   $    3,220   $   10,009
                                            ==========   ==========   ==========

Intangible assets subject to amortization are comprised of the following:

                                 As of March 31, 2003      As of June 30, 2002
                                 --------------------      -------------------
                                  Gross                                 Gross
                                Carrying    Accumulated   Carrying    Accumulated
Intangible Assets:               Amount    Amortization    Amount    Amortization
------------------             ----------  -----------   ----------  -----------
Patents and trademarks         $5,698,000   $3,652,000   $5,493,000   $3,432,000
Other                             686,000      465,000    1,021,000      746,000
                               ----------   ----------   ----------   ----------

Total                          $6,384,000   $4,117,000   $6,514,000   $4,178,000
                               ==========   ==========   ==========   ==========

      Amortization expense associated with these intangible assets was $174,000 and $571,000, respectively, for the three and nine months ended March 31, 2003 and $228,000 and $592,000, respectively, for the three and nine months ended March 31, 2002. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 9 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

      During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $94,000 and $795,000 for the nine months ended March 31, 2003 and 2002, respectively, related to the March 2000 Plan. These charges relate primarily to additional exit costs, which are expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities.

      Activity in the nine months ended March 31, 2003 under the March 2000 Plan was as follows:

                                            Remaining     Additional     Charges       Remaining
                                             Reserve    Restructuring    Against        Reserve
                                          June 30, 2002    Charges       Reserve     March 31, 2003
                                           -----------   -----------   -----------   --------------
                                                              (in thousands)
Severance .............................   $       557   $        25   $      (199)   $       384
Facility lease termination costs ......         1,678            62          (625)         1,114
Other costs ...........................             0             7            (7)             0
                                          -----------   -----------   -----------    -----------
Total program .........................   $     2,235   $        94   $      (831)   $     1,498
                                          ===========   ===========   ===========    ===========

      Severance costs will be paid through the balance of the current fiscal year ending June 30, 2003. Facility lease termination costs will be paid through April 2006. As of March 31, 2003, $749,000 is included in "Other accounts payable and accrued liabilities" and $749,000 is included in "Other long-term liabilities."

      In August 2002, the Company announced additional restructuring activities (the "August 2002 Plan") primarily in response to weak market conditions. The August 2002 Plan includes a reduction in employment by approximately 90 people worldwide as well as plant consolidations. As a result, the Company recorded an initial restructuring charge of $3,241,000 during the nine months ended March 31, 2003. The initial charge for the August 2002 Plan was recorded to account for the estimated employee severance and benefit costs of approximately $2,757,000, lease termination costs of approximately $437,000 and approximately $47,000 in incremental costs associated with product discontinuance. The additional charges of $69,000 recorded during the nine months ended March 31, 2003 related primarily to product transfer and other costs, which are being expensed as incurred.

      Activity in the nine months ended March 31, 2003 under the August 2002 Plan was as follows:

                                                 Additional      Charges        Remaining
                                     Initial    Restructuring    Against        Reserve
                                     Reserve       Charges       Reserve     March 31, 2003
                                   -----------   -----------   -----------   --------------
                                                       (in thousands)
Severance ......................   $     2,757   $         0   $    (1,719)   $     1,038
Facility lease termination costs           437             0           (68)           369
Other costs ....................            47            69           (69)            47
                                   -----------   -----------   -----------    -----------
Total program ..................   $     3,241   $        69   $    (1,856)   $     1,454
                                   ===========   ===========   ===========    ===========

      Severance and other costs will be paid through September 2003, and facility lease termination costs will be paid through December 2004. As of March 31, 2003, $1,276,000 is included in "Other accounts payable and accrued liabilities" and $178,000 is included in "Other long-term liabilities."

NOTE 10 - SALE OF BUSINESSES:

      During the first quarter of fiscal 2003, the Company committed to a plan to dispose of substantially all of the assets of BKA; the transaction closed on October 10, 2002. Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") BKA qualified as a component and therefore the results of BKA's operations are required to be reported as discontinued operations in the accompanying consolidated statements of income. Accordingly, BKA's results for each of the nine months ended March 31, 2003 and 2002 have been aggregated and reported as a single amount in each quarter (2002 amounts have been reclassified to conform to the 2003 presentation). BKA's net sales were zero and $978,000, respectively for the three and nine months ended March 31, 2003 and $1,054,000 and $4,076,000, respectively, for the three and nine months ended March 31, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000 and resulted in a gain on the sale of discontinued operations of approximately $543,000 (net of $80,000 in transaction costs), which was recognized in the second quarter of the fiscal year ending June 30, 2003. During the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $5,434,000 as a result of a write-off of goodwill associated with this business.

      Net assets sold on October 10, 2002 and net assets held for disposal related to BKA at June 30, 2002 are included in the following categories:


                                                               October 10, 2002     June 30, 2002
                                                               ----------------     -------------
Accounts receivable, net of allowance of $5,000 ..............   $      394,000    $      635,000
Inventory ....................................................        1,863,000         2,107,000
Prepaid expenses and other current assets ....................           29,000            37,000
Property, plant and equipment, net of accumulated depreciation        1,236,000         1,334,000
Accounts payable .............................................         (169,000)         (200,000)
Accrued salaries, commissions, bonus and profit-sharing ......          (61,000)         (135,000)
Customer deposits ............................................         (145,000)          (24,000)
Accrued and withheld taxes ...................................                0            (2,000)
Other accounts payable and accrued liabilities ...............          (34,000)          (14,000)
                                                                 --------------    --------------
Net assets held for disposal .................................   $    3,113,000    $    3,738,000
                                                                 ==============    ==============

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

      On September 26, 2001, the Company sold substantially all of the assets of the RHG. The Company also completed the sale of the POD business in November 2001. Together the RHG and the POD businesses are included in divested operations.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. An operating segment's financial performance is primarily evaluated based on operating profit.

      The tables below present information about reported segments for the three and nine months ended March 31, 2003 and 2002 (in thousands). All prior periods have been restated to conform to the current period's presentation. The results for BKA are reported as discontinued operations for all periods and therefore are excluded from segment operating results.

                                            Three months ended            Nine months ended
                                                March 31,                     March 31,
                                               (Unaudited)                  (Unaudited)
                                       --------------------------    --------------------------
                                           2003           2002           2003           2002
                                       -----------    -----------    -----------    -----------
Net Sales:
   Accessories and Controls            $    31,061    $    37,867    $    99,153    $   104,768
   Divested operations                           0              0              0          4,791
                                       -----------    -----------    -----------    -----------
          Total Net Sales              $    31,061    $    37,867    $    99,153    $   109,559
                                       ===========    ===========    ===========    ===========

      Foreign currency translation effects increased net sales by $6,869,000 ($0 related to the divested operations) for the nine months ended March 31, 2003.

                                            Three months ended            Nine months ended
                                                March 31,                     March 31,
                                               (Unaudited)                  (Unaudited)
                                       --------------------------    --------------------------
                                           2003           2002           2003           2002
                                       -----------    -----------    -----------    -----------
Operating (loss) income:
  Accessories and Controls             $      (174)   $     2,540    $      (520)   $     5,766
  Corporate                                 (2,137)        (1,777)        (6,511)        (6,092)
  Divested operations                            0            (24)             0           (778)
                                       -----------    -----------    -----------    -----------
       Total operating (loss) income        (2,311)           739         (7,031)        (1,104)
Interest expense, net                         (441)          (352)        (1,618)        (1,065)
Royalty income, net                          1,310          1,106          2,468          3,122
Other income (expense), net                    (62)            94           (494)          (292)
                                       -----------    -----------    -----------    -----------
       (Loss) income from
         continuing operations
         before income taxes           $    (1,504)   $     1,587    $    (6,675)   $       661
                                       ===========    ===========    ===========    ===========

      Included in operating income (loss) are restructuring charges of $67,000 and $2,729,000, respectively, for the three and nine months ended March 31, 2003 and $287,000 and $647,000, respectively, for the three and nine months ended March 31, 2002 related to accessories and controls and zero and $675,000, respectively, for the three and nine months ended March 31, 2003 and $2,000 and $148,000, respectively, for the three and nine months ended March 31, 2002 related to corporate.

                                                       March 31,        June 30,
                                                            2003            2002
                                                        --------        --------
                                                      (Unaudited)
Identifiable assets:
  Accessories and Controls                              $ 92,895        $ 94,079
  Corporate                                                4,011          14,016
  Divested operations                                         20             393
                                                        --------        --------
        Total identifiable assets                       $ 96,926        $108,488
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

NOTE 13 - STOCK OPTIONS:

      On January 1, 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS 148"), which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. Baldwin continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for stock-based compensation. In accordance with APB No. 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant. The exercise price for all stock option grants equals the fair market value on the date of grant, therefore no compensation expense is recorded.

      The pro forma net (loss) income and (loss) earnings per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended March 31, 2003 and 2002 (in thousands):

                                       Three Months Ended               Nine Months Ended
                                            March 31,                       March 31,
                                            ---------                       ---------
                                           (Unaudited)                     (Unaudited)
                                        2003            2002           2003            2002
                                   ------------    ------------   ------------    ------------
Net (loss) income, as reported     $     (1,117)   $      1,038   $     (6,620)   $         81

Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related tax
  effects                                   (40)            (73)          (121)           (220)
                                   ------------    ------------   ------------    ------------

Pro forma net (loss) income        $     (1,157)   $        965   $     (6,741)   $       (139)
                                   ============    ============   ============    ============
(Loss) earnings per share:
   Basic - as reported             $      (0.07)   $       0.07   $      (0.44)   $       0.01
                                   ============    ============   ============    ============
   Basic - pro forma               $      (0.08)   $       0.06   $      (0.45)   $      (0.01)
                                   ============    ============   ============    ============

   Diluted - as reported           $      (0.07)   $       0.07   $      (0.44)   $       0.01
                                   ============    ============   ============    ============
   Diluted - pro forma             $      (0.08)   $       0.06   $      (0.45)   $      (0.01)
                                   ============    ============   ============    ============

NOTE 14 - RELATED PARTIES:

      On October 25, 2002, John T. Heald, Jr. resigned as President, Chief Executive Officer and a Director of the Company. Mr. Heald was employed by the Company from March 21, 2001 to November 21, 2002. In accordance with Mr. Heald's employment agreement, the Company sold 375,000 shares of Class B to Mr. Heald in October 2001 at $1.80 per share in exchange for a recourse demand promissory note in the amount of $675,000. The promissory note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were treasury shares and the balance of 185,883 shares were newly issued shares. The promissory note is collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Heald and the Company dated October 17, 2001. If at any time, Mr. Heald sells any of these shares, he is to pay the Company $1.80 times the number of shares sold within five days of receipt of the funds from such sale. In November 2002, the Company amended the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Heald on the loan by $225,000 in exchange for a reduction in deferred compensation payments to be made by the Company to Mr. Heald and further, the Company will not demand payment of the promissory note for a period of two years following Mr. Heald's termination. The reduction represented the then present value of Mr. Heald's deferred compensation benefit that accrued to Mr. Heald. The balance of the loan, including interest, was $495,000 and $699,000 at March 31, 2003 and June 30, 2002, respectively.

      In accordance with the terms of the employment agreement between the Company and Gerald A. Nathe, Chairman, President and Chief Executive Officer of the Company, the Company loaned Mr. Nathe $1,817,000 to enable Mr. Nathe to purchase 315,144 shares of Class B from a non-employee shareholder in November 1993 in exchange for a recourse demand promissory note for said amount. The note bore interest, payable on the anniversary dates of the loan, at LIBOR rates plus 1.25%, reset on the first day of each succeeding January, April, July and October. The note, was collateralized by the shares pursuant to a loan and pledge agreement between Mr. Nathe and the Company dated November 30, 1993, as amended and restated on November 25, 1997. Upon termination of Mr. Nathe's employment, the Company has agreed not to demand payment for a period of six months following termination, or twelve months following termination if Mr. Nathe's employment terminates by reason of death. Notwithstanding the foregoing, if at any time Mr. Nathe sells any of these shares, he is to pay the Company $5.77 times the number of shares sold within five days of receipt of the funds from such sale. The Board of Directors of the Company forgave the interest payment due on the loan from Mr. Nathe during the second quarter of the fiscal year ended June 30, 2002 in the amount of $112,000. Such amount was recorded as compensation expense to Mr. Nathe, and included in "General and administrative expenses."

      In February 2002, the Company amended Mr. Nathe's employment agreement and loan and pledge agreement, reflecting a repayment by Mr. Nathe of a portion of the principal on the loan. Mr. Nathe issued a substitute recourse demand promissory note for $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%.

      In August 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Nathe on the loan by $750,000 in exchange for a reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe's deferred compensation benefit that had accrued to Mr. Nathe. The balance of the loan, including interest, was $827,000 and $1,544,000 at March 31, 2003 and June 30, 2002, respectively.

NOTE 15 - CUSTOMERS:

      During the nine months ended March 31, 2003, two customers each accounted for more than 10% of the Company's net sales. Koenig and Bauer
Aktiengesellschaft ("KBA") accounted for approximately 14.4% and 12.1%, of the Company's net sales for the three and nine months ended March 31, 2003, respectively and Mitsubishi accounted for approximately 8.5% and 10.0%, respectively for the three and nine months ended March 31, 2003.

      On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding. The Company received timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At March 31, 2003, the Company's consolidated balance sheet included approximately $1,632,000 of trade receivables from Goss, of which approximately $911,000 relates to Goss' European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $721,000 is fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $0 and $634,000 during the nine months ended March 31, 2003 and 2002, respectively.

NOTE: 16 - WARRANTY COSTS:

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

                                                                 Warranty Amount
                                                                 ---------------
Warranty reserve at June 30, 2002                                   $ 1,516,000
Additional warranty expense accruals                                  3,112,000
Payments against reserve                                             (3,159,000)
Effects of currency rate fluctuations                                   121,000
                                                                    -----------
Warranty reserve at March 31, 2003                                  $ 1,590,000
                                                                    ===========

NOTE 17 - LEGAL PROCEEDINGS:

      On November 14, 2002, the Dusseldorf Higher Regional Court ("DHRC") announced its judgment in favor of Baldwin in the patent infringement dispute against its competitor, technotrans AG ("Technotrans"). Based on the DHRC ruling, the Company is determining the amount of compensation to which it is entitled. Technotrans has filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans has also filed to invalidate the Company's patent with the German Patent Court in Munich. No amounts have been recorded in the consolidated financial statements with regard to the contingent gain from the DHRC judgment.

      In February 2002, Epic Products International ("EPIC"), a licensee of one of the Company's subsidiaries, filed a demand for arbitration with the American Arbitration Association in Dallas, Texas claiming breach of the license agreement and demanding, among other things, damages in an unspecified amount alleging that Baldwin failed to make royalty payments to EPIC as and when due. In October 2002, EPIC amended its arbitration claim to add additional damages and allegations. In February 2003, EPIC and the Company agreed to settle their dispute for a net payment of $737,000, representing the settlement of all existing claims and an amendment to the license agreement on a prospective basis. This settlement amount was to be paid by the Company over a five-month period ending May 31, 2003; $650,000 has been paid through May 14, 2003. As a result of this settlement, the Company included $250,000 in additional royalty income for the three and nine months ended March 31, 2003. The consolidated financial statements at March 31, 2003 include an accrual for the unpaid balance of this settlement amount.

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

      On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG"). The Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily patents and goodwill, associated with this business. The Company recorded a similar write-off of goodwill of approximately $687,000 in the fourth quarter of the fiscal year ended June 30, 2001, associated with the Company's Print on Demand ("POD") business as the Company also exited this business. As a result, the revenues and corresponding expenses attributable to the RHG and the POD businesses are included in these consolidated financial statements only for the periods owned by the Company. The effects of these transactions on the consolidated financial statements are discussed below where significant.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The amendment relating to the additional disclosure requirements in the interim financial statements are effective for interim periods beginning after December 14, 2002. SFAS 148 is not expected to have a material impact on the operations or cash flows of the Company. However, additional disclosures have been incorporated into the Company's interim consolidated financial statements beginning with this quarter ended March 31, 2003.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets, excluding goodwill, to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 also requires long-lived assets that are to be abandoned, be treated as held for use and depreciated over their remaining expected lives and broadens the presentation of discontinued operations in the income statement to a component of an entity rather than a segment of a business. SFAS 144 was effective for the Company beginning July 1, 2002 and has not materially changed the methods used by the Company to measure impairment losses on long-lived assets, but as a result of the adoption of SFAS 144, BKA has been included as a discontinued operation in the consolidated statements of income for the three and nine months ended March 31, 2003 and the corresponding amounts relating to BKA for the prior periods ended March 31, 2002 have been reclassified to conform to this presentation.

      For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

NINE MONTHS ENDED MARCH 31, 2003 VS. NINE MONTHS ENDED MARCH 31, 2002

CONSOLIDATED RESULTS

      Net sales for the nine months ended March 31, 2003 decreased by $10,406,000 or 9.5% to $99,153,000 from $109,559,000 for the nine months ended
March 31, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $6,869,000 in the current period, while the previously noted divestitures of the RHG and the POD businesses decreased net sales by $4,791,000. Excluding the effects of currency rate fluctuations and the previously noted divestitures of the RHG and the POD businesses, net sales would have decreased by $12,484,000. This decrease is associated with a slowness in the global printing equipment marketplace and was primarily the result of decreased product volumes, principally spray dampening equipment, and sheeters.

      Gross profit for the nine months ended March 31, 2003 was $28,774,000 (29.0% of net sales) as compared to $33,873,000 (30.9% of net sales) for the nine months ended March 31, 2002, a decrease of $5,099,000 or 15.1%. Currency rate fluctuations attributable to the Company's overseas operations increased gross profit by $2,220,000 in the current period, while the previously noted divestitures of the RHG and the POD businesses decreased gross profit by $1,048,000. Excluding the effects of currency rate fluctuations and the divestitures of the RHG and the POD businesses, gross profit would have decreased by $6,271,000. Gross profit as a percentage of net sales decreased primarily due to lower sales levels in the current period and to additional warranty costs associated with two customers and higher freight costs in the current period.

      Selling, general and administrative expenses amounted to $19,956,000 (20.1% of net sales) for the nine months ended March 31, 2003 as compared to $23,178,000 (21.2% of net sales) for the same period in the prior fiscal year, a decrease of $3,222,000 or 13.9%. Currency rate fluctuations increased these expenses by $1,000,000 in the current period while the previously noted divestitures of the RHG and the POD businesses decreased selling, general and administrative expenses by $1,167,000. Excluding the effects of currency rate fluctuations and the divestitures of the RHG and the POD businesses, selling, general and administrative expenses would have decreased by $3,055,000. Selling expenses decreased by $1,119,000, which primarily relates to decreased compensation and travel costs associated with the Company's restructuring efforts, partially offset by increased subcontracting and advertising costs. General and administrative expenses decreased by $1,936,000 primarily due to decreased compensation costs primarily as a result of the Company's restructuring efforts. The prior year period included a $439,000 bad debt charge related to accounts receivable from a major OEM customer, interest forgiveness of $112,000 related to a loan to an officer of the Company partially offset by a reversal of approximately $300,000 of previous accruals associated with the Company's profit-sharing contribution.

      Engineering and development expenses increased by $1,355,000 over the same period in the prior fiscal year to $12,445,000 for the nine months ended March 31, 2003 from $11,090,000 for the nine months ended March 31, 2002. Currency rate fluctuations increased these expenses by $1,046,000 in the current period, while the previously noted divestitures of the RHG and the POD businesses further reduced these expenses by $659,000. Excluding the effects of currency rate fluctuations and the previously noted divestitures of the RHG and the POD businesses, engineering and development expenses would have increased by $968,000 in the current period. This increase relates primarily to increased research and development, labor and project costs and to increased travel and subcontracting costs. As a percentage of net sales, engineering and development expenses increased by 2.2% to 12.6% for the nine months ended March 31, 2003 compared to 10.1% for the same period in the prior fiscal year.

      The Company recorded a restructuring charge of $3,404,000 for the nine months ended March 31, 2003. This restructuring charge is comprised of $3,310,000 related to the restructuring plan initiated in August 2002 (the "August 2002 Plan") and $94,000 in additional exit costs, which are expensed as incurred and related to the restructuring plan announced in March 2000 (the "March 2000 Plan"). The initial charge for the August 2002 Plan of $3,241,000 was recorded to account for the estimated costs of employee severance and benefit costs of approximately $2,757,000, approximately $437,000 in lease termination costs and approximately $47,000 in incremental costs associated with product discontinuance. The additional charges of $69,000 recorded during the nine months ended March 31, 2003, relate primarily to product transfer costs, which are being expensed as incurred. The August 2002 Plan includes the closing of one domestic facility, with the related production being shifted to another domestic facility, which was completed in January 2003. The workforce reduction consists of approximately 160 employees in various employee groups worldwide, including production, sales, engineering and administration. The August 2002 Plan is expected to reduce operating costs by approximately $6,900,000 annually after full implementation, which is expected to occur by the end of the current fiscal year ending June 30, 2003.

      Interest expense for the nine months ended March 31, 2003 was $1,817,000 as compared to $1,279,000 for the nine months ended March 31, 2002. Currency rate fluctuations increased interest expense by $104,000 in the current period while the previously noted divestitures of the RHG and the POD businesses further reduced interest expense by $40,000. Excluding the effects of currency rate fluctuations and the divestitures of the RHG and the POD businesses, interest expense would have increased by $474,000. This increase was primarily due to both higher interest rates in effect for the nine months ended March 31, 2003, primarily as a result of the October 30, 2002 credit facility amendment and deferred debt financing cost amortization during the period. Interest income amounted to $199,000 and $214,000 for the nine months ended March 31, 2003 and 2002, respectively. Currency rate fluctuations increased interest income by $24,000 in the current period.

      Net royalty income for the nine months ended March 31, 2003 was $2,468,000 as compared to $3,122,000 for the nine months ended March 31, 2002. The decrease in royalty income is primarily due to a decrease in the number of units sold in the current period by two of the Company's licensees, which was offset by a $250,000 credit relating to a settlement associated with one of the Company's licensees.

      Other income (expense), net amounted to an expense of $494,000 for the nine months ended March 31, 2003 compared to $292,000 for the nine months ended March 31, 2002. Other income (expense), net includes net foreign currency transaction losses of $294,000 and gains of $32,000 for the nine months ended March 31, 2003 and 2002, respectively, of which losses of $5,000 and $77,000, respectively, resulted from the ineffective portions of derivative financial instruments, which qualify as cash flow hedges. Net foreign currency transaction losses in the prior year period included losses of $206,000 associated with certain derivative financial instruments which ceased to qualify as hedges pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and as a result of the RHG divestiture. Other expense, net for the nine months ended March 31, 2003 includes an additional loss on the sale of the RHG of approximately $211,000 as a result of finalizing certain adjustments with the buyer and a credit of $60,000 for an interest rate swap, which no longer qualified as a hedge pursuant to SFAS 133. Other income and expense in the prior year period included a $133,000 charge for an interest rate swap which no longer qualified as a hedge pursuant to SFAS 133 and a $255,000 write-down of deferred financing costs; both were recorded as a result of the renegotiation of the Amended Credit Facility (as defined below under "Liquidity and Capital Resources at March 31, 2003"). Currency rate fluctuations decreased other expenses by $5,000 in the current fiscal year period.

      The Company recorded income tax expense of $235,000 for the nine months ended March 31, 2003 as compared to $317,000 for the nine months ended March 31, 2002. The effective tax rate for the nine months ended March 31, 2003 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations increased the provision for income taxes by $54,000 in the current period.

      Loss from operations of discontinued operations for the nine months ended March 31, 2003 was $253,000 as compared to $263,000 for the nine months ended March 31, 2002 and relates to BKA. The decrease in the loss is primarily the result of reduced revenues and gross profit margins, being more than offset by decreased operating expenses in the current period, as the business is included only for three months in the current year period. A gain on the sale of BKA of $543,000 was recorded in the quarter ended December 31, 2002 as a result of the sale of the entity being completed on October 10, 2002.

      The Company's net loss amounted to $6,620,000 for the nine months ended March 31, 2003, compared to net income of $81,000 for the nine months ended March 31, 2002. Currency rate fluctuations increased the net loss by $11,000 in the current period. Net loss per share amounted to $0.44 basic and diluted for the nine months ended March 31, 2003, as compared to net income per share of $0.01 basic and diluted for the nine months ended March 31, 2002.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the nine months ended March 31, 2003 decreased by $5,615,000, or 5.4%, to $99,153,000 from $104,768,000 for the nine months ended
March 31, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $6,869,000; otherwise, net sales would have decreased by $12,484,000 in the current period.

      Operating loss amounted to $520,000 (0.1% of net sales) for the nine months ended March 31, 2003, as compared to operating income of $5,766,000 (5.5% of net sales) for the same period in the prior fiscal year, a decrease of $6,286,000. Currency rate fluctuations increased the current fiscal year's operating income by $118,000. Otherwise, operating income would have decreased by $6,404,000 in the current period. This decrease is primarily the result of the overall decrease in sales discussed above, and to increased restructuring charges, consulting costs, and engineering and development project costs in the current fiscal year period offset by a $251,000 bad debt charge related to a major OEM customer in the prior fiscal year period. Operating income for the nine months ended March 31, 2003 and 2002, includes restructuring charges of $2,729,000 and $647,000, respectively, associated with both the March 2000 Plan and the August 2002 Plan.

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

CONSOLIDATED RESULTS

      Net sales for the three months ended March 31, 2003 decreased by $6,806,000, or 18.0%, to $31,061,000 from $37,867,000 for the three months ended
March 31, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $3,733,000 in the current period, otherwise, net sales would have decreased by $10,539,000. This decrease is associated with a slowness in the global printing equipment marketplace and was primarily the result of decreased product volumes, principally spray dampening equipment, and sheeters.

      Gross profit for the three months ended March 31, 2003 was $8,104,000 (26.1% of net sales) as compared to $11,983,000 (31.6% of net sales) for the three months ended March 31, 2002, a decrease of $3,879,000 or 32.4%. Currency rate fluctuations increased gross profit by $1,114,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have decreased by $4,993,000. Gross profit as a percentage of net sales decreased primarily due to lower sales levels in the current period and to increased material and freight costs.

      Selling, general and administrative expenses amounted to $6,411,000 (20.6% of net sales) for the three months ended March 31, 2003 as compared to $7,348,000 (19.4% of net sales) for the same period in the prior fiscal year, a decrease of $937,000 or 12.8%. Currency rate fluctuations increased these expenses by $526,000 in the current period, while the previously noted divestures of the RHG and the POD businesses decreased these expenses by $24,000. Otherwise, selling, general and administrative expenses would have decreased by $1,439,000. Selling expenses decreased by $302,000, which primarily relates to decreased compensation and travel costs associated with reduced employment levels. General and administrative expenses decreased by $1,137,000 primarily due to reduced compensation, travel and other employee related costs primarily as a result of the Company's restructuring efforts offset slightly by increased subcontracting costs in the current year period.

      Engineering and development expenses increased by $330,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $489,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $159,000 in the current period. This decrease relates primarily to decreased research and development project and subcontracting costs due primarily to the Company's restructuring efforts. As a percentage of net sales, engineering and development expenses increased by 3.2% to 12.7% for the three months ended March 31, 2003 compared to 9.5% for the same period in the prior fiscal year.

      The Company recorded a restructuring charge of $67,000 for the three months ended March 31, 2003. This restructuring charge represents $39,000 in additional exit costs, which were related to the March 2000 Plan and $28,000 in product transfer costs related to the August 2002 Plan as these costs are expensed as incurred.

      Interest expense for the three months ended March 31, 2003 was $499,000 as compared to $419,000 for the three months ended March 31, 2002. Currency rate fluctuations increased interest expense by $49,000 in the current period. Otherwise, interest expense would have increased by $31,000. This increase was primarily due to both higher interest rates in effect for the three months ended March 31, 2003 as a result of the October 30, 2002 credit facility amendment and deferred debt financing cost amortization during the period. Interest income amounted to $58,000 and $67,000 for the three months ended March 31, 2003 and 2002, respectively. This decrease in interest income is primarily due to decreased funds available for investment. Currency rate fluctuations increased interest income by $14,000 in the current period.

      Net royalty income for the three months ended March 31, 2003 was $1,310,000 as compared to $1,106,000 for the three months ended March 31, 2002. The increase in royalty income is primarily due to a $250,000 credit relating to a settlement associated with one of the Company's licensees.

      Other income (expense), net amounted to expense of $62,000 for the three months ended March 31, 2003 compared to income of $94,000 for the three months ended March 31, 2002. Other income (expense), net includes net foreign currency transaction losses of $111,000 and gains of $88,000 for the three months ended March 31, 2003 and 2002, respectively. Currency rate fluctuations increased other expenses by $14,000 in the current fiscal year period. Other income and expense in the prior year period also included a $151,000 charge for an interest rate swap which no longer qualified as a hedge pursuant to SFAS 133 and a $255,000 write-down of deferred financing costs; both were recorded as a result of the renegotiation of the Amended Credit Facility. Other expense, net for the three months ended March 31, 2003 includes a $122,000 gain related to an adjustment in a portion of the fair value of the Swap which no longer qualified as a hedge.

      The Company recorded an income tax benefit of $387,000 for the three months ended March 31, 2003 as compared to income tax expense of $513,000 for the three months ended March 31, 2002. The effective tax rate for the three months ended March 31, 2003 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations decreased the benefit for income taxes by $23,000 in the current period.

      Loss from operations of discontinued operations for the three months ended March 31, 2003 was zero as compared to $36,000 for the three months ended March 31, 2002.

      The Company's net loss amounted to $1,117,000 for the three months ended March 31, 2003, compared to net income of $1,038,000 for the three months ended March 31, 2002. Currency rate fluctuations increased the net loss by $18,000 in the current period. Net loss per share amounted to $0.07 basic and diluted for the three months ended March 31, 2003, as compared to net income per share of $0.07 basic and diluted for the three months ended March 31, 2002.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the three months ended March 31, 2003 decreased by $6,806,000, or 18.0%, to $31,061,000 from $37,867,000 for the three months ended
March 31, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $3,733,000; otherwise, net sales would have decreased by $10,539,000 in the current period.

      Operating loss amounted to $174,000 (0.1% of net sales) for the three months ended March 31, 2003, as compared to income of $2,540,000 (6.7% of net sales) for the same period in the prior fiscal year, a decrease of $2,714,000. Currency rate fluctuations decreased the current fiscal year's operating income by $61,000. Otherwise, operating income would have decreased by $2,775,000 in the current period. This decrease is primarily the result of the overall decrease in sales discussed above, and to increased restructuring charges and consulting costs in the current fiscal year period. Operating income for the three months ended March 31, 2003 and 2002, includes restructuring charges of $67,000 and $287,000, respectively, associated with both the March 2000 Plan and the August 2002 Plan.

                LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 2003
                          LIQUIDITY AND WORKING CAPITAL

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

      During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to extend the Amended Credit Facility, waive the covenant violations and Term Loan default and extend the forbearance period through July 1, 2003 (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consists of a $17,000,000 revolving credit line

(the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") to reduce outstanding borrowings under the Extended Revolver before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings. At December 31, 2002, the Company had outstanding borrowings of $12,689,000 under the Extended Revolver and Extended Term Loan, plus outstanding letters of credit of $3,150,000. Additionally, beginning in December 2002, and extending through June 2003, the Company is required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and further is required to permanently reduce the Extended Revolver by $5,000,000 on March 30, 2003, but only if the company generates non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing since entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002. The entire outstanding balance of $12,528,000 due under the Extended Revolver and Extended Term Loan has been classified as current as of March 31, 2003 (of which $250,000 was paid through May 15, 2003).

      Interest on the Extended Revolver and the Extended Term Loan is charged at prime plus 2.00% per annum. The Extended Credit Facility is collateralized by a pledge of the capital stock and certain assets, of the Company's domestic subsidiaries. The Extended Credit Facility includes certain restrictions, which limit the incurrence of debt and prohibit dividend payments among other things, and require the Company to satisfy certain financial covenants. These financial covenants, as defined in the Extended Credit Facility, require the Company to achieve minimum operating income of $945,000 for the quarter ended December 31, 2002, $844,000 for the quarter ending March 31, 2003 and $732,000 for the quarter ending June 30, 2003. The Company did not meet the above minimum operating income covenant of $844,000 and the tangible net worth covenant (as defined in the Amended Credit Facility) for the quarter ended March 31, 2003, accordingly, amounts outstanding under the Extended Credit Facility have become payable on demand. The Banks have granted a waiver of these covenant violations for the quarter ended March 31, 2003. The ability to satisfy future covenants depends in part on management's successful execution of the restructuring plans discussed in Note 9 to the consolidated financial statements, and other business factors outside of the control of management. There can be no guarantee that such covenants will be met. Management believes that alternative sources of financing are available to finance the existing facilities beyond July 1, 2003, which the Company is currently pursuing. However, if the Company does not obtain alternative financing prior to the July 1, 2003 maturity date, management will be required to take additional actions. These actions may include reducing operating expenses or selling assets in an effort to meet liquidity needs. There can be no assurances, however, that such actions will be sufficient to meet liquidity needs in the event the demand for immediate payment is made by the Banks.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $20,338,000, including amounts available under the Extended Revolver and the Extended Term Loan. As of March 31, 2003, the Company had $17,511,000 outstanding under these lines of credit including $12,528,000 under the Extended Revolver and the Extended Term Loan. Total debt levels as reported on the balance sheet at March 31, 2003 are $493,000 higher than they would have been if June 30, 2002 exchange rates had been used.

         On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this interest rate swap added $137,000 and $386,000 to interest expense for the three and nine months ended

March 31, 2003, respectively, and $112,000 and $263,000 to interest expense for the three and nine months ended March 31, 2003, respectively.

      The Company's working capital decreased by $15,804,000 or 70.8% from $22,319,000 at June 30, 2002, to $6,515,000 at March 31, 2003. Foreign currency rate fluctuations accounted for an increase of $1,307,000; otherwise, working capital would have decreased by $17,111,000. Working capital decreased primarily due to a portion of long-term debt being reclassified to short-term and to the additional reserve recorded as a result of the Company's restructuring plan initiated in August 2002. Excluding the effects of currency translation, the impacts of the sale of BKA and the portion of long-term debt being reclassified as short-term, working capital would have decreased by $4,157,000 from June 30, 2002 to March 31, 2003. This decrease was primarily the result of reductions in accounts and notes receivable, inventories and prepaid expenses and other current assets, offset partially by reductions in other accrued liabilities due primarily to the active managing of working capital by the Company.

      The Company generated $2,772,000 and $5,085,000 from investing activities for the nine months ended March 31, 2003 and 2002, respectively. The decrease in cash generated by investing activities is primarily the result of the proceeds from the sale of the RHG and the POD businesses in the prior fiscal year period offset by the proceeds from the sale of BKA in the current fiscal year period. Capital expenditures for the nine months ended March 31, 2003 and 2002 were $964,000 and $1,743,000, respectively.

      Net cash used by financing activities was $5,454,000 for the nine months ended March 31, 2003 as compared to $908,000 for the nine months ended March 31, 2002. The difference was primarily due to higher net debt repayments in the current fiscal year period primarily sourced with the proceeds from the sale of BKA.

      On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss' European and Asian subsidiaries are not included in this proceeding. The Company has received timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At March 31, 2003, the Company's consolidated balance sheet included approximately $1,039,000 of trade receivables from Goss, of which approximately $911,000 relates to Goss' European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $721,000 is fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $0 and $634,000 during the nine months ended March 31, 2003 and 2002, respectively.

      During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment. This plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $94,000 and $795,000 for the nine months ended March 31, 2003 and 2002, respectively, related to the March 2000 Plan. These charges relate primarily to additional exit costs, which were expensed as incurred. The restructuring plan is expected to reduce the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to the restructuring, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Severance costs will be paid through the balance of the current fiscal year ending June 30, 2003. Facility lease termination costs will be paid through April 2006. As of March 31, 2003, $749,000 of these restructuring costs are included in "Other accounts payable and accrued liabilities" and $749,000 is included in "Other long-term liabilities."

      In August 2002, the Company announced additional restructuring activities (the "August 2002 Plan") primarily in response to weak market conditions. The August 2002 Plan includes a reduction in employment by approximately 90 people worldwide, as well as plant consolidations. As a result, the Company recorded an initial restructuring charge of $3,241,000 during the nine months ended March 31, 2003. As of March 31, 2003, $1,276,000 is included in "Other accounts payable and accrued liabilities" and $178,000 is included in "Other long-term liabilities" related to the August 2002 Plan. The charge for the August 2002 Plan was recorded to account for the estimated employee severance and benefit costs of approximately $2,757,000, lease termination costs of approximately $437,000 and approximately $47,000 in incremental costs associated with product discontinuance. The additional charges of $69,000 recorded during the nine months ended March 31, 2003 related primarily to product transfer costs, which are being expensed as incurred. The August 2002 Plan is expected to reduce operating costs by approximately $6,900,000 annually after full implementation, which is expected to occur by the end of the current fiscal year ending June 30, 2003. Remaining severance costs of approximately $1,085,000 will be paid through September 2003 and remaining facility lease termination costs of approximately $369,000 will be paid through December 2004.

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

      At March 31, 2003 and June 30, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

      The following summarizes the Company's contractual obligations at March 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                  Fiscal Years ending June 30,

                                             Total at                                                      2008
                                             March                                                         and
                                             31, 2003    2003*    2004       2005      2006      2007   thereafter
                                             -------   -------   -------   -------   -------   -------  ----------
Contractual Obligations:
Loans payable                                $ 4,983   $ 4,983   $     0   $     0   $     0   $     0   $     0
Capital lease obligations                        193        13        55        59        62         4         0
Long-term debt                                13,181       409    12,282       120       120       117       133
Non-cancelable operating lease obligations    14,824     1,165     4,242     3,619     2,834     1,491     1,473
                                             -------   -------   -------   -------   -------   -------   -------
Total contractual cash obligations           $33,181   $ 6,570   $16,579   $ 3,798   $ 3,016   $ 1,612   $ 1,606
                                             =======   =======   =======   =======   =======   =======   =======

*Includes only the remaining three months of the fiscal year ending June 30, 2003.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. There have been no material changes during the nine months ended March 31, 2003.

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

                           PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.60 Employment Agreement dated February 14, 2003 and effective May 12, 2003 between Baldwin Technology Company, Inc. and Karl S. Puehringer (filed herewith).

            10.61 Employment Agreement dated February 14, 2003 and effective January 31, 2003 between Baldwin Technology Company, Inc. and Shaun J. Kilfoyle (filed herewith).

            99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1354 (filed herewith).

            99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1354 (filed herewith).

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 3003.

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

Dated:     May 15, 2003

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

                              /s/Gerald A. Nathe
                              ----------------------------------------
                              Gerald A. Nathe
                              Chairman, President and Chief Executive Officer

Date: May 15, 2003

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

                             /s/Vijay C. Tharani
                             ----------------------------------------
                             Vijay C. Tharani
                             Vice President and Chief Financial Officer

Date: May 15, 2003