Form 10-K
period 2003-06-30
BALDWIN TECHNOLOGY CO INC
filed 2003-10-14
CIK 805792

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2003            COMMISSION FILE NUMBER 1-9334

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Aggregate market value of the of the registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on December 31, 2002 as reported by the American Stock Exchange on that date was $5,926,000.

     Number of shares of Common Stock outstanding at August 31, 2003:

Class A Common Stock...............  12,828,647
Class B Common Stock...............   2,185,883
                                     ----------
  Total............................  15,014,530

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2003 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   26
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   75
Item 9A.  Controls and Procedures.....................................   75
Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   75
Item 11.  Executive Compensation......................................   75
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   75
Item 13.  Certain Relationships and Related Transactions..............   75
Item 14.  Principal Accountant Fees and Services......................   75
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   75

CAUTIONARY STATEMENT -- This Annual Form 10-K may contain statements which constitute "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Annual Report on Form 10-K for the year ended June 30, 2003.

                                     PART I

ITEM 1.  BUSINESS

     Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is a leading global manufacturer of accessories and controls for the printing and publishing industry. The Company offers its customers a broad range of products designed to enhance the quality of printed products and increase the productivity and cost-efficiency of the print manufacturing process while addressing the environmental concerns and safety issues involved in the printing process. Baldwin's products include cleaning systems, fluid management and ink control systems, web press protection systems and drying systems.

     The Company sells its products both to printing press manufacturers who incorporate the Company's products into their own printing systems for sale to printers, and to printers to upgrade the quality and capability of existing and new printing presses. The Company has product development and manufacturing facilities, as well as sales and service operations, in strategic markets worldwide.

     During the first quarter of the fiscal year ending June 30, 2003, the Company committed to a plan to dispose of substantially all of the assets of its Baldwin Kansa subsidiary ("BKA"); the transaction closed on October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000, which approximated the net book value of the assets sold. During the fiscal year ended June 30, 2002, the operating results and future prospects of BKA deteriorated. As a result, the goodwill associated with BKA exceeded the assessment of its fair-value made by the Company, and the Company recorded a goodwill impairment charge of $5,434,000 in the fourth quarter of the fiscal year ended June 30, 2002. BKA is accounted for as a discontinued operation, therefore, for all periods presented, amounts previously reported in continuing operations have been reclassified to reflect BKA as a discontinued operation. For a further discussion, see Note 18 to the Consolidated Financial Statements.

     On November 16, 2001, the Company sold substantially all of the assets of its subsidiary Baldwin Document Finishing Systems, Inc. ("BDF"), the sole operation unit in the Print On-Demand ("POD") business to Finishing and Systems Technology LLC ("FAST"), a new company formed by the management of the POD business. The consideration included the Company retaining a note receivable from FAST in the amount of $137,000 plus interest at 8%, due in three equal annual installments on the anniversary date of the sale. The first installment was due in November 2002, which was not paid, and in May 2003, FAST filed for Chapter 7 bankruptcy protection. As a result, the Company wrote-off the entire amount of the note of $137,000 in May 2003. The remaining assets of the POD business are not material. The revenues and corresponding expenses attributable to the POD business are included in the Company's consolidated financial statements only for the periods that the POD business was owned by the Company. As a result of its decision to sell the POD business, the Company recorded an impairment charge of $687,000 during the fiscal year ended June 30, 2001 to write-off goodwill associated with the POD business. During the fiscal year ended June 30, 2002, the Company recorded a loss on the sale of the POD business of approximately $8,000.

     On September 26, 2001, the Company sold substantially all of the assets of the Roll Handling Group ("RHG"). The revenues and corresponding expenses attributable to the RHG are included in these consolidated financial statements only for the periods that the RHG business was owned by the Company. As a result of the decisions to sell the RHG business, the Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 associated with the write-off of assets, primarily goodwill related to the RHG business. During the fiscal year ended June 30, 2002, The Company recorded a loss on the sale of the RHG business of approximately

$250,000 during the fiscal year ended June 30, 2002 and an additional loss of approximately $211,000 during the fiscal year ended June 30, 2003.

     On September 27, 2000, the Company sold substantially all of the assets of its Baldwin Stobb Division ("BSD"). The revenues and corresponding expenses attributable to BSD are included in the Company's consolidated financial statements only for the periods that BSD was owned by the Company. The Company recorded a loss of $831,000 on the sale of BSD in the fiscal year ended June 30, 2001.

LIQUIDITY

     On August 18, 2003, Baldwin and certain of its subsidiaries, entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or (ii) 11.5% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The Credit Agreement does not require the Company to satisfy any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

     The Company has experienced operating losses and debt covenant violations over the past three fiscal years. As more fully discussed in this Form 10-K, the Company has embarked on restructuring plans and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain businesses, as noted above, the consolidation of other operations and headcount reductions related to the consolidations and weak market conditions. As a result of these actions, combined with the new credit agreement discussed above, management believes that the Company's cash flows from operations, along with available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements over the term of the current financing with Maple. Management further believes that additional actions can be taken to reduce operating expenses and that assets can be sold to meet liquidity needs, if necessary.

INDUSTRY OVERVIEW

     Baldwin operates in a highly fragmented market. The Company defines its business as that of providing accessories and controls for the printing and publishing industry. The Company believes that it produces the most complete line of accessories and controls for the printing and publishing industry.

     The Company's products are used by printers engaged in all commercial printing processes including lithography, flexography and digital printing. The largest share of its business is in offset (lithographic) printing. Offset printing is the largest segment of the domestic and international printing market and is used primarily for printing books, magazines, business forms, catalogs, greeting cards, packaging and newspapers. The Company's products are designed to improve the printing process in terms of both the quality of the finished product as well as its cost efficiency.

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

PRINCIPAL PRODUCTS

     The Company manufactures and sells many different products to printers and printing press manufacturers. The Company's product development efforts are focused on the needs of the printer and the printing press manufacturers. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. As a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the printing industry increases and printers begin to specify certain of the Company's products as part of their accessory and controls equipment package selected when ordering new printing presses. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's products help printers address increasingly demanding requirements for print quality and environmental and safety issues, as well as enhance productivity and reduce materials waste.

     The Company's products range in unit price from under $100 to approximately $50,000. Baldwin's principal products are described below:

     CLEANING SYSTEMS. The Company's Cleaning Systems products clean the cylinders of an offset press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner and Guide Roll Cleaner, all of which reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2003, 2002 and 2001, net sales of Cleaning Systems represented approximately 54.9%, 45.8% and 48.6% of the Company's net sales, respectively.

     FLUID MANAGEMENT SYSTEMS. The Company's Fluid Management Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of the fluids used in the lithographic printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2003, 2002 and 2001, net sales of Fluid Management Systems represented approximately 21.0%, 23.9% and 20.1% of the Company's net sales, respectively.

     OTHER ACCESSORY AND CONTROL PRODUCTS. The Company's Web Press Protection Systems, designed in response to the increasing number of web leads used in printing today's colorful newspapers, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company's Ink Control Systems regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers and Gluing Systems. In the fiscal years ended June 30, 2003, 2002 and 2001, net sales of Other Accessory and Control Products represented approximately 24.1%, 26.2%, 8.0% of the Company's net sales, respectively.

     NEWSPAPER INSERTER EQUIPMENT AND MAILING MACHINE SYSTEMS. Newspaper Inserter Equipment collates and inserts sections and advertising material into newspapers. The cost of materials in the printing industry continues to pressure printers to reduce other costs, particularly labor costs. When manual processes are replaced by newspaper inserters, payback periods as low as six months have been realized by some purchasers of this equipment. Mailing Machine Systems fold, label and prepare newspapers for mailing. These products were produced at the Company's BKA facility. The Company decided to exit this business, and completed the sale of substantially all the assets of BKA on October 10, 2002. For all periods presented, BKA is shown as a discontinued operation and therefore none of BKA's sales are included in the Company's net sales.

     The Company entered the short-run, POD market in January of 1997. This business venture marketed and distributed finishing equipment for the digital printing market. The results of operations for this business were not material for all periods presented. Net sales for the POD business are included for the entire fiscal year ended June 30, 2001, and only for three months in the fiscal year ended June 30, 2002. There were no net sales included for the POD business in the fiscal year ended June 30, 2003. As part of the Company's restructuring plan, the Company exited this market upon the completion of the sale of substantially all the assets of the POD business on November 16, 2001.

     ROLL HANDLING SYSTEMS. The Company's Roll Handling Systems unwind, rewind and splice paper and other substrates supplied to presses in rolls and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows an efficient work flow. The RHG product lines were sold on September 26, 2001. Net sales for the RHG are included for the entire fiscal year ended June 30, 2001, and only for three months in the fiscal year ended June 30, 2002. In the fiscal years ended June 30, 2002 and 2001, net sales of Roll Handling Systems represented approximately 4.1% and 20.1% of the Company's net sales, respectively. There were no sales included for the RHG in the fiscal year ended June 30, 2003.

     MATERIAL HANDLING/STACKING SYSTEMS. The Company's Material Handling/Stacking Systems automate the handling of the printed product. The efficient counting, stacking, packing and compressing of printed materials helps to increase press utilization and productivity, reduce and control waste and decrease pressroom labor requirements. This product line was sold on September 27, 2000, when the Company sold substantially all the assets of BSD. Net sales for BSD are included only for three months in the fiscal year ended June 30, 2001, and represented approximately 3.2% of the Company's net sales. There were no sales included for BSD in the fiscal years ended June 30, 2003 and 2002.

WORLDWIDE OPERATIONS

     The Company believes that it is the only manufacturer of accessories and controls for the printing and publishing industry, which has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia.

     The following table sets forth the percentages of the Company's net sales attributable to its geographic regions for the fiscal years ended June 30, 2003, 2002 and 2001:

                                                           YEARS ENDED JUNE 30,
                                                          -----------------------
                                                          2003     2002     2001
                                                          -----    -----    -----
Americas................................................   20.3%    21.0%    30.4%
Europe..................................................   41.8     42.1     37.9
Asia....................................................   37.9     36.9     31.7
                                                          -----    -----    -----
           Total........................................  100.0%   100.0%   100.0%
                                                          =====    =====    =====

     In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries and a sales office in Brazil. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England and the Netherlands. In Asia, the Company operates through its subsidiaries in India, Japan, China and Australia. All of the Company's subsidiaries are wholly owned except for two subsidiaries, one in which the Company holds a 90% interest, and another in which the Company holds an 80% interest. The sale of the RHG on September 26, 2001 reduced operations in Sweden, China and the United States, while the sale of BKA on October 10, 2002 further reduced operations in the United States.

     For additional information relating to the Company's segments and operations in its three geographic regions, see Note 6 to the Consolidated Financial Statements.

RESTRUCTURING CHARGES

     During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. Accordingly, the Company recorded restructuring charges in the amounts of $220,000, $621,000 and $2,277,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively, related to the March 2000 Plan. The $220,000 relates primarily to additional exit costs, which were expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of accessories and controls to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed, autonomous business units. Given that many of the Company's significant customers have reorganized on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the March 2000 Plan included the centralization of these activities. Product lines that were previously being produced at multiple facilities were consolidated with similar product lines at existing facilities. The former corporate headquarters was vacated and relocated to the Shelton, Connecticut facility to take advantage of the space created by the downsizing at that facility. Severance costs will be paid through October 2003, the majority of which is expected to be paid during the first quarter of the fiscal year ending June 30, 2004. Facility lease termination costs are expected to be paid through April 2006.

     The Company expects to incur approximately $50,000 in additional unaccrued restructuring costs related to the March 2000 Plan during the fiscal year ending June 30, 2004, which will be expensed as incurred. The estimated total cash cost of the restructuring program is expected to be approximately $8,324,000, with approximately $660,000 expected to be spent during the fiscal year ending June 30, 2004 and approximately $971,000 (primarily facility lease costs) expected to be spent over the balance of the terms of the leases extending for approximately three years. The March 2000 Plan was expected to save the Company approximately $8,843,000 annually following full implementation; however, approximately $1,876,000 of this savings was related to the divested RHG, which will not be realized under the March 2000 Plan.

     In response to weak market conditions, in August 2002, the Company announced additional restructuring activities (the "August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an additional restructuring charge of approximately $3,385,000 during the fiscal year ended June 30, 2003 related to the August 2002 Plan. These reductions are expected to reduce operating costs by approximately $7,500,000 annually after the August 2002 Plan is fully implemented, which is expected to occur by the end of October 2003. The Company expects that the severance costs will be paid through December 2003 and approximately $400,000 in lease termination costs will be paid through December 2006. In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed its office in Dunstable, England and is currently running its two separate business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts. The additional costs associated with the expansion of the August 2002 Plan amounted to approximately $400,000, comprised of; $243,000 in severance costs, $130,000 in lease termination costs and $27,000 in other costs associated with this expansion, which will be expensed as incurred. The majority of these costs will be recognized in the first quarter of the fiscal year ended June 30, 2004.

ACQUISITION STRATEGY

     The Company is not currently seeking acquisition targets as the Company is focusing on operating its core business and implementing the cost reductions associated with its restructuring plans. An element of the Company's growth strategy is to eventually make strategic acquisitions of companies and product lines in related business areas. In such case, the Company's acquisition strategy would involve: (i) acquiring entities that will strengthen the Company's position in the accessories and controls segment and whose products can be sold through the Company's existing distribution network; (ii) entering new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company's manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company's strategy would be to integrate the acquired companies processes and controls with those currently existing in the Company's structure with a view towards enhancing sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

     MARKETING AND SALES. While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 67 employees devoted to marketing and sales activities in its three principal worldwide markets and more than 150 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks. The Company markets its products to printing press manufacturers ("OEMs") and to newspaper and commercial printers. For the fiscal year ended June 30, 2003, approximately 45% of the Company's net sales were to OEMs and approximately 55% were directly to printers.

     SUPPORT. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 90 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

     BACKLOG. Backlog represents unfilled product orders, which Baldwin has received from its customers under valid contracts or purchase orders. The Company's backlog was $49,709,000 as of June 30, 2003, $48,707,000 as of June 30, 2002 and $60,589,000 as of June 30, 2001. The above backlog amounts have been adjusted to exclude the backlog of the BKA business, the assets of which were sold on October 10, 2002, as BKA is reported as a discontinued operation. Included in the June 30, 2001 backlog was $10,513,000 related to the Company's former RHG, the assets of which were sold in September 2001.

     CUSTOMERS. For the fiscal year ended June 30, 2003, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 13% of the Company's net sales. The ten largest customers of Baldwin (including KBA) accounted for approximately 46%, 44% and 49%, respectively, of the Company's net sales for the fiscal years ended June 30, 2003, 2002 and 2001. Sales of Baldwin's products are not considered seasonal. Sales in three of the last five years have been greater in the first six months of its fiscal year than in the second six months of its fiscal year (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company believes its research, development and engineering efforts have been an important factor in establishing and maintaining its leadership position in the field of accessories and controls for the printing and publishing industry. The Company has won six Intertech Awards from the Graphic Arts Technical Foundation. The Intertech Award was established in 1978 to recognize technologies that are predicted to have a major impact on the graphic communications industry, but are not yet in widespread use in the marketplace. Baldwin has devoted substantial efforts to adapt its products to almost all models and sizes of printing presses in use worldwide.

     The Company has product development functions at several of its locations. While the Company believes that this approach to research and development has helped the Company to react quickly to meet the needs of its customers, coordination of the Company's product development activities required more centralization, which was accomplished with the Company's restructuring efforts. The restructured organization focuses attention on opportunities within the respective markets, while avoiding duplicative efforts within the Company.

     Baldwin employs approximately 119 persons whose primary function is new product development, application engineering or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 2003, 2002 and 2001 were $16,148,000, $15,451,000 and $17,135,000, respectively, representing approximately 12.0%, 11.0% and 9.9% of the Company's net sales in each fiscal year, respectively.

PATENTS

     The Company owns or licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. Patented products represent a significant portion of the Company's net sales for all periods presented. The Company's patents expire at different times during the next twenty years; however, one significant group of patents, which provide for the majority of the Company's current royalty income, are scheduled to expire in February 2005. The expiration of patents in the near future is not expected to have a material adverse effect on the Company's net sales; however, royalty income and cash flows, are expected to be negatively impacted upon the expiration of this group of patents. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

MANUFACTURING

     The Company conducts its manufacturing operations through a number of operating subsidiaries. In North America, the Company has a manufacturing facility in Kansas. In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany and Sweden. In Asia, Baldwin has manufacturing and assembly facilities in India and Japan.

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

COMPETITION

     Within the highly fragmented printing press accessory industry, the Company produces and markets what it believes to be the most complete line of accessories and controls. Numerous companies, including vertically integrated printing press manufacturers, manufacture and sell products, which compete with one or more of the Company's products. These printing press manufacturers generally have larger staffs and greater financial resources than the Company.

     The Company competes by offering customers a broad product line, coupled with a well-known reputation for the reliability of its products and its commitment to service and after-sale support. The Company's ability to compete effectively in the future will depend upon the continued reliability of its products, after-sale support, its ability to keep its market position with new proprietary technology and its ability to develop new products which meet the demands of the printing and publishing industry.

EMPLOYEES

     At June 30, 2003, the Company employed 533 persons (plus 15 temporary and part-time employees), of which 193 are production employees, 67 are marketing, sales and customer service employees, 209 are research, development, engineering and technical service employees and 64 are management and administrative employees. In Europe, employees are represented by various unions under contracts with indefinite terms. In Sweden, 1, 4, and 11 of the Company's 98 employees, are represented by Ledarna (SALF), Metall, and Svenska Industritjanstemanna Forbundet, respectively. In Germany, 42 of the Company's 191 employees, are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2.  PROPERTIES

     The Company owns and leases various manufacturing and office facilities aggregating approximately 400,000 square feet at June 30, 2003. The table below presents the locations and ownership of these facilities:

                                                         SQUARE   SQUARE     TOTAL
                                                          FEET     FEET     SQUARE
                                                         OWNED    LEASED     FEET
                                                         ------   -------   -------
North America..........................................      0    164,000   164,000
Germany................................................      0    102,000   102,000
Sweden.................................................  13,000    50,000    63,000
England................................................      0      8,000     8,000
Japan..................................................      0     42,000    42,000
All other, foreign.....................................      0     21,000    21,000
                                                         ------   -------   -------
           Total square feet owned and leased..........  13,000   387,000   400,000
                                                         ======   =======   =======

     The Company believes that its facilities are adequate to carry on its business as currently conducted.

ITEM 3.  LEGAL PROCEEDINGS

     Baldwin is involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, and employment matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. However, the outcome of litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of the cases currently in litigation. The Company believes that the ultimate outcome of any such cases will not have a material adverse effect on its results of operations, financial position or cash flows, however, there can be no assurances that an adverse determination would not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders since November 21, 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     (a) PRICE RANGE OF CLASS A COMMON STOCK

     The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "BLD". The following chart sets forth, for the calendar periods indicated, the range of closing prices for the Company's Class A Common Stock on the consolidated market, as reported by the AMEX.

                                                              HIGH     LOW
                                                              -----   -----
2001 (CALENDAR YEAR)
------------------------
First Quarter...............................................  $1.85   $1.28
Second Quarter..............................................  $1.40   $1.15
Third Quarter...............................................  $1.27   $0.88
Fourth Quarter..............................................  $1.50   $0.60
2002 (CALENDAR YEAR)
------------------------
First Quarter...............................................  $1.63   $1.07
Second Quarter..............................................  $1.75   $1.31
Third Quarter...............................................  $1.50   $0.28
Fourth Quarter..............................................  $0.87   $0.20
2003 (CALENDAR YEAR)
------------------------
First Quarter...............................................  $0.65   $0.29
Second Quarter..............................................  $0.71   $0.18
Third Quarter...............................................  $0.79   $0.41
Fourth Quarter (through October 9)..........................  $1.22   $0.45

     (b) CLASS B COMMON STOCK

     The Company's Class B Common Stock has no established public trading market.

     (c) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of August 30, 2003, the number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 311 and 27, respectively. The Company believes, however, that there are approximately 1,800 beneficial owners of its Class A Common Stock.

     (d) DIVIDENDS

     Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company's Board of Directors. However, certain of the Company's debt agreements prohibit the payment of dividends. No dividend in cash or property shall be declared or paid on shares of the Company's Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 13 to the Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's statement of operations and balance sheet data as it relates to the fiscal years ended June 30, 2003, 2002 and 2001 have been derived from the Company's audited financial statements (including the Consolidated Balance Sheets of the Company at June 30, 2003 and 2002 and the related Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 2003, 2002 and 2001 appearing elsewhere herein). Certain transactions have affected comparability, specifically, the Company's disposal of assets of certain businesses. During the fiscal year ended June 30, 2002, the operating results and future prospects of the Baldwin Kansa subsidiary ("BKA") deteriorated. As a result, the goodwill associated with BKA exceeded the assessment of its fair-value made by the Company, and the Company recorded a goodwill impairment charge of $5,434,000 in the fiscal year ended June 30, 2002. In September 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG") and its Print On-Demand ("POD") business. The Company recorded impairment charges related to the RHG and the POD business of $14,831,000 and $687,000, respectively, in the fiscal year ended June 30, 2001 and losses on the sale of the RHG of $250,000 and the POD business of $8,000 in the fiscal year ended June 30, 2002. The Company recorded an additional loss on the sale of RHG of $211,000 in the fiscal year ended June 30, 2003. In September 2000, the Company disposed of substantially all of the assets of its Baldwin Stobb Division ("BSD"). The Company recorded a loss on the sale of BSD of $831,000 in the fiscal year ended June 30, 2001. The revenues and corresponding expenses attributable to these divested operations are included in the consolidated financial statement only for the periods that the businesses were owned by the Company. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." As a result, the Company no longer amortizes goodwill. Goodwill amortization expense amounted to $0, $0, $973,000, $1,028,000 and $995,000 for the fiscal years ended June 30, 2003, 2002, 2001, 2000 and 1999, respectively. The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                    YEARS ENDED JUNE 30,
                                  --------------------------------------------------------
                                    2003        2002        2001        2000        1999
                                  --------    --------    --------    --------    --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................  $134,208    $140,091    $173,308    $189,364    $223,215
Cost of goods sold..............    93,788      98,814     123,546     129,880     154,109
                                  --------    --------    --------    --------    --------
Gross profit....................    40,420      41,277      49,762      59,484      69,106
Selling, general and
  administrative expenses.......    26,953      30,627      37,337      39,497      39,402
Research, development and
  engineering expenses..........    16,148      15,451      17,135      18,118      19,805
Provision for loss on the
  disposition of pre-press
  operations....................       (45)        (86)       (472)          0       2,400
Restructuring charges...........     3,605         621       2,277       5,664         870
Settlement and impairment
  charges.......................     1,250           0      15,518           0           0
                                  --------    --------    --------    --------    --------
Operating (loss) income.........    (7,491)     (5,336)    (22,033)     (3,795)      6,629
Interest expense................     2,411       1,792       2,014       1,819       2,299
Interest (income)...............      (281)       (288)       (288)       (319)       (410)
Royalty (income), net...........    (3,034)     (4,252)     (3,899)     (3,111)     (3,468)
Other (income) expense, net.....     2,251       1,037        (940)         98         284

                                                    YEARS ENDED JUNE 30,
                                  --------------------------------------------------------
                                    2003        2002        2001        2000        1999
                                  --------    --------    --------    --------    --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  --------    --------    --------    --------    --------
(Loss) income from continuing
  operations before income
  taxes.........................    (8,838)     (3,625)    (18,920)     (2,282)      7,924
Provision (benefit) for income
  taxes.........................     2,578       6,684         698      (5,675)      4,514
                                  --------    --------    --------    --------    --------
(Loss) income from continuing
  operations....................   (11,416)    (10,309)    (19,618)      3,393       3,410
Discontinued operations:
  (Loss) income from
     operations.................      (253)       (241)      1,446       1,443       2,215
  Impairment charges............         0      (5,434)          0           0           0
  Gain on sale..................       543           0           0           0           0
                                  --------    --------    --------    --------    --------
Net (loss) income...............  $(11,126)   $(15,984)   $(18,172)   $  4,836    $  5,625
                                  ========    ========    ========    ========    ========
(Loss) income per share from
  continuing operations:
  Basic (loss) income per
     share......................  $  (0.76)   $  (0.69)   $  (1.33)   $   0.22    $   0.20
                                  ========    ========    ========    ========    ========
  Diluted (loss) income per
     share......................  $  (0.76)   $  (0.69)   $  (1.33)   $   0.22    $   0.20
                                  ========    ========    ========    ========    ========
(Loss) income per share from
  discontinued operations:
Basic (loss) income per share...  $   0.02    $  (0.38)   $   0.10    $   0.09    $   0.13
                                  ========    ========    ========    ========    ========
Diluted (loss) income per
  share.........................  $   0.02    $  (0.38)   $   0.10    $   0.09    $   0.13
                                  ========    ========    ========    ========    ========
Weighted average number of
  shares:
  Basic.........................    15,015      14,915      14,787      15,652      16,801
                                  ========    ========    ========    ========    ========
  Diluted.......................    15,015      14,915      14,787      15,652      17,148
                                  ========    ========    ========    ========    ========

                                                          JUNE 30,
                                   -------------------------------------------------------
                                    2003        2002        2001        2000        1999
                                   -------    --------    --------    --------    --------
                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..................  $ 4,064    $ 22,319    $ 22,409    $ 32,575    $ 30,619
Total assets.....................  $96,833    $108,488    $133,890    $160,035    $159,355
Short-term debt..................  $19,548    $ 10,788    $ 14,060    $ 11,316    $ 10,290
Long-term debt...................  $   521    $ 11,873    $  8,428    $ 11,882    $ 16,515
Total debt.......................  $20,069    $ 22,661    $ 22,488    $ 23,198    $ 26,805
Shareholders' equity.............  $26,281    $ 33,754    $ 45,460    $ 70,369    $ 66,540

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL. The following is management's discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin Technology Company, Inc. ("Baldwin" or the "Company").

     During the first quarter of the fiscal year ended June 30, 2003, the Company committed to a plan to dispose of substantially all of the assets of its Baldwin Kansa subsidiary ("BKA"); the transaction closed on October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000, which approximated the net book value of the assets sold.

During the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded an impairment charge of $5,434,000 related to the goodwill associated with this business as the recorded value of this goodwill exceeded the assessment of its fair value made by the Company. For a further discussion, see
Note 18 to the Consolidated Financial Statements. The effects of this transaction on the consolidated financial statements are discussed below where significant. For all periods presented, BKA is reported as a discontinued operation and therefore is not included in the continuing operations of the Company.

     On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG"). The Company recorded an impairment charge during the fiscal year ended June 30, 2001 of approximately $14,831,000 as a result of the write-off of assets, primarily patents and goodwill, associated with this business. The Company recorded a loss of $211,000 and $250,000 on the sale of RHG in the fiscal years ended June 30, 2003 and 2002, respectively. The Company recorded a similar write-off of goodwill of approximately $687,000, during the fiscal year ended June 30, 2001 associated with the Company's Print On-Demand business ("POD") as the Company also exited this business. As a result, the revenues and corresponding expenses attributable to RHG and the POD business are included in these consolidated financial statements only for the periods their operations were owned by the Company. The Company recorded a loss of $8,000 on the sale of the POD business in the fiscal year ended June 30, 2002. The effects of these transactions on the consolidated financial statements are discussed below where significant.

     On September 27, 2000, the Company sold substantially all the assets of its Baldwin Stobb Division ("BSD"). As a result, the revenues and corresponding expenses attributable to BSD are included in these consolidated financial statements only for the periods BSD was owned by the Company. The Company recorded a loss of $831,000 on the sale of BSD in the fiscal year ended June 30, 2001. The effects of this transaction on the consolidated financial statements are discussed below where significant.

     Net sales and operating loss of RHG, POD and BSD as included in the accompanying consolidated financial statements, were as follows for the fiscal years ended June 30:

                                                  2003          2002           2001
                                                ---------    ----------    ------------
Net sales.....................................  $       0    $4,782,000    $ 40,375,000
Operating loss................................  $(164,000)   $ (883,000)   $(14,859,000)

     The Company does not consider its business to be seasonal. For three of the last five fiscal years, sales in the first six months were greater than the last six months. The decline in net sales in the second half of the fiscal year ended June 30, 2003 is primarily due to the global printing and publishing industry economic slowdown. The decline in net sales in the second half of the fiscal year ended June 30, 2002 is primarily due to the global printing and publishing industry economic slowdown following the events of September 11, 2001, and the disposition of the RHG. The decline in net sales in the second half of fiscal 1999 was primarily due to the lower sales to Goss Graphic Systems, Inc. ("Goss") and lower sales volume in the Japanese markets. The following schedule shows the Company's net sales for such six-month periods, adjusted for the treatment of BKA as a discontinued operation over the last five fiscal years to reflect the comparison.

                                                         FIRST SIX       SECOND SIX
FISCAL YEAR                                                MONTHS          MONTHS
-----------                                             ------------    ------------
2003..................................................  $ 68,092,000    $ 66,116,000
2002..................................................  $ 71,692,000    $ 68,399,000
2001..................................................  $ 85,595,000    $ 87,713,000
2000..................................................  $ 93,608,000    $ 95,756,000
1999..................................................  $116,181,000    $107,034,000

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases we issue and other public statements we make from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as "forecast," "believe," "expect," "intend," "anticipate," "should," "plan," "estimate," and "potential," among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in
Exhibit 99 to this Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

     Baldwin believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Baldwin maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Baldwin's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Baldwin provides for the estimated cost of product warranties at the time revenue is recognized. While Baldwin engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Baldwin's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Baldwin's estimates, revisions to the estimated warranty liability would be required. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Baldwin records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charged to income in the period such determination is made. In addition, Baldwin recognizes reserves for contingencies when it becomes probable that such a contingency exists.

     Effective July 1, 2001, Baldwin adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, Baldwin no longer amortizes goodwill but instead tests goodwill for impairment at the reporting unit level, at least annually, by determining the fair value of the reporting unit based on a discounted cash flow model, and comparing it with its book value. If, during the annual impairment review, the book value of the reporting unit exceeds its fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.

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

                                                          YEARS ENDED JUNE 30,
                                                         -----------------------
                                                         2003     2002     2001
                                                         -----    -----    -----
Net sales..............................................  100.0%   100.0%   100.0%
Cost of goods sold.....................................   69.9     70.5     71.3
                                                         -----    -----    -----
Gross profit...........................................   30.1     29.5     28.7
Selling, general and administrative expenses...........   20.1     23.9     21.5
Research, development and engineering expenses.........   12.0     11.0      9.9
Provision for loss on the disposition of pre-press
  operations...........................................    0.0     (0.1)    (0.3)
Restructuring, impairment and settlement charges.......    3.6      0.5     10.3
                                                         -----    -----    -----
Operating loss.........................................   (5.6)    (3.8)   (12.7)
Interest expense.......................................   (1.8)    (1.3)    (1.2)
Interest income........................................    0.2      0.2      0.2
Other income, net......................................    0.6      2.3      2.8
                                                         -----    -----    -----
Loss from continuing operations before income taxes....   (6.6)    (2.6)   (10.9)
Provision for income taxes.............................    1.9      4.8      0.4
                                                         -----    -----    -----
Loss from continuing operations........................   (8.5)    (7.4)   (11.3)
Discontinued operations:
  (Loss) income from operations........................   (0.2)    (0.2)     0.8
  Impairment charge....................................    0.0     (3.8)     0.0
  Gain on sale.........................................    0.4      0.0      0.0
                                                         -----    -----    -----
Net loss...............................................   (8.3)%  (11.4)%  (10.5)%
                                                         =====    =====    =====

FISCAL YEAR ENDED JUNE 30, 2003 VERSUS FISCAL YEAR ENDED JUNE 30, 2002

CONSOLIDATED RESULTS

     NET SALES. Net sales for the fiscal year ended June 30, 2003 decreased by $5,883,000, or 4.2%, to $134,208,000 from $140,091,000 for the fiscal year ended
June 30, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $10,309,000. Otherwise, net sales would have decreased by $16,192,000, of which $4,782,000 relates to the divestiture of the Company's former RHG, BSD and POD businesses. Excluding the divested businesses, and the effects of currency translation, net sales would have decreased by $11,410,000 over the prior fiscal year.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 2003 was $40,420,000 (30.1% of net sales), compared to $41,277,000 (29.5% of net sales)
for the fiscal year ended June 30, 2002, a decrease of $857,000 or 2.1%. Gross profit decreased by $1,040,000 due to the effects of dispositions over the prior fiscal year, and increased by $3,471,000 as a result of fluctuations in currency rates. Excluding the divested businesses and the effects of foreign currency translations, gross profit would have decreased by $3,288,000 over the prior fiscal year, due primarily to decreased sales levels, increased warranty costs and higher freight costs and continuing pricing pressures.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $26,953,000 (20.1% of net sales) for the fiscal year ended June 30, 2003, compared to $30,627,000 (21.9% of net sales) for the prior fiscal year, a decrease of $3,674,000. Currency rate fluctuations increased the current fiscal year's expenses by $1,407,000 and the effect of net dispositions from the prior fiscal year reduced expenses by $1,267,000. Excluding the divested businesses and the effects of the currency translation, selling expenses would have decreased by $892,000 and general and administrative expenses would have decreased by $2,922,000. Selling expenses decreased primarily as a result of reductions in staffing levels and decreases in sales commissions resulting from lower sales volumes. General and administrative expenses decreased primarily as a result of decreased compensation expense associated with reductions in personnel due to the Company's restructuring efforts and reduced incentive compensation expense resulting from the lower profitability of the Company in the current fiscal year, while the prior fiscal year included a $439,000 bad debt charge related to a major OEM customer, additional compensation of $112,000 related to a loan to an officer of the Company, and increased consulting and subcontracting costs.

     ENGINEERING AND DEVELOPMENT EXPENSES. Engineering and development expenses increased by $697,000 over the prior fiscal year. Fluctuations in currency rates increased these expenses by $1,687,000, while the exclusion of costs associated with the divested RHG business reduced these expenses by $659,000; otherwise, these expenses would have decreased by $331,000. The decrease in these expenses relates primarily to decreased research and development labor and project costs and reductions in engineering costs primarily in the United States attributed to reduced personnel costs associated with the planned restructurings. As a percentage of net sales, engineering and development expenses increased by 1.0% to 12.0% for the year ended June 30, 2003 compared to 11.0% for the year ended June 30, 2002.

     RESTRUCTURING AND OTHER CHARGES. Restructuring and other charges consist primarily of restructuring charges of $3,603,000 and a settlement charge of $1,250,000 associated with a customer dispute related to a business unit that was divested in 2000, which is to be settled primarily for product in lieu of cash. The restructuring charges included $220,000 associated with the Company's March 2000 restructuring plan, which were expensed as incurred and $3,385,000 associated with the Company's August 2002 plan. The August 2002 plan consists of $2,840,000 in additional employee severance and benefit costs, $437,000 in lease termination costs, $20,000 in asset write-offs and $88,000 in incremental costs associated with the restructuring plan.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 2003 increased by $619,000 to $2,411,000, compared to $1,792,000 for the fiscal year ended June 30, 2002. Currency rate fluctuations increased interest expense by $156,000 in the current period. The remainder of the increase was due primarily to higher interest rates partially offset by lower long-term debt levels outstanding during the current period, primarily as a result of applying the proceeds from the BKA divestiture to reduce outstanding long-term debt. Interest income was $281,000 and $288,000 for the fiscal years ended June 30, 2003 and June 30, 2002, respectively. Currency rate fluctuations increased interest income by $36,000 in the current period. Other income and expense, net, amounted to an expense of $2,251,000 for the fiscal year ended June 30, 2003 compared to $1,037,000 for the fiscal year ended June 30, 2003. These amounts include foreign currency transaction (losses) gains of $(879,000) and $18,000 for the current and prior periods, respectively. Currency rate fluctuations negatively impacted other income and expense by $240,000 in the current period. The ineffective portions of derivative financial instruments, which qualify as hedges pursuant to SFAS No. 133

"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") amounted to losses of $5,000 and $45,000 for the fiscal years ended June 30, 2003 and 2002, respectively, while derivative financial instruments which do not qualify as hedges pursuant to SFAS 133 amounted to a gain of $200,000 and a loss of $413,000 respectively. Other income and expense in the current fiscal year also includes a $446,000 write-down of deferred financing costs in the current period and an additional $928,000 associated with the pursuit of certain financing and strategic alternatives, and a $211,000 pre-tax loss on the sale of the RHG. The prior year period included a write-down of deferred financing costs of $255,000 and a $250,000 pre-tax loss on the sale of RHG.

     INCOME TAXES. The Company recorded an income tax provision of $2,578,000 for the fiscal year ended June 30, 2003 as compared to $6,684,000 for the fiscal year ended June 30, 2002. Certain items have significantly affected the Company's tax provision. Specifically, in the current year, foreign income taxed at rates higher than the U.S. statutory tax rate and the recording of $4,911,000 and $6,210,000 valuation allowances primarily against certain of its foreign and domestic deferred tax assets resulted in additional tax charges for the fiscal years ended June 30, 2003 and 2002, respectively. Currency rate fluctuations increased the tax provision by $74,000 in the current period.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for the fiscal year ended June 30, 2003 was $11,416,000 as compared to $10,309,000 for the fiscal year ended June 30, 2002, or $0.76 per share, basic and diluted, and $0.69 per share, basic and diluted, respectively. For the current period, currency rate fluctuations increased the net loss by $227,000 and net dispositions decreased the net loss by $735,000. The net loss in the current fiscal year includes a settlement charge related to a customer dispute associated with a business unit that was divested in 2000.

     DISCONTINUED OPERATIONS. Loss from operations of discontinued operations for the year ended June 30, 2003 was $253,000, as compared to $241,000 for the year ended June 30, 2002, and relates to BKA. The increase in the loss is primarily the result of reduced revenues and gross profit margins, being partially offset by decreased operating expenses in the current period, as the business is included only for three months in the current year period. A gain on the sale of BKA of $543,000 was recorded in the quarter ended December 31, 2002 as a result of the sale of the entity being completed on October 10, 2002.

     NET LOSS. The Company's net loss amounted to $11,126,000 for the year ended June 30, 2003, compared to $15,984,000 for the year ended June 30, 2002. Currency rate fluctuations increased the net loss by $227,000 in the current period. Net loss per share amounted to $0.74 basic and diluted for the year ended June 30, 2003, as compared to $1.07 basic and diluted for the year ended June 30, 2002.

OUTLOOK

     The Company's business is highly dependant on sales to OEM press manufacturers, newspaper publishers and commercial printers. During the third quarter of the fiscal year ended June 30, 2002, Baldwin began to see signs of softening demand from its principal customers as the advertising industry, which is typically a leading indicator, had weakened. Baldwin had anticipated reduced demand for its products during the subsequent quarters, which adversely affected revenues and earnings over this period. In an effort to reduce operating costs, the Company entered into a new restructuring plan in August 2002, to reduce total employment worldwide by approximately 160. This restructuring plan allowed the Company to reduce operating costs to a level more commensurate with its revenue stream. However, as the industry continued to soften in the third and fourth quarters of the fiscal year ended June 30, 2003, the Company expanded its restructuring plan in the first quarter of the fiscal year ended June 30, 2004, to further reduce employment by approximately 15 in the

United States and 8 in the United Kingdom. Additionally, the Company closed its office in Dunstable, England, and is currently running its two separate business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts.

FISCAL YEAR ENDED JUNE 30, 2002 VERSUS FISCAL YEAR ENDED JUNE 30, 2001

CONSOLIDATED RESULTS

     NET SALES. Net sales for the fiscal year ended June 30, 2002 decreased by $33,217,000, or 19.2%, to $140,091,000 from $173,308,000 for the fiscal year ended June 30, 2001. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales for the fiscal year ended June 30, 2002 by $5,890,000. Otherwise, net sales would have decreased by $27,327,000, of which $35,593,000 relates to the divestiture of the Company's former RHG, BSD and POD businesses. Excluding the divested businesses, and the effects of currency translation, net sales would have increased by $8,266,000 in the fiscal year ended June 30, 2002 over the fiscal year ended June 30, 2001.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 2002 was $41,277,000 (29.5% of net sales), compared to $49,762,000 (28.7% of net sales)
for the fiscal year ended June 30, 2001, a decrease of $8,485,000 or 17.1%. Gross profit was lower due primarily to the effects of dispositions from the prior fiscal year, which accounted for approximately $9,143,000, to increased warranty costs primarily on spray dampening equipment and continuing pricing pressures. Gross profit decreased by $1,996,000 as a result of fluctuations in currency rates. Excluding the divested businesses and the effects of currency translation, gross profit would have increased by $2,654,000 in the fiscal year ended June 30, 2002 over the fiscal year ended June 30, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $30,627,000 (21.9% of net sales) for the fiscal year ended June 30, 2002, compared to $37,337,000 (21.5% of net sales) for the prior fiscal year, a decrease of $6,710,000. Currency rate fluctuations decreased expenses for the fiscal year ended June 30, 2002 by $857,000 and the effect of net dispositions from the fiscal year ended June 30, 2001 reduced expenses by $4,189,000. Excluding the divested businesses and the effects of currency translation, selling expenses would have increased by $434,000 while general and administrative expenses would have decreased by $2,098,000. Selling expenses increased primarily as a result of higher trade show and advertising costs (including related travel costs), which more than offset reductions in staffing levels and decreases in sales commissions resulting from lower sales volumes. General and administrative expenses decreased primarily as a result of reductions in personnel due to the Company's restructuring efforts, reduced incentive and deferred compensation expenses resulting from the lower profitability of the Company and decreased goodwill amortization expense due to the adoption of SFAS 142. Goodwill amortization expense for the fiscal years ended June 30, 2002 and 2001 amounted to $0 and $973,000, respectively. These decreases were partially offset by an additional $439,000 bad debt charge related to a major OEM customer, additional compensation of $112,000 related to a loan to an officer of the Company, and increased consulting and subcontracting costs in the fiscal year ended June 30, 2002.

     ENGINEERING AND DEVELOPMENT EXPENSES. Engineering and development expenses for the fiscal year ended June 30, 2002 decreased by $1,684,000 over the fiscal year ended June 30, 2001. Fluctuations in currency rates decreased these expenses by $491,000; otherwise, these expenses would have decreased by $1,193,000. The decrease in these expenses relates primarily to the exclusion of costs associated with the divested RHG business and to the reduced engineering costs primarily in the United States attributed to reduced personnel costs associated with the planned restructuring, offset by increased research and development labor and project costs.

     RESTRUCTURING AND OTHER CHARGES. Restructuring and other charges consist primarily of restructuring charges of $621,000 in the fiscal year ended June 30, 2002, while the fiscal year ended June 30, 2001 included restructuring charges of $2,277,000 and asset impairment charges of $15,518,000, primarily patents and goodwill associated with the divestiture of the RHG and POD businesses. The restructuring charges of $621,000 recorded during the fiscal year ended June 30, 2002 were expensed as incurred and included a credit adjustment of $541,000 recorded during the fourth quarter of the fiscal year ended June 30, 2002, relating to severance benefits as those costs were not expected to be paid under this restructuring plan. The $621,000 consists of $115,000 in additional employee severance and benefit costs, $15,000 in facility lease termination costs and $491,000 in incremental costs associated with the restructuring plan.

     INTEREST AND OTHER. Interest expense for the fiscal year ended June 30, 2002 decreased by $222,000 to $1,792,000, compared to $2,014,000 for the fiscal year ended June 30, 2001. Currency rate fluctuations decreased interest expense by $13,000 in the fiscal year ended June 30, 2002. The remainder of the decrease was due primarily to lower interest rates and lower long-term debt levels outstanding during the fiscal year ended June 30, 2002, primarily as a result of applying the proceeds from the RHG divestiture to reduce outstanding long-term debt. Interest income was $288,000 for each of the fiscal years ended June 30, 2002 and June 30, 2001. Currency rate fluctuations decreased interest income by $37,000 for the fiscal year ended June 30, 2002. Other income and expense, net, amounted to an expense of $1,037,000 for the fiscal year ended June 30, 2002 compared to income of $940,000 for the fiscal year ended June 30, 2001. These amounts include foreign currency transaction gains of $18,000 and $334,000 for the fiscal years ended June 30, 2002 and 2001, respectively. Currency rate fluctuations negatively impacted other income and expense by $7,000 for the fiscal year ended June 30, 2002. The ineffective portions of derivative financial instruments, which qualify as hedges pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") amounted to losses of $45,000 and $29,000 for the fiscal years ended June 30, 2002 and 2001, respectively, while derivative financial instruments which do not qualify as hedges pursuant to SFAS 133 amounted to a loss of $413,000 and a gain of $345,000 respectively. Other income and expense also includes a $255,000 write-down of deferred financing costs in the fiscal year ended June 30, 2002, recorded as a result of the renegotiation of the Amended Credit Facility (as defined below under "Liquidity and Capital Resources") and a $250,000 pre-tax loss on the sale of the RHG. The fiscal year ended June 30, 2001 included a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit and an $831,000 pre-tax loss on the sale of BSD.

     INCOME TAXES. The Company recorded an income tax provision of $6,684,000 for the fiscal year ended June 30, 2002 as compared to $698,000 for the fiscal year ended June 30, 2001. Certain items have significantly increased the Company's tax provision. Specifically, in the fiscal year ended June 30, 2002, foreign income taxed at rates higher than the U.S. statutory tax rate and the recording of a $6,210,000 valuation allowance primarily against certain of its domestic deferred tax assets resulted in additional tax charges. Currency rate fluctuations reduced the tax provision by $178,000 in the fiscal year ended June 30, 2002.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for the fiscal year ended June 30, 2002 was $10,309,000 as compared to $19,618,000 for the fiscal year ended June 30, 2001, or $0.69 per share, basic and diluted, and $1.33 per share, basic and diluted, respectively. For the fiscal year ended June 30, 2002, currency rate fluctuations increased the net loss by $487,000 and net dispositions increased the net loss by $2,115,000. Additionally, the fiscal year ended June 30, 2002 includes a $6,210,000 charge related to increased valuation allowances for certain deferred tax assets. The net loss in the fiscal year ended June 30, 2001 includes asset impairment charges of $14,831,000 associated with the sale of the RHG and $687,000 associated with the disposition of the POD business.

     DISCONTINUED OPERATIONS. Loss from operations of discontinued operations for the year ended June 30, 2002 was $241,000 as compared to income of $1,446,000 for the year ended June 30, 2001 and relates to BKA. The increase in the loss is primarily the result of weak market conditions, which resulted in reduced revenues and gross profit margins, being slightly offset by decreased operating expenses in the fiscal year ended June 30, 2002. In the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded an impairment charge of $5,434,000 related to the goodwill associated with BKA, as the recorded value of this goodwill exceeded the assessment of its fair value made by the Company.

     NET LOSS. The Company's net loss amounted to $15,984,000 for the year ended June 30, 2002, compared to $18,172,000 for the year ended June 30, 2001. Currency rate fluctuations increased the net loss by $487,000 in the fiscal year ended June 30, 2002. Net loss per share amounted to $1.07 basic and diluted for the year ended June 30, 2002, as compared to $1.23 basic and diluted for the year ended June 30, 2001.

IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

LIQUIDITY AND CAPITAL RESOURCES

     On August 18, 2003, the Company entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or
(ii) 11.5% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

     Prior to this refinancing with Maple, and on October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the

"Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. The Revolver had associated commitment fees, which were calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the fiscal years ended June 30, 2003, 2002 and 2001 were $4,000, $24,000 and $47,000, respectively.

     The Company has experienced operating and net losses, and debt covenant violations over the past three years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consisted of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 8) plus $464,000 from the Company's cash flows to reduce outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings, subject to a borrowing base calculation. Additionally, beginning in December 2002 and extending through June 2003, the Company was required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing since entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. Additionally, at September 30, 2002 and March 31, 2003, the Company was not in compliance with its debt covenants, and received waivers from the non-compliance. At June 30, 2003, the Company had outstanding borrowings of $16,112,000 under the Extended Revolver and Extended Term Loan and this entire outstanding balance has been classified as current as of June 30, 2003, which was entirely repaid from the proceeds of the refinancing with Maple on August 18, 2003.

     The ability of the Company to achieve and maintain profitability depends in part on management's successful execution of the restructuring plans discussed in Note 5 to the Consolidated Financial Statements and other business factors outside of the control of management. Management believes, although there can be no guarantee, that as the Company's profitability improves, alternative sources of financing will be available to finance the existing facilities at lower interest rates.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities totaling $21,469,000 at June 30, 2003, including amounts available under the Revolver. As of June 30, 2003, the Company had $19,413,000 outstanding under these credit facilities including $16,112,000 under the Revolver and Term Loan. Total debt levels as reported on the balance sheet at June 30, 2003 are $427,000 higher than they would have been if June 30, 2002 exchange rates had been used.

     On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank, which matures on October 30, 2003, to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this interest rate swap added $525,000 and $383,000 to interest expense for the fiscal years ended June 30, 2003 and 2002, respectively and a pre-tax loss of zero and $63,000 ($54,000 after-tax) loss to Other Comprehensive Income ("OCI") at June 30, 2002, respectively.

     The Company's working capital decreased by $18,255,000 or 81.8% from $22,319,000 at June 30, 2002, to $4,064,000 at June 30, 2003. Foreign currency rate fluctuations increased working capital by $2,496,000; otherwise working capital would have decreased by $20,751,000. Working capital decreased primarily due to a portion of the long-term debt being reclassified to short-term, decreases in accounts and notes receivable, inventories and other prepaid expenses, and increases in notes payable, accrued compensation, accrued interest and income taxes payable. Offsetting these items were increases in cash and decreases in loans payable, customer deposits, and accrued expenses. On October 10, 2002, the Company divested its BKA business. The proceeds of $3,736,000 plus $464,000 from the Company's cash flows were utilized to reduce outstanding bank debt by $4,200,000.

     The Company provided $2,366,000 and $4,963,000 for investing activities for the fiscal year ended June 30, 2003, and 2002, respectively. The decrease in the cash provided by investing activities is primarily the result of greater proceeds from the sale of the RHG in the fiscal year ended June 30, 2002, than the proceeds from the sale of BKA in the fiscal year ended June 30, 2003. Net capital expenditures made to meet the normal business needs of the Company for the fiscal years ended June 30, 2003, and June 30, 2002, including commitments for capital lease payments, were $1,370,000 and $2,040,000, respectively. The Company has capital expenditures of approximately $500,000 planned for the fiscal year ending June 30, 2004.

     The net cash used by financing activities was $3,733,000 for the fiscal year ended June 30, 2003 as compared to $2,786,000 for the fiscal year ended June 30, 2002. The difference was primarily caused by higher net repayments of the Company's long-term and short-term debt and additional payments of debt financing costs in the current fiscal year.

     On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss's European and Asian subsidiaries were not included in this proceeding. The Company received timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to monitor the status of all Goss payments. At June 30, 2002, the Company's consolidated balance sheet included approximately $1,979,000 of trade receivables from Goss, of which approximately $1,029,000 relates to Goss's European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $950,000 was fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $439,000 and $536,000 during the fiscal years ended June 30, 2002 and 2001, respectively. The bad debt write-off in the fiscal year ended June 30, 2002 relates to sales made in the fiscal year ended June 30, 2002, prior to the bankruptcy filing. At June 30, 2003, the Company's consolidated balance sheet included approximately $1,687,000 of trade receivables from Goss, of which approximately $966,000 relates to Goss's European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $721,000 is fully reserved. The reserve was decrease of $229,000 was the result of a write-off of an identical amount of domestic accounts receivable of the Company.

     During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $220,000 and $2,277,000 for the fiscal years ended June 30, 2003 and 2002, respectively related to the March 2000 Plan. The $220,000 relates primarily to additional exit costs, which were expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have reorganized on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Product lines that were previously being produced in the Emporia, Kansas, (USA); Shelton, Connecticut, (USA); Malmo, Sweden; Augsburg, Germany; and Lombard, Illinois (USA) facilities, were consolidated with the production facilities located in Augsburg, Germany; Emporia, Kansas (USA) and Malmo, Sweden. Roll handling products previously produced in the Rockford, Illinois (USA) facility were consolidated with similar products designed and manufactured in the Company's facilities in Shanghai, China and Amal, Sweden. These Roll Handling businesses were sold on September 26, 2001. The corporate headquarters was vacated and relocated to the Shelton, Connecticut (USA) facility in order to take advantage of the space created by the downsizing at that facility previously noted. The restructuring charge of $220,000 recorded during the fiscal year ended June 30, 2003 includes approximately $64,000 in employee severance and benefit costs, $149,000 in facility lease termination costs, and $7,000 in additional exit costs related to the March 2000 Plan, which were expensed as incurred. As of June 30, 2003, $660,000 is included in "Other accounts payable and accrued liabilities" and $791,000 is included in "Other long-term liabilities."

     The Company expects to incur approximately $50,000 (primarily insurance and property tax costs related to the leased facilities) in additional unaccrued restructuring costs related to the March 2000 Plan during the fiscal year ending June 30, 2004, which will be expensed as incurred. The estimated total cash cost of the March 2000 Plan is expected to be approximately $8,324,000, with approximately $660,000 expected to be spent during the fiscal year ending June 30, 2004 and approximately $971,000 (primarily facility lease costs) expected to be spent over the balance of the lease terms of approximately three years. The March 2000 Plan was expected to save the Company approximately $8,843,000 annually following full implementation; however, approximately $1,876,000 of this savings was related to the divested RHG, which due to the sale of RHG, will not be realized under the March 2000 Plan.

     In response to weak market conditions, in August 2002, the Company announced additional restructuring activities (the August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an additional restructuring charge of approximately $3,385,000 during the fiscal year ended June 30, 2003 related to the August 2002 Plan. These reductions are expected to reduce operating costs by approximately $7,500,000 annually after the August 2002 Plan is fully implemented, which is expected to occur by the end of December 2003. The Company expects that the severance costs will be paid through December 2003 and approximately $400,000 in lease termination costs will be paid through December 2004. In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed one of its offices in the United Kingdom and is currently running its two separate business operations from one location in an effort to reduce certain redundancy costs. The additional costs associated with the expansion of the August 2002 Plan amounted to approximately $400,000, comprised of; $243,000 in severance costs, $130,000 in lease termination costs and $27,000 in other costs associated with this expansion, which will be expensed as incurred. The majority of these costs will be recognized in the first quarter of the fiscal year ended June 30, 2004.

     During the Company's fiscal year ended June 30, 2002, the German Tax Authority changed its position regarding the taxability of certain intercompany dividends. As a result, several companies, including Baldwin, were assessed additional tax on dividends paid from 1994 through 1996. At this point in time, the proposed assessment would result in a tax charge of approximately $2,570,000 and the elimination of previously reserved tax. However, based on precedent, the Company believes it will prevail in this matter and there will be no material financial impact as a result of the German Tax Authority's change in position. It is expected that the German Tax Authority will assess the Company during the second or third quarter of the fiscal year ended June 30, 2004. Under German tax law, an assessment is payable at the time it is assessed, however, a Company is permitted to request a deferral of the payment from the German Tax Authority through various alternatives. Management believes a deferral will be granted, however no assurances can be given that such deferral will be granted.

     The Company believes however, that its cash flow from operations, along with the available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements over the term of the current financing with Maple.

     At June 30, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company's contractual obligations at June 30, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                           FISCAL YEARS ENDING JUNE 30,
                        ------------------------------------------------------------------
                                                                                 2009 AND
                         TOTAL     2004      2005     2006     2007     2008    THEREAFTER
                        -------   -------   ------   ------   ------   ------   ----------
Contractual
  Obligations:
Loans payable.........  $ 3,301   $ 3,301   $    0   $    0   $    0   $    0      $  0
Capital lease
  obligations.........      262        69       74       74       16       16        13
Long-term debt........   16,768    16,247      129      128      123      113        28
Non-cancelable
  operating lease
  obligations.........   14,252     4,117    3,659    3,132    1,590      929       825
                        -------   -------   ------   ------   ------   ------      ----
Total contractual cash
  obligations.........  $34,583   $23,734   $3,862   $3,334   $1,729   $1,058      $866
                        =======   =======   ======   ======   ======   ======      ====

NEW ACCOUNTING STANDARDS

     See Note 2 to the Consolidated Financial Statements for information concerning new accounting standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company operates internationally and is exposed to certain market risks arising from transactions that in the normal course of business include fluctuations in interest rates and currency exchange rates. While the Company occasionally uses derivative financial instruments in order to manage or reduce these risks, typically currency futures contracts and interest rate swap agreements, the Company does not enter into derivative or other financial instruments for trading or speculative purposes.

INTEREST RATE AND DEBT SENSITIVITY

     As of June 30, 2003, the Company had debt totaling $20,069,000, most of which bears interest at floating rates. The Company entered into an interest rate swap agreement on April 27, 2001, with a notional amount of $15,000,000 and a fixed rate of 4.98%. This interest rate swap matures on October 30, 2003. Interest rate swaps act as hedges of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instruments. As of June 30, 2003, the Company had recorded $197,000 in current liabilities; while gains of $200,000 and losses of $413,000 were recognized in other income in the fiscal years ended June 30, 2003 and 2002, respectively, associated with the changes in the fair value of this interest rate swap.

     The Company performed a sensitivity analysis as of June 30, 2003, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one percentage point increase in interest rates would affect the Company's pre-tax income by approximately $200,000. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

CURRENCY EXCHANGE RATE SENSITIVITY

     The Company derived approximately 80% of its revenues from countries outside of the United States for the fiscal year ended June 30, 2003. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company's policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural overall hedge. The Company adopted the FASB Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of July 1, 2000. As of June 30, 2003, the Company had recorded $5,000 in current liabilities and a loss of $4,000 in other comprehensive income; currency exchange losses of $4,000 and gains of $45,000 were recognized in other income in the fiscal years ended June 30, 2003 and 2002, respectively, associated with these currency exchange forward contracts.

     The Company performed a sensitivity analysis as of June 30, 2003 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company's pre-tax income by approximately $150,000. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company's actual exposures and hedges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Auditors..............................   28

Consolidated Balance Sheets at June 30, 2003 and June 30,
  2002......................................................   29

Consolidated Statements of Operations for the years ended
  June 30, 2003, June 30, 2002 and June 30, 2001............   31

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 2003, June 30, 2002 and June
  30, 2001..................................................   32

Consolidated Statements of Cash Flows for the years ended
  June 30, 2003, June 30, 2002 and June 30, 2001............   33

Notes to Consolidated Financial Statements..................   34

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001.

PricewaterhouseCoopers LLP

Stamford, Connecticut
September 24, 2003

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              JUNE 30,    JUNE 30,
                                                                2003        2002
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents...............................    $ 6,950     $  4,679
  Accounts receivable trade, net of allowance for doubtful
     accounts of $2,286 ($1,994 at June 30, 2002).........     22,102       27,262
  Notes receivable, trade.................................     10,336       13,390
  Inventories.............................................     22,769       24,928
  Deferred taxes..........................................        532          893
  Prepaid expenses and other..............................      4,611        6,581
                                                              -------     --------
           Total current assets...........................     67,300       77,733
                                                              -------     --------
MARKETABLE SECURITIES:
  (Cost $505 at June 30, 2003 and $475 at June 30,
     2002)................................................        407          430
                                                              -------     --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings......................................        914        2,669
  Machinery and equipment.................................      2,896        5,526
  Furniture and fixtures..................................      3,461        3,716
  Leasehold improvements..................................        474          458
  Capital leases..........................................        255          428
                                                              -------     --------
                                                                8,000       12,797
Less: Accumulated depreciation and amortization...........     (2,978)      (6,453)
                                                              -------     --------
Net property, plant and equipment.........................      5,022        6,344
                                                              -------     --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
  less accumulated amortization of $3,824 ($3,432 at June
  30, 2002)...............................................      2,137        2,061
GOODWILL, less accumulated amortization of $3,227 ($3,142
  at June 30, 2002).......................................     10,227        9,618
DEFERRED TAXES............................................      7,453        6,277
OTHER ASSETS..............................................      4,287        6,025
                                                              -------     --------
           TOTAL ASSETS...................................    $96,833     $108,488
                                                              =======     ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             JUNE 30,    JUNE 30,
                                                               2003        2002
                                                             --------    --------
CURRENT LIABILITIES:
  Loans payable..........................................    $  3,301    $  5,372
  Current portion of long-term debt......................      16,247       5,416
  Accounts payable, trade................................      12,249      12,389
  Notes payable, trade...................................       8,168       7,837
  Accrued salaries, commissions, bonus and
     profit-sharing......................................       4,196       3,432
  Customer deposits......................................       3,175       4,765
  Accrued and withheld taxes.............................       2,102       1,719
  Income taxes payable...................................       1,975       1,297
  Other accounts payable and accrued liabilities.........      11,823      13,187
                                                             --------    --------
           Total current liabilities.....................      63,236      55,414
                                                             --------    --------
LONG-TERM LIABILITIES:
  Long-term debt.........................................         521      11,873
  Other long-term liabilities............................       6,795       7,447
                                                             --------    --------
           Total long-term liabilities...................       7,316      19,320
                                                             --------    --------
           Total liabilities.............................      70,552      74,734
                                                             --------    --------
COMMITMENTS AND CONTINGENCIES............................
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
     authorized, 16,458,849 shares issued................         165         165
  Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,185,883 shares issued (4,500,000 at
     June 30, 2002)......................................          21          21
  Capital contributed in excess of par value.............      56,986      56,986
  Retained (deficit) earnings............................     (19,653)     (8,527)
  Accumulated other comprehensive income (loss)..........       1,411      (2,017)
  Less: Treasury stock, at cost:
     Class A -- 3,630,202 shares (3,630,202 at June 30,
     2002)
     Class B -- zero shares (zero shares at June 30,
     2002)...............................................     (12,199)    (12,199)
  Note receivable from key executive for Common Stock
     Issuance............................................        (450)       (675)
                                                             --------    --------
           Total shareholders' equity....................      26,281      33,754
                                                             --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $ 96,833    $108,488
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       For the years ended June 30,
                                                     --------------------------------
                                                       2003        2002        2001
                                                     --------    --------    --------
Net sales..........................................  $134,208    $140,091    $173,308
Cost of goods sold.................................    93,788      98,814     123,546
                                                     --------    --------    --------
Gross profit.......................................    40,420      41,277      49,762
                                                     --------    --------    --------
Operating expenses:
  General and administrative.......................    15,170      18,337      22,725
  Selling..........................................    11,783      12,290      14,612
  Engineering and development......................    16,148      15,451      17,135
  Provision for loss on the disposition of
     pre-press operations..........................       (45)        (86)       (472)
  Restructuring charges............................     3,605         621       2,277
  Settlement charges...............................     1,250           0           0
  Impairment charges...............................         0           0      15,518
                                                     --------    --------    --------
                                                       47,911      46,613      71,795
                                                     --------    --------    --------
Operating loss.....................................    (7,491)     (5,336)    (22,033)
                                                     --------    --------    --------
Other (income) expense:
  Interest expense.................................     2,411       1,792       2,014
  Interest (income)................................      (281)       (288)       (288)
  Royalty (income), net............................    (3,034)     (4,252)     (3,899)
  Other expense (income), net......................     2,251       1,037        (940)
                                                     --------    --------    --------
                                                        1,347      (1,711)     (3,113)
                                                     --------    --------    --------
Loss from continuing operations before income
  taxes............................................    (8,838)     (3,625)    (18,920)
                                                     --------    --------    --------
Provision (benefit) for income taxes:
  Domestic:
     Federal.......................................       500       3,592      (1,067)
     State.........................................         0           0        (447)
  Foreign..........................................     2,078       3,092       2,212
                                                     --------    --------    --------
           Total income tax provision..............     2,578       6,684         698
                                                     --------    --------    --------
Loss from continuing operations....................   (11,416)    (10,309)    (19,618)
Discontinued operations:
  (Loss) income from operations (net of applicable
     income taxes of $0)...........................      (253)       (241)      1,446
  Impairment charge (net of applicable income taxes
     of $0)........................................         0      (5,434)          0
  Gain on sale (net of applicable income taxes of
     $0)...........................................       543           0           0
                                                     --------    --------    --------
Net loss...........................................  $(11,126)   $(15,984)   $(18,172)
                                                     ========    ========    ========
Net (loss) income per share -- basic and diluted
  Continuing operations............................  $  (0.76)   $  (0.69)   $  (1.33)
  Discontinued operations -- (loss) income from
     operations....................................  $  (0.02)   $  (0.02)   $   0.10
  Discontinued operations -- impairment charge.....  $  (0.00)   $  (0.36)   $   0.00
  Discontinued operations -- gain on sale..........  $   0.04    $   0.00    $   0.00
                                                     --------    --------    --------
Net loss per share -- basic and diluted............  $  (0.74)   $  (1.07)   $  (1.23)
                                                     ========    ========    ========
Weighted average shares outstanding:
  Basic............................................    15,015      14,915      14,787
                                                     ========    ========    ========
  Diluted..........................................    15,015      14,915      14,787
                                                     ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                 CLASS A              CLASS B                                  ACCUMULATED
                              COMMON STOCK          COMMON STOCK      CAPITAL IN                  OTHER          TREASURY STOCK
                           -------------------   ------------------   EXCESS OF    RETAINED   COMPREHENSIVE   ---------------------
                             SHARES     AMOUNT    SHARES     AMOUNT   PAR VALUE    EARNINGS       LOSS          SHARES      AMOUNT
                           ----------   ------   ---------   ------   ----------   --------   -------------   ----------   --------
Balance at June 30,
  2000...................  16,458,849    $165    2,000,000    $20      $57,496     $ 25,629      $  (357)     (3,380,419)  $(12,584)
Year ended June 30, 2001:
  Net loss for the
    year.................                                                           (18,172)
  Translation
    adjustment...........                                                                         (6,912)
  Effect of translation
    adjustment on RHG
    sale.................                                                                            961
  Unrealized loss on
    available-for-sale
    securities, net of
    tax..................                                                                            (26)
  Comprehensive loss.....
  Shares received in
    connection with sale
    of business..........                                                                                       (307,000)      (610)
  Purchase of treasury
    stock................                                                                                        (85,400)      (150)
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Balance at June 30,
  2001...................  16,458,849     165    2,000,000     20       57,496        7,457       (6,334)     (3,772,819)   (13,344)
Year ended June 30, 2002:
  Net loss for the
    Year.................                                                           (15,984)
  Translation
    Adjustment...........                                                                          4,073
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                                                                            (23)
  Unrealized gain on
    forward contracts....                                                                            267
  Comprehensive loss.....
  Issuance of Class B
    Common Stock to Key
    Executive............                          185,883      1         (510)                                  189,117      1,184
  Purchase of treasury
    stock................                                                                                        (46,500)       (39)
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Balance at June 30,
  2002...................  16,458,849     165    2,185,883     21       56,986       (8,527)      (2,017)     (3,630,202)   (12,199)
Year ended June 30, 2003:
  Net loss for the
    year.................                                                           (11,126)
  Translation
    adjustment...........                                                                          3,431
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                                                                            (31)
  Unrealized gain on
    forward contracts....                                                                             28
  Comprehensive loss.....
  Reduction in note
    receivable in
    exchange for an equal
    reduction in deferred
    compensation payments
    to be made by the
    Company..............
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Balance at June 30,
  2003...................  16,458,849    $165    2,185,883    $21      $56,986     $(19,653)     $ 1,411      (3,630,202)  $(12,199)
                           ==========    ====    =========    ===      =======     ========      =======      ==========   ========

                           NOTE RECEIVABLE
                              FROM KEY
                            EXECUTIVE FOR
                            COMMON STOCK     COMPREHENSIVE
                              ISSUANCE       INCOME (LOSS)
                           ---------------   -------------
Balance at June 30,
  2000...................
Year ended June 30, 2001:
  Net loss for the
    year.................                      $(18,172)
  Translation
    adjustment...........                        (6,912)
  Effect of translation
    adjustment on RHG
    sale.................                           961
  Unrealized loss on
    available-for-sale
    securities, net of
    tax..................                           (26)
                                               --------
  Comprehensive loss.....                      $(24,149)
                                               ========
  Shares received in
    connection with sale
    of business..........
  Purchase of treasury
    stock................
Balance at June 30,
  2001...................
Year ended June 30, 2002:
  Net loss for the
    Year.................                      $(15,984)
  Translation
    Adjustment...........                         4,073
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                           (23)
  Unrealized gain on
    forward contracts....                           267
                                               --------
  Comprehensive loss.....                      $(11,667)
                                               ========
  Issuance of Class B
    Common Stock to Key
    Executive............       $(675)
  Purchase of treasury
    stock................
                                -----
Balance at June 30,
  2002...................        (675)
Year ended June 30, 2003:
  Net loss for the
    year.................                      $(11,126)
  Translation
    adjustment...........                         3,431
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                           (31)
  Unrealized gain on
    forward contracts....                            28
                                               --------
  Comprehensive loss.....                      $ (7,698)
                                               ========
  Reduction in note
    receivable in
    exchange for an equal
    reduction in deferred
    compensation payments
    to be made by the
    Company..............        (225)
                                -----
Balance at June 30,
  2003...................       $(450)
                                =====

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED JUNE 30,
                                                             ------------------------------
                                                               2003       2002       2001
                                                             --------   --------   --------
Cash flows from operating activities:
  Net loss.................................................  $(11,126)  $(15,984)  $(18,172)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization.........................     1,931      1,860      3,301
     Accrued retirement pay................................       776        706       (182)
     Deferred taxes........................................      (774)     9,449       (868)
     Provision for losses on accounts receivable...........       657      1,107      1,066
     Provision for loss on the disposition of pre-press
        operations.........................................         0        (86)      (472)
     Impairment charges....................................         0      5,434     15,518
     Restructuring charges.................................     3,605        621      2,277
     (Gain) loss from disposition of business..............      (543)       258        831
     Write-off of deferred debt financing costs............       446        255          0
     Settlement charge.....................................     1,250          0          0
     Changes in assets and liabilities, net of effects from
        dispositions:
        Accounts and notes receivable......................     8,586     (1,078)    (5,372)
        Inventories........................................     1,932      2,766     (2,869)
        Prepaid expenses and other.........................     2,221       (538)      (804)
        Other assets.......................................     1,327        548       (218)
        Customer deposits..................................    (1,699)      (401)       642
        Accrued compensation...............................      (103)    (1,791)       (33)
        Payments of restructuring charges..................    (3,721)    (4,053)    (1,129)
        Accounts and notes payable, trade..................      (280)      (993)     3,084
        Income taxes payable...............................       765     (4,254)     1,486
        Accrued and withheld taxes.........................       175        406       (259)
        Other accounts payable and accrued liabilities.....    (2,431)     1,408      2,474
        Interest payable...................................      (266)      (228)       (95)
                                                             --------   --------   --------
Net cash provided (used) by operating activities...........     2,728     (4,588)       206
                                                             --------   --------   --------
Cash flows from investing activities:
  Proceeds from the disposition of businesses, net.........     3,736      7,003      3,985
  Additions of property....................................      (866)    (1,683)    (2,520)
  Additions of patents, trademarks and drawings............      (504)      (357)      (308)
                                                             --------   --------   --------
Net cash provided by investing activities..................     2,366      4,963      1,157
                                                             --------   --------   --------
Cash flows from financing activities:
  Long-term and short-term debt borrowings.................     4,434      8,895     46,894
  Long-term and short-term debt repayments.................    (7,453)    (9,652)   (46,756)
  Promissory note in connection with strategic financing
     alternatives..........................................       412          0          0
  Decrease in book overdraft...............................         0       (914)    (1,315)
  Principal payments under capital lease obligations.......       (49)       (17)        (3)
  Payment of debt financing costs..........................      (785)      (228)
  Other long-term liabilities..............................       120       (831)      (687)
  Treasury stock purchased.................................         0        (39)      (150)
                                                             --------   --------   --------
Net cash used by financing activities......................    (3,321)    (2,786)    (2,017)
                                                             --------   --------   --------
Effect of exchange rate changes............................       498        514       (765)
                                                             --------   --------   --------
Net increase (decrease) in cash and cash equivalents.......     2,271     (1,897)    (1,419)
Cash and cash equivalents at beginning of year.............     4,679      6,576      7,995
                                                             --------   --------   --------
Cash and cash equivalents at end of year...................  $  6,950   $  4,679   $  6,576
                                                             ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest.................................................  $  2,145   $  2,020   $  1,919
  Income taxes.............................................  $  1,941   $  1,493   $  1,830

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION OF BUSINESS:

     Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin" or the "Company") are engaged primarily in the development, manufacture and sale of accessories and controls for the printing and publishing industry.

     The Company has experienced operating losses and debt covenant violations over the past three fiscal years. As more fully discussed in the Notes to the Consolidated Financial Statements, the Company has embarked on restructuring plans (see Note 5) and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain businesses (see Note 8), the consolidation of other operations and headcount reductions related to the consolidations and weak market conditions. As a result of these actions, combined with the refinancing of certain of the Company's debt obligations (see Note 11), management believes that the Company's cash flow from operations, along with available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements over the term of the current financing (see Note 11). Management further believes that additional actions can be taken to reduce operating expenses or that assets can be sold to meet liquidity needs, if necessary.

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

     TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains (losses) credited or charged to "Other expense (income), net" for the fiscal years ended June 30, 2003, 2002 and 2001 were $879,000, $18,000 and $334,000, respectively.

     HEDGING. The Company operates internationally and is exposed to certain market risks arising from transactions that in the normal course of business include fluctuations in interest rates and currency exchange rates. While the Company occasionally uses derivative financial instruments in order to manage or reduce these risks, typically currency futures contracts and interest rate swap agreements, the Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge these exposures. The Company also entered into an interest rate swap agreement to convert a portion of its variable rate debt into fixed rate debt in order to reduce exposure to the changes in interest rates.

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the underlying hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in Other Comprehensive Income ("OCI") and are recognized in the statement of operations when the underlying hedged item affects earnings. Ineffectiveness related to cash flow hedges is recognized in earnings and is included in "Other expense (income), net".

     CONCENTRATION OF CREDIT RISK. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. For the fiscal year ended June 30, 2003, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 13% of the Company's net sales. The Company's ten largest customers accounted for approximately 46%, 44% and 49% of the Company's net sales for each of the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

     MARKETABLE SECURITIES. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of other comprehensive income (loss) included within shareholders' equity. Cost is determined using the average cost method.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $505,000 and $635,000 greater as of June 30, 2003 and 2002, respectively.

     PROPERTY, PLANT AND EQUIPMENT. The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,288,000, $1,423,000 and $1,659,000 for the fiscal years ended June 30,
2003, 2002 and 2001, respectively.

     LONG-LIVED ASSETS. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets

                        BALDWIN TECHNOLOGY COMPANY, INC.

based on expectations of undiscounted cash flows related to those assets. Based on its most recent analysis, the Company believes that no impairment of its long-lived assets exists at June 30, 2003.

     In October 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. SFAS 144 also broadens the definition of what constitutes a discontinued operation and how such results are to be measured and presented. SFAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the earnings or financial position of the Company.

     GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill, representing the excess purchase price over the fair market value of net assets of companies acquired, had been amortized over a period not to exceed 40 years on a straight-line basis and had been reviewed for impairment in accordance with SFAS 121. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company no longer amortizes goodwill. Instead, goodwill is tested for impairment at the reporting unit level at least annually, by determining the fair value utilizing discounted cash flows of the reporting unit and comparing the fair value with its recorded book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit. As required by SFAS No. 142, the Company conducted an initial impairment assessment as of the July 1, 2001 date of adoption and determined that no impairment existed. As discussed in Note 18, a goodwill impairment charge of $5,434,000 was recorded during the year ended June 30, 2002, subsequent to adoption of the standard, related to a reporting unit whose operating results and future prospects deteriorated during that fiscal year. Note 18 also discusses goodwill amortization expense for each period. The Company performed its annual impairment assessment by utilizing a discounted cash flow model and determined that no impairment existed as of June 30, 2003.

     Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 20 years. Amortization expense amounted to $643,000, $437,000 and $669,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

     INCOME TAXES. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount, which the Company expects to realize in the future. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits only as reassessment indicates that it is more likely

                        BALDWIN TECHNOLOGY COMPANY, INC.

than not that these benefits will be realized. In addition, the Company continuously evaluates its tax contingencies and recognizes a liability when it believes that it is probable that a liability exists.

     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable other short and long-term borrowings, and derivative financial instruments. The current carrying amount of these instruments approximates fair market value.

     DEFERRED LOAN ORIGINATION COSTS. At June 30, 2003, these costs were $953,000 less $743,000 of accumulated amortization ($1,427,000 less $786,000 of accumulated amortization at June 30, 2002) and were included in "Other Assets."

     WARRANTY. The Company's standard contractual warranty provisions are to repair or replace, at the Company's option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs at the time of sale and is included in "Cost of goods sold". In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percent of revenue discussed above. The Company has accrued estimated future warranty and customer support obligations of $1,649,000 and $1,516,000 at June 30, 2003 and 2002 respectively, which are included in "Other accounts payable and accrued liabilities" (see Note 21).

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     NET INCOME (LOSS) PER SHARE. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted income (loss) per share includes 0 (zero) shares for each of the fiscal years ended June 30, 2003, 2002 and 2001, respectively, which represent potentially dilutive securities. Outstanding options to purchase 1,285,000 shares, 1,514,000 shares and 1,361,000 shares of the Company's stock, respectively, for the fiscal years ended June 30, 2003, 2002 and 2001 are not included in the above calculation to compute diluted income (loss) per share as they have an anti-dilutive effect.

     COMPREHENSIVE INCOME (LOSS). As shown in the Statement of Changes in Shareholders' Equity, comprehensive income (loss) is a measure of net income
(loss) and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the determination of accrued expenses including warranty, accounts receivable and inventory valuations, useful lives of assets and deferred tax asset valuations. Actual results could differ from those estimates.

     ROYALTY INCOME. The Company owns and licenses a number of patents and patent applications relating to Baldwin's products, some of which provide royalty income to the Company. Patented products represent a significant portion of the Company's net sales for all periods presented. The Company's patents expire at different times during the next twenty years; however, one group of patents, which provide for the majority of the Company's current royalty income, are scheduled to expire in February 2005. The expiration of patents in the near future in general, is not expected to have a material adverse effect on the Company's net sales; however, royalty income and cash flows, are expected to be negatively impacted upon the expiration of this group of patents. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity."

                        BALDWIN TECHNOLOGY COMPANY, INC.

SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 affects the issuer's accounting for certain types of freestanding financial instruments and also requires disclosure about alternative ways of settling the instruments and the capital structure of entities -- all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003 for the Company. SFAS 150 is not expected to have a material impact on the Company's current capital structure, but may in the future should the Company enter into transactions with certain types of freestanding financial instruments.

     In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies (1) the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions made (1) as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS 133, (2) in connection with other projects dealing with financial instruments, and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Generally, SFAS 149 improves financial reporting by (1) requiring that contracts with comparable characteristics be accounted for similarly and (2) clarifying when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is not expected to have a material impact on the Company's operations, cash flows or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The amendment relating to the additional disclosure requirements in the interim financial statements are effective for interim periods beginning after December 14, 2002. SFAS 148 is not expected to have a material impact on the operations or cash flows of the Company. However, additional disclosures have been incorporated into the Company's interim consolidated financial statements beginning with the quarter ended March 31, 2003.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The pro forma net loss and loss per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended June 30, 2003, 2002 and 2001 (in thousands):

                                                 FOR THE YEARS ENDED JUNE 30,
                                          ------------------------------------------
                                              2003           2002           2001
                                          ------------   ------------   ------------
Net loss as reported....................  $(11,126,000)  $(15,984,000)  $(18,172,000)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all
  awards, net of related tax effects....  $   (162,000)  $   (288,000)  $   (372,000)
Pro forma net loss......................  $(11,288,000)  $(16,272,000)  $(18,544,000)
Loss per share as reported (basic and
  diluted)..............................  $      (0.74)  $      (1.07)  $      (1.23)
Pro forma loss per share (basic and
  diluted)..............................  $      (0.75)  $      (1.09)  $      (1.25)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") that required a liability for an exit cost to be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3, especially for facility closure costs. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since SFAS 146 is effective only for new exit or disposal activities, the adoption of this standard will not affect amounts currently reported in the Company's consolidated financial statements. However, the adoption of SFAS 146 could affect the types and timing of costs included in future business consolidation and restructuring programs. The Company has expanded its August 2002 restructuring plan as more fully described in Note 5, and as such has expensed certain costs as incurred in the fiscal year ending June 30, 2004, rather than to accrue the costs of this enhancement into the fiscal year ended June 30, 2003 as would have been the previous treatment under EITF 94-3.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets, excluding goodwill, to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 also requires long-lived assets that are to be abandoned, be treated as held for use and depreciated over their remaining expected lives and broadens the presentation of discontinued operations in the statement of operations to a component of an entity rather than a segment of a business. SFAS 144 was effective for the Company beginning July 1, 2002 and has not materially changed the methods used by the Company to measure impairment losses on long-lived assets, but as a result of the adoption of SFAS 144, BKA has been included as a discontinued operation in the consolidated statements of operations for the year ended

                        BALDWIN TECHNOLOGY COMPANY, INC.

June 30, 2003 and the corresponding amounts relating to BKA for all prior periods presented have been reclassified to conform to this presentation.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34)" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions did not have a material impact on the operations or cash flows of the Company. See Note 21 regarding additional disclosures about the Company's warranty costs.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The initial recognition and measurement provisions of FIN 46 are not expected to have a material impact on the financial position or results of operation of the Company.

     RECLASSIFICATIONS. Certain prior year items have been reclassified to conform to the current year's presentation.

NOTE 3 -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("OCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Accumulated other comprehensive income (loss) consists of the following:

                                                           JUNE 30,     JUNE 30,
                                                             2003         2002
                                                          ----------   -----------
Cumulative translation adjustment.......................  $1,472,000   $(1,959,000)
Unrealized loss on investments, net of deferred Taxes of
  $41,000 ($19,000 at June 30, 2001)....................     (57,000)      (26,000)
Unrealized loss on forward contracts....................      (4,000)      (32,000)
                                                          ----------   -----------
                                                          $1,411,000   $(2,017,000)
                                                          ==========   ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     Subsequent to the sale of the PPO, Kaber and their related domestic subsidiaries filed for protection in the United States under Chapter 11 of the bankruptcy code in February 1999 which caused similar filings in Kaber's foreign subsidiaries including Sweden. During the period of July 1997 through February 1999, Kaber failed to gain the release of the Company from the guarantees which remained in place. In March 1999, the Company was contacted by FPG, the surety bondholder, to fulfill the Company's guarantee of the pension obligation. Neither Kaber, nor their Swedish subsidiaries, which were in liquidation, possessed the financial capability to fulfill its obligation. Based on the demands from FPG, and representatives of the members of the separate plan and Kaber's bankruptcy, the Company recognized a liability for the estimated amount of these obligations in its financial results by establishing a reserve of $2,400,000 in the third quarter of the fiscal year ended June 30, 1999. The Company made payments to FPG in the amount of $1,567,000 during the fiscal year ended June 30, 2000. The Company further reduced the reserve by $472,000 to $361,000, during fiscal 2001, the estimated liability at June 30, 2001 based upon then current negotiations with remaining former employees. The Company paid $275,000 during March 2002 as full settlement of this obligation and further reduced the remaining balance of $86,000 to zero at March 31, 2002. In June 2003, the Company received a distribution of $45,000 from the escrow agent. The Company may in the future receive additional distributions either from the sale of certain assets, or from settlements of the litigation, although amounts are not anticipated to be material and the prospects of collection seem remote at the present time.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 5 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

     During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. Accordingly, the Company recorded restructuring charges in the amounts of $220,000, $621,000 and $2,277,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively related to the March 2000 Plan. The $220,000 relates primarily to additional exit costs, which were expensed as incurred. The initial restructuring charge of $5,664,000 included $509,000 related to asset impairments of property, equipment and certain intangible assets. The March 2000 Plan reduced the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the March 2000 Plan included the centralization of these activities. Products that were previously being produced at multiple facilities were consolidated with similar product lines at existing facilities. The following tables detail the components of the restructuring charges and the remaining reserve balances as of June 30, 2003 and 2002 related to the March 2000 Plan.

     Activity related to the March 2000 Plan in the fiscal year ended June 30, 2002 was as follows:

                                REMAINING      ADDITIONAL     CHARGES      REMAINING
                                 RESERVE      RESTRUCTURING   AGAINST       RESERVE
                              JUNE 30, 2001      CHARGES      RESERVES   JUNE 30, 2002
                              -------------   -------------   --------   -------------
                                                   (IN THOUSANDS)
Severance...................     $3,489           $115        $(3,047)      $  557
Facility lease termination
  costs.....................      2,178             15           (515)       1,678
Other costs.................          0            491           (491)           0
                                 ------           ----        -------       ------
Total program...............     $5,667           $621        $(4,053)      $2,235
                                 ======           ====        =======       ======

     Activity related to the March 2000 Plan in the fiscal year ended June 30, 2003 was as follows:

                         REMAINING      ADDITIONAL     CHARGES                        REMAINING
                          RESERVE      RESTRUCTURING   AGAINST   RECLASSIFICATION      RESERVE
                       JUNE 30, 2002      CHARGES      RESERVE      ADJUSTMENT      JUNE 30, 2003
                       -------------   -------------   -------   ----------------   -------------
Severance............     $  557           $ 36        $ (243)        $(295)           $   55
Facility lease
  termination
  costs..............      1,678            178          (755)          295             1,396
Other costs..........          0              6            (6)            0                 0
                          ------           ----        -------        -----            ------
Total program........     $2,235           $220        $(1,004)       $   0            $1,451
                          ======           ====        =======        =====            ======

     Severance costs will be paid through October 2003, the majority of which is expected to be paid in the first quarter of fiscal 2004. Facility lease termination costs will be paid through April 2006. As

                        BALDWIN TECHNOLOGY COMPANY, INC.

of June 30, 2003, $660,000 is included in "Other accounts payable and accrued liabilities" and $791,000 is included in "Other long-term liabilities" which are discussed below. In June 2003, the Company revised its estimate of severance costs to be paid, and as a result reclassified approximately $295,000 from the severance portion of the liability to the facility lease termination portion of the liability in order to account for the inability of the Company to sublease its facility in Shelton, Connecticut at acceptable terms as initially contemplated in the Company's March 2000 Plan.

     In response to weak market conditions, in August 2002, the Company announced additional restructuring activities (the "August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an initial restructuring charge of approximately $3,385,000 in August 2002 and additional restructuring charges of $144,000 during the balance of the fiscal year ended June 30, 2003 related to the August 2002 Plan. The Company expects that the severance costs will be paid through December 2003 and approximately $400,000 in lease termination costs will be paid through December 2006. The following table details the components of the restructuring charges and the remaining reserve balances as of June 30, 2003 and 2002 related to the August 2002 Plan.

     Activity related to the August 2002 Plan in the fiscal year ended June 30, 2003 was as follows:

                                               ADDITIONAL     CHARGES     REMAINING
                                    INITIAL   RESTRUCTURING   AGAINST      RESERVE
                                    RESERVE      CHARGES      RESERVE   JUNE 30, 2003
                                    -------   -------------   -------   -------------
                                                     (IN THOUSANDS)
Severance.........................  $2,757        $ 36        $(2,535)      $258
Facility lease termination
  costs...........................     437                       (92)        345
Asset impairment..................                  20           (20)          0
Other costs.......................      47          88           (88)         47
                                    ------        ----        -------       ----
Total program.....................  $3,241        $144        $(2,735)      $650
                                    ======        ====        =======       ====

     Severance costs will be paid through December 2003, the majority of which is expected to be paid in the first quarter of fiscal 2004. Lease termination costs will be paid through October 2006, the end of the lease term. As of June 30, 2003, $493,000 is included in "Other accounts payable and accrued liabilities" and $157,000 is included in "Other long-term liabilities.

     In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed its office in Dunstable, England and is currently running its two separate business operations from its Poole, England location in an effort to reduce or eliminate certain costs as pert of its global restructuring efforts. The additional costs associated with the expansion of the August 2002 Plan amounted to approximately $400,000, comprised of; $243,000 in severance costs, $130,000 in lease termination costs and $27,000 in other costs, which will be expensed as incurred. The majority of these costs will be recognized in the first quarter of the fiscal year ended June 30, 2004. Management believes that the nature and scope of these restructuring activities will be sufficient to restore the Company's profitability and cash flow from operations.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 6 -- BUSINESS SEGMENT INFORMATION:

     Operating segments are defined as material components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

     On September 27, 2000, the Company sold substantially all of the assets of BSD and on September 26, 2001 the Company sold substantially all of the assets of the RHG. Together, BSD and the RHG accounted for approximately 91% of net sales and 113% of the operating loss of the Material Handling Group ("MHG") for the fiscal year ended June 30, 2001. The Company also completed the sale of the POD business in November 2001. As a result of the divestitures of these businesses, the Company has realigned its segment structure into one segment, the Accessories and Controls segment.

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

     The tables below present information about reported segments for the years ended June 30, 2003, 2002, and 2001 (in thousands). All prior periods have been restated to conform to the current period's presentation.

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2003       2002       2001
NET SALES:                                                    --------   --------   --------
  Accessories and Controls..................................  $134,208   $135,309   $132,933
  Divested Operations.......................................         0      4,782     40,375
                                                              --------   --------   --------
           Total Net Sales..................................  $134,208   $140,091   $173,308
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2003       2002       2001
OPERATING (LOSS) INCOME: (A)                                  --------   --------   --------
  Accessories and Controls..................................  $  1,284   $  4,402   $  2,540
  Corporate.................................................    (8,656)    (8,941)   (10,186)
  Divested Operations.......................................      (164)      (883)   (14,859)
  Provision for loss on disposal of pre-press operations....        45         86        472
                                                              --------   --------   --------
Total operating loss from continuing operations.............    (7,491)    (5,336)   (22,033)
Interest expense, net.......................................    (2,130)    (1,504)    (1,726)
Royalty income, net.........................................     3,034      4,252      3,899
Other (expense) income, net (b).............................    (2,251)    (1,037)       940
                                                              --------   --------   --------
           Loss from continuing operations before income
              taxes.........................................  $ (8,838)  $ (3,625)  $(18,920)
                                                              ========   ========   ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

---------------------

(a) Operating loss reported for the segments has been reduced by the following special charges:

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                                2003      2002      2001
RESTRUCTURING CHARGES:                                        --------   ------   ---------
  Accessories and Controls..................................   $2,597     $423     $ 1,933
  Corporate.................................................      844      181          44
  Divested Operations.......................................      164       17         300
                                                               ------     ----     -------
           Total restructuring charges......................   $3,605     $621     $ 2,277
                                                               ======     ====     =======

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                                2003      2002      2001
IMPAIRMENT CHARGES:                                           --------   ------   ---------
  Accessories and Controls..................................   $    0     $  0     $     0
  Divested Operations.......................................        0        0      15,518
                                                               ------     ----     -------
           Total asset impairment charges...................   $    0     $  0     $15,518
                                                               ======     ====     =======

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                                2003      2002      2001
SETTLEMENT CHARGE:                                            --------   ------   ---------
  Accessories and Controls..................................   $1,250     $  0     $     0
  Divested Operations.......................................        0        0           0
                                                               ------     ----     -------
           Total settlement charge..........................   $1,250     $  0     $     0
                                                               ======     ====     =======

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                                2003      2002      2001
BAD DEBT CHARGE RELATED TO ONE MAJOR OEM CUSTOMER:            --------   ------   ---------
  Accessories and Controls..................................   $    0     $  0     $    60
  Divested Operations.......................................        0      439         476
                                                               ------     ----     -------
           Total bad debt charge............................   $    0     $439     $   536
                                                               ======     ====     =======

     Two customers, principally of the RHG, accounted for approximately 23% of the Company's net sales for the fiscal year ended June 30, 2001. One of these customers, Goss Graphic Systems, Inc. ("Goss"), which accounted for approximately 11% of the Company's net sales for the fiscal year ended June 30, 2001, filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the United States bankruptcy court, for which the Company recognized bad debt charges of $439,000 and $536,000 for the fiscal years ended June 30, 2002 and 2001, respectively. There were no sales to this customer in the fiscal year ended June 30, 2003.

(b) Other expense, net, of $2,251,000 in the fiscal year ended June 30, 2003 consists primarily of a charge of $1,374,000 associated with the Company refinancing and strategic alternative efforts, a $211,000 loss on the sale of the RHG and currency transaction losses of $879,000. Offsetting these charges is a gain of $200,000 associated with an interest rate swap. Other expense, net, of $1,037,000 in the fiscal year ended June 30, 2002 consists primarily of a loss of $413,000 associated with an interest rate swap, $255,000 of expenses relating to deferred financing costs and a $250,000 loss on the sale of the RHG. Other income, net, of $940,000 in the fiscal year ended June 30, 2001 consists primarily of a pre-tax gain of $1,213,000 related to a favorable settlement of a patent litigation suit, a $345,000 pre-tax gain on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133, and an $831,000 pre-tax loss on the sale of BSD.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                                       AT JUNE 30,
                                                              ------------------------------
                                                                2003       2002       2001
IDENTIFIABLE ASSETS:                                          --------   --------   --------
  Accessories and Controls..................................  $ 85,555   $ 94,079   $ 99,069
  Corporate.................................................    11,269     14,016     24,466
  Divested Operations.......................................         9        393     10,355
                                                              --------   --------   --------
           Total identifiable assets........................  $ 96,833   $108,488   $133,890
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2003       2002       2001
CAPITAL EXPENDITURES:                                         --------   --------   --------
  Accessories and Controls..................................  $  1,358   $  1,877   $  1,832
  Corporate.................................................        12         20        383
  Divested Operations.......................................                  143        613
                                                              --------   --------   --------
           Total capital expenditures.......................  $  1,370   $  2,040   $  2,828
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2003       2002       2001
DEPRECIATION AND AMORTIZATION:                                --------   --------   --------
  Accessories and Controls..................................  $  1,719   $  1,502   $  2,178
  Corporate.................................................       212        302        265
  Divested Operations.......................................                   56        858
                                                              --------   --------   --------
           Total depreciation and amortization..............  $  1,931   $  1,860   $  3,301
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2003       2002       2001
GEOGRAPHIC INFORMATION:                                       --------   --------   --------
  Sales by major country:
  United States.............................................  $ 27,209   $ 29,333   $ 52,422
  Japan.....................................................    48,011     48,646     50,639
  Germany...................................................    32,866     27,527     28,639
  Sweden....................................................     9,265     20,551     25,905
  All other -- foreign......................................    16,857     14,034     15,703
                                                              --------   --------   --------
           Total sales by major country.....................  $134,208   $140,091   $173,308
                                                              ========   ========   ========

                                                                       AT JUNE 30,
                                                              ------------------------------
                                                                2003       2002       2001
LONG-LIVED ASSETS BY MAJOR COUNTRY:                           --------   --------   --------
  United States.............................................  $  3,947   $  5,472   $ 10,762
  Japan.....................................................     5,123      5,176      4,596
  Germany...................................................     4,099      3,425      2,980
  Sweden....................................................     2,875      2,784      1,865
  All other -- foreign......................................     2,179      2,081      2,089
                                                              --------   --------   --------
           Total long-lived assets by major country.........  $ 18,223   $ 18,938   $ 22,292
                                                              ========   ========   ========

     Long-lived assets includes the net book value of; "Property, plant and equipment", "Patents, trademarks and engineering drawings", "Goodwill" and certain other amortizable assets included in "Other assets".

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 7 -- DERIVATIVES:

     During the fiscal year ended June 30, 2003, the Company had currency futures contracts and an interest rate swap agreement that qualified as cash flow hedges; accordingly, the gain or loss was recorded in OCI and will be recognized in income when the hedged item affects earnings. On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the same maturity as the existing credit facility. Included in interest expense for the fiscal years ended June 30, 2003, 2002 and 2001 is the monthly interest payments of $525,000, $383,000 and $19,000, respectively, associated with this Swap.

     The adjustment to the fair value of the Swap at June 30, 2003 resulted in a gain for the fiscal year ended June 30, 2003 of $289,000. Of this amount, $89,000 has been recorded in OCI and the remaining $200,000 has been credited to earnings, which was recorded in "Other income and expense" in the accompanying consolidated statement of operations. As a result of entering into the Amended Credit Facility, as defined in Note 11, which changed various provisions of the original agreement including the maturity date, a portion of the Swap no longer qualified as a hedge pursuant to SFAS 133. Future changes in the fair value of this portion of the Swap will be recorded in earnings through its maturity date of October 30, 2003.

     Hedging ineffectiveness, determined in accordance with SFAS 133, had no material impact on earnings for either of the fiscal years ended June 30, 2003 or 2002. At July 1, 2000, the Company had a derivative that did not qualify as a hedge pursuant to SFAS 133. A $345,000 pre-tax gain was recorded in other income in the first quarter of the fiscal year ended June 30, 2001 related to this derivative instrument. The effect on earnings of the Company's other derivative financial instruments is not material for any fiscal year presented.

     Unrealized net gains (losses) included in OCI are as follows:

                                      JUNE 30, 2003   JUNE 30, 2002
                                      -------------   -------------
Balance at beginning of year........    $(32,000)       $(299,000)
Additional gains (losses), net......      14,000         (102,000)
Amounts reclassified to earnings,
  net...............................      14,000          369,000
                                        --------        ---------
Balance at end of year..............    $ (4,000)       $ (32,000)
                                        ========        =========

     The unrealized net loss of $4,000 at June 30, 2003, is primarily comprised of losses on currency futures contracts and is expected to be reclassified against earnings during the next twelve months. The currency futures contracts expired at various times through August 12, 2003, while the interest rate swap agreement expires on October 30, 2003. Other income and expense, net, for the year ended June 30, 2002, includes a $206,000 loss on certain derivative financial instruments which became speculative and no longer qualified as hedges pursuant to SFAS 133 as a result of the divestiture of the RHG.

NOTE 8 -- SALE OF BUSINESSES AND IMPAIRMENT CHARGES:

     During the first quarter of fiscal 2003, the Company committed to a plan to dispose of substantially all the assets of its Baldwin Kansa subsidiary ("BKA"); the transaction closed on

                        BALDWIN TECHNOLOGY COMPANY, INC.

October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000, which approximated the net book value of the assets sold. As more fully discussed in Note 18, during the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $5,434,000 to write-off goodwill associated with this business. BKA constitutes a discontinued operation in accordance with paragraph 42 of SFAS 144, which became effective on July 1, 2002 for the Company. Accordingly, for all periods presented, amounts previously reported in continuing operations have been reclassified to report BKA as a discontinued operation.

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
                                                              ==========

     During the fourth quarter of fiscal 2001, the Company committed to a plan to dispose of the RHG. On September 26, 2001, the Company sold substantially all of the assets of its RHG. The consideration received for the transaction, subject to certain post-closing adjustments, amounted to approximately $6,800,000. The Company received $1,808,000 at closing and $4,992,000 in October 2001. Accordingly, during the fourth quarter of fiscal 2001, the Company recorded an impairment charge of approximately $14,831,000 relating primarily to goodwill and certain assets of the RHG, including $961,000 of cumulative translation adjustments related to the foreign operations of the RHG, which were reclassified and reflected as part of the impairment charge. During the fiscal years ended June 30, 2003 and 2002, the Company recognized an additional loss of $211,000 and $250,000, respectively on the sale of RHG, which is recorded in other expense.

     Also during the fourth quarter of fiscal 2001, the Company decided to exit the POD business, which resulted in the write-off of $687,000 of goodwill, which was included as part of the impairment charge recorded in the fiscal year ended June 30, 2001. In November 2001, the Company sold substantially all of the assets of its subsidiary Baldwin Document Finishing Systems, Inc. ("BDF"), the sole operation unit in the POD business to Finishing and Systems Technology LLC ("FAST"), a new company formed by the management of the POD business. The consideration included the Company retaining a note receivable from FAST in the amount of $137,000 plus interest at 8%, due in three equal annual installments on the anniversary date of the sale. The first installment was due in November 2002, which was not paid, and in May 2003, FAST filed for Chapter 7 bankruptcy protection. As a result, the Company wrote-off the entire amount of the note of $137,000 in May 2003. The remaining assets of the POD business are not material.

     On September 27, 2000, the Company sold substantially all of the assets of its Baldwin Stobb Division ("BSD") to Systems Technology, Inc., a new company formed by the management of BSD. The consideration received for the transaction, subject to certain post-closing adjustments, was the sum

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     Net sales and operating loss of RHG, POD and BSD combined, which are included in the Company's consolidated financial statements, were as follows for the years ended June 30:

                                                                2003         2002          2001
                                                              ---------   ----------   ------------
Net sales...................................................  $       0   $4,782,000   $ 40,375,000
Operating loss..............................................  $(164,000)  $ (883,000)  $(14,859,000)

NOTE 9 -- INVENTORIES:

     Inventories consist of the following:

                                                         JUNE 30, 2003
                                             --------------------------------------
                                              DOMESTIC      FOREIGN        TOTAL
                                             ----------   -----------   -----------
Raw materials..............................  $3,952,000   $ 7,054,000   $11,006,000
In process.................................      33,000     5,636,000     5,669,000
Finished goods.............................   1,729,000     4,365,000     6,094,000
                                             ----------   -----------   -----------
                                             $5,714,000   $17,055,000   $22,769,000
                                             ==========   ===========   ===========

                                                         JUNE 30, 2002
                                             --------------------------------------
                                              DOMESTIC      FOREIGN        TOTAL
                                             ----------   -----------   -----------
Raw materials..............................  $5,314,000   $ 7,376,000   $12,690,000
In process.................................     741,000     5,340,000     6,081,000
Finished goods.............................   2,307,000     3,850,000     6,157,000
                                             ----------   -----------   -----------
                                             $8,362,000   $16,566,000   $24,928,000
                                             ==========   ===========   ===========

     Foreign inventories increased by $1,636,000 (increased by $2,017,000 in 2002) due to translation rates in effect at June 30, 2003 when compared to rates in effect at June 30, 2002.

NOTE 10 -- LOANS PAYABLE:

                                                             RATE          AMOUNT
                                                        --------------   ----------
LOANS PAYABLE AT JUNE 30, 2003:
Foreign subsidiaries..................................  3.07% (average)  $3,301,000
                                                                         ==========
LOANS PAYABLE AT JUNE 30, 2002:
Foreign subsidiaries..................................  3.62% (average)  $5,372,000
                                                                         ==========

     The maximum amount of loans payable outstanding during the year ended June 30, 2003 was $6,382,000 ($5,372,000 in 2002). Average interest rates are weighted by month and reflect the

                        BALDWIN TECHNOLOGY COMPANY, INC.

monthly amount of short-term borrowing in use and the respective rates of interest thereon. Loans payable increased by $341,000 (increased by $830,000 in 2002), due to translation rates in effect at June 30, 2003 when compared to rates in effect at June 30, 2002. The majority of the loans are uncollateralized, however, certain of these loans are collateralized by the current assets associated with the foreign subsidiaries where the loans are drawn.

NOTE 11 -- LONG-TERM DEBT:

                                              JUNE 30, 2003              JUNE 30, 2002
                                         ------------------------   ------------------------
                                           CURRENT     LONG-TERM     CURRENT      LONG-TERM
                                         -----------   ----------   ----------   -----------
Revolving Credit Facility due July 1
  2003, interest rate 6.00% (2.00% over
  prime)...............................  $ 9,378,000    $      0    $        0   $ 1,150,000
Revolving Credit Facility due July 1
  2003, interest rate 6.00% (2.00% over
  prime)...............................    3,709,000                 5,200,000     6,300,000
Term Loan due July 1, 2003, interest
  rate 6.00% (2.00% over Prime)........    3,025,000                   100,000     3,900,000
Note payable by foreign subsidiary
  through 2008, interest rate 5.95%....      113,000     479,000        98,000       516,000
Notes payable by foreign subsidiary
  through February 2007, interest rates
  ranging from 4.58% to 4.67%..........       22,000      42,000        18,000         7,000
                                         -----------    --------    ----------   -----------
                                         $16,247,000    $521,000    $5,416,000   $11,873,000
                                         ===========    ========    ==========   ===========

     On August 18, 2003, the Company entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or
(ii) 11.5% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

     Prior to this refinancing with Maple, and on October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of

                        BALDWIN TECHNOLOGY COMPANY, INC.

October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. The Revolver had associated commitment fees, which were calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the fiscal years ended June 30, 2003, 2002 and 2001 were $4,000, $24,000 and $47,000, respectively.

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

     The Company has experienced operating and net losses, and debt covenant violations over the past three years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consisted of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 8) plus $464,000 from the Company's cash flows to reduce outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings, subject to a borrowing base calculation. Additionally, beginning in December 2002 and extending through June 2003, the Company was required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing since entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. Additionally, at September 30, 2002 and March 31, 2003, the Company was not in compliance with its debt covenants, and received waivers from the non-compliance. At June 30, 2003, the

                        BALDWIN TECHNOLOGY COMPANY, INC.

Company had outstanding borrowings of $16,112,000 under the Extended Revolver and Extended Term Loan and this entire outstanding balance has been classified as current as of June 30, 2003, which was entirely repaid from the proceeds of the refinancing with Maple on August 18, 2003.

     The ability of the Company to achieve and maintain profitability depends in part on management's successful execution of the restructuring plans discussed in Note 5 to the Consolidated Financial Statements and other business factors outside of the control of management. Management believes, although there can be no guarantee, that as the Company's profitability improves, alternative sources of financing are available to finance the existing facilities at lower interest rates.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $21,469,000, including amounts available under the Revolver. As of June 30, 2003, the Company had $19,413,000 outstanding under these credit facilities including $16,112,000 under the Revolver and Term Loan. Total debt levels as reported on the balance sheet at June 30, 2003 are $427,000 higher than they would have been if June 30, 2002 exchange rates had been used.

     Notes payable, denominated in currencies other than the U.S. dollar, increased by $341,000 ($485,000 in 2002), due to translation rates in effect at June 30, 2003 when compared to translation rates in effect at June 30, 2002. The foreign note due through 2008, with an interest rate of 5.95%, is collateralized by buildings as outlined in the indenture relating to this note.

     Maturities of long-term debt in each fiscal year ending after June 30, 2003 are as follows:

FISCAL YEAR ENDING JUNE 30,
---------------------------
2004........................................................  $16,247,000
2005........................................................      129,000
2006........................................................      128,000
2007........................................................      123,000
2008........................................................      113,000
2009 and thereafter.........................................       28,000
                                                              -----------
                                                              $16,768,000
                                                              ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 12 -- TAXES ON INCOME:

     (Loss) income before income taxes and the (benefit) provision for income taxes are comprised of:

                                                   FOR THE YEARS ENDED JUNE 30,
                                             -----------------------------------------
                                                2003           2002           2001
                                             -----------   ------------   ------------
(Loss) income before income taxes:
     Domestic..............................  $(9,079,000)  $(11,067,000)  $(22,064,000)
     Foreign...............................      241,000      7,442,000      3,144,000
                                             -----------   ------------   ------------
                                             $(8,838,000)  $ (3,625,000)  $(18,920,000)
                                             ===========   ============   ============
(Benefit) provision for income taxes:
  Currently payable:
     Domestic..............................  $ 1,096,000   $ (3,718,000)  $  1,068,000
     Foreign...............................    1,591,000      2,167,000      1,825,000
                                             -----------   ------------   ------------
                                               2,687,000     (1,551,000)     2,893,000
                                             -----------   ------------   ------------
  Deferred:
     Domestic..............................            0      7,310,000     (2,582,000)
                                             -----------   ------------   ------------
     Foreign...............................     (109,000)       925,000        387,000
                                             -----------   ------------   ------------
                                                (109,000)     8,235,000     (2,195,000)
                                             -----------   ------------   ------------
           Total income tax provision......  $ 2,578,000   $  6,684,000   $    698,000
                                             ===========   ============   ============

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2003 and 2002 are as follows:

                                                              JUNE 30, 2003   JUNE 30, 2002
                                                              -------------   -------------
DEFERRED TAX ASSETS (LIABILITIES):
Foreign tax credit carryforwards............................  $  3,853,000    $  3,988,000
Foreign net operating loss carryforwards....................    17,801,000      12,715,000
Domestic net operating loss carryforwards...................     8,706,000       5,724,000
Capital loss carryforwards..................................     1,382,000       1,367,000
Inventories.................................................     2,154,000       1,881,000
Pension.....................................................             0       1,267,000
Restructuring...............................................       747,000         798,000
Other, individually less than 5%............................     4,877,000       4,036,000
Other deferred tax liabilities, individually less than 5%...    (1,892,000)     (1,682,000)
                                                              ------------    ------------
Net Deferred Tax Asset......................................    37,628,000      30,094,000
Valuation Allowance.........................................   (29,643,000)    (22,924,000)
                                                              ------------    ------------
     Total Net Deferred Tax Assets..........................  $  7,985,000    $  7,170,000
                                                              ============    ============

                        BALDWIN TECHNOLOGY COMPANY, INC.

     At June 30, 2003, net operating loss carryforwards of $69,275,000 and $22,735,000, respectively, which may be available to reduce future foreign and domestic taxable income. The majority of the Company's foreign net operating loss ("NOL") carry-forwards have an indefinite carry-forward period, while the domestic NOLs begin to expire in June 2022. In addition, as of June 30, 2003, the Company has capital loss carry-forwards available in the amount of $4,092,000, of which $3,491,000 is domestic and expires at various dates through fiscal 2006. The remainder is available in England and has an indefinite carry-forward period.

     The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." In the fiscal year ended June 30, 2001, the valuation allowance was increased, primarily for capital loss and foreign tax credit carryforwards that are more likely than not to expire unused. In the fiscal year ended June 30, 2002, the valuation allowance increased primarily because the Company did not believe there was sufficient evidence to indicate that the Company would more likely than not realize its domestic deferred tax assets. This increase was partially offset by a reduction in the valuation allowance for previously reserved loss carryforwards that expired unutilized. In the fiscal year ended June 30, 2003, the valuation allowance increased primarily because the Company did not believe there was sufficient evidence to indicate that the Company would more likely than not realize its domestic and certain of its foreign deferred tax assets.

     The Company has not had to provide for income taxes on $19,141,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to indefinitely reinvest those earnings.

     The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based upon the probable outcomes of such matters. In addition, when applicable, the Company adjusts the previously recorded tax expense to reflect examination results. During the Company's fiscal year ended June 30, 2002, the German Tax Authority changed its position regarding the taxability of certain intercompany dividends. As a result, several companies, including Baldwin, were assessed additional tax on dividends paid from 1994 through 1996. At this point in time, the proposed assessment would result in a tax charge of approximately $2,570,000 and the elimination of previously reserved tax losses. However, based on precedent, the Company believes it will prevail in this matter and there will be no material financial impact as a result of the German Tax Authority's change in position. It is expected that the German Tax Authority will assess the Company during the second or third quarter of the fiscal year ended June 30, 2004. Under German tax law, an assessment is payable at the time it is assessed, however, a Company is permitted to request a deferral of the payment from the German Tax Authority through various alternatives. Management believes a deferral will be granted, however no assurances can be given that such deferral will be granted.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The reconciliation of the computed "expected" (benefit) provision (determined by applying the United States Federal statutory income tax rate of 34% to (loss) income before income taxes) to the actual tax provision is as follows:

                                                  FOR THE YEARS ENDED JUNE 30,
                                             ---------------------------------------
                                                2003          2002          2001
                                             -----------   -----------   -----------
Computed "expected" tax benefit............  $(2,906,000)  $(1,314,000)  $(5,941,000)
Permanent differences......................      707,000       147,000       930,000
State income taxes, net of federal income
  tax benefit..............................     (312,000)     (396,000)     (295,000)
Foreign withholding tax....................      393,000       468,000       506,000
Foreign income taxed at rates higher than
  the U.S. statutory rate..................      382,000     2,268,000       653,000
Change in deferred tax asset valuation
  allowance, net of changes in other
  reserves.................................    4,911,000     5,395,000       623,000
Non-deductible goodwill impairment
  charge...................................            0             0     3,735,000
Pre-press divestiture......................            0             0       160,000
Other reconciling items....................     (597,000)      116,000       327,000
                                             -----------   -----------   -----------
           Total income tax provision......  $ 2,578,000   $ 6,684,000   $   698,000
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

     With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of June 30, 2003, the number of outstanding shares of Class B constituted approximately 14.6% (14.6% as of June 30, 2002) of the total number of outstanding shares of both classes of Common Stock.

     Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B.

     In November 1999, the Company initiated a new stock repurchase program. Under the new program, the Company is authorized to utilize up to $5,000,000 to repurchase Class A. As of June 30, 2003, 818,300 shares of Class A and 25,000 shares of Class B had been repurchased for $1,784,000, of

                        BALDWIN TECHNOLOGY COMPANY, INC.

which $1,721,000 was used to purchase Class A and $63,000 was used to purchase Class B under this new program. There was no activity under this repurchase program during the fiscal year ended June 30, 2003.

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

     In August 2002, the Board of Directors approved an amendment to the 1996 Plan to: (a) increase the total number of shares of Class A that may be issued pursuant to Options (as defined in the 1996 Plan) from 875,000 shares to 1,875,000 shares; (b) prohibit the granting of Options to purchase any shares of Class B under the 1996 Plan after the date of the next annual meeting of the Company's stockholders, (c) provide that Eligible Directors shall be eligible to receive Options under the 1996 Plan and (d) make certain other technical and clarifying amendments. The stockholders approved the amendment to the 1996 Plan on November 21, 2002.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Also in August 2002, the Board of Directors authorized the grant under the 1996 Plan, on the day after the next annual meeting of the Company's stockholders and on the day after each succeeding annual meeting of the Company's stockholders, to each Eligible Director, of an Option to purchase 5,000 shares of Class A of the Company at an exercise price per share equal to 100% of the fair market value of a share of Class A on the date such Option is granted.

     On August 13, 2002, the Compensation and Stock Option Committee of the Board of Directors (the "Committee") granted non-qualified options to purchase 154,500 shares of Class A to certain executives and key personnel under the 1996 Plan at an exercise price of $0.82 per share, the fair market value on the date of the grant.

     On November 22, 2002, the Committee granted non-qualified options to purchase 25,000 shares of Class A under the 1996 Plan at an exercise of price of $0.58 per share, the fair market value on the date of the grant.

     The 1998 Non-Employee Directors' Stock Option Plan (the "1998 Plan") provides for the issuance of options to purchase up to an aggregate of 250,000 shares of Class A to each Eligible Director. Under the 1998 Plan, each year, each Eligible Director receives a grant of options to purchase 3,000 shares of Class A. The options are granted at the fair market value on the date of grant, and vest one-third per year on each succeeding anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant and canceled shares become available for future grants. The 1998 Plan was terminated on November 21, 2002 provided, however, that outstanding options under the 1998 Plan will continue to be subject to the terms thereof.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                               THE 1986 PLAN                                       THE 1990 PLAN
                             --------------------------------------------------   -----------------------------------------------
                                                                    WEIGHTED                                          WEIGHTED
                                                                  AVERAGE PRICE                                     AVERAGE PRICE
                                                    OPTION PRICE  -------------                       OPTION PRICE  -------------
                              CLASS A    CLASS B       RANGE        A       B     CLASS A   CLASS B      RANGE        A       B
                             ---------   --------   ------------  -----   -----   -------   -------   ------------  -----   -----
Outstanding at June 30,
 2000......................    949,667    400,000   $3.00-$9.84   $4.47   $6.60    24,070     3,286   $2.56-$6.88   $4.48   $5.57
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................
Canceled...................   (184,167)   (30,000)  $3.00-$9.84   $4.58   $8.23    (1,760)     (360)  $3.75-$4.69   $3.75   $4.69
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2001......................    765,500    370,000   $3.00-$8.75   $4.44   $6.46    22,310     2,926   $2.56-$6.88   $4.54   $5.68
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................
Canceled...................   (205,000)  (215,000)  $3.00-$8.75   $4.79   $6.42    (3,549)     (570)  $2.56-$6.41   $4.29   $5.52
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2002......................    560,500    155,000   $3.00-$6.72   $4.32   $6.52    18,761     2,356   $2.56-$6.88   $4.61   $5.72
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................
Canceled...................   (147,500)             $3.00-$5.63   $5.00            (6,237)     (880)  $2.56-$6.88   $4.58   $5.71
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2003......................    413,000    155,000   $3.00-$6.72   $4.07   $6.52    12,524     1,476   $2.56-$6.88   $4.59   $5.73
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Exercisable at June 30,
 2003......................    413,000    155,000   $3.00-$6.72   $4.07   $6.52    12,524     1,476   $2.56-$6.88   $4.59   $5.73
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Available for future option
 grants at June 30, 2003...          0          0                                       0         0
                             =========   ========                                 =======   =======

                                               THE 1996 PLAN                                       THE 1998 PLAN
                             --------------------------------------------------   -----------------------------------------------
                                                                    WEIGHTED                                          WEIGHTED
                                                                  AVERAGE PRICE                                     AVERAGE PRICE
                                                    OPTION PRICE  -------------                       OPTION PRICE  -------------
                              CLASS A    CLASS B       RANGE        A       B     CLASS A   CLASS B      RANGE        A       B
                             ---------   --------   ------------  -----   -----   -------   -------   ------------  -----   -----
Outstanding at June 30,
 2000......................    570,000          0   $2.19-$5.50   $3.58   $0.00    36,000         0   $2.25-$5.50   $3.88   $0.00
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................                                                        15,000                $1.50      $1.50   $0.00
Canceled...................   (151,667)             $2.25-$5.50   $3.20
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2001......................    418,333          0   $2.19-$5.50   $3.71   $0.00    51,000         0   $1.50-$5.50   $3.18   $0.00
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................    457,500              $1.05-$1.15   $1.06            15,000                $1.13      $5.50
Canceled...................   (158,333)             $2.19-$5.50   $3.39            (6,000)               $3.88      $3.88
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2002......................    717,500          0   $1.05-$5.50   $2.09   $0.00    60,000         0   $1.13-$5.50   $2.60   $0.00
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................    179,500              $0.58-$0.82   $0.79                 0
Canceled...................   (242,500)             $1.05-$5.50   $1.96           (12,000)            $1.50-$5.50   $2.75
Exercised..................          0
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2003......................    654,500          0   $0.58-$5.50   $1.78   $0.00    48,000        --   $1.13-$5.50   $2.56   $0.00
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Exercisable at June 30,
 2003......................    147,500          0   $3.00-$5.50   $3.74   $0.00    22,667         0   $1.50-$5.50   $3.86   $0.00
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Available for future option
 grants at June 30, 2003...  1,220,500          0                                       0         0
                             =========   ========                                 =======   =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2003:

                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
---------------------------------------------------------   ----------------------
                                  WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
  RANGE OF       NUMBER OF        AVERAGE        AVERAGE        OF        AVERAGE
  EXERCISE      OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
   PRICES         OPTIONS     CONTRACTUAL LIFE    PRICE       OPTIONS      PRICE
-------------   -----------   ----------------   --------   -----------   --------
$0.58 - $3.75..   719,500        7.1 years        $1.59       208,833      $2.95
$3.88 - $5.63..   408,842        1.6 years        $4.61       387,175      $4.56
$5.88 - $6.88..   156,158        1.8 years        $6.52       156,158      $6.52

     The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), on July 1, 1996, electing the disclosure only provisions of that statement. Accordingly, no charge for compensation has been recorded for stock based employee awards. In accordance with SFAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1995. Due to the vesting schedule of options granted under each of the stock option plans, as well as the exclusion of the fair value of options granted prior to July 1, 1995, the fair value of compensation cost calculated to disclose pro forma financial information may not be representative of that to be expected in future years. The fair value method of calculating the value of each option granted subsequent to June 30, 1995 was estimated as of the option grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to calculate the estimated fair value of the options by the pricing model for the fiscal years ended June 30, 2003, 2002 and 2001: the forfeiture rates and dividend yields were 0% (none) and the expected lives were five years for each of the fiscal years ended June 30, 2003, 2002 and 2001, the weighted average risk free interest rates were 3.26% for 2003, 4.52% for 2002 and 5.70% for 2001, and the average volatility was 66.12% for 2003, 54.76% for 2002 and 50.61% for 2001.

     On January 1, 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 148, "Accounting for Stock-Based Compensation -- transition and disclosure" ("SFAS 148"), which amended certain provisions of SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. Baldwin continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for stock-based compensation. In accordance with APB 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant. The exercise price for all stock option grants equals the fair market value on the date of grant, therefore no compensation expense is recorded.

     The pro forma net loss and loss per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the

                        BALDWIN TECHNOLOGY COMPANY, INC.

fair value recognition provisions of SFAS 123 for the years ended June 30, 2003, 2002 and 2001 (in thousands):

                                                   FOR THE YEARS ENDED JUNE 30,
                                            ------------------------------------------
                                                2003           2002           2001
                                            ------------   ------------   ------------
Net loss as reported......................  $(11,126,000)  $(15,984,000)  $(18,172,000)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects..............  $   (162,000)  $   (288,000)  $   (372,000)
Pro forma net loss........................  $(11,288,000)  $(16,272,000)  $(18,544,000)
Loss per share as reported (basic and
  diluted)................................  $      (0.74)  $      (1.07)  $      (1.23)
Pro forma loss per share (basic and
  diluted)................................  $      (0.75)  $      (1.09)  $      (1.25)

NOTE 15 -- SUPPLEMENTAL COMPENSATION:

     Subsidiaries within the Americas maintained profit sharing, savings and retirement plans. The Company previously had three domestic profit sharing plans; The Enkel Corporation Retirement Plan (the "Enkel Plan"), the Kansa Corporation Profit-Sharing/401K Plan and Trust (the "Kansa Plan") and the Baldwin Technology Profit-Sharing and Savings Plan (the "Baldwin Plan"). The Enkel Plan, which covered the domestic employees of the divested RHG, was terminated in accordance with the provisions of the Enkel Plan. The Company amended the Baldwin Plan to allow for combining the remaining two plans, the Baldwin Plan and the Kansa Plan into one plan, the Baldwin Plan, effective January 1, 2002. The amendments also included a change in both the vesting terms and timing of the Company's contribution to the Baldwin Plan. Previously, the Company's contribution was discretionary and made on an annual basis, based on the profitability of the Company and the participants vested in the Company's contribution according to a 7-year vesting schedule. The changes enabled the Company to match up to 5% of eligible compensation and the participants' interest in the Company's contribution to vest immediately. Participant contributions are made on a weekly basis, while the Company's matching contributions are made on a quarterly basis. However, on October 10, 2002, the Company sold the assets of BKA, which included employees covered under the Kansa Plan, and recorded the operation as a discontinued operation in accordance with SFAS 149. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2003       2002       2001
                                                     --------   --------   --------
Baldwin Technology Corporation and Baldwin Graphic
  Systems, Inc. ...................................  $247,000   $127,000   $205,000
Baldwin Kansa Corporation (reported under
  discontinued Operations).........................    25,000     34,000    211,000
Baldwin Enkel Corporation..........................         0          0     61,000
                                                     --------   --------   --------
           Total expense...........................  $272,000   $161,000   $477,000
                                                     ========   ========   ========

     Company contributions to each of the above plans were discretionary and subject to approval by their respective Boards of Directors. The assets of the above plans were (and for the Baldwin Plan, are)

                        BALDWIN TECHNOLOGY COMPANY, INC.

invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company, which constitutes approximately 1% of the total assets of the Baldwin Plan at June 30, 2003.

     Certain subsidiaries and divisions within Europe maintain pension plans. The assets of the following plans are invested primarily in insurance contracts, government securities, and guaranteed investment contracts. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2003       2002       2001
                                                     --------   --------   --------
Baldwin Germany GmbH...............................  $174,000   $143,000   $104,000
Baldwin Amal AB....................................         0          0    221,000
Baldwin IVT AB.....................................   109,000     53,000     93,000
Baldwin Jimek AB...................................   553,000    222,000    157,000
Baldwin UK Ltd. ...................................    68,000     72,000     67,000
Baldwin Globaltec Ltd. ............................     6,000      5,000      5,000
                                                     --------   --------   --------
           Total expense...........................  $910,000   $495,000   $647,000
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

     In Germany, at Baldwin Germany GmbH, there is currently one additional pension plan covering three former employees. This defined benefit plan provides for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability, and is partially funded by insurance contracts.

     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

                                                       FOR THE YEARS ENDED JUNE 30,
                                                      ------------------------------
                                                        2003       2002       2001
                                                      --------   --------   --------
Service Cost -- benefits earned during the year.....  $  8,000   $  6,000   $  5,000
Interest on projected benefit obligation............    23,000     17,000     16,000
Annual return on plan assets........................    (6,000)    (5,000)    (5,000)
Amortization of transition obligation...............    27,000     23,000     23,000
Amortization of net actuarial (gain)................   (52,000)   (62,000)   (61,000)
                                                      --------   --------   --------
           Net periodic pension benefit.............  $      0   $(21,000)  $(22,000)
                                                      ========   ========   ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                                    JUNE 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
Funded status (plan assets less than plan obligations)......  $(252,000)  $(210,000)
Unrecognized net (gain) from past experience different from
  changes in assumptions....................................    (53,000)    (79,000)
Unrecognized transition obligation..........................     90,000     103,000
                                                              ---------   ---------
           Accrued benefit cost.............................  $(215,000)  $(186,000)
                                                              =========   =========
WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS:
Discount rate...............................................       7.5%        7.5%
Rate of increase in compensation levels.....................       3.0%        3.0%
Expected rate of return on plan assets......................       7.0%        7.0%

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2003       2002       2001
                                                     --------   --------   --------
Projected benefit obligation -- Beginning of
  year.............................................  $292,000   $217,000   $226,000
Service Cost -- benefits earned during the year....     8,000      6,000      5,000
Interest on projected benefit obligation...........    23,000     17,000     16,000
Actuarial (gain) loss..............................   (20,000)    13,000     (5,000)
Benefits paid......................................   (51,000)         0          0
Foreign currency rate changes......................    44,000     39,000    (25,000)
                                                     --------   --------   --------
           Projected benefit obligation -- End of
              year.................................  $296,000   $292,000   $217,000
                                                     ========   ========   ========

                                                            FOR THE YEARS ENDED
                                                                  JUNE 30,
                                                        ----------------------------
                                                          2003      2002      2001
                                                        --------   -------   -------
Fair value of plan assets -- Beginning of year........  $ 82,000   $68,000   $72,000
Actual return on plan assets..........................     4,000     3,000     3,000
Benefits paid.........................................   (51,000)        0         0
Foreign currency rate changes.........................     9,000    11,000    (7,000)
                                                        --------   -------   -------
           Fair value of plan assets -- End of year...  $ 44,000   $82,000   $68,000
                                                        ========   =======   =======

     The Company's Japanese subsidiary maintains two defined contribution retirement plans covering all employees, excluding directors, and a separate plan for its directors. Amounts contributed and expensed under these programs are determined based on participants' salary and length of service. The plans are fully accrued and partially funded through insurance contracts. Expenses relating to these programs were $235,000, $376,000 and $552,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

     Officers and key employees of the Company participate in various incentive compensation plans. Amounts expensed under such plans were $0 (zero), $0 (zero) and $74,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES:

     Future minimum annual lease payments under capital leases, which consist of machinery and equipment with accumulated depreciation amounting to $17,000 at June 30, 2003 and $306,000 at June 30, 2002, together with the present value of the minimum lease payments are as follows at June 30, 2003:

FISCAL YEARS ENDING JUNE 30,                                   AMOUNT
----------------------------                                  --------
2004........................................................  $ 83,000
2005........................................................    93,000
2006........................................................    72,000
2007........................................................    29,000
2008........................................................    12,000
2009 and thereafter.........................................         0
                                                              --------
Total minimum lease payments................................   289,000
Amount representing interest................................   (27,000)
                                                              --------
           Present value of minimum lease payments..........  $262,000
                                                              ========

     At June 30, 2003, $202,000, ($67,000 at June 30, 2002) is included in
"Other long-term liabilities" representing the long-term portion of the present value of minimum lease payments, and $60,000, ($24,000 at June 30, 2002) is included in "Other accounts payable and accrued liabilities" representing the current portion of the present value of minimum lease payments.

     During the fiscal year ended June 30, 2003, the Company entered into an agreement with a strategic advisor to provide consultation services to the Company as it explores various financing and strategic alternatives. Under the terms of the agreement the advisor is entitled to a monthly management fee and either a success fee should the Company consummate a transaction with the assistance of the advisor or termination fee if the agreement is terminated by the Company. The agreement shall continue until terminated by either party by written notice. For the year ended June 30, 2003, the Company expensed, in "Other expense (income), net", approximately $500,000 associated with these services.

     On May 1, 2003, the Company entered into an agreement with a second strategic advisor to provide consultation services to the Company as it explores various financing and strategic alternatives. Under the terms of the agreement the advisor is entitled to a cash fee and a contingent transaction fee should the Company consummate a transaction with the assistance of the advisor. The agreement was terminated in June 2003, and the unpaid portion of the contingent transaction fee was converted into a promissory note payable in the amount of $412,500, which bears interest at a rate of 20% per annum. The principal amount of the promissory note, together with all accrued and unpaid interest and all other amounts due and payable thereunder, shall become immediately due and payable upon the earlier of (i) the six-month anniversary of a "Note Event" (as defined in the agreement) of (ii) the consummation of a "Competing Transaction" (as defined in the agreement), but if a Note Event has not occurred within 12 months of the date of the agreement, the promissory note shall be void. Since the Company consummated a financing transaction with a new lender in August 2003, the note matures in February 2004. For the year ended June 30, 2003, the Company expensed, in "Other expense (income), net", approximately $564,000 (including the principal amount related to the

                        BALDWIN TECHNOLOGY COMPANY, INC.

promissory note) associated with these services. At June 30, 2003, the Company has recorded the promissory note of approximately $419,000, including interest thereon, in "Other accounts payable and accrued liabilities".

     Rental expense on operating leases amounted to approximately $4,201,000, $4,422,000 and $4,352,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2003 are as follows:

FISCAL YEARS ENDING JUNE 30,                                    AMOUNT
----------------------------                                  ----------
2004........................................................  $3,838,000
2005........................................................  $3,371,000
2006........................................................  $2,837,000
2007........................................................  $1,280,000
2008........................................................  $  771,000
2009 and thereafter.........................................  $  825,000

     From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

NOTE 17 -- RELATED PARTIES:

     On October 25, 2002, John T. Heald, Jr. resigned as President, Chief Executive Officer and a Director of the Company. Mr. Heald was employed by the Company from March 21, 2001 to November 21, 2002. In accordance with Mr. Heald's employment agreement, the Company sold 375,000 shares of Class B to Mr. Heald in October 2001 at $1.80 per share in exchange for a recourse demand promissory note in the amount of $675,000. The promissory note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were treasury shares and the balance of 185,883 shares, were newly issued shares. The promissory note is collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Heald and the Company dated October 17, 2001. If at any time, Mr. Heald sells any of these shares, he is to pay the Company $1.80 times the number of shares sold within five days of receipt of the funds from such sale. In November 2002, the Company amended the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Heald on the loan by $225,000 in exchange for a reduction in deferred compensation payments to be made by the Company to Mr. Heald. The Company agreed not to demand payment of the promissory note for a period of two years following Mr. Heald's termination. The reduction represented the then present value of Mr. Heald's deferred compensation benefit that accrued to Mr. Heald. The balance of the loan, including interest, was $501,000 and $699,000 at June 30, 2003 and June 30, 2002, respectively.

     In accordance with the terms of the employment agreement between the Company and Gerald A. Nathe, Chairman, President and Chief Executive Officer of the Company, the Company loaned Mr. Nathe $1,817,000 to enable Mr. Nathe to purchase 315,144 shares of Class B from a non-employee shareholder in November 1993 in exchange for a recourse demand promissory note for said

                        BALDWIN TECHNOLOGY COMPANY, INC.

amount. The note bore interest, payable on the anniversary dates of the loan, at LIBOR rates plus 1.25%, reset on the first day of each succeeding January, April, July and October. The note was collateralized by the shares pursuant to a loan and pledge agreement between Mr. Nathe and the Company dated November 30, 1993, as amended and restated on November 25, 1997. Upon termination of Mr. Nathe's employment, the Company has agreed not to demand payment for a period of six months following termination, or twelve months following termination if Mr. Nathe's employment terminates by reason of death. Notwithstanding the foregoing, if at any time Mr. Nathe sells any of these shares, he is to pay the Company $5.77 times the number of shares sold within five days of receipt of the funds from such sale.

     The maximum amount of the loan outstanding including interest during the fiscal years ended June 30, 2003 and 2002 was $1,553,000 and $1,612,000, respectively. The Board of Directors of the Company forgave interest payments due on the loan from Mr. Nathe during the fiscal years ended June 30, 2002 and 2001 in the amounts of $112,000 and $128,000 respectively, however, no interest payments were forgiven during the fiscal year ended June 30, 2003. Such amounts were recorded as compensation expense to Mr. Nathe, and included in "General and administrative expenses" during the fiscal years ended June 30, 2002 and 2001.

     In February, 2002, the Company amended Mr. Nathe's employment agreement and the loan and pledge agreement, and, following repayment by Mr. Nathe of a portion of the principal on the loan, Mr. Nathe issued a substitute recourse demand promissory note for $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%. As discussed in Note 21, in August, 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence reduction of the outstanding principal and interest due from Mr. Nathe on the loan by $750,000 in exchange for an equal reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe's deferred compensation benefit that had accrued to Mr. Nathe. Mr. Nathe was responsible for his personal taxes on this exchange. At June 30, 2003, the balance of the loan, including interest was $836,000.

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

     Samuel B. Fortenbaugh III, a Director of the Company since 1987, rendered legal services to the Company since September 2002. During the fiscal year ended June 30, 2003, the Company paid $82,000 to Mr. Fortenbaugh for legal services rendered. Prior to September 2002, Mr. Fortenbaugh was a Partner of the law firm of Morgan Lewis & Bockius LLP, which firm has rendered legal services to the Company since 1980.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 18 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

     As discussed in Note 2, the Company adopted SFAS 142 effective July 1, 2001 and as a result ceased amortization of goodwill. Goodwill amortization expense amounted to zero, zero and $973,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

     During the fiscal year ended June 30, 2002, the operating results and future prospects of the Baldwin Kansa subsidiary ("BKA") deteriorated. As a result, the goodwill associated with BKA exceeded the assessment of its fair-value made by the Company, and the Company recorded a goodwill impairment charge of $5,434,000 in the fiscal year ended June 30, 2002. This impairment charge, along with the operating results of BKA, and the gain on the sale of BKA are included as a discontinued operation for all periods presented.

     The changes in the carrying amount of goodwill by segment for each of the fiscal years ended June 30, 2003 and 2002 are as follows (in thousands):

     Activity in the fiscal year ended June 30, 2003 is as follows:

                                     GROSS CARRYING AMOUNT              ACCUMULATED AMORTIZATION
                               ----------------------------------   ---------------------------------
                               ACCESSORIES                          ACCESSORIES
                                   AND        DIVESTED                  AND        DIVESTED                NET
                                CONTROLS     OPERATIONS    TOTAL     CONTROLS     OPERATIONS   TOTAL    BOOK VALUE
                               -----------   ----------   -------   -----------   ----------   ------   ----------
Balance as of July 1, 2002...    $12,760         $0       $12,760     $3,142          $0       $3,142    $ 9,618
Goodwill Amortization........          0          0             0          0           0            0          0
Impairment losses
  recognized.................          0          0             0          0           0            0          0
Effects of currency
  translation................        694          0           694         85           0           85        609
                                 -------         --       -------     ------          --       ------    -------
Balance as of June 30,
  2003.......................    $13,454         $0       $13,454     $3,227          $0       $3,227    $10,227
                                 =======         ==       =======     ======          ==       ======    =======

     Activity in the fiscal year ended June 30, 2002 is as follows:

                                    GROSS CARRYING AMOUNT               ACCUMULATED AMORTIZATION
                              ----------------------------------   ----------------------------------
                              ACCESSORIES                          ACCESSORIES
                                  AND        DIVESTED                  AND        DIVESTED               NET BOOK
                               CONTROLS     OPERATIONS    TOTAL     CONTROLS     OPERATIONS    TOTAL      VALUE
                              -----------   ----------   -------   -----------   ----------   -------   ----------
Balance as of July 1,
  2001......................    $11,829      $ 7,750     $19,579     $2,968       $ 2,316     $ 5,284    $14,295
Goodwill Amortization.......          0            0           0          0             0           0          0
Impairment losses recognized
  (discontinued
  operations)...............          0       (7,750)     (7,750)         0        (2,316)     (2,316)    (5,434)
Effects of currency
  translation...............        931            0         931        174             0         174        757
                                -------      -------     -------     ------       -------     -------    -------
Balance as of June 30,
  2002......................    $12,760      $     0     $12,760     $3,142       $     0     $ 3,142    $ 9,618
                                =======      =======     =======     ======       =======     =======    =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Intangible assets subject to amortization at June 30, 2003 are comprised of the following:

                             AS OF JUNE 30, 2003              AS OF JUNE 30, 2002
                        ------------------------------   ------------------------------
AMORTIZED INTANGIBLE         GROSS        ACCUMULATED         GROSS        ACCUMULATED
ASSETS:                 CARRYING AMOUNT   AMORTIZATION   CARRYING AMOUNT   AMORTIZATION
--------------------    ---------------   ------------   ---------------   ------------
Patents and
  trademarks..........    $5,961,000       $3,824,000      $5,493,000       $3,432,000
Other.................       781,000          481,000       1,021,000          746,000
                          ----------       ----------      ----------       ----------
Total.................    $6,742,000       $4,305,000      $6,514,000       $4,178,000
                          ==========       ==========      ==========       ==========

     The weighted average life for intangible assets at June 30, 2003 was 13.4 years and amortization expense for the fiscal year ended June 30, 2003 was $618,000.

     Estimated amortization expense for each of the five succeeding fiscal years is as follows:

FISCAL YEARS ENDING JUNE 30,                                   AMOUNT
----------------------------                                  --------
2004........................................................  $491,000
2005........................................................  $321,000
2006........................................................  $280,000
2007........................................................  $218,000
2008........................................................  $187,000

     The following selected pro forma information for the fiscal years ended June 30, 2003, 2002 and 2001 assumes the provisions of SFAS 142 had been applied as of the beginning of each of the fiscal years:

                                                         FOR THE FISCAL YEAR
                                                            ENDED JUNE 30,
                                                   --------------------------------
                                                     2002        2002        2001
                                                   --------    --------    --------
                                                         (IN THOUSANDS EXCEPT
                                                          PER SHARE AMOUNTS)
Reported net loss................................  $(11,126)   $(15,984)   $(18,172)
Goodwill amortization............................         0           0         973
                                                   --------    --------    --------
Adjusted net loss................................  $(11,126)   $(15,984)   $(17,199)
                                                   ========    ========    ========
Basic and diluted (loss) earnings per share:
Reported net loss................................  $  (0.74)   $  (1.07)   $  (1.23)
Goodwill amortization............................      0.00        0.00        0.07
                                                   --------    --------    --------
Adjusted net loss................................  $  (0.74)   $  (1.07)   $  (1.16)
                                                   ========    ========    ========

NOTE 19 -- CUSTOMER BANKRUPTCY:

     On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. Goss's European and Asian subsidiaries were not included in this proceeding. The Company received timely payments, on a post petition basis, from the foreign subsidiaries of Goss, and continues to

                        BALDWIN TECHNOLOGY COMPANY, INC.

monitor the status of all Goss payments. At June 30, 2002, the Company's consolidated balance sheet included approximately $1,979,000 of trade receivables from Goss, of which approximately $1,029,000 relates to Goss's European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $950,000 was fully reserved. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $439,000 and $536,000 during the fiscal years ended June 30, 2002 and 2001, respectively. The bad debt write-off in the fiscal year ended June 30, 2002 relates to sales made in the fiscal year ended June 30, 2002, prior to the bankruptcy filing. At June 30, 2003, the Company's consolidated balance sheet included approximately $1,687,000 of trade receivables from Goss, of which approximately $966,000 relates to Goss's European and Asian subsidiaries, which are not included in the bankruptcy proceeding. The balance of $721,000 is fully reserved. The decrease in the reserve of $229,000 was the result of a write-off of an identical amount of domestic accounts receivable of the Company.

NOTE 20 -- LEGAL PROCEEDINGS AND SETTLEMENTS:

     On November 14, 2002, the Dusseldorf Higher Regional Court ("DHRC") announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG ("Technotrans"). Subsequent to November 14, 2002, Technotrans has filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans has also filed to invalidate the Company's patent with the German Patent Court in Munich. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment.

     In February 2002, Epic Products International ("EPIC"), a licensee of one of the Company's subsidiaries, filed a demand for arbitration with the American Arbitration Association in Dallas, Texas, claiming breach of the license agreement and demanding, among other things, damages in an unspecified amount alleging that Baldwin failed to make royalty payments to EPIC as and when due. In October 2002, EPIC amended its arbitration claim to add additional damages and allegations. In February 2003, EPIC and the Company agreed to settle their dispute for a net payment of $737,000, representing the settlement of all existing claims and an amendment to the license agreement on a prospective basis. This settlement amount was paid by the Company over a five-month period ending May 31, 2003. As a result of this settlement, the Company included $250,000 in additional royalty income for the year ended June 30, 2003.

     In August, 2001, R.R. Donnelley & Sons (RRD), a customer of the Company and a licensor to Baldwin Stobb, formerly a division of the Company, filed a complaint against the Company and Systems Technology Inc. (STI), the entity that acquired substantially all the assets of Baldwin Stobb in September 2000, alleging among other things, breach of a license agreement. In March 2002, RRD amended its complaint alleging additional causes of action. In early March 2003, RRD withdrew some of its claims and moved to again amend its complaint to include additional allegations and request specific performance; in late March 2003, RRD moved to file a corrected second amended complaint, alleging new causes of action and increased damages. The parties reached a settlement in June 2003, under which the Company agreed to provide product, in lieu of cash, to RRD for its share of the settlement, over the course of the next two years, limited to $250,000 per quarter. The Company recognized a charge to earnings, which is included in the loss from continuing operations, during its fiscal quarter and year ended June 30, 2003, in the amount of $1,250,000 representing the fair market value of said product.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 21 -- WARRANTY COSTS:

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

                                                               WARRANTY
                                                                AMOUNT
                                                              -----------
Warranty reserve at June 30, 2002...........................  $ 1,516,000
Additional warranty expense accruals........................    4,738,000
Payments against reserve....................................   (4,778,000)
Effects of currency rate fluctuations.......................      189,000
                                                              -----------
Warranty reserve at June 30, 2003...........................  $ 1,665,000
                                                              ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 22 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the fiscal years ended June 30, 2003 and 2002 are as follows (in thousands, except per share data):

                                                          QUARTER
                                       ----------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2003        FIRST(1)    SECOND(2)    THIRD(3)    FOURTH(4)
-------------------------------        --------    ---------    --------    ---------
Net sales............................  $32,804      $35,288     $31,061      $35,055
Costs and expenses:
  Cost of goods sold.................   23,616       23,806      22,957       23,409
  Operating expenses.................   11,578       10,475      10,348       10,700
  Restructuring charges..............    3,287           50          67          201
  Settlement charges.................                                          1,250
  Provision for loss on disposition
     of pre-press operations.........        0            0           0          (45)
  Interest expense, net..............      642          535         441          512
Other (income), net..................     (273)        (453)     (1,248)       1,191
                                       -------      -------     -------      -------
(Loss) income from continuing
  operations before income taxes.....   (6,046)         875      (1,504)      (2,163)
Provision (benefit) for income
  taxes..............................      259          363        (387)         943
                                       -------      -------     -------      -------
(Loss) income from continuing
  operations.........................   (6,305)         512      (1,117)      (3,106)
Discontinued operations:
  Loss from operations...............     (188)         (65)          0            0
  Gain on sale.......................        0          543           0            0
                                       -------      -------     -------      -------
Net (loss) income....................  $(6,493)     $   990     $(1,117)     $(3,106)
                                       =======      =======     =======      =======
(Loss) income per share -- basic and
  diluted:
  Continuing operations..............  $ (0.42)     $  0.03     $ (0.07)     $ (0.21)
  Discontinued operations............    (0.01)        0.04       (0.00)       (0.00)
                                       -------      -------     -------      -------
Net (loss) income per share -- basic
  and diluted........................  $ (0.43)     $  0.07     $ (0.07)     $ (0.21)
                                       =======      =======     =======      =======
Weighted average shares outstanding:
  Basic and diluted..................   15,015       15,015      15,015       15,015
                                       =======      =======     =======      =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                          QUARTER
                                       ----------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2002        FIRST(5)    SECOND(6)    THIRD(7)    FOURTH(8)
-------------------------------        --------    ---------    --------    ---------
Net sales............................  $37,475      $34,217     $37,867     $ 30,532
Costs and expenses:
  Cost of goods sold.................   26,653       23,149      25,884       23,128
  Operating expenses.................   12,876       10,437      10,955       11,810
  Restructuring charges..............       10          496         289         (174)
  Provision for loss on disposition
     of pre-press operations.........        0          (86)          0            0
  Interest expense, net..............      371          342         352          439
Other (income), net..................   (1,295)        (335)     (1,200)        (385)
                                       -------      -------     -------     --------
(Loss) income from continuing
  operations before income taxes.....   (1,140)         214       1,587       (4,286)
(Benefit) provision for income
  taxes..............................     (333)         137         513        6,367
                                       -------      -------     -------     --------
(Loss) income from continuing
  operations.........................     (807)          77       1,074      (10,653)
Discontinued operations:
  (Loss) income from operations......     (309)          82         (36)          22
  Asset impairment...................        0            0           0       (5,434)
                                       -------      -------     -------     --------
Net (loss) income....................  $(1,116)     $   159     $ 1,038     $(16,065)
                                       =======      =======     =======     ========
(Loss) income per share -- basic and
  diluted:
  Continuing operations..............  $ (0.06)     $  0.01     $  0.07     $  (0.71)
  Discontinued operations............    (0.02)        0.00       (0.00)       (0.36)
                                       -------      -------     -------     --------
Net (loss) income per share -- basic
  and diluted........................  $ (0.08)     $  0.01     $  0.07     $  (1.07)
                                       =======      =======     =======     ========
Weighted average shares outstanding:
  Basic and diluted..................   14,680       14,953      15,015       15,015
                                       =======      =======     =======     ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

---------------------
(1) The first quarter of fiscal 2003 cost of goods sold includes an additional warranty cost of $700,000 related to two customer installations. The first quarter of fiscal 2003 other expenses includes an additional loss on the sale of RHG of $211,000 and a loss of $65,000 on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133. See Note 7.

(2) The second quarter of fiscal 2003 other expenses includes a gain of $91,000 on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133. See Note 7.

(3) The third quarter of fiscal 2003 other expenses includes a gain of $122,000 on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133. See Note 7. The third quarter of fiscal 2001 includes a reduction to a reserve in the amount of $472,000 related to the sale of the PPO. See Note 4.

(4) The fourth quarter of fiscal 2003 operating expenses includes a bad debt charge of $137,000 related to the sale of the POD, which occurred in November 2001. See Note 8. The fourth quarter of fiscal 2003 includes a refund of $45,000 related to the sale of the PPO. See Note 4. The fourth quarter of fiscal 2003 other expenses includes charges relating to the Company's financing and strategic alternatives of $1,289,000 and a currency exchange loss of $263,000 associated with the payoff of a foreign letter of credit. The fourth quarter of fiscal 2003 other expenses also includes a gain of $140,000 on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133. See Note 7.

(5) The first quarter of fiscal 2002 operating expenses include a $634,000 bad debt charge related to Goss.

(6) The second quarter of fiscal 2002 operating expenses include a partial recovery of $195,000 of a bad debt charge related to Goss and a $289,000 profit sharing accrual reversal. The second quarter of fiscal 2002 includes a reduction to a reserve in the amount of $86,000 related to the sale of the PPO. See Note 4. The second quarter of fiscal 2002 other income includes a $206,000 loss on certain derivative financial instruments which became speculative and no longer qualified as hedges pursuant to SFAS 133 as a result of the divestiture of the RHG, a $170,000 charge for an interest rate swap, which ceased to qualify as a hedge pursuant to SFAS 133, and a $255,000 write-down of deferred financing costs.

(7) The third quarter of fiscal 2002 cost of goods sold includes a $352,000 charge for inventory write-offs associated with plant consolidations as the Company decided to discard certain inventory rather than incur transfer costs. The third quarter of fiscal 2002 operating expenses includes $112,000 of interest forgiveness related to a note receivable from an officer of the Company.

(8) The fourth quarter of fiscal 2002 other income includes a $250,000 loss on the divestiture of the RHG as a result of further negotiations with the purchaser and the finalization of the purchase price. The fourth quarter of fiscal 2002 restructuring charge includes a credit adjustment of $541,000 relating to severance benefits, as these costs are not expected to be paid under the restructuring plan. The fourth quarter of fiscal 2002 provision for income taxes includes a $7,046,000 valuation allowance associated with the current year's domestic net operating losses.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 23 -- SUBSEQUENT EVENTS:

     In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed its office in Dunstable, England and is currently running its two separate business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring plan. The additional costs associated with the expansion of the August 2002 Plan amounted to approximately $400,000, comprised of; $243,000 in severance costs, $130,000 in lease termination costs and $27,000 in other costs associated with this expansion, which will be expensed as incurred. The majority of these costs will be recognized in the first quarter of the fiscal year ended June 30, 2004. Management believes that the nature and scope of these restructuring activities, in addition to those completed earlier, will be sufficient to restore the Company's profitability and cash flow from operations.

     On August 18, 2003, the Company entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or
(ii) 11.5% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association. The Credit Agreement does not require the Company to meet any financial covenants.

     On September 3, 2003, Gus A. Paloian, as the Chapter 7 Trustee of the Bankruptcy Estate of GGSI Liquidation, Inc., (formerly Goss Graphics Systems, Inc.) filed a complaint in Federal Bankruptcy Court against Enkel Corporation, a subsidiary of the Company which prior to the sale of substantially all of its assets in September 2001, had operations in Illinois. The complaint seeks to avoid and recover transfers made to or for the benefit of, and to disallow claims, if any, filed by, Enkel Corporation, claiming the return of an aggregate amount of $929,421.75 as "Transfers" made during a "Preference Period" on or within ninety (90) days before GGSI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 10, 2001. The Company believes the claims made by the Trustee are without merit, and it intends to vigorously assert several defenses to defend its position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

     Baldwin maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that Baldwin files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Baldwin's management, with the participation of Baldwin's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended June 30, 2003, the period covered by this report. Based on that evaluation, Baldwin's Chief Executive Officer and Chief Financial Officer have concluded that Baldwin's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that Baldwin's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to Baldwin's internal control over financial reporting during the fourth fiscal quarter of the fiscal year ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, Baldwin's internal control over financial reporting.

                                    PART III

ITEMS 10, 11, 12 AND 13

     Information required under these items is contained in the Company's 2003 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning fees billed by PricewaterhouseCoopers LLP, Baldwin's independent accountants, during the fiscal years ended June 30, 2002 and 2003 is incorporated herein by reference to page 24 of Baldwin's Proxy Statement.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial statements required by Item 14 are listed in the index included in Item 8 of Part II.

     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Auditors on Financial Statement          81
  Schedule..................................................
Schedule II -- Valuation and Qualifying Accounts............   82

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

        Baldwin Technology Company, Inc. 1998 Proxy Statement and incorporated herein by reference.
10.35* Employment Agreement dated and effective as of April 27, 2000 between Baldwin Technology Company, Inc. and Peter E.
        Anselmo. Filed as Exhibit 10.34 to the Company's Report on
        Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.38 Asset Purchase Agreement dated as of September 7, 2000 by and among Baldwin Technology Corporation and Systems
        Technology, Inc. Filed as Exhibit 10.38 to the Company's report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference.
10.39   Amendment to Purchase Agreement dated as of September 27,
        2000 by and between Baldwin Technology Corporation and Systems Technology, Inc. Filed as Exhibit 10.39 to the
        Company's report on Form 10-K for the fiscal year ended June
        30, 2000 and incorporated herein by reference.
10.41* Employment Agreement dated and effective as of March 19, 2001 between Baldwin Technology Company, Inc. and Gerald A.
        Nathe. Filed as Exhibit 10.41 to the Company's report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
10.42*  Employment Agreement dated June 6, 2001 and effective as of
        March 21, 2001 between Baldwin Technology Company, Inc. and
        John T. Heald. Filed as Exhibit 10.42 to the Company's
        Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.
10.43* Amendment to Employment Agreement dated and effective as of April 29, 2000 between Baldwin Technology Company, Inc. and
        Peter E. Anselmo. Filed as Exhibit 10.43 to the Company's
        Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.
10.44*  Employment Agreement dated June 8, 2001 and effective as of
        June 18, 2001 between Baldwin Technology Company, Inc. and
        Vijay C. Tharani. Filed as Exhibit 10.44 to the Company's
        Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.
10.45   Asset and Share Purchase Agreement, dated as of July 20,
        2001 by and among Sequa Corporation, Megtec Systems, Inc.
        and the Company. Filed as Exhibit 10.45 to the Company's report on Form 8-K dated September 26, 2001 and incorporated herein by reference.
10.46   Amendment No. 1 to Asset and Share Purchase Agreement dated
        September 25, 2001 and effective August 31, 2001 by and among Sequa Corporation, Megtec Systems, Inc. and the
        Company. Filed as Exhibit 10.46 to the Company's report on Form 8-K dated September 26, 2001 and incorporated herein by reference.
10.47* Amendment to employment agreement dated and effective as of October 17, 2001 between Baldwin Technology Company, Inc.
        and John T. Heald, Jr. Filed as Exhibit 10.47 to the
        Company's Report on Form 10-Q for the quarter ended
        September 30, 2001 and incorporated herein by reference.

10.48   Amended and Restated Credit Agreement among Baldwin Americas
        Corporation, Baldwin Europe Consolidated, Inc. and Baldwin
        Asia Pacific Corporation, as Borrowers, the other credit parties signatory thereto, the Lenders (as defined in the Credit Agreement), Fleet National Bank, as Administrative
        Agent, and First Union National Bank, as Documentation
        Agent, dated as of January 29, 2002. Filed as Exhibit 10.48 to the Company's Report on Form 10-Q for the quarter ended
        December 31, 2001 and incorporated herein by reference.
10.49* Employment Agreement dated September 19, 2001 and effective as of November 1, 2001 between Baldwin Technology Company,
        Inc. and Karl S. Puehringer. Filed as Exhibit 10.49 to the
        Company's Report on Form 10-Q for the quarter ended December
        31, 2001 and incorporated herein by reference.
10.50* Amendment to Employment Agreement dated February 26, 2002 and effective November 14, 2001 between Baldwin Technology
        Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.50 to the Company's Report on Form 10-Q for the quarter ended
        March 31, 2002 and incorporated herein by reference.
10.51* Amendment to Employment Agreement dated February 26, 2002 and effective November 14, 2001 between Baldwin Technology
        Company, Inc. and John T. Heald, Jr. Filed as Exhibit 10.51 to the Company's Report on Form 10-Q for the quarter ended
        March 31, 2002 and incorporated herein by reference.
10.52* Amendment to Employment Agreement dated April 12, 2002 and effective May 1, 2001 between Baldwin Technology Company,
        Inc. and Pete E. Anselmo. Filed as Exhibit 10.52 to the
        Company's Report on Form 10-Q for the quarter ended March
        31, 2002 and incorporated herein by reference.
10.53*  Baldwin Technology Profit Sharing and Savings Plan as
        Amended (filed herewith).
10.54*  Baldwin Technology Management Incentive Compensation Plan.
        Filed as Exhibit 10.54 to the Company's Report on Form 10-K for the year ended June 30, 2002.
10.55 Asset Purchase Agreement, dated as of October 3, 2002 by and among Baldwin Kansa Corporation and Gerald E. Waddell,
        Ronnie K. Swint and Vektek, Inc. Filed as Exhibit 10.55 to the Company's Report on Form 10-K for the year ended June
        30, 2002.
10.56*  Severance Agreement dated September 11, 2002 and effective
        August 2, 2002 between Baldwin Technology Company, Inc. and
        Peter E. Anselmo Filed as Exhibit 10.56 to the Company's
        Report on Form 10-Q for the quarter ended September 30, 2002.
10.57* Consulting Agreement dated and effective August 2, 2002 between Baldwin Technology Company, Inc. and Peter E.
        Anselmo. Filed as Exhibit 10.57 to the Company's Report on
        Form 10-Q for the quarter ended September 30, 2002.
10.58 Amended and Restated Loan and Pledge Agreement dated and effective November 21, 2002 between Baldwin Technology
        Company, Inc. and John T. Heald, Jr. Filed as Exhibit 10.59 to the Company's Report on Form 10-Q for the quarter ended
        December 31, 2002.
10.59* Employment Agreement dated and effective May 12, 2003 between Baldwin Technology Company, Inc. and Karl S.
        Puehringer. Filed as Exhibit 10.60 to the Company's Report on Form 10-Q for the quarter ended March 30, 2003.
10.60*  Employment Agreement dated February 14, 2003 and effective
        January 1, 2003 between Baldwin Technology Company, Inc. and
        Shaun J. Kilfoyle. Filed as Exhibit 10.61 to the Company's
        Report on Form 10-Q for the quarter ended March 30, 2003.
10.61*  Amendment to Employment Agreement dated and effective August
        13, 2002 between Baldwin Technology Company, Inc. and Gerald
        A. Nathe. (filed herewith).

10.62* Amendment to Employment Agreement dated July 11, 2003 and effective July 1, 2003 between Baldwin Technology Company,
        Inc. and Gerald A. Nathe (filed herewith).
10.63   Credit Agreement among Baldwin Europe Consolidated, B.V., as
        Borrower, and Baldwin Technology Company, Inc., as Parent,
        Guarantor and Borrower Representative, and Baldwin Americas
        Corporation, Baldwin Europe Consolidated Inc., Baldwin Asia
        Pacific Corporation, Baldwin Graphic Systems, Inc., Baldwin
        Germany GmbH, Baldwin U.K. Holding Limited, Baldwin (U.K)
        Ltd., Acrotec UK Ltd., Baldwin Globaltec Ltd., Baldwin
        Sweden Holding AB, Baldwin IVT AB, Baldwin Jimek AB,
        Japan-Baldwin Ltd., as Guarantors, and Maple Bank GmbH, as
        Lender, dated as of July 25, 2003. Filed as Exhibit 10.64 to the Company's Current Report on Form 8-K dated August 18,
        2003.
21.     List of Subsidiaries of Registrant (filed herewith).
23.     Consent of PricewaterhouseCoopers LLP (filed herewith).
28.     Post-effective Amendment to the Company's previously filed
        Form S-8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
31.01   Certification of the Principal Executive Officer pursuant to
        Exchange Act Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.02   Certification of the Principal Financial Officer pursuant to
        Exchange Act Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.01   Certification pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.02   Certification pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
99.     Company statement regarding the Private Securities
        Litigation Reform Act of 1995, "Safe Harbor for
        Forward-Looking Statements" (filed herewith).

---------------------
 *  Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated May 7, 2003 relating to items 7 and 9.

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

                                          Dated: October 13, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                TITLE                   DATE
                     ---------                                -----                   ----
                /s/ GERALD A. NATHE                  Chairman of the Board,      October 13, 2003
---------------------------------------------------  President and Chief
                  GERALD A. NATHE                    Executive Officer

               /s/ VIJAY C. THARANI                  Vice President, Chief       October 13, 2003
---------------------------------------------------  Financial Officer and
                 VIJAY C. THARANI                    Treasurer

                /s/ ROLF BERGSTROM                   Director                    October 13, 2003
---------------------------------------------------
                  ROLF BERGSTROM

                  /s/ AKIRA HARA                     Director                    October 13, 2003
---------------------------------------------------
                    AKIRA HARA

             /s/ JUDITH A. MULHOLLAND                Director                    October 13, 2003
---------------------------------------------------
               JUDITH A. MULHOLLAND

           /s/ SAMUEL B. FORTENBAUGH III             Director                    October 13, 2003
---------------------------------------------------
             SAMUEL B. FORTENBAUGH III

                /s/ MARK T. BECKER                   Director                    October 13, 2003
---------------------------------------------------
                  MARK T. BECKER

              /s/ HENRY F. MCINERNEY                 Director                    October 13, 2003
---------------------------------------------------
                HENRY F. MCINERNEY

             /s/ RALPH R. WHITNEY, JR.               Director                    October 13, 2003
---------------------------------------------------
               RALPH R. WHITNEY, JR.

                      (This page intentionally left blank)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated September 24, 2003 appearing in the 2003 Annual Report to Shareholders of Baldwin Technology Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut
September 24, 2003

                      (This page intentionally left blank)

                                                                     SCHEDULE II

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE AT   CHARGED TO   CHARGED TO                BALANCE
                                        BEGINNING    COSTS AND      OTHER                   AT END
                                        OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTION   OF PERIOD
                                        ----------   ----------   ----------   ---------   ---------
Year ended June 30, 2003
  Allowance for doubtful accounts
     (deducted from accounts
     receivable)......................   $ 1,994       $  674(2)                 $382(1,2)  $ 2,286
  Allowance for obsolete inventories
     (deducted from inventories)......   $ 3,290       $  779(3)                            $ 4,069
  Valuation allowance for deferred tax
     asset............................   $22,924       $4,911(5)    $2,475(6)               $30,310
Year ended June 30, 2002
  Allowance for doubtful accounts
     (deducted from accounts
     receivable)......................   $ 1,943       $  955(9)                 $904(1)    $ 1,994
  Allowance for obsolete inventories
     (deducted from inventories)......   $ 3,070       $  314                    $ 94(7)    $ 3,290
  Valuation allowance for deferred tax
     asset............................   $16,714       $6,210(4)                            $22,924
Year ended June 30, 2001
  Allowance for doubtful accounts
     (deducted from accounts
     receivable)......................   $ 1,705       $1,066(9)                 $828(1)    $ 1,943
  Allowance for obsolete inventories
     (deducted from inventories)......   $ 3,772                                 $702(10)   $ 3,070
  Valuation allowance for deferred tax
     asset............................   $17,356                                 $642(8)    $16,714

---------------
 (1) The decrease in the allowance for doubtful accounts for the fiscal year ended June 30, 2003 resulted from write-off's of $632,000, including $137,000 from the purchaser of the POD business that was sold in November 2001 (See Note 8 to the Consolidated Financial Statements) and accounts receivable of $239,000 from Goss Graphic Systems, Inc. ("Goss"), which was partially offset by currency fluctuations of $250,000. The decrease in the allowance for doubtful accounts for the fiscal year ended June 30, 2002 resulted from $603,000 of write-offs, recoveries of $195,000 and currency fluctuations of $106,000. The decrease in the allowance for doubtful accounts for the fiscal year ended June 30, 2001 resulted from $610,000 of write-offs and currency fluctuations of $218,000.
 (2) The amounts charged to costs and expenses and the deductions both include a write-off of $137,000 resulting from the filing for Chapter 7 bankruptcy protection by the purchaser of the POD business that was sold in November 2001.
 (3) The increase in the allowance for obsolete inventories resulted primarily from additional charges of $475,000 and currency fluctuations of $304,000.
 (4) The decrease in the amount of the valuation allowance is primarily the result of a reduction of the reserve related to foreign net operating loss carryforwards. See Note 12 to the Consolidated Financial Statements.
 (5) The increase in the amount of the valuation allowance relates primarily to certain domestic deferred tax assets that the Company does not believe it will be more likely than not realize. See Note 12 to the Consolidated Financial Statements.
 (6) The increase in the amount of the valuation allowance relates primarily to certain foreign and domestic deferred tax assets that the Company does not believe it will be more likely than not realize. See Note 12 to the Consolidated Financial Statements.
 (7) The increase in the valuation allowance is primarily the result of currency rate fluctuations. See Note 12 to the Consolidated Financial Statements.
 (8) The decrease in the allowance for obsolete inventories resulted primarily from the write-off of inventory associated with the sale of the Company's former in-line finishing division.

 (9) The decrease in the amount of the valuation allowance is primarily the result of a reduction of the reserve related to foreign net operating loss carryforwards. See Note 12 to the Consolidated Financial Statements.
(10) The amounts charged to costs and expenses include a $634,000 and a $536,000 reserve for Goss for the fiscal years ended June 30, 2002 and 2001, respectively.
(11) The decrease in the allowance for obsolete inventories resulted primarily from the write-offs against the reserve for the sale of the Baldwin Stobb Division.