Form 10-Q
period 2003-09-30
BALDWIN TECHNOLOGY CO INC
filed 2003-11-14
CIK 805792

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

(Mark one)
   [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           FOR QUARTER ENDED SEPTEMBER 30, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      12-3258160
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            TWELVE COMMERCE DRIVE,                                 06484
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT OCTOBER 31, 2003
                    -----                             -------------------------------
             Class A Common Stock
               $0.01 par value                                   12,828,647
             Class B Common Stock
               $0.01 par value                                   2,185,883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                     INDEX

                                                                      PAGE
                                                                      -----
                       PART I  FINANCIAL INFORMATION
Item 1  Financial Statements

        Consolidated Balance Sheets at September 30, 2003
        (unaudited) and June 30, 2003...............................    1-2

        Consolidated Statements of Income for the three months ended
        September 30, 2003 (unaudited) and 2002 (unaudited).........      3

        Consolidated Statements of Changes in Shareholders' Equity
        for the three months ended September 30, 2003 (unaudited)...      4

        Consolidated Statements of Cash Flows for the three months
        ended September 30, 2003 (unaudited) and 2002 (unaudited)...    5-6

        Notes to Consolidated Financial Statements (unaudited)......   7-17

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................  18-23

Item 3  Quantitative and Qualitative Disclosures About Market
        Risk........................................................     23

Item 4  Controls and Procedures.....................................     24

                        PART II  OTHER INFORMATION
Item 6  Exhibits and Reports on Form 8-K............................     24
Signatures..........................................................     25

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  2003          2003
                                                              -------------   --------
                                                                   (IN THOUSANDS)
                                                               (UNAUDITED)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  9,548      $ 6,950
  Accounts receivable trade, net of allowance for doubtful
     accounts of $2,303 ($2,286 at June 30, 2003)...........      21,985       22,102
  Notes receivable, trade...................................      13,185       10,336
  Inventories, net..........................................      23,016       22,769
  Deferred taxes............................................         564          532
  Prepaid expenses and other................................       7,576        4,611
                                                                --------      -------
          Total Current Assets..............................      75,874       67,300
                                                                --------      -------
MARKETABLE SECURITIES:
  Cost $551 ($505 at June 30, 2003).........................         489          407
                                                                --------      -------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings........................................         945          914
  Machinery and equipment...................................       3,076        2,896
  Furniture and fixtures....................................       3,547        3,416
  Leasehold improvements....................................         492          474
  Capital leases............................................         260          255
                                                                --------      -------
                                                                   8,320        8,000
                                                                --------      -------
  Less: Accumulated depreciation and amortization...........      (3,472)      (2,978)
                                                                --------      -------
Net Property, Plant and Equipment...........................       4,848        5,022
                                                                --------      -------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost, less
  accumulated amortization of $3,958 ($3,824 at June 30,
  2003).....................................................       2,150        2,137
GOODWILL, less accumulated amortization of $3,414 (3,227 at
  June 30, 2003)............................................      10,640       10,227
DEFERRED TAXES..............................................       7,553        7,453
OTHER ASSETS................................................       4,226        4,287
                                                                --------      -------

          TOTAL ASSETS......................................    $105,780      $96,833
                                                                ========      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,     JUNE 30,
                                                                   2003            2003
                                                              ---------------   ----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                                                (UNAUDITED)
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Loans payable..........................................      $  3,433       $  3,301
  Current portion of long-term debt.........................        19,066         16,247
     Accounts payable, trade................................        13,212         12,249
     Notes payable, trade...................................         9,979          8,168
     Accrued salaries, commissions, bonus and
      profit-sharing........................................         4,318          4,196
     Customer deposits......................................         4,474          3,175
     Accrued and withheld taxes.............................         1,754          2,102
     Income taxes payable...................................         1,695          1,975
     Other accounts payable and accrued liabilities.........        12,506         11,823
                                                                  --------       --------
          Total current liabilities.........................        70,437         63,236
                                                                  --------       --------
LONG TERM LIABILITIES:
     Long-term debt.........................................           503            521
     Other long-term liabilities............................         6,969          6,795
                                                                  --------       --------
          Total long-term liabilities.......................         7,472          7,316
                                                                  --------       --------
          Total liabilities.................................        77,909         70,552
                                                                  --------       --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Class A Common Stock, $.01 par, 45,000,000 shares
      authorized, 16,458,849 shares issued..................           165            165
     Class B Common Stock, $.01 par, 4,500,000 shares
      authorized, 2,185,883 shares issued...................            21             21
     Capital contributed in excess of par value.............        56,986         56,986
     Retained Deficit.......................................       (18,974)       (19,653)
     Accumulated other comprehensive income.................         2,322          1,411
     Less: Treasury stock, at cost:
          Class A -- 3,630,202 shares.......................       (12,199)       (12,199)
     Note receivable from a former executive for common
      stock issuance........................................          (450)          (450)
                                                                  --------       --------
          Total shareholders' equity........................        27,871         26,281
                                                                  --------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........      $105,780       $ 96,833
                                                                  ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE THREE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
                                                                   (UNAUDITED)
Net Sales...................................................   $34,511     $32,804
Cost of goods sold..........................................    23,742      23,616
                                                               -------     -------
Gross Profit................................................    10,769       9,188
                                                               -------     -------
Operating Expenses:
  General and administrative................................     3,641       4,552
  Selling...................................................     2,673       2,935
  Engineering and development...............................     3,243       4,091
  Restructuring charges.....................................       382       3,287
                                                               -------     -------
                                                                 9,939      14,865
                                                               -------     -------
Operating income (loss).....................................       830      (5,677)
                                                               -------     -------
Other (income) expense:
  Interest expense..........................................       937         718
  Interest income...........................................       (26)        (76)
  Royalty income, net.......................................      (651)       (629)
  Other (income) expense, net...............................      (592)        356
                                                               -------     -------
                                                                  (332)        369
                                                               -------     -------
  Income (loss) from continuing operations before income
     taxes..................................................     1,162      (6,046)
Provision for income taxes..................................       483         259
                                                               -------     -------
Income (loss) from continuing operations....................       679      (6,305)
Discontinued operations (Note 10):
  Loss from operations of discontinued component (less
     applicable income taxes of $0).........................         0        (188)
                                                               -------     -------
Net income (loss)...........................................   $   679     $(6,493)
                                                               =======     =======
Net income (loss) per share -- basic and diluted
  Continuing operations.....................................   $  0.05     $ (0.42)
  Discontinued operations -- loss from operations...........      0.00       (0.01)
                                                               -------     -------
                                                               $  0.05     $ (0.43)
                                                               =======     =======
Weighted average shares outstanding:
  Basic.....................................................    15,015      15,015
                                                               =======     =======
  Diluted...................................................    15,035      15,035
                                                               =======     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                  CLASS A              CLASS B           CAPITAL                 ACCUMULATED
                               COMMON STOCK          COMMON STOCK      CONTRIBUTED                  OTHER
                            -------------------   ------------------    IN EXCESS    RETAINED   COMPREHENSIVE
                              SHARES     AMOUNT    SHARES     AMOUNT     OF PAR      DEFICIT       INCOME
                            ----------   ------   ---------   ------   -----------   --------   -------------
                                                      (IN THOUSANDS, EXCEPT SHARES)
                                                               (UNAUDITED)
Balance at June 30,
  2003....................  16,458,849    $165    2,185,883    $21       $56,986     $(19,653)     $1,411
Net income for the three
  months ended September
  30, 2003................                                                                679
Translation adjustment....                                                                            897
Unrealized gain on
  available-for-sale
  securities, net of
  tax.....................                                                                             21
Unrealized loss on forward
  contracts, net of tax...                                                                             (7)
Comprehensive income......
                                    --      --           --     --            --           --          --
Balance at September 30,
  2003....................  16,458,849    $165    2,185,883    $21       $56,986     $(18,974)     $2,322
                            ==========    ====    =========    ===       =======     ========      ======

                                                        NOTE
                                                     RECEIVABLE
                                                       FROM A
                                                       FORMER
                                                    EXECUTIVE FOR
                               TREASURY STOCK          COMMON
                            ---------------------       STOCK       COMPREHENSIVE
                              SHARES      AMOUNT      ISSUANCE         INCOME
                            ----------   --------   -------------   -------------
                                        (IN THOUSANDS, EXCEPT SHARES)
                                                 (UNAUDITED)
Balance at June 30,
  2003....................  (3,630,202)  $(12,199)      $(450)
Net income for the three
  months ended September
  30, 2003................                                             $  679
Translation adjustment....                                                897
Unrealized gain on
  available-for-sale
  securities, net of
  tax.....................                                                 21
Unrealized loss on forward
  contracts, net of tax...                                                 (7)
                                                                       ------
Comprehensive income......                                             $1,590
                                                                       ======
                                    --         --          --
Balance at September 30,
  2003....................  (3,630,202)  $(12,199)      $(450)
                            ==========   ========       =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                2003        2002
                                                              ---------   --------
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $    679    $(6,493)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................       485        493
     Accrued retirement pay.................................        75       (651)
     Provision for losses on accounts receivable............        10        152
     Restructuring charges..................................       382      3,287
     Deferred income taxes..................................        28       (277)
     Changes in assets and liabilities, net of businesses
      sold:
       Accounts and notes receivable........................    (1,239)     4,958
       Inventories..........................................       366       (271)
       Prepaid expenses and other...........................      (313)     1,573
       Other assets.........................................        (3)       979
       Customer deposits....................................     1,039        619
       Accrued compensation.................................        (9)      (107)
       Payments against restructuring charges...............      (474)      (939)
       Accounts and notes payable, trade....................     1,709     (1,907)
       Income taxes payable.................................      (374)      (720)
       Accrued and withheld taxes...........................      (404)      (406)
       Other accounts payable and accrued liabilities.......       847      1,721
       Interest payable.....................................      (266)       124
                                                              --------    -------
          Net cash provided by operating activities.........     2,556      2,135
                                                              --------    -------
Cash flows from investing activities:
  Additions of property, plant and equipment................       (43)      (212)
  Additions of patents and trademarks.......................      (135)       (47)
                                                              --------    -------
          Net cash used by investing activities.............      (178)      (259)
                                                              --------    -------
Cash flows from financing activities:
  Long-term and short-term debt borrowings..................    18,874          0
  Long-term and short-term debt repayments..................   (16,471)      (615)
  Principal payments under capital lease obligations........       (49)        (3)
  Payment of debt financing costs...........................    (2,417)      (118)
  Other long-term liabilities...............................      (144)       111
                                                              --------    -------
          Net cash used by financing activities.............      (207)      (625)
                                                              --------    -------
Effects of exchange rate changes............................       427        (82)
                                                              --------    -------
Net increase in cash and cash equivalents...................     2,598      1,169
Cash and cash equivalents at beginning of period............     6,950      4,679
                                                              --------    -------
Cash and cash equivalents at end of period..................  $  9,548    $ 5,848
                                                              ========    =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              2003     2002
                                                              -----   -------
                                                              (IN THOUSANDS)
                                                                (UNAUDITED)
Cash paid during the period for:
  Interest..................................................  $959    $  493
  Income taxes..............................................  $843    $1,004

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION:

     Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin" or the "Company") are engaged primarily in the development, manufacture and sale of accessories and controls for the printing industry.

     The Company has experienced operating losses and debt covenant violations over the past three fiscal years. As more fully discussed in these notes to the consolidated financial statements, the Company has embarked on restructuring plans (see Note 9) and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain non-core operating units (see Note 10), the consolidation of manufacturing facilities and headcount reductions. As a result of these actions, combined with the new credit agreement (see Note 3), management believes that the Company's cash flows from operations, along with available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements over the term of the current financing agreement. Management further believes that additional actions can be taken to reduce operating expenses and that assets can be sold to meet liquidity needs, if necessary.

     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 -- RECENTLY ISSUED ACCOUNTING STANDARDS:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 affects the issuer's accounting for certain types of freestanding financial instruments and also requires disclosure about alternative ways of settling the instruments and the capital structure of entities -- all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003 for the Company. SFAS 150 is not expected to have a material impact on the Company's current capital structure, but may in the future should the Company enter into transactions with certain types of freestanding financial instruments.

                        BALDWIN TECHNOLOGY COMPANY, INC.

  RECLASSIFICATIONS:

     Certain prior year items have been reclassified to conform to the current period's presentation.

NOTE 3 -- REVOLVING CREDIT FACILITY:

     On August 18, 2003, the Company entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company at any time by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or (ii) 11.5% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The closing costs are being amortized and included in interest expense through August 18, 2004. The Credit Agreement does not require the Company to meet any financial covenants, except for a limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

     Prior to this refinancing with Maple, and on October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to satisfy certain financial covenants including minimum operating income covenants. The Revolver had associated commitment fees, which were calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. Commitment fees, for the three months ended September 30, 2002 was $2,000. The Company incurred additional costs of approximately $227,000 associated with entering into the Amended Credit Facility. The Company amortized the remaining deferred financing costs through October 1, 2002, the maturity date of the Amended Credit Facility.

     The Company has experienced operating and net losses, and debt covenant violations over the past three years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit

                        BALDWIN TECHNOLOGY COMPANY, INC.

Facility, totaling $20,900,000, consisted of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 10) plus $464,000 from the Company's cash flows to reduce outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings, subject to a borrowing base calculation. Additionally, beginning in December 2002 and extending through June 2003, the Company was required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing since entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. Additionally, at September 30, 2002 and March 31, 2003, the Company was not in compliance with its debt covenants, and received waivers for the non-compliance. At June 30, 2003, the Company had outstanding borrowings of $16,112,000 under the Extended Revolver and Extended Term Loan and this entire outstanding balance, which was classified as current as of June 30, 2003, was entirely repaid from the proceeds of the refinancing with Maple on August 18, 2003.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $24,880,000, including $20,000,000 available under the Credit Agreement. As of September 30, 2003, the Company had $22,331,000 outstanding under these credit facilities including $18,928,000 under the Credit Agreement. Total debt levels as reported on the balance sheet at September 30, 2003 are $529,000 higher than they would have been if June 30, 2003 exchange rates had been used.

NOTE 4 -- NET INCOME (LOSS) PER SHARE:

     Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income (loss) per share include 20,000 and zero additional shares, respectively for the three months ended September 30, 2003 and 2002, which represent potentially dilutive securities. Outstanding options to purchase 1,644,000 shares of the Company's common stock for the three months ended September 30, 2002, are not included in the above calculation to compute diluted net income (loss) per share as they have an anti-dilutive effect.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 5 -- OTHER COMPREHENSIVE INCOME (LOSS):

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

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  2003           2003
                                                              -------------   ----------
                                                                     (UNAUDITED)
Cumulative translation adjustments..........................   $ 2,369,00     $1,472,000
Unrealized loss on investments, net of deferred taxes of
  $25,000 ($41,000 at June 30, 2003)........................      (36,000)       (57,000)
Unrealized gain (loss) on derivatives, net of deferred taxes
  of $6,000 ($2,000 at June 30, 2003).......................      (11,000)        (4,000)
                                                               ----------     ----------
                                                               $2,322,000     $1,411,000
                                                               ==========     ==========

NOTE 6 -- INVENTORIES:

     Inventories consist of the following:

                                                             SEPTEMBER 30,    JUNE 30,
                                                                 2003           2003
                                                             -------------   -----------
                                                                     (UNAUDITED)
Raw materials..............................................   $11,083,000    $11,006,000
In process.................................................     5,521,000      5,669,000
Finished goods.............................................     6,412,000      6,094,000
                                                              -----------    -----------
                                                              $23,016,000    $22,769,000
                                                              ===========    ===========

     Foreign currency translation effects increased inventories by $614,000 from June 30, 2003 to September 30, 2003.

NOTE 7 -- DERIVATIVES:

     On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the maturity the same as the then existing credit facility. Included in interest expense was $148,000 and $124,000, respectively, for the three months ended September, 2003 and 2002 associated with this Swap.

     As a result of entering into the Extended Credit Facility on October 30, 2002, as defined in Note 3, which changed various provisions of the Amended Credit Agreement, also defined in Note 3, including the maturity date, the Swap no longer qualified as an effective cash flow hedge. Future changes in the fair value of the Swap have and will be recorded in earnings through its maturity date of October 30, 2003. The adjustment to the fair value of this portion of the Swap at September 30, 2003 resulted in a gain for the three months ended September 30, 2003 of $149,000, which was recorded in "Other income and expense" in the accompanying consolidated statement of income.

     During the three months ended September 30, 2003, the Company also had currency futures contracts that qualified as cash flow hedges; accordingly, the gain or loss on these cash flow hedges was recorded in

                        BALDWIN TECHNOLOGY COMPANY, INC.

AOCI and will be recognized when the hedged items affect earnings. Except for the Swap, hedge ineffectiveness had no material impact on earnings for the three months ended September 30, 2003 and 2002.

     Unrealized net gains (losses) included in AOCI are as follows:

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2003            2002
                                                             -------------   -------------
Balance at beginning of period.............................    $ (4,000)       $(32,000)
Additional gains (losses), net.............................     (13,000)         55,000
Amounts reclassified to earnings, net......................       6,000          10,000
                                                               --------        --------
Balance at end of period...................................    $(11,000)       $(13,000)
                                                               ========        ========

     The unrealized net loss of $11,000 at September 30, 2003 is comprised of net losses on currency futures contracts, which expire at various times through November 28, 2003, and are expected to be reclassified to earnings during that period.

NOTE 8 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

     The changes in the carrying amount of goodwill for the three months ended September 30, 2003 are as follows:

                                                         ACCESSORIES AND CONTROLS
                                                 ----------------------------------------
                                                    GROSS
                                                  CARRYING     ACCUMULATED     NET BOOK
                                                   AMOUNT      AMORTIZATION      VALUE
                                                 -----------   ------------   -----------
Balance as of July 1, 2003.....................  $13,454,000    $3,227,000    $10,227,000
Effects of currency translation................      600,000       187,000        413,000
                                                 -----------    ----------    -----------
Balance as of September 30, 2003...............  $14,054,000    $3,414,000    $10,640,000
                                                 ===========    ==========    ===========

     Intangible assets subject to amortization are comprised of the following:

                                        AS OF SEPTEMBER 30, 2003       AS OF JUNE 30, 2003
                                       --------------------------   -------------------------
                                          GROSS                       GROSS
                                        CARRYING     ACCUMULATED     CARRYING    ACCUMULATED
INTANGIBLE ASSETS:                       AMOUNT      AMORTIZATION     AMOUNT     AMORTIZATION
------------------                     -----------   ------------   ----------   ------------
Patents and trademarks...............  $6,108,000     $3,958,000    $5,961,000    $3,824,000
Other................................     785,000        521,000       781,000       521,000
                                       ----------     ----------    ----------    ----------
Total................................  $6,893,000     $4,479,000    $6,742,000    $4,305,000
                                       ==========     ==========    ==========    ==========

     Amortization expense associated with these intangible assets was $164,000 and $191,000, respectively, for the three months ended September 30, 2003 and 2002. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 9 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

     During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $23,000 and $46,000 for the three months ended September 30, 2003 and 2002, respectively, related to the March 2000 Plan. These charges relate primarily to additional exit costs, which were expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of

                        BALDWIN TECHNOLOGY COMPANY, INC.

auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers had reorganized on a global basis, management realigned the Company to support its global customer base. Rather than have separate sales, product development and production activities at each decentralized business unit, the March 2000 Plan included centralizing control of these activities. The following table details the components of the restructuring charges and the remaining reserve balances as of September 30, 2003 and June 30, 2003 related to the March 2000 Plan.

     Activity related to the March 2000 Plan in the three months ended September 30, 2003 was as follows:

                                           REMAINING                               REMAINING
                                            RESERVE     ADDITIONAL     CHARGES      RESERVE
                                           JUNE 30,    RESTRUCTURING   AGAINST   SEPTEMBER 30,
                                             2003         CHARGES      RESERVE       2003
                                           ---------   -------------   -------   -------------
                                                             (IN THOUSANDS)
Severance................................   $   55          $ 0         $ (55)      $    0
Facility lease termination costs.........    1,396           23          (106)       1,313
Other costs..............................        0            0             0            0
                                            ------          ---         -----       ------
Total program............................   $1,451          $23         $(161)      $1,313
                                            ======          ===         =====       ======

     Facility lease termination costs will be paid through April 2006. As of September 30, 2003, $605,000 is included in "Other accounts payable and accrued liabilities" and $708,000 is included in "Other long-term liabilities."

     In August 2002, in response to weak market conditions, the Company announced additional restructuring activities (the "August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an initial restructuring charge of $3,241,000 in August 2002 and additional restructuring charges of $144,000 during the balance of the fiscal year ended June 30, 2003 related to the August 2002 Plan. In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed its Dunstable, England office and is currently running its two separate United Kingdom business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts. The following table details the components of the restructuring charges and the remaining reserve balances as of September 30, 2003 and June 30, 2003 related to the August 2002 Plan.

     Activity related to the August 2002 Plan in the three months ended September 30, 2003 was as follows:

                                       REMAINING
                                        RESERVE     ADDITIONAL     CHARGES
                                       JUNE 30,    RESTRUCTURING   AGAINST   REMAINING RESERVE
                                         2003         CHARGES      RESERVE   SEPTEMBER 30, 2003
                                       ---------   -------------   -------   ------------------
                                                            (IN THOUSANDS)
Severance............................    $258          $220         $(292)          $186
Facility lease termination costs.....     345           131            (1)           475
Other costs..........................      47             8           (20)            35
                                         ----          ----         -----           ----
Total program........................    $650          $359         $(313)          $696
                                         ====          ====         =====           ====

     Severance and other costs will be paid through December 2003, and lease termination costs will be paid through October 2006, the end of the lease terms. As of September 30, 2003, $469,000 is included in "Other accounts payable and accrued liabilities" and $227,000 is included in "Other long-term liabilities."

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 10 -- SALE OF BUSINESSES:

     During the first quarter of the fiscal year ended June 30, 2003, the Company committed to a plan to dispose of substantially all of the assets of BKA; the transaction closed on October 10, 2002. Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") BKA qualified as a component and therefore the results of BKA's operations are required to be reported as discontinued operations in the accompanying consolidated statements of income. Accordingly, BKA's results for the three months ended September 30, 2002 have been aggregated and reported as a single amount in that period. BKA's net sales were $837,000 for the three months ended September 30, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000 and resulted in a gain on the sale of discontinued operations of approximately $543,000 (net of $80,000 in transaction costs), which was recognized in the second quarter of the fiscal year ending June 30, 2003.

NOTE 11 -- BUSINESS SEGMENT INFORMATION:

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

     The tables below present information about reported segments for the three months ended September 30, 2003 and 2002 (in thousands).

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
Net Sales:
  Accessories and Controls..................................  $34,511    $32,804
                                                              -------    -------
     Total Net Sales........................................  $34,511    $32,804
                                                              =======    =======

     Foreign currency translation effects increased net sales by $2,069,000 for the three months ended September 30, 2003.

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
Operating income (loss):
  Accessories and Controls..................................  $ 2,504    $(2,004)
  Corporate.................................................   (1,674)    (3,673)
                                                              -------    -------
     Total operating income (loss)..........................      830     (5,677)
Interest expense, net.......................................     (911)      (642)
Royalty income, net.........................................      651        629
Other income (expense), net.................................      592       (356)
                                                              -------    -------
     Income (loss) from continuing operations before income
      taxes.................................................  $ 1,162    $(6,046)
                                                              =======    =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Included in operating income (loss) for the three months ended September 30, 2003 and 2002 are restructuring charges of $379,000 and $2,612,000, respectively, related to accessories and controls and $3,000 and $675,000, respectively, related to corporate.

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  2003          2003
                                                              -------------   --------
                                                               (UNAUDITED)
Identifiable assets:
  Accessories and Controls..................................    $ 92,590      $85,555
  Corporate.................................................      13,190       11,269
  Divested operations.......................................           0            9
                                                                --------      -------
     Total identifiable assets..............................    $105,780      $96,833
                                                                ========      =======

NOTE 12 -- COMMON STOCK:

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

     With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of September 30, 2003, the number of outstanding shares of Class B constituted approximately 14.6% (14.6% as of June 30, 2003) of the total number of outstanding shares of both classes of Common Stock.

     Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B.

     In November 1999, the Company initiated a stock repurchase program. Under the new program, the Company is authorized to utilize up to $5,000,000 to repurchase shares of Class A and Class B. As of September 30, 2003, 818,300 shares of Class A and 25,000 shares of Class B had been repurchased for $1,784,000, of which $1,721,000 was used to purchase Class A and $63,000 was used to purchase Class B under this program. There was no activity under this repurchase program during the three months ended September 30, 2003.

NOTE 13 -- STOCK OPTIONS:

     On January 1, 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 148, "Accounting for Stock-Based Compensation -- transition and disclosure" ("SFAS 148"), which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of

                        BALDWIN TECHNOLOGY COMPANY, INC.

the fiscal year. Baldwin continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for stock-based compensation. In accordance with APB No. 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant. The exercise price for all stock option grants equals the fair market value on the date of grant, therefore no compensation expense is recorded.

     The pro forma net income (loss) and income (loss) per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended September 30, 2003 and 2002 (in thousands):

                                                               THREE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              2003     2002
                                                              -----   -------
                                                                (UNAUDITED)
Net income (loss), as reported..............................  $ 679   $(6,493)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................    (26)      (40)
                                                              -----   -------
Pro forma net income (loss).................................  $ 653   $(6,533)
                                                              =====   =======
Income (loss) per share:
  Basic and diluted -- as reported..........................  $0.05   $ (0.43)
                                                              =====   =======
  Basic and diluted -- pro forma............................  $0.04   $ (0.44)
                                                              =====   =======

NOTE 14 -- RELATED PARTIES:

     On October 25, 2002, John T. Heald, Jr. resigned as President, Chief Executive Officer and a Director of the Company. Mr. Heald was employed by the Company from March 21, 2001 to November 21, 2002. In accordance with Mr. Heald's employment agreement, the Company sold 375,000 shares of Class B to Mr. Heald in October 2001 at $1.80 per share in exchange for a recourse demand promissory note in the amount of $675,000. The promissory note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were treasury shares and the balance of 185,883 shares were newly issued shares. The promissory note is collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Heald and the Company dated October 17, 2001. If at any time, Mr. Heald sells any of these shares, he is to pay the Company $1.80 times the number of shares sold within five days of receipt of the funds from such sale. In November 2002, the Company amended the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Heald on the loan by $225,000 in exchange for a reduction in deferred compensation payments to be made by the Company to Mr. Heald. The Company agreed not to demand payment of the promissory note for a period of two years following Mr. Heald's termination. The reduction represented the then present value of Mr. Heald's deferred compensation benefit that had accrued to Mr. Heald. The balance of the loan, including interest, was $506,000 and $501,000 at September 30, 2003 and June 30, 2003, respectively.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     In February, 2002, the Company amended Mr. Nathe's employment agreement and the loan and pledge agreement, and, following repayment by Mr. Nathe of a portion of the principal on the loan, Mr. Nathe issued a substitute recourse demand promissory note for $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%. In August, 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence reduction of the outstanding principal and interest due from Mr. Nathe on the loan by $750,000 in exchange for an equal reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe's deferred compensation benefit that had accrued to Mr. Nathe. Mr. Nathe was responsible for his personal taxes on this exchange. The balance of the loan, including interest, was $845,000 and $836,000 at September 30, 2003 and June 30, 2003, respectively.

NOTE 15 -- CUSTOMERS:

     During the three months ended September 30, 2003, two customers each accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 16% and 12% of the Company's net sales for the three months ended September 30, 2003 and 2002, respectively and Mitsubishi accounted for approximately 10% and 11%, respectively for the three months ended September 30, 2003 and 2002.

NOTE 16 -- WARRANTY COSTS:

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

                                                              WARRANTY AMOUNT
                                                              ---------------
Warranty reserve at June 30, 2003...........................    $1,665,000
Additional warranty expense accruals........................       853,000
Payments against reserve....................................      (786,000)
Effects of currency rate fluctuations.......................        49,000
                                                                ----------
Warranty reserve at September 30, 2003......................    $1,781,000
                                                                ==========

NOTE 17 -- LEGAL PROCEEDINGS AND SETTLEMENTS:

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

Patent Court in Munich. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment.

     In August, 2001, R.R. Donnelley & Sons (RRD), a customer of the Company and a licensor to Baldwin Stobb, formerly a division of the Company, filed a complaint against the Company and Systems Technology Inc. (STI), the entity that acquired substantially all the assets of Baldwin Stobb in September 2000, alleging among other things, breach of a license agreement. In March 2002, RRD amended its complaint alleging additional causes of action. In early March 2003, RRD withdrew some of its claims and moved to again amend its complaint to include additional allegations and request specific performance; in late March 2003, RRD moved to file a corrected second amended complaint, alleging new causes of action and increased damages. The parties reached a settlement in June 2003, under which the Company agreed to provide product, in lieu of cash, ("Credits") to RRD for its share of the settlement, over the course of the next two years, limited to $250,000 per quarter. The Company recognized a charge to earnings, which is included in the loss from continuing operations, during the fourth quarter of the fiscal quarter and year ended June 30, 2003, in the amount of $1,250,000 representing the fair market value of said product. During the three months ended September 30, 2003, RRD utilized Credits of $32,000 resulting in a remaining balance of $1,218,000 at September 30, 2003.

NOTE 18 -- SUBSEQUENT EVENTS:

     On November 11, 2003, the Compensation and Stock Option Committee of the Company granted non-qualified options to purchase 335,000 shares of Class A to certain executives and key employees under the Company's 1996 Stock Option Plan (the "1996 Plan") at an exercise price of $1.93 per share, the fair market value on the date of grant.

     On November 12, 2003, under the 1996 Plan, six non-employee Directors were automatically granted options to purchase 5,000 shares each of Class A at an exercise price of $1.91 per share, the fair market value on the date of grant.

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

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, (vii) competitive market influences and (viii) the ability to successfully implement the Company's restructuring initiatives. Additional factors are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

  THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED SEPTEMBER 30,
  2002

  Consolidated Results

     Net sales for the three months ended September 30, 2003 increased by $1,707,000, or 5.2%, to $34,511,000 from $32,804,000 for the three months ended
September 30, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $2,069,000 in the current period, otherwise, net sales would have decreased by $362,000. This decrease was primarily due to timing of shipments.

     Gross profit for the three months ended September 30, 2003 was $10,769,000 (31.2% of net sales) as compared to $9,188,000 (28.1% of net sales) for the three months ended September 30, 2002, an increase of $1,581,000 or 17.2%. Currency rate fluctuations increased gross profit by $751,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have increased by $830,000. Gross profit as a percentage of net sales increased primarily due to a favorable mix of products, improved capacity utilization and reduced service costs, resulting primarily from the Company's restructuring efforts. In addition, gross profit in the prior year period was unfavorably impacted by higher warranty costs associated with two customer installations in Japan.

     Selling, general and administrative expenses amounted to $6,314,000 (18.3% of net sales) for the three months ended September 30, 2003 as compared to $7,487,000 (22.8% of net sales) for the same period in the prior fiscal year, a decrease of $1,173,000 or 15.7%. Currency rate fluctuations increased these expenses by $354,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,527,000. Selling expenses decreased by $443,000, which primarily relates to decreased compensation and travel costs associated with reduced employment levels, and to decreased trade show and advertising costs in the current year period. General and administrative expenses decreased by $1,084,000 primarily due to reduced compensation, travel and other employee related costs primarily as a result of the Company's restructuring efforts and to decreased subcontracting costs in the current year period.

     Engineering and development expenses decreased by $848,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $239,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $1,087,000 in the current period. This decrease relates primarily to decreased employee compensation and related costs primarily as a result of the Company's restructuring efforts and to decreased research and development project and subcontracting costs. As a percentage of net sales, engineering and development expenses decreased 3.1% to 9.4% for the three months ended September 30, 2003 compared to 12.5% for the same period in the prior fiscal year.

     The Company recorded restructuring charges of $382,000 for the three months ended September 30, 2003 compared to $3,287,000 for the same period in the prior fiscal year. The restructuring charge in the current fiscal year period of $382,000 primarily represents additional employment reductions in the United States and the United Kingdom announced in August 2003 associated with the restructuring activities initiated in August 2002 (the "August 2002 Plan"). The restructuring charge in the prior fiscal year period of $3,287,000 relates primarily to the initial restructuring charge of $3,241,000 associated with the August 2002 Plan and $46,000 of additional costs associated with the restructuring plan announced in March 2000 (the "March 2000 Plan"), which were expensed as incurred.

     Interest expense for the three months ended September 30, 2003 was $937,000 as compared to $719,000 for the three months ended September 30, 2002. Currency rate fluctuations increased interest expense by $93,000 in the current period. Otherwise, interest expense would have increased by $125,000. This increase was primarily due to both higher interest rates in effect for the three months ended September 30, 2003 as a result of the new credit agreement with Maple Bank GmbH ("Maple"), which closed on August 18, 2003 and higher deferred debt financing cost amortization during the period associated with Maple. Interest income amounted to $26,000 and $76,000 for the three months ended September 30, 2003 and 2002, respectively. This decrease in interest income is primarily due to decreased funds available for investment. Currency rate fluctuations increased interest income by $21,000 in the current period.

     Net royalty income for the three months ended September 30, 2003 was $651,000 as compared to $629,000 for the three months ended September 30, 2002.

     Other income (expense), net amounted to expense of $592,000 for the three months ended September 30, 2003 compared to expense of $356,000 for the three months ended September 30, 2002. Other income (expense), net includes net foreign currency transaction gain of $518,000 and $2,000 for the three months ended September 30, 2003 and 2002, respectively. The increase is primarily attributable to currency fluctuations associated with the Maple loan. Included in other income and expense for the three months ended September 30, 2003 and 2002 are gains of $2,000 and losses of $93,000, respectively, resulting from the ineffective portions of derivative financial instruments which qualify as cash flow hedge gains of $149,000 and losses of $65,000 related to an interest rate swap which ceased to qualify as a hedge. Also included in other income and expense in the prior fiscal year period is an additional loss of $211,000 as a result of finalizing certain adjustments with the buyer of the Roll Handling Group ("RHG"), which closed in September 2001.

     The Company recorded an income tax provision of $483,000 for the three months ended September 30, 2003 as compared to $259,000 for the three months ended September 30, 2002. The effective tax rate of 41.6% for the three months ended September 30, 2003 is primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carryforwards are not available. The effective tax rate for the three months ended September 30, 2002 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations increased the provision for income taxes by $9,000 in the current period.

     Loss from operations of discontinued operations for the three months ended September 30, 2002 was $188,000 and related to the sale of the Baldwin Kansa operation, which was completed in October 2002.

     The Company's net income amounted to $697,000 for the three months ended September 30, 2003, compared to a net loss of $6,493,000 for the three months ended September 30, 2002. Currency rate fluctuations increased net income by $140,000 in the current period. Net income per share amounted to $0.05 basic and diluted for the three months ended September 30, 2003, as compared to net loss per share of $0.43 basic and diluted for the three months ended September 30, 2002.

  Segment Results

     ACCESSORIES AND CONTROLS GROUP

     Net sales for the three months ended September 30, 2003 increased by $1,707,000, or 5.2%, to $34,511,000 from $32,804,000 for the three months ended
September 30, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,069,000; otherwise, net sales would have decreased by $362,000 in the current period.

     Operating income amounted to $2,504,000 (7.3% of net sales) for the three months ended September 30, 2003, as compared to an operating loss of $2,004,000 (6.1% of net sales) for the same period in the prior fiscal year, an increase of $4,508,000. Currency rate fluctuations increased the current fiscal year's operating income by $185,000. Otherwise, operating income would have increased by $4,323,000 in the current period. This increase is primarily the result of the effects of the Company's previous restructuring efforts, and to decreased restructuring charges and consulting costs in the current fiscal year period. Operating income for the three months ended September 30, 2003 and 2002, includes restructuring charges of $379,000 and $2,612,000, respectively, associated with both the March 2000 Plan and the August 2002 Plan.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2003

  LIQUIDITY AND WORKING CAPITAL

     On August 18, 2003, the Company entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company at any time by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or (ii) 11.5% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The closing costs are being amortized and included in interest expense through August 18, 2004. The Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

     Prior to this refinancing with Maple, and on October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. The Revolver had associated commitment fees, which were calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. Commitment fees, for the three months ended September 30, 2002 were $2,000. The Company incurred additional costs of approximately $227,000 associated with entering into the Amended Credit Facility. The Company amortized the remaining deferred financing costs through October 1, 2002, the maturity date of the Amended Credit Facility.

     The Company has experienced operating and net losses, and debt covenant violations over the past three years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consisted of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 10 to the consolidated financial statements) plus $464,000 from the Company's cash flows to reduce outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings, subject to a borrowing base calculation. Additionally, beginning in December 2002 and extending through June 2003, the Company was required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing since entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. Additionally, at September 30, 2002 and March 31, 2003, the Company was not in compliance with its debt covenants, and received waivers for the non-compliance. At June 30, 2003, the Company had outstanding borrowings of $16,112,000 under the Extended Revolver and Extended Term Loan and this entire outstanding balance, which was classified as current as of June 30, 2003, was entirely repaid from the proceeds of the refinancing with Maple on August 18, 2003.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $24,880,000, including $20,000,000 available under the Credit Agreement. As of September 30, 2003, the Company had $22,361,000 outstanding under these credit facilities including $18,928,000 under the Credit Agreement. Total debt levels as reported on the balance sheet at September 30, 2003 are $529,000 higher than they would have been if June 30, 2003 exchange rates had been used.

     On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the maturity the same as the then existing credit facility. Included in interest expense was $148,000 and $124,000, respectively, for the three months ended September, 2003 and 2002 associated with this Swap.

     The Company's working capital increased by $1,373,000 or 33.8%, from $4,064,000 at June 30, 2003, to $5,437,000 at September 30, 2003. Foreign
currency rate fluctuations accounted for an increase of $472,000; otherwise, working capital would have increased by $901,000. Working capital increased primarily due to increased levels of cash, trade accounts and notes receivable, primarily in Japan, Germany and Australia and additional deferred financing costs associated with the Maple loan. Working capital decreased primarily by the additional debt resulting from Maple, increased accounts and notes payable, primarily in Japan, Germany and Sweden and customer deposits, primarily in Japan.

     The Company utilized $178,000 and $259,000 for investing activities for the three months ended September 30, 2003 and 2002, respectively, primarily for additions to property, plant and equipment, and patents and trademarks.

     Net cash used by financing activities was $207,000 for the three months ended September 30, 2003 as compared to $822,000 for the three months ended September 30, 2002. The difference was primarily due to higher net debt borrowings in the current fiscal year period primarily from Maple, partially offset by the additional closing costs associated with obtaining the Maple loan.

     During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $23,000 and $46,000 for the three months ended September 30, 2003 and 2002, respectively, related to the March 2000 Plan. These charges relate primarily to additional exit costs, which were expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers had reorganized on a global basis, management realigned the Company to support its global customer base. Rather than have separate sales, product development and production activities at each decentralized business unit, the March 2000 Plan included centralizing control of these activities. Facility lease termination costs will be paid through April 2006. As of September 30, 2003, $605,000 is included in "Other accounts payable and accrued liabilities" and $708,000 is included in "Other long-term liabilities."

     In response to weak market conditions, in August 2002, the Company announced additional restructuring activities (the "August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an initial restructuring charge of $3,241,000 in August 2002 and additional restructuring charges of $144,000 during the balance of the fiscal year ended June 30, 2003 related to the August 2002 Plan. In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed its office in Dunstable, England and is currently running its two separate United Kingdom business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts.

     The August 2002 Plan is expected to reduce operating costs by approximately $6,900,000 annually after full implementation, which is expected to occur by the end of December 2003. Severance and other costs will be paid through December 2003, and lease termination costs will be paid through October 2006, the end of the lease terms. As of September 30, 2003, $469,000 is included in "Other accounts payable and accrued liabilities" and $227,000 is included in "Other long-term liabilities."

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

     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary are sufficient to finance its working capital and other capital requirements through the term of the credit agreement with Maple.

     At September 30, 2003 and June 30, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company's contractual obligations at September 30, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                             FISCAL YEARS ENDING JUNE 30,
                                       ------------------------------------------------------------------------
                                         TOTAL AT
                                       SEPTEMBER 30,                                                  2009 AND
                                           2003        2004*     2005      2006     2007     2008    THEREAFTER
                                       -------------   ------   -------   ------   ------   ------   ----------
Contractual Obligations:
Loans payable........................     $ 3,433      $3,433   $     0   $    0   $    0   $    0      $  0
Capital lease obligations............         209          16        74       74       16       16        13
Long-term debt.......................      19,569         108    19,059      132      123      116        31
Non-cancelable operating lease
  obligations........................      13,297       3,208     3,762    2,970    1,600      926       831
                                          -------      ------   -------   ------   ------   ------      ----
Total contractual cash obligations...     $36,508      $6,765   $22,895   $3,176   $1,739   $1,058      $875
                                          =======      ======   =======   ======   ======   ======      ====

---------------

* Includes only the remaining nine months of the fiscal year ending June 30, 2004.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. There have been no material changes during the three months ended September 30, 2003.

ITEM 4:  CONTROLS AND PROCEDURES

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

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.64   Amendment to Employment Agreement dated and effective
        November 11, 2003 between Baldwin Technology Company, Inc.
        and Vijay C. Tharani (filed herewith).
31.01   Certification of the Principal Executive Officer pursuant to
        Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.02   Certification of the Principal Financial Officer pursuant to
        Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.01   Certification pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.02   Certification pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

     (b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated July 1, 2003 relating to items 5 and 7.

          The Company filed a Current Report on Form 8-K dated August 1, 2003 relating to items 5 and 7.

          The Company filed a Current Report on Form 8-K dated August 18, 2003 relating to items 5 and 7.

          The Company filed a Current Report on Form 8-K dated September 26, 2003 relating to items 7 and 9.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BALDWIN TECHNOLOGY COMPANY, INC.

                                          By      /s/ VIJAY C. THARANI
                                            ------------------------------------
                                              Vice President, Chief Financial
                                                    Officer and Treasurer

Dated: November 14, 2003