Form 10-Q
period 2003-12-31
BALDWIN TECHNOLOGY CO INC
filed 2004-02-17
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[Mark one]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                       For quarter ended December 31, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period from __________ to ___________

                          Commission file number 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     12-3258160
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                Twelve Commerce Drive, Shelton, Connecticut 06484
               --------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

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

         YES [ ]                         NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class               Outstanding at January 31, 2004
---------------------        -------------------------------
Class A Common Stock
   $0.01 par value                     12,832,647

Class B Common Stock
   $0.01 par value                      2,181,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                          Page
                                                                                          ----
Part I   Financial Information

         Item 1  Financial Statements

                 Consolidated Balance Sheets at December 31, 2003 (unaudited) and
                 June 30, 2003                                                              1-2

                 Consolidated Statements of Income for the three
                 and six months ended December 31, 2003 (unaudited)
                 and 2002 (unaudited)                                                         3

                 Consolidated Statements of Changes in Shareholders'
                 Equity for the six months ended December 31, 2003 (unaudited)                4

                 Consolidated Statements of Cash Flows for the six
                 months ended December 31, 2003 (unaudited) and
                 2002 (unaudited)                                                           5-6

                 Notes to Consolidated Financial Statements (unaudited)                    7-17

         Item 2  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                    18-27

         Item 3  Quantitative and Qualitative Disclosures About
                 Market Risk                                                                 27

         Item 4  Controls and Procedures                                                     27

Part II          Other Information

         Item 6  Exhibits and Reports on Form 8-K                                            28

Signatures                                                                                   29

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                               December 31, 2003   June 30, 2003
                                                                               -----------------   -------------
                                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  12,678         $  6,950
  Accounts receivable trade, net of allowance for doubtful
    accounts of $2,370 ($2,286 at June 30, 2003)                                      22,357           22,102
  Notes receivable, trade                                                             12,650           10,336
  Inventories, net                                                                    25,404           22,769
  Deferred taxes                                                                         580              532
  Prepaid expenses and other                                                           8,573            4,611
                                                                                   ---------         --------
                  Total Current Assets                                                82,242           67,300
                                                                                   ---------         --------

MARKETABLE SECURITIES:
  Cost $580 ($505 at June 30, 2003)                                                      541              407
                                                                                   ---------         --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings                                                                   1,023              914
  Machinery and equipment                                                              3,466            2,896
  Furniture and fixtures                                                               3,864            3,461
  Leasehold improvements                                                                 473              474
  Capital leases                                                                         282              255
                                                                                   ---------         --------
                                                                                       9,108            8,000
  Less:  Accumulated depreciation and amortization                                    (4,204)          (2,978)
                                                                                   ---------         --------
Net Property, Plant and Equipment                                                      4,904            5,022
                                                                                   ---------         --------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost, less accumulated
  amortization of $4,056 ($3,824 at June 30, 2003)                                     2,224            2,137

GOODWILL, less accumulated amortization of $3,569 (3,227 at June 30, 2003)            11,250           10,227

DEFERRED TAXES                                                                         7,612            7,453

OTHER ASSETS                                                                           4,240            4,287
                                                                                   ---------         --------

TOTAL ASSETS                                                                       $ 113,013         $ 96,833
                                                                                   =========         ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  December 31, 2003  June 30, 2003
                                                                                  -----------------  -------------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                                      $   2,794        $   3,301
   Current portion of long-term debt                                                     20,911           16,247
   Accounts payable, trade                                                               12,677           12,249
   Notes payable, trade                                                                  11,218            8,168
   Accrued salaries, commissions, bonus and
    profit-sharing                                                                        5,238            4,196
   Customer deposits                                                                      4,412            3,175
   Accrued and withheld taxes                                                             1,990            2,102
   Income taxes payable                                                                   2,332            1,975
   Other accounts payable and accrued liabilities                                        11,740           11,823
                                                                                      ---------        ---------
                  Total current liabilities                                              73,312           63,236
                                                                                      ---------        ---------

LONG TERM LIABILITIES:
   Long-term debt                                                                         2,367              521
   Other long-term liabilities                                                            7,111            6,795
                                                                                      ---------        ---------
                  Total long-term liabilities                                             9,478            7,316
                                                                                      ---------        ---------
                  Total liabilities                                                      82,790           70,552
                                                                                      ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized, 16,462,849
     shares issued (16,458,849 shares at June 30, 2003)                                     165              165
   Class B Common Stock, $.01 par, 4,500,000 shares authorized, 2,181,883 shares
     issued (2,185,883 shares at June 30, 2003)                                              21               21
   Capital contributed in excess of par value                                            56,986           56,986
   Retained Deficit                                                                     (17,750)         (19,653)
   Accumulated other comprehensive income                                                 3,450            1,411
   Less: Treasury stock, at cost:
     Class A - 3,630,202 shares                                                         (12,199)         (12,199)
   Note receivable from a former executive for common stock issuance                       (450)            (450)
                                                                                      ---------        ---------
                  Total shareholders' equity                                             30,223           26,281
                                                                                      ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 113,013        $  96,833
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                For the three months         For the six months
                                                                 ended December 31,          ended December 31,
                                                               ----------------------      ----------------------
                                                                 2003          2002          2003          2002
                                                               --------      --------      --------      --------
Net Sales                                                      $ 39,443      $ 35,288      $ 73,954      $ 68,092
Cost of goods sold                                               26,646        23,806        50,388        47,422
                                                               --------      --------      --------      --------
Gross Profit                                                     12,797        11,482        23,566        20,670
                                                               --------      --------      --------      --------

Operating Expenses:
 General and administrative                                       4,670         3,105         8,311         7,657
 Selling                                                          3,305         2,953         5,978         5,888
 Engineering and development                                      3,315         4,417         6,558         8,508
 Restructuring charges                                               43            50           425         3,337
                                                               --------      --------      --------      --------
                                                                 11,333        10,525        21,272        25,390
                                                               --------      --------      --------      --------
Operating income (loss)                                           1,464           957         2,294        (4,720)
                                                               --------      --------      --------      --------

Other (income) expense:
 Interest expense                                                 1,418           600         2,355         1,318
 Interest income                                                    (30)          (65)          (56)         (141)
 Royalty income, net                                               (900)         (529)       (1,551)       (1,158)
 Other (income) expense, net                                     (1,038)           76        (1,630)          432
                                                               --------      --------      --------      --------
                                                                   (550)           82          (882)          451
                                                               --------      --------      --------      --------
  Income (loss) from continuing operations before
    income taxes                                                  2,014           875         3,176        (5,171)

Provision for income taxes                                          790           363         1,273           622
                                                               --------      --------      --------      --------
Income (loss) from continuing operations                          1,224           512         1,903        (5,793)
Discontinued operations (Note 10):
   Loss from operations of discontinued component (less
   applicable income taxes of $0)                                     0           (65)            0          (253)
   Gain on sale of discontinued component (less applicable
   income taxes of $0)                                                0           543             0           543
                                                               --------      --------      --------      --------
Net income (loss)                                              $  1,224      $    990      $  1,903      $ (5,503)
                                                               ========      ========      ========      ========
Net income (loss) per share - basic and diluted
   Continuing operations                                       $   0.08      $   0.03      $   0.13      $  (0.39)
   Discontinued operations - loss from operations                  0.00          0.00          0.00         (0.02)
   Discontinued operations - gain on sale                          0.00          0.04          0.00          0.04
                                                               --------      --------      --------      --------
                                                               $   0.08      $   0.07      $   0.13      $  (0.37)
                                                               ========      ========      ========      ========
Weighted average shares outstanding:
   Basic                                                         15,015        15,015        15,015        15,015
                                                               ========      ========      ========      ========
   Diluted                                                       15,245        15,015        15,130        15,015
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)




                              Class A             Class B         Capital                 Accumulated
                           Common Stock        Common Stock     Contributed                  Other
                        ------------------   -----------------   In Excess   Retained    Comprehensive
                          Shares    Amount     Shares   Amount    of Par      Deficit    Income (loss)
                        ----------  ------   ---------  ------  -----------  ---------   -------------
Balance at
 June 30, 2003          16,458,849   $165    2,185,883   $21      $56,986    $ (19,653)    $  1,411

Net income for the
  six months ended
  December 31, 2003                                                              1,903

Translation adjustment                                                                        2,031

Unrealized gain on
  available-for-sale
  securities, net of
  tax                                                                                            34

Unrealized loss on
  forward ontracts,
  net of tax                                                                                    (26)


Conversion of B
  shares into A shares       4,000      0       (4,000)    0

Comprehensive
  Income


                        ----------   ----    ---------   ---      -------    ---------      -------
Balance at
December 31, 2003       16,462,849   $165    2,181,883   $21      $56,986    $ (17,750)     $ 3,450
                        ==========   ====    =========   ===      =======    =========      =======


                                                       Note
                                                    receivable
                                                   from a former
                            Treasury Stock         executive for
                        -----------------------     Common Stock   Comprehensive
                          Shares       Amount        Issuance      Income (loss)
                        ----------   ----------    -------------   -------------
Balance at
 June 30, 2003          (3,630,202)  $(12,199)        $(450)

Net income for the
  six months ended
  December 31, 2003                                                   $ 1,903

Translation adjustment                                                  2,031

Unrealized gain on
  available-for-sale
  securities, net of
  tax                                                                      34

Unrealized loss on
  forward ontracts,
  net of tax                                                              (26)
                                                                      -------

Conversion of B
  shares into A shares

Comprehensive
  Income                                                              $ 3,942
                                                                      =======

                        ----------    --------        -----
Balance at
December 31, 2003       (3,630,202)   $(12,199)       $(450)
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

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    For the six months ended
                                                                          December 31,
                                                                    ------------------------
                                                                      2003           2002
                                                                    ---------      ---------
Cash flows from operating activities:
 Net income (loss)                                                  $   1,903      $  (5,503)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                        913            966
     Accrued retirement pay                                               197            307
     Provision for losses on accounts receivable                           29            154
     Gain from disposition of business                                      0           (543)
     Restructuring charges                                                425          3,337
     Deferred income taxes                                                 23           (456)
     Changes in assets and liabilities, net of businesses sold:
       Accounts and notes receivable                                      662          3,593
       Inventories                                                       (817)           542
       Prepaid expenses and other                                        (848)         1,683
       Other assets                                                       213            929
       Customer deposits                                                  686           (491)
       Accrued compensation                                               694           (494)
       Payments against restructuring charges                            (997)        (1,677)
       Accounts and notes payable, trade                                1,500          1,252
       Income taxes payable                                               211            234
       Accrued and withheld taxes                                        (287)          (194)
       Other accounts payable and accrued liabilities                    (739)        (2,159)
       Interest payable                                                    74             16
                                                                    ---------      ---------
           Net cash provided by operating activities                    3,842          1,496
                                                                    ---------      ---------
Cash flows from investing activities:
   Proceeds from disposition of businesses, net                             0          3,736
   Additions of property, plant and equipment                            (203)          (413)
   Additions of patents and trademarks                                   (269)          (153)
                                                                    ---------      ---------
        Net cash (used) provided by investing activities                 (472)         3,170
                                                                    ---------      ---------
Cash flows from financing activities:
   Long-term and short-term debt borrowings                            22,271            147
   Long-term and short-term debt repayments                           (18,874)        (4,021)
   Principal payments under capital lease obligations                     (64)            (3)
   Payment of debt financing costs                                     (2,457)          (471)
   Other long-term liabilities                                             (9)            14
                                                                    ---------      ---------
           Net cash provided (used) by financing activities               867         (4,334)
                                                                    ---------      ---------

Effects of exchange rate changes                                        1,491            148
                                                                    ---------      ---------

Net increase in cash and cash equivalents                               5,728            480
Cash and cash equivalents at beginning of period                        6,950          5,106
                                                                    ---------      ---------
Cash and cash equivalents at end of period                          $  12,678      $   5,586
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                     For the six months
                                     ended December 31,
                                     ------------------
                                      2003        2002
                                     ------     -------
Cash paid during the period for:
   Interest                          $2,429      $1,334
   Income taxes                      $1,007      $1,133

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

         The Company has experienced operating losses and debt covenant violations over the past three fiscal years. As more fully discussed in these notes to the consolidated financial statements, the Company has embarked on restructuring plans (see Note 9) and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain non-core operating units (see Note 10), the consolidation of manufacturing facilities and headcount reductions. As a result of these actions, combined with a new credit agreement (see Note 3), management believes that the Company's cash flows from operations, along with available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements over the term of the current financing agreement, which matures on August 15, 2004. Management further believes that additional actions can be taken to reduce operating expenses and that assets can be sold to meet liquidity needs, if necessary.

         The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

         In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104") "Revenue Recognition", which supercedes Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 is not expected to have a material impact on the Company's revenue recognition.

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

NOTE 3 - REVOLVING CREDIT FACILITY:

         On August 18, 2003, the Company entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company at any time by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or (ii) 11.5% for loans denominated in Euros. The Credit Agreement provides that the interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. As a result of the Company exceeding the Disclosed EBITDA for the quarter ended December 31, 2003, the interest rate was reduced beginning January 1, 2004 by 0.68% for loans denominated in U.S Dollars and 1.5% for loans denominated in Euros. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The closing costs are being amortized and included in interest expense through August 15, 2004. The Credit Agreement does not require the Company to meet any financial covenants, except for a limitation on annual capital expenditures and a prohibition against additional credit facilities; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Although there can be no guarantee, management is exploring additional financing alternatives and believes that the Company's debt can be refinanced on a long-term basis.

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

         The Company had experienced operating and net losses, and debt covenant violations over the past three fiscal years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consisted of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 10) plus $464,000 from the Company's cash flows to reduce outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings, subject to a borrowing base calculation. Additionally, beginning in December 2002 and extending through June 2003, the Company was required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing after entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. Additionally, at September 30, 2002 and March 31, 2003, the Company was not in compliance with its debt covenants, and received waivers for the non-compliance. At June 30, 2003, the Company had outstanding borrowings of $16,112,000 under the Extended Revolver and Extended Term Loan and this entire outstanding balance, which was classified as current as of June 30, 2003, was entirely repaid from the proceeds of the refinancing with Maple on August 18, 2003.

         In December 2003, the Company, through its Japanese subsidiary, obtained a YEN 300,000,000 term loan (approximately $2,794,000), which matures in December 2006 (the "Japanese Term Loan"). The Japanese Term Loan is subject to semi-annual principal payments of YEN 50,000,000 and bears interest at TIBOR plus 0.75%. The Company has received a waiver from Maple in connection with this loan, received the proceeds in December 2003, and is currently considering alternative uses of these funds.

         The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $27,516,000, including $20,000,000 available under the Credit Agreement. As of December 31, 2003, the Company had $26,072,000 outstanding under these credit facilities including $19,835,000 under the Credit Agreement. Total debt levels as reported on the balance sheet at December 31, 2003 are $2,607,000 higher than they would have been if June 30, 2003 exchange rates had been used.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

         Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income (loss) per share include 115,000 and 230,000 additional shares, respectively for the three and six months ended December 31, 2003 and zero additional shares for the three and six months ended December 31, 2002, which represent potentially dilutive securities. Outstanding options to purchase 1,589,000 and 931,000 shares of the Company's common stock for the six months ended December 31, 2003 and 2002 respectively, are not included in the above calculation to compute diluted net income (loss) per share as they have an anti-dilutive effect.

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

                                        December 31, 2003  June 30, 2003
                                        -----------------  -------------
                                                  (Unaudited)
Cumulative translation adjustments         $ 3,503,000      $ 1,472,000
Unrealized loss on investments,
   net of deferred taxes of $16,000
   ($41,000 at June 30, 2003)                  (23,000)         (57,000)
Unrealized loss on derivatives,
   net of deferred taxes of $15,000
   ($2,000 at June 30, 2003)                   (30,000)          (4,000)
                                           -----------      -----------
                                           $ 3,450,000      $ 1,411,000
                                           ===========      ===========

NOTE 6 - INVENTORIES:

         Inventories consist of the following:

                   December 31, 2003     June 30, 2003
                   -----------------    ----------------
                                (Unaudited)
Raw materials       $    12,236,000     $     11,006,000
In process                6,353,000            5,669,000
Finished goods            6,815,000            6,094,000
                    ---------------     ----------------
                    $    25,404,000     $     22,769,000
                    ===============     ================

         Foreign currency translation effects increased inventories by $1,819,000 from June 30, 2003 to December 31, 2003.

NOTE 7 - DERIVATIVES:

         On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the maturity the same as the then existing credit facility. Included in interest expense was $48,000 and $196,000, respectively, for the three and six months ended December 31, 2003 and $126,000 and $249,000, respectively for the three and six months ended December 31, 2002 associated with this Swap, which expired on October 30, 2003.

         As a result of entering into the Extended Credit Facility on October 30, 2002, as defined in Note 3, which changed various provisions of the Amended Credit Agreement, also defined in Note 3, including the maturity date, the Swap no longer qualified as an effective cash flow hedge. Therefore, adjustments to the fair value of the Swap subsequent to October 30, 2002 were recorded in earnings through its maturity date of October 30, 2003. The adjustments to the fair value of this portion of the Swap resulted in a gain (loss) for the three and six months ended December 31, 2003 of $48,000 and $196,000, respectively and $91,000 and ($65,000), respectively for the three and six months ended December 31, 2002, which was recorded in "Other income and expense" in the accompanying consolidated statement of income.

         During the six months ended December 31, 2003, the Company also had currency futures contracts that qualified as cash flow hedges; accordingly, the gain or loss on these cash flow hedges was recorded in AOCI and will be recognized when the hedged items affect earnings. Except for the Swap, hedge ineffectiveness had no material impact on earnings for the six months ended December 31, 2003 and 2002.

         Unrealized net gains (losses) included in AOCI are as follows:

                                          December 31, 2003   December 31, 2002
                                          -----------------   -----------------
Balance at beginning of period              $      (4,000)     $       (32,000)
Additional gains (losses), net                    (49,000)              28,000
Amounts reclassified to earnings, net              23,000              (10,000)
                                            -------------      ---------------
Balance at end of period                    $     (30,000)     $       (14,000)
                                            =============      ===============

         The unrealized net loss of $30,000 at December 31, 2003 is comprised of net losses on currency futures contracts, which expired at various times through January 28, 2004, and were reclassified to earnings during that period.

NOTE 8 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

         The changes in the carrying amount of goodwill for the six months ended December 31, 2003 are as follows:

                                           Accessories and Controls
                                 -----------------------------------------
                                    Gross
                                   Carrying    Accumulated        Net
                                    Amount     Amortization    Book Value
                                 ------------  ------------   ------------
Balance as of July 1, 2003       $ 13,454,000   $3,227,000    $ 10,227,000
Effects of currency translation     1,365,000      342,000       1,023,000
                                 ------------   ----------    ------------
Balance as of December 31, 2003  $ 14,819,000   $3,569,000    $ 11,250,000
                                 ============   ==========    ============

Intangible assets subject to amortization are comprised of the following:

                            As of December 31, 2003          As of June 30, 2003
                         -----------------------------  -----------------------------
                             Gross                          Gross
                           Carrying       Accumulated      Carrying     Accumulated
  Intangible Assets:        Amount       Amortization       Amount      Amortization
----------------------   -------------  --------------  -------------   -------------
Patents and trademarks   $   6,280,000  $    4,056,000  $   5,961,000   $   3,824,000
Other                          855,000         604,000        781,000         481,000
                         -------------  --------------  -------------   -------------
Total                    $   7,135,000  $    4,660,000  $   6,742,000   $   4,305,000
                         =============  ==============  =============   =============

         Amortization expense associated with these intangible assets was $110,000 and $274,000, respectively, for the three and six months ended December 31, 2003 and $206,000 and $397,000, respectively for the three and six months ended December 31, 2002. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 9 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

         During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of zero and $23,000, respectively for the three and six months ended December 31, 2003 and $9,000 and $55,000, respectively for the three and six months ended December 31, 2002 related to the March 2000 Plan. These charges relate primarily to additional exit costs, which were expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers had reorganized on a global basis, management realigned the Company to support its global customer base. Rather than have separate sales, product development and production activities at each decentralized business unit, the March 2000 Plan included centralizing control of these activities. The following table details the components of the restructuring charges and the remaining reserve balances as of December 31, 2003 and June 30, 2003 related to the March 2000 Plan.

         Activity related to the March 2000 Plan in the six months ended December 31, 2003 was as follows:

                                          Remaining      Additional   Payments      Remaining
                                           Reserve     Restructuring  Against        Reserve
                                        June 30, 2003     Charges     Reserve   December 31, 2003
                                        -------------  -------------  --------  -----------------
                                                              (in thousands)
Severance..........................         $   55         $  0        $ (55)        $    0
Facility lease termination costs...          1,396           23         (401)         1,018
Other costs........................              0            0            0              0
                                            ------         ----        -----         ------
Total program......................         $1,451         $ 23        $(456)        $1,018
                                            ======         ====        =====         ======

         Facility lease termination costs will be paid through April 2006. As of December 31, 2003, $443,000 is included in "Other accounts payable and accrued liabilities" and $575,000 is included in "Other long-term liabilities."

         In August 2002, in response to weak market conditions, the Company announced additional restructuring activities (the "August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an initial restructuring charge of $3,241,000 in August 2002 and additional restructuring charges of $144,000 during the balance of the fiscal year ended June 30, 2003 related to the August 2002 Plan. In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed its Dunstable, England office and is currently running its two separate United Kingdom business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts. The Company recorded restructuring charges of $43,000 and $401,000, respectively for the three and six months ended December 31, 2003 related to the August 2002 Plan. The following table details the components of the restructuring charges and the remaining reserve balances as of December 31, 2003 and June 30, 2003 related to the August 2002 Plan.

         Activity related to the August 2002 Plan in the six months ended December 31, 2003 was as follows:

                                         Remaining        Additional     Payments       Remaining
                                          Reserve       Restructuring     Against        Reserve
                                       June 30, 2003       Charges        Reserve   December 31, 2003
                                       -------------   ---------------   --------   -----------------
                                                               (in thousands)
Severance...........................     $    258          $    220      $   (476)        $      2
Facility lease termination costs....          345               173           (43)             475
Other costs.........................           47                 8           (23)              32
                                         --------          --------      --------         --------
Total program.......................     $    650          $    401      $   (542)        $    509
                                         ========          ========      ========         ========

         Severance and other costs will be paid through February 2004, and lease termination costs will be paid through October 2006, the end of the lease terms. As of December 31, 2003, $282,000 is included in "Other accounts payable and accrued liabilities" and $227,000 is included in "Other long-term liabilities."

NOTE 10 - SALE OF BUSINESSES:

         During the first quarter of the fiscal year ended June 30, 2003, the Company committed to a plan to dispose of substantially all of the assets of BKA; the transaction closed on October 10, 2002. Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") BKA qualified as a component and therefore the results of BKA's operations are required to be reported as discontinued operations in the accompanying consolidated statements of income. Accordingly, BKA's results for each of the three and six months ended December 31, 2002 have been aggregated and reported as a single amount in each respective period. BKA's net sales were $141,000 and $978,000, respectively for the three and six months ended December 31, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000 and resulted in a gain on the sale of discontinued operations of approximately $543,000 (net of $80,000 in transaction costs), which was recognized in the second quarter of the fiscal year ending June 30, 2003.

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

         The tables below present information about reported segments for the three and six months ended December 31, 2003 and 2002 (in thousands).

                                Three months ended        Six months ended
                                   December 31,             December 31,
                              -----------------------  -----------------------
                                    (Unaudited)              (Unaudited)
                              -----------------------  -----------------------
                                 2003         2002        2003         2002
                              ----------   ----------  ----------   ----------
Net Sales:
   Accessories and Controls   $   39,443   $   35,288  $   73,954   $   68,092
                              ----------   ----------  ----------   ----------
          Total Net Sales     $   39,443   $   35,288  $   73,954   $   68,092
                              ==========   ==========  ==========   ==========

         Foreign currency translation effects increased net sales by $4,342,000 and $6,411,000, respectively for the three and six months ended December 31, 2003.

                                                 Three months ended           Six months ended
                                                    December 31,                December 31,
                                               ----------------------      ----------------------
                                                    (Unaudited)                  (Unaudited)
                                               ----------------------      ----------------------
                                                 2003          2002          2003          2002
                                               --------      --------      --------      --------
Operating income (loss):
  Accessories and Controls                     $  3,601      $  1,658      $  6,105      $   (346)
  Corporate                                      (2,137)         (701)       (3,811)       (4,374)
                                               --------      --------      --------      --------
       Total operating income (loss)              1,464           957         2,294        (4,720)
Interest expense, net                            (1,388)         (535)       (2,299)       (1,177)
Royalty income, net                                 900           529         1,551         1,158
Other income (expense), net                       1,038           (76)        1,630          (432)
                                               --------      --------      --------      --------
  Income (loss) from continuing operations
     before income taxes                       $  2,014      $    875      $  3,176      $ (5,171)
                                               ========      ========      ========      ========

         Included in operating income (loss) are restructuring charges of $43,000 and $422,000, respectively for the three and six months ended December 31, 2003 and $50,000 and $2,662,000, respectively for the three and six months ended December 31, 2002 related to accessories and controls and zero and $3,000, respectively for the three and six months ended December 31, 2003 and $146,000 and $146,000, respectively for the three and six months ended December 31, 2002 related to corporate.

                                    December 31,  June 30,
                                       2003         2003
                                    -----------   --------
                                    (Unaudited)
Identifiable assets:
  Accessories and Controls          $    98,914   $ 85,555
  Corporate                              14,099     11,269
  Divested operations                         0          9
                                    -----------   --------
        Total identifiable assets   $   113,013   $ 96,833
                                    ===========   ========

NOTE 12 - COMMON STOCK:

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

         With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of December 31, 2003, the number of outstanding shares of Class B constituted approximately 14.5% (14.6% as of June 30, 2003) of the total number of outstanding shares of both classes of Common Stock.

         Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. During the three months ended December 31, 2003, 4,000 shares of Class B were converted into 4,000 shares of Class A. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B.

         In November 1999, the Company initiated a stock repurchase program. Under this new program, the Company is authorized to utilize up to $5,000,000 to repurchase shares of Class A and Class B. As of December 31, 2003, 818,300 shares of Class A and 25,000 shares of Class B had been repurchased for $1,784,000, of which $1,721,000 was used to purchase Class A and $63,000 was used to purchase Class B under this program. There was no activity under this repurchase program during the three and six months ended December 31, 2003.

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

         The pro forma net income (loss) and income (loss) per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended December 31, 2003 and 2002 (in thousands):

                                                        Three months ended         Six months ended
                                                           December 31,              December 31,
                                                       --------------------      --------------------
                                                            (Unaudited)               (Unaudited)
                                                       --------------------      --------------------
                                                        2003         2002         2003          2002
                                                       -------      -------      -------      -------
Net income (loss), as reported                         $ 1,224      $   990      $ 1,903      $(5,503)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects               (25)         (41)         (51)         (81)
                                                       -------      -------      -------      -------
Pro forma net income (loss)                            $ 1,199      $   949      $ 1,852      $(5,584)
                                                       =======      =======      =======      =======

Income (loss) per share:
   Basic and diluted - as reported                     $  0.08      $  0.07      $  0.13      $ (0.37)
                                                       =======      =======      =======      =======
   Basic and diluted - pro forma                       $  0.08      $  0.06      $  0.12      $ (0.37)
                                                       =======      =======      =======      =======

NOTE 14 - RELATED PARTIES:

         On October 25, 2002, John T. Heald, Jr. resigned as President, Chief Executive Officer and a Director of the Company. Mr. Heald was employed by the Company from March 21, 2001 to November 21, 2002. In accordance with Mr. Heald's employment agreement, the Company sold 375,000 shares of Class B to Mr. Heald in October 2001 at $1.80 per share in exchange for a recourse demand promissory note in the amount of $675,000. The promissory note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were treasury shares and the balance of 185,883 shares were newly issued shares. The promissory note is collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Heald and the Company dated October 17, 2001. If at any time, Mr. Heald sells any of these shares, he is to pay the Company $1.80 times the number of shares sold within five days of receipt of the funds from such sale. In November 2002, the Company amended the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Heald on the loan by $225,000 in exchange for a reduction in deferred compensation payments to be made by the Company to Mr. Heald. The Company agreed not to demand payment of the promissory note for a period of two years following Mr. Heald's termination. The reduction represented the then present value of Mr. Heald's deferred compensation benefit that had accrued to Mr. Heald. The balance of the loan, including interest, was $512,000 and $501,000 at December 31, 2003 and June 30, 2003, respectively.

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

         In February, 2002, the Company amended Mr. Nathe's employment agreement and the loan and pledge agreement, and, following repayment by Mr. Nathe of a portion of the principal on the loan, Mr. Nathe issued a substitute recourse demand promissory note for $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%. In August, 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence reduction of the outstanding principal and interest due from Mr. Nathe on the loan by $750,000 in exchange for an equal reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe's deferred compensation benefit that had accrued to Mr. Nathe. Mr. Nathe was responsible for his personal taxes on this exchange. The balance of the loan, including interest, was $854,000 and $836,000 at December 31, 2003 and June 30, 2003, respectively.

NOTE 15 - CUSTOMERS:

         During the three and six months ended December 31, 2003, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 16% of the Company's net sales for each of the three and six months ended December 31, 2003 and approximately 11% of the Company's net sales for each of the three and six months ended December 31,2002. Mitsubishi accounted for less than 10% of the Company's net sales for each of the three and six months ended December 31, 2003 and approximately 11% of the Company's net sales for each of the three and six months ended December 31, 2002.

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

                                          Warranty Amount
                                          ---------------
Warranty reserve at June 30, 2003          $  1,665,000
Additional warranty expense accruals          1,990,000
Payments against reserve                     (1,807,000)
Effects of currency rate fluctuations           172,000
                                           ------------
Warranty reserve at December 31, 2003      $  2,020,000
                                           ============

NOTE 17 - LEGAL PROCEEDINGS AND SETTLEMENTS:

         On November 14, 2002, the Dusseldorf Higher Regional Court ("DHRC") announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG ("Technotrans"). Subsequent to November 14, 2002, Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans has also filed to invalidate the Company's patent with the German Patent Court in Munich. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment.

         In August, 2001, R.R. Donnelley & Sons (RRD), a customer of the Company and a licensor to Baldwin Stobb, formerly a division of the Company, filed a complaint against the Company and Systems Technology Inc. (STI), the entity that acquired substantially all the assets of Baldwin Stobb in September 2000, alleging among other things, breach of a license agreement. In March 2002, RRD amended its complaint alleging additional causes of action. In early March 2003, RRD withdrew some of its claims and moved to again amend its complaint to include additional allegations and request specific performance; in late March 2003, RRD moved to file a corrected second amended complaint, alleging new causes of action and increased damages. The parties reached a settlement in June 2003, under which the Company agreed to provide product, in lieu of cash, ("Credits") to RRD for the Company's share of the settlement, over the course of the next two years, limited to $250,000 per quarter. The Company recognized a charge to earnings, which is included in the loss from continuing operations, during the fourth quarter of the fiscal quarter and year ended June 30, 2003, in the amount of $1,250,000 representing the fair market value of said product. During the six months ended December 31, 2003, RRD utilized Credits of $209,000 resulting in a remaining balance of $1,041,000 at December 31, 2003.

NOTE 18 - PROPOSED SALE OF THE COMPANY:

         On December 12, 2003, the Company entered into a non-binding Letter of Intent ("LOI") whereby technotrans AG would acquire, through a one-step merger, all outstanding shares of Class A and Class B for a price of $2.50 per share in cash.

NOTE 19 - SUBSEQUENT EVENT:

         On January 29, 2004 the Company terminated the LOI with technotrans AG.

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

SIX MONTHS ENDED DECEMBER 31, 2003 VS. SIX MONTHS ENDED DECEMBER 31, 2002

CONSOLIDATED RESULTS

         Net sales for the six months ended December 31, 2003 increased by $5,862,000, or 8.6%, to $73,954,000 from $68,092,000 for the six months ended
December 31, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $6,411,000 in the current period, otherwise, net sales would have decreased by $549,000. This decrease was primarily due to timing of shipments.

         Gross profit for the six months ended December 31, 2003 was $23,566,000 (31.9% of net sales) as compared to $20,670,000 (30.4% of net sales) for the six months ended December 31, 2002, an increase of $2,896,000 or 14.0%. Currency rate fluctuations increased gross profit by $2,266,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have increased by $630,000. Gross profit as a percentage of net sales increased primarily due to a favorable mix of products, improved capacity utilization and reduced service costs, resulting primarily from the Company's restructuring efforts. In addition, gross profit in the prior year period was unfavorably impacted by higher warranty costs associated with two customer installations in Japan.

         Selling, general and administrative expenses amounted to $14,289,000 (19.3% of net sales) for the six months ended December 31, 2003 as compared to $13,545,000 (19.9% of net sales) for the same period in the prior fiscal year, an increase of $744,000 or 5.5%. Currency rate fluctuations increased these expenses by $1,064,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $320,000. Selling expenses decreased by $475,000, which primarily relates to decreased compensation and travel costs associated with reduced employment levels, and to decreased trade show and advertising costs in the current year period. General and administrative expenses increased by $155,000 primarily due to incentive compensation accruals associated with the Company's improved performance, coupled with an increase in certain consulting and insurance costs, offset by reduced travel and other employee related costs primarily as a result of the Company's restructuring efforts and to decreased subcontracting costs in the current year period.

         Engineering and development expenses decreased by $1,950,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $647,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $2,597,000 in the current period. This decrease relates primarily to decreased employee compensation and related costs primarily as a result of the Company's restructuring efforts and to decreased research and development project and subcontracting costs. As a percentage of net sales, engineering and development expenses decreased 3.6% to 8.9% for the six months ended December 31, 2003 compared to 12.5% for the same period in the prior fiscal year.

         The Company recorded restructuring charges of $425,000 for the six months ended December 31, 2003 compared to $3,337,000 for the same period in the prior fiscal year. The restructuring charge in the current fiscal year period of $425,000 primarily represents additional employment reductions in the United States and the United Kingdom announced in August 2003 associated with the restructuring activities initiated in August 2002 (the "August 2002 Plan"). The restructuring charge in the prior fiscal year period of $3,337,000 relates primarily to the initial restructuring charge of $3,241,000 and $41,000 of additional costs expensed as incurred associated with the August 2002 Plan and $55,000 of additional costs associated with the restructuring plan announced in March 2000 (the "March 2000 Plan"), which were expensed as incurred.

         Interest expense for the six months ended December 31, 2003 was $2,355,000 as compared to $1,318,000 for the six months ended December 31, 2002. Currency rate fluctuations increased interest expense by $310,000 in the current period. Otherwise, interest expense would have increased by $727,000. This increase was primarily due to both higher interest rates in effect for the six months ended December 31, 2003 as a result of the new credit agreement with Maple Bank GmbH ("Maple"), which was entered into on August 18, 2003 and higher deferred debt financing cost amortization during the period associated with Maple. Interest income amounted to $56,000 and $141,000 for the six months ended December 31, 2003 and 2002, respectively. This decrease in interest income is primarily due to decreased funds available for investment. Currency rate fluctuations increased interest income by $28,000 in the current period.

         Net royalty income for the six months ended December 31, 2003 was $1,551,000 as compared to $1,158,000 for the six months ended December 31, 2002.

         Other income (expense), net amounted to income of $1,630,000 for the six months ended December 31, 2003 compared to expense of $432,000 for the six months ended December 31, 2002. Other income (expense), net includes net foreign currency transaction gains of $1,610,000 and $183,000 for the six months ended December 31, 2003 and 2002, respectively. The increase is primarily attributable to currency fluctuations associated with the Maple loan. Included in other income and expense for the six months ended December 31, 2003 and 2002 are gains of $1,000 and losses of $91,000, respectively, resulting from the ineffective portions of derivative financial instruments which qualify as cash flow hedge gains of $197,000 and $26,000 related to an interest rate swap which ceased to qualify as a hedge. Also included in other income and expense in the prior fiscal year period is an additional loss of $211,000 as a result of finalizing certain adjustments with the buyer of the Roll Handling Group ("RHG"), which closed in September 2001.

         The Company recorded an income tax provision of $1,273,000 for the six months ended December 31, 2003 as compared to $622,000 for the six months ended December 31, 2002. The effective tax rate of 40.1% for the six months ended December 31, 2003 is primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carryforwards are not available. The effective tax rate for the six months ended December 31, 2002 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations increased the provision for income taxes by $74,000 in the current period.

         Loss from operations of discontinued operations for the six months ended December 31, 2002 was $253,000 and is related to the sale of the BKA operation, which was completed in October 2002. A gain on the sale of BKA of $543,000 was recorded during the six months ended December 31, 2002.

         The Company's net income amounted to $1,903,000 for the six months ended December 31, 2003, compared to a net loss of $5,503,000 for the six months ended December 31, 2002. Currency rate fluctuations increased net income by $414,000 in the current period. Net income per share amounted to $0.13 basic and diluted for the six months ended December 31, 2003, as compared to net loss per share of $0.37 basic and diluted for the six months ended December 31, 2002.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

         Net sales for the six months ended December 31, 2003 increased by $5,862,000, or 8.6%, to $73,954,000 from $68,092,000 for the six months ended
December 31, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $6,411,000; otherwise, net sales would have decreased by $549,000 in the current period.

         Operating income amounted to $2,294,000 (3.1% of net sales) for the six months ended December 31, 2003, as compared to an operating loss of $4,720,000 (6.9% of net sales) for the same period in the prior fiscal year, an increase of $7,014,000. Currency rate fluctuations increased the current fiscal year's operating income by $632,000. Otherwise, operating income would have increased by $6,382,000 in the current period. This increase is primarily the result of the effects of the Company's previous restructuring efforts, and to decreased restructuring charges and consulting costs in the current fiscal year period. Operating income for the six months ended December 31, 2003 and 2002, includes restructuring charges of $422,000 and $2,662,000, respectively, associated with both the March 2000 Plan and the August 2002 Plan.

THREE MONTHS ENDED DECEMBER 31, 2003 VS. THREE MONTHS ENDED DECEMBER 31, 2002

CONSOLIDATED RESULTS

         Net sales for the three months ended December 31, 2003 increased by $4,155,000, or 11.8%, to $39,443,000 from $35,288,000 for the three months ended
December 31, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $4,342,000 in the current period, otherwise, net sales would have decreased by $187,000. This decrease was primarily due to timing of shipments.

         Gross profit for the three months ended December 31, 2003 was $12,797,000 (32.4% of net sales) as compared to $11,482,000 (32.5% of net sales)
for the three months ended December 31, 2002, an increase of $1,315,000 or 11.5%. Currency rate fluctuations increased gross profit by $1,515,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have decreased by $200,000. Gross profit as a percentage of net sales remained relatively constant over the same period in the prior year.

         Selling, general and administrative expenses amounted to $7,975,000 (20.2% of net sales) for the three months ended December 31, 2003 as compared to $6,058,000 (17.2% of net sales) for the same period in the prior fiscal year, an increase of $1,917,000 or 31.6%. Currency rate fluctuations increased these expenses by $709,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $1,208,000. Selling expenses decreased by $31,000, which primarily relates to decreased compensation and travel costs associated with reduced employment levels, and to decreased trade show and advertising costs in the current year period. General and administrative expenses increased by $1,239,000 primarily due to incentive compensation accruals associated with the Company's improved performance, coupled with an increase in certain consulting and insurance costs.

         Engineering and development expenses decreased by $1,102,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $409,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $1,511,000 in the current period. This decrease relates primarily to decreased employee compensation and related costs primarily as a result of the Company's restructuring efforts and to decreased research and development project and subcontracting costs. As a percentage of net sales, engineering and development expenses decreased 4.1% to 8.4% for the three months ended December 31, 2003 compared to 12.5% for the same period in the prior fiscal year.

         The Company recorded restructuring charges of $43,000 for the three months ended December 31, 2003 compared to $50,000 for the same period in the prior fiscal year. These restructuring charges represent additional costs associated with both the March 2000 Plan and August 2002 Plan, which were expensed as incurred.

         Interest expense for the three months ended December 31, 2003 was $1,418,000 as compared to $600,000 for the three months ended December 31, 2002. Currency rate fluctuations increased interest expense by $217,000 in the current period. Otherwise, interest expense would have increased by $601,000. This increase was primarily due to both higher interest rates in effect for the three months ended December 31, 2003 as a result of the new credit agreement with Maple Bank GmbH ("Maple"), which was entered into on August 18, 2003 and higher deferred debt financing cost amortization during the period associated with Maple. Interest income amounted to $30,000 and $65,000 for the three months ended December 31, 2003 and 2002, respectively. This decrease in interest income is primarily due to decreased funds available for investment. Currency rate fluctuations increased interest income by $23,000 in the current period.

         Net royalty income for the three months ended December 31, 2003 was $900,000 as compared to $529,000 for the three months ended December 31, 2002. The increase in royalty income in the current period is primarily due to a decline in the number of units sold by one of the Company's licensees in the prior year period.

         Other income (expense), net amounted to income of $1,038,000 for the three months ended December 31, 2003 compared to expense of $76,000 for the three months ended December 31, 2002. Other income (expense), net includes net foreign currency transaction gains of $1,092,000 and losses of $185,000 for the three months ended December 31, 2003 and 2002, respectively. The increase is primarily attributable to currency fluctuations associated with the Maple loan. Included in other income and expense for the three months ended December 31, 2003 and 2002 are losses of $2,000 and zero, respectively, resulting from the ineffective portions of derivative financial instruments which qualify as cash flow hedges and gains of $48,000 and $91,000 related to an interest rate swap which ceased to qualify as a hedge.

         The Company recorded an income tax provision of $790,000 for the three months ended December 31, 2003 as compared to $363,000 for the three months ended December 31, 2002. The effective tax rate of 39.2% for the three months ended December 31, 2003 is primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carryforwards are not available. The effective tax rate for the three months ended December 31, 2002 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations increased the provision for income taxes by $65,000 in the current period.

         Loss from operations of discontinued operations for the three months ended December 31, 2002 was $65,000 and is related to the sale of the BKA operation, which was completed in October 2002. A gain on the sale of BKA of $543,000 was recorded during the three months ended December 31, 2002.

         The Company's net income amounted to $1,224,000 for the three months ended December 31, 2003, compared to $990,000 for the three months ended December 31, 2002. Currency rate fluctuations increased net income by $274,000 in the current period. Net income per share amounted to $0.08 basic and diluted for the three months ended December 31, 2003, as compared to $0.07 basic and diluted for the three months ended December 31, 2002.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

         Net sales for the three months ended December 31, 2003 increased by $4,155,000, or 11.8%, to $39,443,000 from $35,288,000 for the three months ended
December 31, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $4,342,000; otherwise, net sales would have decreased by $187,000 in the current period.

         Operating income amounted to $1,464,000 (3.7% of net sales) for the three months ended December 31, 2003, as compared to $957,000 (2.7% of net sales) for the same period in the prior fiscal year, an increase of $507,000. Currency rate fluctuations increased the current fiscal year's operating income by $447,000. Otherwise, operating income would have increased by $60,000 in the current period. This increase is primarily the result of the effects of the Company's previous restructuring efforts, and to decreased restructuring charges and consulting costs in the current fiscal year period. Operating income for the three months ended December 31, 2003 and 2002, includes restructuring charges of $43,000 and $50,000, respectively, associated with both the March 2000 Plan and the August 2002 Plan.

              LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2003
                          LIQUIDITY AND WORKING CAPITAL

         On August 18, 2003, the Company entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company at any time by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or (ii) 11.5% for loans denominated in Euros. The Credit Agreement provided that the interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. As a result of the Company exceeding the Disclosed EBITDA for the quarter ended December 31, 2003, the interest rate was reduced beginning January 1, 2004 by 0.68% for loans denominated in U.S Dollars and 1.5% for loans denominated in Euros. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The closing costs are being amortized and included in interest expense through August 15, 2004. The Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures and a prohibition against additional credit facilities; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Although there can be no guarantee, management is exploring additional financing alternatives and believes that the Company's debt can be refinanced on a long-term basis.

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

     The Company had experienced operating and net losses, and debt covenant violations over the past three fiscal years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consisted of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 10 to the consolidated financial statements) plus $464,000 from the Company's cash flows to reduce outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings, subject to a borrowing base calculation. Additionally, beginning in December 2002 and extending through June 2003, the Company was required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing after entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. Additionally, at September 30, 2002 and March 31, 2003, the Company was not in compliance with its debt covenants, and received waivers for the non-compliance. At June 30, 2003, the Company had outstanding borrowings of $16,112,000 under the Extended Revolver and Extended Term Loan and this entire outstanding balance, which was classified as current as of June 30, 2003, was entirely repaid from the proceeds of the refinancing with Maple on August 18, 2003.

         In December 2003, the Company, through its Japanese subsidiary, obtained a YEN 300,000,000 term loan (approximately $2,794,000), which matures in December 2006 (the "Japanese Term Loan"). The Japanese Term Loan is subject to semi-annual principal payments of YEN 50,000,000 and bears interest at TIBOR plus 0.75%. The Company has received the proceeds of this loan in December 2003, and is currently considering alternative uses of these funds.

         The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $27,516,000, including $20,000,000 available under the Credit Agreement. As of December 31, 2003, the Company had $26,072,000 outstanding under these credit facilities including $19,835,000 under the Credit Agreement. Total debt levels as reported on the balance sheet at December 31, 2003 are $2,607,000 higher than they would have been if June 30, 2003 exchange rates had been used.

         On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the maturity the same as the then existing credit facility. The effect of this interest rate Swap added $48,000 and $196,000, respectively to interest expense for the three and six months ended December 31, 2003 and $126,000 and $249,000, respectively to interest expense for the three and six months ended December 31, 2002 associated with this Swap, which expired on October 30, 2003.

         The Company's working capital increased by $4,866,000 or 119.7%, from $4,064,000 at June 30, 2003, to $8,930,000 at December 31, 2003. Foreign
currency rate fluctuations accounted for an increase of $658,000; otherwise, working capital would have increased by $4,208,000. Working capital increased primarily due to increased levels of cash, primarily in Japan, associated with the additional credit facility under the Japanese Term Loan and additional deferred financing costs associated with the Maple loan. Working capital decreased primarily by the additional debt resulting from Maple and increased notes payable, primarily in Japan.

         The Company utilized $472,000 and $566,000 for investing activities for the six months ended December 31, 2003 and 2002, respectively, primarily for additions to property, plant and equipment, and patents and trademarks.

         Net cash provided (used) by financing activities was $876,000 for the six months ended December 31, 2003 as compared to ($4,334,000) for the six months ended December 31, 2002. The difference was primarily due to higher net debt borrowings in the current fiscal year period primarily from Maple, partially offset by the additional closing costs associated with obtaining the Maple loan.

         During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of zero and $23,000 for the three and six months ended December 31, 2003 and 2002, respectively, related to the March 2000 Plan. These charges relate primarily to additional exit costs, which were expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers had reorganized on a global basis, management realigned the Company to support its global customer base. Rather than have separate sales, product development and production activities at each decentralized business unit, the March 2000 Plan included centralizing control of these activities. Facility lease termination costs will be paid through April 2006. As of December 31, 2003, $443,000 is included in "Other accounts payable and accrued liabilities" and $575,000 is included in "Other long-term liabilities."

         In response to weak market conditions, in August 2002, the Company announced additional restructuring activities (the "August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an initial restructuring charge of $3,241,000 in August 2002 and additional restructuring charges of $144,000 during the balance of the fiscal year ended June 30, 2003 related to the August 2002 Plan. In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed its office in Dunstable, England and is currently running its two separate United Kingdom business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts. The Company recorded restructuring charges of

$43,000 and $401,000, respectively for the three and six months ended December 31, 2003 associated with the August 2002 Plan.

         The August 2002 Plan is expected to reduce operating costs by approximately $6,900,000 annually. Severance and other costs will be paid through March 2004, and lease termination costs will be paid through October 2006, the end of the lease terms. As of December 31, 2003, $282,000 is included in "Other accounts payable and accrued liabilities" and $227,000 is included in "Other long-term liabilities."

         During the Company's fiscal year ended June 30, 2002, the German Tax Authority changed its position regarding the taxability of certain intercompany dividends. As a result, several companies, including Baldwin, were assessed additional tax on dividends paid from 1994 through 1996. At this point in time, the proposed assessment would result in a tax charge of approximately $2,570,000 and the elimination of previously reserved tax assets. However, based on precedent, the Company believes it will prevail in this matter and there will be no material financial impact as a result of the German Tax Authority's change in position. It is expected that the German Tax Authority will assess the Company during the third or fourth quarter of the fiscal year ended June 30, 2004. Under German tax law, an assessment is payable at the time it is assessed, however, a Company is permitted to request a deferral of the payment from the German Tax Authority through various alternatives. Management believes a deferral will be granted, however no assurances can be given that such deferral will be granted.

         The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary are sufficient to finance its working capital and other capital requirements through the term of the Credit Agreement with Maple.

         At December 31, 2003 and June 30, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

         The following summarizes the Company's contractual obligations at December 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                          Fiscal Years ending June 30,
                                               Total at                                                                   2009
                                               December                                                                   and
                                               31, 2003     2004*       2005        2006        2007        2008       thereafter
                                               --------    -------     -------     -------     -------     -------     ----------
Contractual Obligations:
Loans payable                                  $  2,794    $ 2,794     $     0     $     0     $     0     $     0      $     0
Capital lease obligations                           223         38          91          67          25           2            0
Long-term debt                                   23,278        548      20,917       1,067         590         125           31
Non-cancelable operating lease obligations       13,459      2,248       4,114       3,343       1,784         990          980
                                               --------    -------     -------     -------     -------     -------      -------
Total contractual cash obligations             $ 39,754    $ 5,628     $25,122     $ 4,477     $ 2,399     $ 1,117      $ 1,011
                                               ========    =======     =======     =======     =======     =======      =======

*Includes only the remaining six months of the fiscal year ending June 30, 2004.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. There have been no material changes during the six months ended December 31, 2003.

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

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

      10.65 Amendment to Baldwin Technology Management Incentive Compensation Plan effective January 1, 2004 (filed herewith).

      10.66 Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology Company, Inc. and Akira Hara (filed herewith).

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

      32.01 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

      32.02 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

  (b)   Reports on Form 8-K.

                 The Company filed a Current Report on Form 8-K dated November 5, 2003 relating to items 7 and 9.

                 The Company filed a Current Report on Form 8-K dated December 12, 2003 relating to items 5 and 7.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BALDWIN TECHNOLOGY COMPANY, INC.


                                             BY /s/ Vijay C. Tharani
                                                -------------------------
                                                Vice President, Chief Financial
                                                Officer and Treasurer

Dated: February 13, 2004