Form 10-Q
period 2004-03-31
BALDWIN TECHNOLOGY CO INC
filed 2004-05-13
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

[ Mark one ]

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

      For quarter ended March 31, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period from __________ to ___________

                          Commission file number 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-3258160
             --------                                        ----------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

                Twelve Commerce Drive, Shelton, Connecticut 06484
            -----------------------------------------------------
            (Address of principal executive offices)        (Zip Code)

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

          YES [ ]                          NO [X]

      The number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2004 is as follows:

         Class                                     Outstanding at May 8, 2004
         -----                                     --------------------------
Class A Common Stock
      $0.01 par value                                      12,832,647

Class B Common Stock
      $0.01 par value                                       2,181,883

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I   Financial Information

         Item 1  Financial Statements

                 Consolidated Balance Sheets at March 31, 2004 (unaudited) and June
                 30, 2003                                                                      1-2

                 Consolidated Statements of Operations for the three and nine months
                 ended March 31, 2004 (unaudited) and 2003 (unaudited)                           3

                 Consolidated Statements of Changes in Stockholders'
                 Equity for the nine months ended March 31, 2004 (unaudited)                     4

                 Consolidated Statements of Cash Flows for the nine months ended
                 March 31, 2004 (unaudited) and 2003 (unaudited)                               5-6

                 Notes to Consolidated Financial Statements (unaudited)                       7-19

         Item 2  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                       20-28

         Item 3  Quantitative and Qualitative Disclosures About
                 Market Risk                                                                    29

         Item 4  Controls and Procedures                                                        29

Part II          Other Information

         Item 5  Submission of Matters to a Vote of Security Holders                            30

         Item 6  Exhibits and Reports on Form 8-K                                               30

Signatures                                                                                      31

                        BALDWIN TECHNOLOGY COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                March 31,         June 30,
                                                                                   2004            2003
                                                                              -------------    -------------
                                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $      12,364    $       6,950
   Accounts receivable trade, net of allowance for doubtful
      accounts of $2,378 ($2,286 at June 30, 2003)                                   25,097           22,102
   Notes receivable, trade                                                           13,182           10,336
   Inventories, net                                                                  25,348           22,769
   Deferred taxes                                                                       594              532
   Prepaid expenses and other                                                         6,180            4,611
                                                                              -------------    -------------
         Total Current Assets                                                        82,765           67,300
                                                                              -------------    -------------

MARKETABLE SECURITIES:
   Cost $606 ($505 at June 30, 2003)                                                    644              407
                                                                              -------------    -------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land and buildings                                                                   973              914
   Machinery and equipment                                                            3,391            2,896
   Furniture and fixtures                                                             3,801            3,461
   Leasehold improvements                                                               477              474
   Capital leases                                                                       322              255
                                                                              -------------    -------------
                                                                                      8,964            8,000
   Less:  Accumulated depreciation and amortization                                  (4,368)          (2,978)
                                                                              -------------    -------------
Net Property, Plant and Equipment                                                     4,596            5,022
                                                                              -------------    -------------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost
  Less accumulated amortization of $4,119 ($3,824 at June 30, 2003)                   2,245            2,137

GOODWILL, less accumulated amortization of $3,635 ($3,227 at June 30, 2003)          11,377           10,227

DEFERRED TAXES                                                                        7,643            7,453

OTHER ASSETS                                                                          4,168            4,287

                                                                              -------------    -------------

TOTAL ASSETS                                                                  $     113,438    $      96,833
                                                                              =============    =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31,       June 30,
                                                                            2004           2003
                                                                       -------------    -------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
   Loans payable                                                       $       2,875    $       3,301
   Current portion of long-term debt                                          19,807           16,247
   Accounts payable, trade                                                    13,469           12,249
   Notes payable, trade                                                        9,990            8,168
   Accrued salaries, commissions, bonus and profit-sharing                     6,365            4,196
   Customer deposits                                                           4,330            3,175
   Accrued and withheld taxes                                                  1,921            2,102
   Income taxes payable                                                        2,039            1,975
   Other accounts payable and accrued liabilities                             11,974           11,823
                                                                       -------------    -------------
      Total Current Liabilities                                               72,770           63,236
                                                                       -------------    -------------

LONG-TERM LIABILITIES:
   Long-term debt                                                              2,365              521
   Other long-term liabilities                                                 7,091            6,795
                                                                       -------------    -------------
      Total long-term liabilities                                              9,456            7,316
                                                                       -------------    -------------
         Total Liabilities                                                    82,226           70,552
                                                                       -------------    -------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
      16,462,849 shares issued (16,458,849 shares at June 30, 2003)              165              165
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
      2,181,883 shares issued (2,185,883 shares at June 30, 2003)                 21               21
   Capital contributed in excess of par value                                 56,986           56,986
   Retained deficit                                                          (17,045)         (19,653)
   Accumulated other comprehensive income                                      3,734            1,411
   Less: Treasury stock, at cost:  Class  A - 3,630,202 shares               (12,199)         (12,199)
   Note receivable from a former executive for common stock issuance            (450)            (450)
                                                                       -------------    -------------
      Total Stockholders' Equity                                              31,212           26,281
                                                                       -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     113,438    $      96,833
                                                                       =============    =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         For the three months              For the nine months
                                                            ended March 31,                   ended March 31,
                                                    ------------------------------    ------------------------------
                                                       2004            2003            2004           2003
                                                    -------------    -------------    -------------    -------------
Net sales                                           $      42,770    $      31,061    $     116,724    $      99,153
Cost of goods sold                                         29,389           22,957           79,777           70,379
                                                    -------------    -------------    -------------    -------------
Gross profit                                               13,381            8,104           36,947           28,774
                                                    -------------    -------------    -------------    -------------

Operating expenses:
   General and administrative                               4,071            3,540           12,381           11,197
   Selling                                                  2,943            2,871            8,131            8,759
   Engineering and development                              4,205            3,937           11,552           12,445
   Restructuring charges                                        -               67              426            3,404
                                                    -------------    -------------    -------------    -------------
                                                           11,219           10,415           32,490           35,805
                                                    -------------    -------------    -------------    -------------
Operating income (loss)                                     2,162           (2,311)           4,457           (7,031)
                                                    -------------    -------------    -------------    -------------

Other expense (income):
   Interest expense                                         1,383              499            3,738            1,817
   Interest income                                            (34)             (58)             (90)            (199)
   Royalty income, net                                     (1,217)          (1,310)          (2,767)          (2,468)
   Other expense (income), net                                648               62             (981)             494
                                                    -------------    -------------    -------------    -------------
                                                              780             (807)            (100)            (356)
                                                    -------------    -------------    -------------    -------------
Income (loss) from continuing operations before
   income taxes                                             1,382           (1,504)           4,557           (6,675)
Provision for income taxes                                    677             (387)           1,949              235
                                                    -------------    -------------    -------------    -------------
Income (loss) from continuing operations                      705           (1,117)           2,608           (6,910)
Discontinued operations (Note 10):
   Loss from operations of discontinued component               -                -                -             (253)
   Gain on sale of discontinued component                       -                -                -              543
                                                    -------------    -------------    -------------    -------------
Net income (loss)                                   $         705    $      (1,117)   $       2,608    $      (6,620)
                                                    =============    =============    =============    =============

Net income (loss) per share - basic and diluted:
   Continuing operations                            $        0.05    $       (0.07)   $        0.17    $       (0.46)
   Discontinued operations - loss from operations               -                -                -            (0.02)
   Discontinued operations - gain on sale                       -                -                -             0.04
                                                    -------------    -------------    -------------    -------------
                                                    $        0.05    $       (0.07)   $        0.17    $       (0.44)
                                                    =============    =============    =============    =============
Weighted average shares outstanding:
   Basic                                                   15,015           15,015           15,015           15,015
                                                    =============    =============    =============    =============
   Diluted                                                 15,429           15,015           15,229           15,015
                                                    =============    =============    =============    =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)



                                Class A            Class B             Capital
                              Common Stock        Common Stock       Contributed
                          ------------------   ------------------     In Excess    Retained
                            Shares    Amount    Shares     Amount      of Par      Deficit
                          ----------  ------   ---------   ------    -----------   --------
Balance at
 June 30, 2003            16,458,849   $ 165   2,185,883    $  21     $  56,986    $(19,653)

Net income for the nine
  months ended March
  31, 2004                                                                            2,608

Translation adjustment

Unrealized gain on
  available-for-sale
  securities, net of tax

Unrealized gain on
  forward contracts,
  net of tax


Conversion of B shares
  into A shares                4,000             (4,000)

Comprehensive
  Income


                          ----------   ----    ---------    ------    ---------    --------
Balance at
March 31, 2004            16,462,849   $165    2,181,883    $   21    $  56,986    $(17,045)
                          ==========   ====    =========    ======    =========    ========


                                                                       Note
                                                                    receivable
                           Accumulated                            from a former
                              Other         Treasury Stock        executive for
                          Comprehensive  ---------------------     Common Stock    Comprehensive
                              Income       Shares      Amount        Issuance          Income
                          -------------  ----------   --------    -------------    -------------
Balance at
 June 30, 2003            $       1,411  (3,630,202)  $(12,199)   $        (450)

Net income for the nine
  months ended March
  31, 2004                                                                         $       2,608

Translation adjustment            2,213                                                    2,213

Unrealized gain on
  available-for-sale
  securities, net of tax             80                                                       80

Unrealized gain on
  forward contracts,
  net of tax                         30                                                       30
                                                                                   -------------

Conversion of B shares
  into A shares

Comprehensive
  Income                                                                           $       4,931
                                                                                   =============

                          -------------  ----------   --------    -------------
Balance at
March 31, 2004            $       3,734  (3,630,202)  $(12,199)   $        (450)
                          =============  ==========   ========    =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          For the nine months ended
                                                                                  March 31,
                                                                        ------------------------------
                                                                             2004           2003
                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $       2,608    $      (6,620)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                             1,324            1,424
      Accrued retirement pay                                                      225              448
      Provision for losses on accounts receivable                                  86              176
      Gain from disposition of business                                             -             (543)
      Restructuring charges                                                       424            3,404
      Deferred income taxes                                                         2           (1,531)
      Changes in assets and liabilities, net of businesses sold:
         Accounts and notes receivable                                         (2,117)           6,457
         Inventories                                                             (910)             923
         Prepaid expenses and other                                             1,394            2,509
         Other assets                                                             260            1,276
         Customer deposits                                                        654               88
         Accrued compensation                                                     968              116
         Payments against restructuring charges                                (1,166)          (2,688)
         Accounts and notes payable, trade                                        997             (572)
         Income taxes payable                                                    (123)            (269)
         Accrued and withheld taxes                                              (181)            (175)
         Other accounts payable and accrued liabilities                          (100)          (2,394)
         Interest payable                                                          77             (239)
                                                                        -------------    -------------
            Net cash provided by operating activities                           4,422            1,790
                                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposition of businesses, net                                     -            3,736
   Additions of property, plant and equipment                                    (358)            (695)
   Additions of patents and trademarks                                           (373)            (269)
                                                                        -------------    -------------
            Net cash (used) provided by investing activities                     (731)           2,772
                                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term and short-term borrowings                                         22,409              471
   Long-term and short-term debt repayments                                   (19,557)          (5,461)
   Principal payments under capital lease obligations                             (70)             (34)
   Payment of debt financing costs                                             (2,533)            (526)
   Other long-term liabilities                                                     62               96
                                                                        -------------    -------------
            Net cash provided (used) by financing activities                      311           (5,454)
                                                                        -------------    -------------

Effect of exchange rate changes                                                 1,412              241
                                                                        -------------    -------------

Net increase (decrease) in cash and cash equivalents                            5,414             (651)
Cash and cash equivalents at beginning of period                                6,950            4,679
                                                                        -------------    -------------
Cash and cash equivalents at end of period                              $      12,364    $       4,028
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

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

Supplemental disclosures of cash flow information:

                                            For the nine months
                                              ended March 31,
                                       -----------------------------
                                           2004             2003
                                       --------------    -----------
Cash paid during the period for:
   Interest                            $        3,815    $     1,578
   Income taxes                        $        1,924    $     1,937

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

      The Company has experienced operating losses and debt covenant violations over the past three fiscal years. As more fully discussed in the notes to the consolidated financial statements, the Company has embarked on restructuring plans (see Note 9) and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain non-core operating units (see Note 10), the consolidation of manufacturing facilities and headcount reductions. As a result of these actions, combined with a credit agreement which was entered into on August 18, 2003 (see
Note 3), management believes that the Company's cash flows from operations, along with available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements over the term of the current financing agreement, which if not terminated by the Lender on August 15, 2004 or by the Company at any time by payment in full, shall terminate in its entirety on August 15, 2005. Management is exploring financing alternatives and believes that the Company's debt can be refinanced on a long-term basis. Management further believes that additional actions can be taken to reduce operating expenses and that assets can be sold to meet liquidity needs, if necessary.

      The accompanying unaudited consolidated financial statements include the accounts of Baldwin and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132R ("SFAS 132R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132R revises employers' disclosures about pension plans and other postretirement benefits plans. It does not change measurement or recognition of those plans required by SFAS No. 87 ("SFAS 87"), "Employers' Accounting for Pensions." The Company has adopted the disclosure provisions of SFAS 132R. The adoption of SFAS 132R is not expected to have a material effect on the Company's financial position, results of operations or cash flow.

      In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104") "Revenue Recognition," which supercedes Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 is not expected to have a material impact on the Company's revenue recognition.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 affects the issuer's accounting for certain types of freestanding financial instruments and also requires disclosure about alternative ways of settling the instruments and the capital structure of entities--all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003 for the Company. SFAS 150 is not expected to have a material impact on the Company's current capital structure, but may in the future should the Company enter into transactions with certain types of freestanding financial instruments.

RECLASSIFICATIONS:

      Certain prior year items have been reclassified to conform to the current period's presentation.

NOTE 3 - REVOLVING CREDIT FACILITY:

      On August 18, 2003, the Company entered into a $20,000,000 credit agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company at any time by payment in full, shall terminate in its entirety on August 15, 2005. The Credit Agreement is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the Credit Agreement are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or (ii) 11.5% for loans denominated in Euros. The Credit Agreement provides that the interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. As a result of the Company exceeding the Disclosed EBITDA for the quarter ended December 31, 2003, the interest rate was reduced beginning January 1, 2004 by 0.68% for loans denominated in U.S. Dollars and 1.5% for loans denominated in Euros. The Company also attained the Disclosed EBITDA target in the quarter ended March 31, 2004, and as a result the interest rate reduction will remain in effect for the fourth quarter of fiscal 2004. The initial borrowings under the Credit Agreement amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association, and the remainder of the borrowings was utilized for closing costs and working capital purposes. The closing costs are being amortized and included in interest expense through August 15, 2004. The Credit Agreement does not require the Company to meet any financial covenants, except for a limitation on annual capital expenditures and a prohibition against additional credit facilities; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Although there can be no guarantee, management is exploring additional financing alternatives and believes that the Company's debt can be refinanced on a long-term basis.

      Prior to this refinancing with Maple, on October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank, now known as Wachovia Bank National Association (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to satisfy certain financial covenants including minimum operating income covenants. The Revolver had associated commitment fees, which were calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver.

      The Company had experienced operating and net losses, and debt covenant violations over the past three fiscal years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consisted of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan (the "Extended Term Loan") each due July 1, 2003. The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 10) plus $464,000 from the Company's cash flows to reduce outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 was thereafter available for future borrowings, subject to a borrowing base calculation. Additionally, beginning in December 2002 and extending through June 2003, the Company was required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing after entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. Additionally, at September 30, 2002 and March 31, 2003, the Company was not in compliance with its debt covenants, and received waivers for the non-compliance. At June 30, 2003, the Company had outstanding borrowings of $16,112,000 under the Extended Revolver and Extended Term Loan, and this entire outstanding balance, which was classified as current as of June 30, 2003, was repaid from the proceeds of the refinancing with Maple on August 18, 2003.

      In December 2003, the Company, through its Japanese subsidiary, obtained a YEN 300,000,000 term loan (approximately $2,875,000), which matures in December 2006 (the "Japanese Term Loan"). The Japanese Term Loan is subject to semi-annual principal payments of YEN 50,000,000 and bears interest at the Tokyo Inter Bank Offered Rate ("TIBOR") plus 0.75%.

The Company received a waiver from Maple in connection with this loan, and received the proceeds in December 2003. The Company is currently considering alternative uses for the funds.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $27,292,000, including $20,000,000 available under the Credit Agreement. As of March 31, 2004, the Company had $25,047,000 outstanding under these credit facilities, including $18,713,000 under the Credit Agreement. Total debt as reported on the balance sheet at March 31, 2004 was $2,126,000 higher than it would have been if June 30, 2003 exchange rates had been used.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

      Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income (loss) per share include 215,000 and 414,000 additional shares, respectively, for the three and nine months ended March 31, 2004 and zero additional shares for the three and nine months ended March 31, 2003, which represent potentially dilutive securities. Outstanding options to purchase 1,399,000 and 1,400,000 shares of the Company's common stock for the nine months ended March 31, 2004 and 2003, respectively, are not included in the above calculation to compute diluted net income (loss) per share as they have an anti-dilutive effect.

NOTE 5 - OTHER COMPREHENSIVE INCOME:

      Accumulated Other Comprehensive Income ("AOCI") is comprised of various items which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets and consists of cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and unrealized gains and losses on derivative instruments. AOCI consists of the following:

                                                                        March 31,      June 30,
                       (in thousands)                                    2004           2003
                                                                      ------------   ------------
                                                                             (Unaudited)
Cumulative translation adjustments                                    $      3,681   $      1,472
Unrealized gain (loss) on investments, net of deferred taxes of $16
   ($41 at June 30, 2003)                                                       23            (57)
Unrealized gain (loss) on derivatives, net of deferred taxes of $15
   ($2 at June 30, 2003)                                                        30             (4)
                                                                      ------------   ------------
                                                                      $      3,734   $      1,411
                                                                      ============   ============

NOTE 6 - INVENTORIES:

         Inventories consist of the following:

                                        March 31,       June 30,
(in thousands)                            2004           2003
                                       -----------    -----------
                                               (Unaudited)
Raw materials                          $    12,312    $    11,006
In process                                   5,419          5,669
Finished goods                               7,617          6,094
                                       -----------    -----------
                                       $    25,348    $    22,769
                                       ===========    ===========

      Foreign currency translation effects increased inventories by $1,669,000 from June 30, 2003 to March 31, 2004.

NOTE 7 - DERIVATIVES:

      On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank (the "Fleet Swap"). The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the maturity the same as the then existing credit facility. Included in interest expense was zero and $196,000, respectively, for the three and nine months ended March 31, 2004 and $137,000 and $386,000, respectively for the three and nine months ended March 31, 2003 associated with the Fleet Swap, which expired on October 30, 2003.

      On December 8, 2003, the Company entered into an interest rate swap agreement with Sumito-Mitsui Bank. The effect of this agreement was to convert the Japanese Term Loan variable rate debt into fixed rate debt with an interest rate of 1.5% with the maturity the same as the Japanese Term Loan. The Company did not incur or record additional charges associated with this swap agreement in the quarter ended March 31, 2004, which will expire on December 8, 2006.

      As a result of entering into the Extended Credit Facility on October 30, 2002, as defined in Note 3, which changed various provisions of the Amended Credit Agreement, also defined in Note 3, including the maturity date, the Fleet Swap no longer qualified as an effective cash flow hedge. Therefore, adjustments to the fair value of the Fleet Swap subsequent to October 30, 2002 were recorded in earnings through its maturity date of October 30, 2003. The adjustments to the fair value of this portion of the Fleet Swap resulted in a gain for the three and nine months ended March 31, 2004 of zero and $196,000, respectively, and $122,000 and $57,000, respectively, for the three and nine months ended March 31, 2003, which was recorded in "Other income and expense" in the accompanying consolidated statements of operations.

      During the nine months ended March 31, 2004, the Company also had currency futures contracts that qualified as cash flow hedges; accordingly, the gain or loss on these cash flow hedges was recorded in AOCI and will be recognized when the hedged items affect earnings. Except for the Fleet Swap, hedge ineffectiveness had no material impact on earnings for the nine months ended March 31, 2004 and 2003.

      Unrealized net gains (losses) included in AOCI are as follows:

                                        March 31,       March 31,
          (in thousands)                  2004           2003
                                       -----------    -----------
                                               (Unaudited)
Balance at beginning of period         $        (4)   $       (32)
Additional gains, net                            -             28
Amounts reclassified to earnings, net           34             22
                                       -----------    -----------

Balance at end of period               $        30    $        18
                                       ===========    ===========

      The unrealized net gain of $30,000 at March 31, 2004 represents net gains on currency futures contracts, which expired at various times through January 28, 2004, and were reclassified to earnings during that period.

NOTE 8 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

      The changes in the carrying amount of goodwill for the nine months ended March 31, 2004 are as follows:

                                    Gross
                                  Carrying           Accumulated     Net Book
       (in thousands)               Amount           Amortization      Value
                                  ---------         ------------    ----------
Balance as of July 1, 2003        $  13,454         $      3,227    $   10,227
Effects of currency translation       1,558                  408         1,150
                                  ---------         ------------    ----------
Balance as of March 31, 2004      $  15,012         $      3,635    $   11,377
                                  =========         ============    ==========

      Intangible assets subject to amortization are comprised of the following:

                                          As of March 31, 2004                        As of June 30, 2003
                                   ----------------------------------          -----------------------------------
                                   Gross Carrying         Accumulated          Gross Carrying         Accumulated
         (in thousands)                Amount            Amortization              Amount             Amortization
                                   --------------        ------------          --------------         ------------
Intangible Assets:
   Patents and trademarks          $        6,364        $      4,119          $        5,961         $      3,824
   Other                                      880                 678                     781                  481
                                   --------------        ------------          --------------         ------------
      Total                        $        7,244        $      4,797          $        6,742         $      4,305
                                   ==============        ============          ==============         ============

      Amortization expense associated with these intangible assets was $136,000 and $410,000, respectively, for the three and nine months ended March 31, 2004 and $174,000 and $571,000, respectively, for the three and nine months ended March 31, 2003. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 9 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

      During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges related to the March 2000 Plan in the amounts of zero and $23,000, respectively, for the three and nine months ended March 31, 2004 and $94,000 and $795,000, respectively, for the three and nine months ended March 31, 2003. These charges related primarily to additional exit costs, which were expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers had reorganized on a global basis, management realigned the Company to support its global customer base. Rather than have separate sales, product development and production activities at each decentralized business unit, the March 2000 Plan included centralizing control of these activities. The following table details the components of the restructuring charges and the remaining reserve balances as of March 31, 2004 and June 30, 2003 related to the March 2000 Plan:

                                     Remaining        Additional          Payments         Remaining
                                      Reserve        Restructuring        Against           Reserve
        (in thousands)             June 30, 2003        Charges           Reserve        March 31, 2004
                                   -------------     -------------        --------       --------------
Severance                          $          55     $           -        $    (55)      $            -
Facility lease termination costs           1,396                23            (516)                 903
                                   -------------     -------------        --------       --------------
Total program                      $       1,451     $          23        $   (571)      $          903
                                   =============     =============        ========       ==============

      Facility lease termination costs will be paid through April 2006. As of March 31, 2004, $437,000 for facility lease termination costs was included in "Other accounts payable and accrued liabilities" and $466,000 was included in "Other long-term liabilities."

      In August 2002, in response to weak market conditions, the Company announced an additional restructuring plan (the "August 2002 Plan"), as a result of which total worldwide employment was reduced by approximately 160. The Company recorded an initial restructuring charge of $3,241,000 in August 2002 and additional restructuring charges of $144,000 during the balance of the fiscal year ended June 30, 2003 related to the August 2002 Plan. In August 2003, the Company expanded the August 2002 Plan and announced additional employee reductions of 15 in the United States and eight in the United Kingdom. In addition, the Company closed its Dunstable, England office and is currently operating its two separate United Kingdom business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts. The Company recorded restructuring charges of zero and $401,000, respectively, for the three and nine months ended March 31, 2004 related to the August 2002 Plan. The following table details the components of the restructuring charges and the remaining reserve balances as of March 31, 2004 and June 30, 2003 related to the August 2002 Plan:

                                     Remaining        Additional                       Payments        Remaining
                                      Reserve        Restructuring                     Against          Reserve
         (in thousands)            June 30, 2003        Charges        Adjustment      Reserve       March 31, 2004
                                   -------------     -------------     ----------      --------      --------------
Severance                          $         258     $         220     $      220      $   (490)     $          208
Facility lease termination costs             345               173           (220)          (82)                216
Other costs                                   47                 8              -           (23)                 32
                                   -------------     -------------     ----------      --------      --------------
Total program                      $         650     $         401     $        -      $   (595)     $          456
                                   =============     =============     ==========      ========      ==============

      Severance and other costs will be paid through May 2004, and lease termination costs will be paid through October 2006, the end of the lease terms. Based upon the final settlement of severance expense and facility lease termination costs, the Company recorded an adjustment for $220,000 during the quarter ended March 31, 2004. This adjustment had no impact on net income for the period. As of March 31, 2004, $267,000 was included in "Other accounts payable and accrued liabilities" and $189,000 was included in "Other long-term liabilities."

NOTE 10 - SALE OF BUSINESS:

      During the first quarter of the fiscal year ended June 30, 2003, the Company committed to a plan to dispose of substantially all of the assets of BKA; the transaction closed on October 10, 2002. Under SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," BKA qualified as a component and therefore the results of BKA's operations are required to be reported as discontinued operations in the accompanying consolidated Statements of Operations. Accordingly, BKA's results for each of the three and nine months ended March 31, 2003 have been aggregated and reported as a single amount in each respective period. BKA's net sales were zero and $978,000, respectively, for the three and nine months ended March 31, 2003.

The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000 and resulted in a gain on the sale of discontinued operations of approximately $543,000 (net of $80,000 in transaction costs), which was recognized in the second quarter of the fiscal year ending June 30, 2003.

NOTE 11 - BUSINESS SEGMENT INFORMATION:

      Operating segments are defined as material components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has one segment, which is Accessories and Controls.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. An operating segment's financial performance is primarily evaluated based on operating profit.

      The tables below present information about reported segments for the three and nine months ended March 31, 2004 and 2003.


                                       For the three months             For the nine months
(in thousands)                           ended March 31,                  ended March 31,
                                   -----------------------------    ----------------------------
                                       2004             2003            2004             2003
                                   ------------     ------------    ------------     -----------
                                           (Unaudited)                       (Unaudited)
Net Sales:
   Accessories and Controls        $     42,770     $     31,061    $    116,724     $    99,153
                                   ------------     ------------    ------------     -----------
      Total Net Sales              $     42,770     $     31,061    $    116,724     $    99,153
                                   ============     ============    ============     ===========

      Foreign currency translation effects increased net sales by $4,777,000 and $11,188,000, respectively, for the three and nine months ended March 31, 2004.

                                                            For the three months             For the nine months
                                                              ended March 31,                  ended March 31,
                                                        -----------------------------    -----------------------------
               (in thousands)                               2004             2003            2004             2003
                                                        ------------     ------------    ------------     ------------
                                                                (Unaudited)                      (Unaudited)
Operating income (loss):
   Accessories and Controls                             $      3,910     $       (174)   $     10,017     $       (520)
   Corporate                                                  (1,748)          (2,137)         (5,560)          (6,511)
                                                        ------------     ------------    ------------     ------------
      Total operating income (loss)                            2,162           (2,311)          4,457           (7,031)
Interest expense, net                                         (1,349)            (441)         (3,648)          (1,618)
Royalty income, net                                            1,217            1,310           2,767            2,468
Other income (expense), net                                     (648)             (62)            981             (494)
                                                        ------------     ------------    ------------     ------------
      Income (loss) from continuing operations
         before income taxes                            $      1,382     $     (1,504)   $      4,557     $     (6,675)
                                                        ============     ============    ============     ============

      Included in operating income (loss) are restructuring charges of zero and $425,000, respectively, for the three and nine months ended March 31, 2004 and $67,000 and $2,729,000, respectively, for the three and nine months ended March 31, 2003 related to accessories and controls, and zero for both the three and nine months ended March 31, 2004 and zero and $675,000, respectively, for the three and nine months ended March 31, 2003 related to corporate.

                                              March 31,         June 30,
          (in thousands)                        2004             2003
                                            -------------     ------------
                                                      (Unaudited)
Identifiable assets:
   Accessories and Controls                 $      99,753     $     85,555
   Corporate                                       13,685           11,269
   Divested operations                                  -                9
                                            -------------     ------------
         Total identifiable assets          $     113,438     $     96,833
                                            =============     ============

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

      With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting, the remaining Directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of March 31, 2004 and June 30, 2003, the number of outstanding shares of Class B constituted approximately 14.6% of the total number of outstanding shares of both classes of Common Stock.

      Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. No dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B.

      In November 1999, the Company initiated a stock repurchase program. Under this program, the Company is authorized to utilize up to $5,000,000 to repurchase shares of Class A and Class B. As of March 31, 2004, 818,300 shares of Class A and 25,000 shares of Class B had been repurchased for $1,784,000, of which $1,721,000 was used to purchase Class A and $63,000 was used to purchase Class B under this program. There was no activity under this repurchase program during the three and nine months ended March 31, 2004.

NOTE 13 - STOCK OPTIONS:

      On January 1, 2003, the Company adopted the disclosure provisions of FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - transition and disclosure," which amended FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. Baldwin continues to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. In accordance with APB 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant. The exercise prices of all stock options equals the fair market value of the shares subject to such options on the date of grant, therefore no compensation expense is recorded.

      The pro forma net income (loss) and income (loss) per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended March 31, 2004 and 2003:

                                                           For the three months              For the nine months
                                                              ended March 31,                  ended March 31,
                                                       ------------------------------    -----------------------------
           (in thousands)                                  2004              2003            2004             2003
                                                       -------------     ------------    ------------     ------------
                                                                (Unaudited)                      (Unaudited)
Net income (loss) as reported                          $         705     $     (1,117)   $      2,608     $     (6,620)
Less:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                                    (26)             (40)            (77)            (121)
                                                       -------------     ------------    ------------     ------------
   Pro forma net income (loss)                         $         679     $     (1,157)   $      2,531     $     (6,741)
                                                       =============     ============    ============     ============
Income (loss) per share:
   Basic and diluted - as reported                     $        0.05     $      (0.07)   $       0.17     $      (0.44)
                                                       =============     ============    ============     ============
   Basic and diluted - pro forma                       $        0.05     $      (0.08)   $       0.17     $      (0.45)
                                                       =============     ============    ============     ============

NOTE 14 - RELATED PARTIES:

      On October 25, 2002, John T. Heald, Jr. resigned as President, Chief Executive Officer and a Director of the Company. Mr. Heald was employed by the Company from March 21, 2001 to November 21, 2002. In accordance with Mr. Heald's employment agreement, the Company sold 375,000 shares of Class B to Mr. Heald in October 2001 at $1.80 per share in exchange for a recourse demand promissory note in the amount of $675,000. The promissory note bore interest, payable annually, at a rate of 5% per annum. The promissory note was collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Heald and the Company dated October 17, 2001. In November 2002, the Company amended the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Heald on the loan by $225,000 in exchange for a reduction in deferred compensation payments to be made by the Company to Mr. Heald. The reduction represented the then present value of Mr. Heald's deferred compensation benefit that had accrued to Mr. Heald. The balance of the loan, including interest, was $518,000 and $501,000 at March 31, 2004 and June 30, 2003, respectively. On May 5, 2004, Mr. Heald exchanged 172,464 shares of Class B Common Stock and $2,481 of cash in full payment of the loan (see Note 21).

      In accordance with the terms of the employment agreement between the Company and Gerald A. Nathe, Chairman, President and Chief Executive Officer of the Company, the Company loaned Mr. Nathe $1,817,000 to enable Mr. Nathe to purchase 315,144 shares of Class B from a non-employee shareholder in November 1993 in exchange for a recourse demand promissory note in the principal amount of said loan. The note bore interest, payable on the anniversary dates of the loan, at LIBOR rates plus 1.25%, reset on the first day of each succeeding January, April, July and October. The note was collateralized by the shares pursuant to a loan and pledge agreement between Mr. Nathe and the Company dated November 30, 1993, as amended and restated on November 25, 1997. Upon termination of Mr. Nathe's employment, the Company has agreed not to demand payment for a period of nine months following termination, or twelve months following termination if Mr. Nathe's employment terminates by reason of his death. Notwithstanding the foregoing, if at any time Mr. Nathe sells any of these shares, he has agreed to pay the Company $5.77 times the number of shares sold within five days of receipt of the funds from such sale.

      In February, 2002, the Company amended Mr. Nathe's employment agreement and the loan and pledge agreement and, following repayment by Mr. Nathe of a portion of the principal amount of the loan, Mr. Nathe issued a substitute recourse demand promissory note in the principal amount of $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%. In August, 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence reduction of the principal due from Mr. Nathe on the loan by $750,000 in exchange for an equal reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe's deferred compensation benefit that had accrued to Mr. Nathe. Mr. Nathe was responsible for his personal taxes on this exchange. The balance of the loan, including interest, was $863,000 and $836,000 at March 31, 2004 and June 30, 2003, respectively.

NOTE 15 - CUSTOMERS:

      During the three and nine months ended March 31, 2004, one customer accounted for more than ten percent (10%) of the Company's net sales. Koenig und Bauer Aktiengesellschaft ("KBA") accounted for approximately 16% of the Company's net sales for each of the three and nine months ended March 31, 2004 and approximately 14.4% and 12.1% of the Company's net sales for each of the three and nine months ended March 31, 2003, respectively. Another customer, Mitsubishi Heavy Industries, accounted for ten percent (10%) of the Company's net sales for the nine months ended March 31, 2003.

NOTE 16 - WARRANTY COSTS:

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

                                                       Warranty
          (in thousands)                                Amount
                                                       --------
Warranty reserve at June 30, 2003                      $  1,665
Additional warranty expense accruals                      2,952
Payments against reserve                                 (2,634)
Effects of currency rate fluctuations                       125
                                                       --------
Warranty reserve at March 31, 2004                     $  2,108
                                                       ========

NOTE 17 - LEGAL PROCEEDINGS AND SETTLEMENTS:

      On November 14, 2002, the Dusseldorf Higher Regional Court ("DHRC") announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG ("Technotrans"). Subsequent to November 14, 2002, Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans also filed to invalidate the Company's patent with the German Patent Court in Munich. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment.

      In August, 2001, R.R. Donnelley & Sons (RRD), a customer of the Company and a licensor to Baldwin Stobb, formerly a division of the Company, filed a complaint against the Company and Systems Technology Inc. (STI), the entity that acquired substantially all the assets of Baldwin Stobb in September 2000, alleging, among other things, breach of a license agreement. In March 2002, RRD amended its complaint alleging additional causes of action. In March 2003, RRD moved to file a corrected second amended complaint, alleging new causes of action and increased damages. The parties reached a settlement in June 2003, under which the Company agreed to provide product, in lieu of cash, ("Credits") to RRD for the Company's share of the settlement, over the course of the next two years, limited to $250,000 per quarter. The Company recognized a charge to earnings, which is included in the loss from continuing operations, during the fourth quarter of the fiscal year ended June 30, 2003, in the amount of $1,250,000 representing the fair market value of said product. During the nine months ended March 31, 2004, RRD utilized Credits of $438,000 resulting in a remaining balance of $812,000 at March 31, 2004.

NOTE 18 -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS:

      The Company's German subsidiary is the only component of the Company that maintains a defined benefits plan (the "German Plan") the valuation of which is in accordance with the requirements of FAS 87, Employers' Accounting for Pensions. The plan covers three former employees and provides for benefits in lump sum payments upon retirement or death or as a disability pension in case of disability, and is partially funded by insurance contracts.

      The following table sets forth the components of net periodic benefit costs for the German Plan for the three and nine months ended March 31, 2004 and 2003:

                                                                                 Pension Benefits
                                                               ------------------------------------------------------
                                                                  For the three months          For the nine months
                                                                     ended March 31,              ended March 31,
                                                               -------------------------     ------------------------
         (in thousands)                                            2004           2003          2004          2003
                                                               ------------    ---------     ----------    ----------
                                                                                    (Unaudited)
Service cost                                                   $          2    $       2     $        6    $        6
Interest cost                                                             6            6             16            16
Expected return on plan assets                                           (1)          (1)            (3)           (3)
Amortization of prior service cost                                        8            6             23            19
Amortization of net gain                                                (14)         (13)           (39)          (38)
                                                               ------------    ---------     ----------    ----------
Net periodic benefit cost                                      $          1    $       -     $        3    $        -
                                                               ============    =========     ==========    ==========

      During the three and nine months ended March 31, 2004 and 2003 the Company made no contributions to the German Plan.

NOTE 19 - TERMINATION OF LETTER OF INTENT RELATING TO PROPOSED SALE OF THE
COMPANY:

      On December 12, 2003, the Company entered into a non-binding Letter of Intent ("LOI") whereby technotrans AG would acquire, through a one-step merger, all outstanding shares of Class A and Class B for a price of $2.50 per share in cash. On January 29, 2004 the Company terminated the LOI with Technotrans. During the three and nine month ended March 31, 2004 the Company recorded expenses of $542,000 and $833,000, respectively, for expenses incurred related to this transaction.

NOTE 20 - SUBSEQUENT EVENT:

      On May 5, 2004, John T. Heald, Jr., formerly President, Chief Executive Officer and a Director of the Company, transferred to the Company 172,464 shares of Class B Common Stock of the Company plus $2,481 in cash in full payment of the unpaid principal amount of $450,000 and accrued interest through May 5, 2004 on his promissory note (see Note 14).

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, (vii) competitive market influences and (viii) the ability to successfully implement the Company's restructuring initiatives. Additional factors are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. There have been no material changes during the nine months ended
March 31, 2004.

DISCONTINUED OPERATIONS

      During the first quarter of the fiscal year ending June 30, 2003, the Company committed to a plan to dispose of certain assets of its wholly owned subsidiary, BKA; the transaction closed on October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,736,000, which resulted in the recognition of a gain on the sale of discontinued operations of approximately $543,000 in the second quarter of the fiscal year ending June 30, 2003. During the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded an impairment charge of $5,434,000 related to the goodwill associated with this business as the recorded value of this goodwill exceeded the assessment of its fair value made by the Company. For a further discussion, see Note 10 to the consolidated financial statements. The effects of this transaction on the consolidated financial statements are discussed below where significant.

THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

CONSOLIDATED RESULTS

      Net sales for the three months ended March 31, 2004 increased by $11,709,000, or 37.7%, to $42,770,000 from $31,061,000 for the three months ended March 31, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $4,777,000; in the current period, otherwise, net sales would have increased by $6,932,000. This increase was primarily due to stronger shipments primarily in Japan and Germany partially offset by weaker shipments in the United States and France.

      Gross profit for the three months ended March 31, 2004 was $13,381,000 (31.3% of net sales) as compared to $8,104,000 (26.1% of net sales) for the three months ended March 31, 2003, an increase of $5,277,000 or 65.1%. Currency rate fluctuations increased gross profit by $1,535,000 in the current period. Excluding the effects of currency rate fluctuations, gross profit would have increased by $3,742,000. Gross profit as a percentage of sales increased due to higher margins as a result of favorable overhead absorption associated with significantly higher volumes in the quarter ending March 31, 2004 when compared to the same period in the prior year. This increase was partially offset by higher material costs partially due to an unfavorable product mix primarily in Japan.

      Selling, general and administrative expenses were $7,014,000 (16.4% of net sales) for the three months ended March 31, 2004 as compared to $6,411,000 (20.6% of net sales) for the same period in the prior fiscal year, an increase of $603,000 or 9.4%. Currency rate fluctuations increased these expenses by $649,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $46,000. Selling expenses increased by $72,000, which primarily related to a negative currency translation impact of $343,000. Otherwise, selling expense decreased by $271,000 mainly due to lower compensation and travel costs associated with reduced employment levels, and to decreased trade show and advertising costs in the current year period. General and administrative expenses increased by $531,000, primarily due to incentive compensation accruals associated with the Company's improved performance, coupled with an increase in certain consulting and insurance costs.

      Engineering and development expenses increased by $268,000 over the three months ended March 31, 2003. Currency rate fluctuations increased these expenses by $505,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $237,000 in the current period. This decrease related primarily to lower employee compensation and related costs primarily as a result of the Company's restructuring and consolidation efforts. As a percentage of net sales, engineering and development expenses decreased 2.9% to 9.8% for the three months ended March 31, 2004 compared to 12.7% for the same period in the prior fiscal year.

      The Company recorded restructuring charges of zero for the three months ended March 31, 2004 compared to $67,000 for the same period in the prior fiscal year.

      Interest expense for the three months ended March 31, 2004 was $1,383,000 as compared to $499,000 for the three months ended March 31, 2003. Currency rate fluctuations increased interest expense by $240,000 in the current period. Otherwise, interest expense would have increased by $644,000. This increase was primarily due to both higher interest rates in effect for the three months ended March 31, 2004 as a result of the new credit agreement with Maple, which was entered into on August 18, 2003 and higher deferred debt financing cost amortization during the period associated with the Maple loan. Interest income amounted to $24,000 and $58,000 for the three months ended March 31, 2004 and 2003, respectively. This decrease in interest income was primarily due to decreased funds available for investment. Currency rate fluctuations increased interest income by $23,000 in the current period.

      Net royalty income for the three months ended March 31, 2004 was $1,217,000 as compared to $1,310,000 for the three months ended March 31, 2003. The decrease in royalty income in the current period was primarily due to a decline in the number of units sold by one of the Company's licensees in the current period as compared to the prior year period.

      Other income (expense), net amounted to income of $648,000 for the three months ended March 31, 2004 compared to $62,000 for the three months ended March 31, 2003. Other income (expense), net, for the three months ended March 31, 2004 and 2003, respectively, includes: net foreign currency transaction gains (losses) of ($50,000) and ($111,000) attributable to currency fluctuations associated with the Maple loan; expense of ($542,000) and zero related to the cancellation of the proposed sale of the Company; and income of zero and $121,000 resulting from the ineffective portions of derivative financial instruments related to an interest rate swap which ceased to qualify as a hedge.

      The Company recorded an income tax provision of $677,000 for the three months ended March 31, 2004 as compared to an income tax benefit of $387,000 for the three months ended March 31, 2003. The effective tax rate of 49.0% for the three months ended March 31, 2004 was primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carry-forwards were not available. The effective tax rate for the three months ended March 31, 2003 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations increased the provision for income taxes by $53,000 in the current period.

      The Company's net income amounted to $705,000 for the three months ended March 31, 2004, compared to a net loss of $1,117,000 for the three months ended March 31, 2003. Currency rate fluctuations decreased net income by $30,000 in the current period. Net income per share amounted to $0.05 basic and diluted for the three months ended March 31, 2004, as compared to a net loss of $0.07 basic and diluted for the three months ended March 31, 2003.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the three months ended March 31, 2004 increased by $11,709,000, or 37.7%, to $42,770,000 from $31,061,000 for the three months ended March 31, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $4,777,000; otherwise, net sales would have increased by $6,932,000 in the current period.

      Operating income amounted to $3,910,000 (9.1% of net sales) for the three months ended March 31, 2004, as compared to a net loss of $174,000 (0.1% of net sales) for the same period in the prior fiscal year, an increase of $4,084,000. Currency rate fluctuations increased the current fiscal year's operating income by $377,000. Otherwise, operating income would have increased by $3,533,000 in the current period. This increase was primarily the result of the effects of the Company's previous restructuring efforts and of decreased in restructuring charges and consulting costs incurred in the current fiscal year period. Operating income for each of the three months ended March 31, 2004 and 2003, included restructuring charges of zero associated with both the March 2000 Plan and the August 2002 Plan.

NINE MONTHS ENDED MARCH 31, 2004 VS. NINE MONTHS ENDED MARCH 31, 2003

CONSOLIDATED RESULTS

      Net sales for the nine months ended March 31, 2004 increased by $17,571,000, or 17.7%, to $116,724,000 from $99,153,000 for the nine months ended March 31, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $11,188,000 in the current period; otherwise, net sales would have increased by $6,383,000. This increase was primarily due to stronger shipments of all major product categories in Japan and Europe, partially offset by weaker shipments in the United States.

      Gross profit for the nine months ended March 31, 2004 was $36,947,000 (31.7% of net sales) as compared to $28,774,000 (29.0% of net sales) for the nine months ended March 31, 2003, an increase of $8,173,000 or 28.4%. Currency rate fluctuations increased gross profit by $3,801,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have increased by $4,372,000. Gross profit as a percentage of net sales increased primarily due to a better mix of product sold and favorable overhead absorption associated with the significantly higher volumes. In addition, gross profit in the prior year period was unfavorably impacted by unusually high warranty costs associated with two specific customer installations in Japan.

      Selling, general and administrative expenses amounted to $20,512,000 (17.6% of net sales) for the nine months ended March 31, 2004 as compared to $19,956,000 (20.1% of net sales) for the same period in the prior fiscal year, an increase of $556,000 or 2.8%. Currency rate fluctuations increased these expenses by $1,652,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $1,096,000. Selling expenses decreased by $628,000, which primarily related to decreased compensation and travel costs associated with reduced employment levels, and to decreased trade show and advertising costs in the current year period. General and administrative expenses increased by $1,184,000 primarily due to incentive compensation accruals, which were not recognized in fiscal 2003, associated with the Company's improved performance, coupled with an increase in certain consulting and insurance costs, offset by reduced travel and other employee related costs primarily as a result of the Company's restructuring efforts and to decreased subcontracting costs in the current year period.

      Engineering and development expenses decreased by $893,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $1,213,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $2,106,000 in the current period. This decrease related primarily to lower employee compensation and related costs primarily as a result of the Company's restructuring and consolidation efforts and to lower research and development costs. As a percentage of net sales, engineering and development expenses decreased 2.6% to 9.9% for the nine months ended March 31, 2004 compared to 12.5% for the same period in the prior fiscal year.

      The Company recorded restructuring charges of $424,000 for the nine months ended March 31, 2004 compared to $3,404,000 for the same period in the prior fiscal year. The restructuring charge in the nine months ended March 31, 2004 of $424,000 primarily represented additional employment reductions in the United States and the United Kingdom associated with the August 2002 Plan. The restructuring charge in the prior corresponding fiscal year period of $3,404,000 related to the initial restructuring charge of $3,310,000 related to the August 2002 Plan and $94,000 of additional costs associated with the March 2000 Plan, which were expensed as incurred.

      Interest expense for the nine months ended March 31, 2004 was $3,738,000 as compared to $1,817,000 for the nine months ended March 31, 2003. Currency rate fluctuations increased interest expense by $550,000 in the current period. Otherwise, interest expense would have increased by $1,371,000. This increase was primarily due to both higher interest rates in effect for the nine months ended March 31, 2004 as a result of the new credit agreement with Maple, which was entered into on August 18, 2003 and higher deferred debt financing cost amortization during the period associated with the Maple loan. Interest income amounted to $90,000 and $199,000 for the nine months ended March 31, 2004 and 2003, respectively. Currency rate fluctuations decreased interest income by $50,000 in the current period.

      Net royalty income for the nine months ended March 31, 2004 was $2,767,000 as compared to $2,468,000 for the nine months ended March 31, 2003.

      Other income (expense), net amounted to $981,000 for the nine months ended March 31, 2004 compared to ($494,000) for the nine months ended March 31, 2003. Other income (expense), net, for the nine months ended March 31, 2004 and 2003, respectively, included: net foreign currency transaction gains (losses) of $1,562,000 and ($294,000) attributable to currency fluctuations associated with the Maple loan; expensed deferred financing costs of ($833,000) and zero related to the cancellation of the proposed sale of the Company; and income of $197,000 and $60,000 resulting from the ineffective portions of derivative financial instruments related to an interest rate swap which ceased to qualify as a hedge. Also included in other income (expense) in the nine months ended March 31, 2003 was an additional loss of $211,000 as a result of finalizing certain adjustments with the buyer's acquisition of the Roll Handling Group ("RHG"), which disposition closed in September 2001.

      The Company recorded an income tax provision of $1,949,000 for the nine months ended March 31, 2004 as compared to $235,000 for the nine months ended March 31, 2003. The effective tax rate of 42.8% for the nine months ended March 31, 2004 was primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carry-forwards were not available. The effective tax rate for the nine months ended March 31, 2003 differed from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Currency rate fluctuations increased the provision for income taxes by $127,000 in the current period.

      Loss from operations of discontinued operations for the nine months ended March 31, 2003 was $253,000 and was related to the sale of the assets of BKA, which was completed in October 2002. A gain on the sale of the BKA assets of $543,000 was recorded during the nine months ended March 31, 2003.

      The Company's net income amounted to $2,608,000 for the nine months ended March 31, 2004, compared to a net loss of ($6,620,000) for the nine months ended March 31, 2003. Currency rate fluctuations increased net income by $384,000 in the current period. Net income per share amounted to $0.17 basic and diluted for the nine months ended March 31, 2004, as compared to net loss per share of $0.44 basic and diluted for the nine months ended March 31, 2003.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the nine months ended March 31, 2004 increased by $17,571,000, or 17.7%, to $116,724,000 from $99,153,000 for the nine months ended March 31, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $11,188,000 in the current period; otherwise, net sales would have increased by $6,383,000 in the current period.

      Operating income amounted to $10,017,000 (8.6% of net sales) for the nine months ended March 31, 2004, as compared to an operating loss of $520,000 (0.1% of net sales) for the same period in the prior fiscal year, an increase of $10,537,000. Currency rate fluctuations increased the current fiscal year's operating income by $929,000. Otherwise, operating income would have increased by $9,608,000 in the current period. This increase is primarily the result of the effects of the Company's previous restructuring efforts, and of decreased restructuring charges and consulting costs incurred in the current fiscal year period. Operating income for the nine months ended March 31, 2004 and 2003, included restructuring charges of $424,000 and $2,729,000, respectively, associated with both the March 2000 Plan and the August 2002 Plan.

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 2004

LIQUIDITY AND WORKING CAPITAL

      On August 18, 2003, the Company entered into the $20,000,000 Credit Agreement with Maple which if not terminated by the Lender on August 15, 2004 or by the Company at any time by payment in full, shall terminate in its entirety on August 15, 2005. The Credit Agreement is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the Credit Agreement are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or (ii) 11.5% for loans denominated in Euros. The Credit Agreement provides that the interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. As a result of the Company exceeding the Disclosed EBITDA for the quarter ended December 31, 2003, the interest rate was reduced beginning January 1, 2004 by 0.68% for loans denominated in U.S. Dollars and 1.5% for loans denominated in Euros. The Company also attained the Disclosed EBITDA target in the quarter ended March 31, 2004, and as a result the interest rate reduction will remain in effect for the fourth quarter of fiscal 2004. The initial borrowings under the Credit Agreement amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with the Banks, and the remainder of the borrowings was utilized for closing costs and working capital purposes. The closing costs are being amortized and included in interest expense through August 15, 2004. The Credit Agreement does not require the Company to meet any financial covenants, except for a limitation on annual capital expenditures and a prohibition against additional credit facilities; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Although there can be no guarantee, management is exploring additional financing alternatives and believes that the Company's debt can be refinanced on a long-term basis.

      Prior to this refinancing with Maple, on October 31, 2000, the Company had entered into the $35,000,000 Credit Facility with the Banks, which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 Revolver and a $10,000,000 Acquisition Line. On January 28, 2002, the

 Credit Facility was amended, to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into the Term Loan, which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. The Revolver had associated commitment fees, which were calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver.

      The Company had experienced operating and net losses, and debt covenant violations over the past three fiscal years. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default. The Extended Credit Facility, totaling $20,900,000, consisted of an $17,000,000 Extended
Revolver and a $3,900,000 Extended Term Loan each due July 1, 2003. The
Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary BKA (see Note 10 to the consolidated financial statements) plus $464,000 from the Company's cash flows to reduce outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 was thereafter available for future borrowings, subject to a borrowing base calculation. Additionally, beginning in December 2002 and extending through June 2003, the Company was required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003,
but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing after entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. Additionally, at September 30, 2002 and March 31, 2003, the Company was not in compliance with its debt covenants, and received waivers for the non-compliance. At June 30, 2003, the Company had outstanding borrowings of $16,112,000 under the Extended Revolver and Extended Term Loan, and this entire outstanding balance, which was classified as current as of June 30, 2003, was entirely repaid from the proceeds of the refinancing with Maple on August 18, 2003.

      In December 2003, the Company, through its Japanese subsidiary, obtained a YEN 300,000,000 term loan (approximately $2,875,000), which matures in December 2006. The Japanese Term Loan is subject to semi-annual principal payments of YEN 50,000,000 and bears interest at TIBOR plus 0.75%. The Company received a waiver from Maple in connection with this loan, and received the proceeds of the loan in December 2003.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $27,292,000, including $20,000,000 available under the Credit Agreement. As of March 31, 2004, the Company had $25,047,000 outstanding under these credit facilities, including $18,713,000 under the Credit Agreement. Total debt as reported on the balance sheet at March 31, 2004 was $2,126,000 higher than it would have been if June 30, 2003 exchange rates had been used.

      On April 27, 2001, the Company entered into the Fleet Swap. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the maturity the same as the then existing credit facility. Included in interest expense was zero and $196,000, respectively, for the three and nine months ended March 31, 2004 and $137,000 and $386,000, respectively, for the three and nine months ended March 31, 2003 associated with the Fleet Swap, which expired on October 30, 2003.

      On December 8, 2003, the Company entered into an interest rate swap agreement with Sumito-Mitsui Bank. The effect of this agreement was to convert the Japanese Term Loan variable rate debt into fixed rate debt with an interest rate of 1.5% with the maturity the same as the then existing credit facility. The Company did not incur or record additional charges associated with this swap agreement in the quarter ended March 31, 2004, which will expire on December 8, 2006.

      The Company's working capital increased by $5,931,000 or 145.9% from $4,064,000 at June 30, 2003, to $9,995,000 at March 31, 2004. Foreign currency rate fluctuations accounted for an increase of $970,000; otherwise, working capital would have increased by $4,961,000. Working capital increased primarily due to increased levels of cash, primarily in Japan, associated with the additional credit facility under the Japanese Term Loan and additional deferred financing costs associated with the Maple loan.

      Net cash (used) provided by investing activities was ($731,000) and $2,772,000 for the nine months ended March 31, 2004 and 2003, respectively. Funds provided by investing activities for the nine months ended March 31, 2003 included $3,736,000 for the sale of certain BKA assets. Funds usage of ($731,000) and ($964,000) for the nine months ended March 31, 2004 and 2003, respectively, were used for additions to property, plant and equipment, and patents and trademarks.

      Net cash provided (used) by financing activities was $311,000 for the nine months ended March 31, 2004 as compared to ($5,454,000) for the nine months ended March 31, 2003. The difference was primarily due to higher net debt borrowings in the current fiscal year period primarily from Maple, partially offset by the additional closing costs associated with obtaining the Maple loan.

      During March 2000, the Company initiated the March 2000 Plan that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of zero and $23,000 for the three and nine months ended March 31, 2004 and 2003, respectively, related to the March 2000 Plan. These charges related primarily to additional exit costs, which were expensed as incurred. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers had reorganized on a global basis, management realigned the Company to support its global customer base. Rather than have separate sales, product development and production activities at each decentralized business unit, the March 2000 Plan included centralizing control of these activities. Facility lease termination costs will be paid through April 2006. As of March 31, 2004, $437,000 of facility lease termination costs was included in "Other accounts payable and accrued liabilities" and $466,000 was included in "Other long-term liabilities."

      In response to weak market conditions, in August 2002, the Company announced additional restructuring activities, the August 2002 Plan, which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an initial restructuring charge of $3,241,000 in August 2002 and additional restructuring charges of $144,000 during the balance of the fiscal year ended June 30, 2003 related to the August 2002 Plan. In August 2003, the Company expanded the August 2002 Plan and announced additional employee reductions of 15 in the United States and eight in the United Kingdom. In addition, the Company closed its office in Dunstable, England and is currently operating its two separate United Kingdom business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts. The Company recorded restructuring charges of zero and $401,000, respectively, for the three and nine months ended March 31, 2004 associated with the August 2002 Plan.

      The August 2002 Plan is expected to reduce operating costs by approximately $6,900,000 annually. Severance and other costs will be paid through May 2004, and lease termination costs will be paid through October 2006, the end of the lease terms. As of March 31, 2004, $267,000 was included in "Other accounts payable and accrued liabilities" and $189,000 was included in "Other long-term liabilities."

      During the Company's fiscal year ended June 30, 2002, the German Tax Authority changed its position regarding the taxability of certain intercompany dividends. As a result, several companies, including Baldwin, were assessed additional tax on dividends paid from 1994 through 1996. At this point in time, the proposed assessment would result in a tax charge of approximately $2,570,000 and the elimination of previously reserved tax assets. However, based on precedent, the Company believes it will prevail in this matter and there will be no material financial impact as a result of the German Tax Authority's change in position. It is expected that the German Tax Authority will assess the Company during the fourth quarter of the fiscal year ending June 30, 2004. Under German tax law, an assessment is payable at the time it is assessed; however, a company is permitted to request a deferral of the payment from the German Tax Authority through various alternatives. Management believes a deferral will be granted; however no assurances can be given that such deferral will be granted.

      The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the Credit Agreement with Maple. Management is exploring financing alternatives and believes that the Company's debt can be refinanced on a long-term basis. Management further believes that additional action can be taken to reduce operating expenses and that assets can be sold to meet liquidity needs if necessary.

      At March 31, 2004 and June 30, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

      The following summarizes the Company's contractual obligations at March 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in the future:

                                              Total at                 Fiscal Years ending June 30,
                                             March 31,  ---------------------------------------------------------
            (in thousands)                     2004      2004*     2005      2006      2007      2008      2009**
                                             ---------  -------   -------   -------   -------   -------   -------
Contractual Obligations:
Loans payable                                $   2,875  $ 2,875   $     -   $     -   $     -   $     -   $     -
Capital lease obligations                          227       22        98        71        25         8         3
Long-term debt                                  22,172      518    19,819     1,088       599       119        29
Non-cancelable operating lease obligations      12,669    1,149     4,190     3,440     1,877     1,008     1,005
                                             ---------  -------   -------   -------   -------   -------   -------
Total contractual cash obligations           $  37,943  $ 4,564   $24,107   $ 4,599   $ 2,501   $ 1,135   $ 1,037
                                             =========  =======   =======   =======   =======   =======   =======

* Includes only the remaining three months of the fiscal year ending June 30, 2004.

**    Includes the remaining for the years past 2009.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. There have been no material changes during the nine months ended March 31, 2004.

ITEM 4: CONTROLS AND PROCEDURES:

      As of the end of March 31, 2004, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report was recorded, processed, summarized and reported in a timely manner, including that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, including any corrective actions with regards to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

      Reference is made to the Certification of the Chief Executive Officer and Chief Financial Officer about these and other matters that are filed as exhibits to this report.

                           PART II: OTHER INFORMATION

ITEM 5: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Proposal 1 - To elect Class I Directors to serve for three-year terms or until their respective successors are elected and qualify.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                                             Total Vote for          Total Vote Withheld
                                             Each Director           From Each Director
                                             --------------          -------------------
Class A
Judith A. Mulholland                           11,286,676                 300,277

Class B
Samuel B. Fortenbaugh III                      21,489,100                       -
Rolf Bergstrom                                 21,489,100                       -

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

      10.67 Amendment to the Employment Agreement dated and effective February 10, 2004 between Karl Puehringer and the Company (filed herewith).

      31.01 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      31.02 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      32.01 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

(b) Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated January 29, 2004 relating to item 5 to report the termination of a letter of intent.

            The Company furnished a Current Report on Form 8-K dated January 29, 2004 to report under items 7 and 9 a press release announcing the Company's financial results for the quarter ended December 31, 2003 pursuant to item 12 of Form 8-K.

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

Dated: May 13, 2004