Form 10-K
period 2004-06-30
BALDWIN TECHNOLOGY CO INC
filed 2004-09-28
CIK 805792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004            COMMISSION FILE NUMBER 1-9334

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

     Aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on December 31, 2003 as reported by the American Stock Exchange on that date was $31,340,000.

     Number of shares of Common Stock outstanding at June 30, 2004:

Class A Common Stock...............  12,899,146
Class B Common Stock...............   1,965,419
                                     ----------
  Total............................  14,864,565

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12, 13 and 14 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2004 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   70
Item 9A.  Controls and Procedures.....................................   70
Item 9B.  Other Information...........................................   70
Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   70
Item 11.  Executive Compensation......................................   70
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   70
Item 13.  Certain Relationships and Related Transactions..............   70
Item 14.  Principal Accountant Fees and Services......................   70
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   71

CAUTIONARY STATEMENT -- This Annual Form 10-K may contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Annual Report on Form 10-K for the year ended June 30, 2004.

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

     The Company sells its products both to printing press manufacturers who incorporate the Company's products into their own printing systems for sale to printers and publishers, and to printers and publishers to upgrade the quality and capability of existing and new printing presses. The Company has product development and manufacturing facilities, as well as sales and service operations, in strategic markets worldwide.

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

LIQUIDITY

     On August 18, 2003, Baldwin and certain of its subsidiaries, entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company by payment in full, would terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or
(ii) 11.5% for loans denominated in Euros. The interest rate were subject to reduction by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The Credit Agreement does not require the Company to satisfy any financial covenants, except for the limitation on annual capital expenditures, for which the Company received a waiver for fiscal year ended June 30, 2004, however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

     On September 15, 2004, the Credit Agreement with Maple Bank GmbH was amended to increase the size of the credit facility from $20,000,000 to $28,000,000, subject to available borrowing base, reduced the interest rate by approximately 350 basis points (in no event, however, may the interest rate be less than 7.625% for EURO based borrowings and 7.5% for dollar based borrowings), extended the maturity date of the loan to October 2008, reduced the amount of annual fees associated with the Agreement and granted to the lender an option to acquire a maximum of $5,000,000 of Equity Securities (as defined in the Amendment) if the Company issues any such equity securities.

     The Company experienced operating losses and debt covenant violations during fiscal years 2003 and 2002. As more fully discussed in this Form 10-K, the Company embarked on restructuring plans and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions included the sale of certain businesses, as noted above, the consolidation of other operations and headcount reductions related to the consolidations and weak market conditions. As a result of these actions, combined with the amendment of the credit agreement discussed above, management believes that the Company's cash flows from operations, along with available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements over the term of the current financing with Maple.

INDUSTRY OVERVIEW

     Baldwin operates in a highly fragmented market. The Company defines its business as that of providing accessories and controls for the printing and publishing industry. The Company believes that it produces the most complete line of accessories and controls for the printing and publishing industry.

     The Company's products are used by printers engaged in all commercial printing processes including lithography, flexography and digital printing. The largest share of its business is in offset (lithographic) printing. Offset printing is the largest segment of the domestic and international printing market and is used primarily for printing books, magazines, business forms, catalogs, greeting cards, packaging and newspapers. The Company's products are designed to improve the printing process in terms of both the quality of the finished product and addresses environmental and safety issues, as well as enhance productivity and reduce materials waste.

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

     The Company's products range in unit price from under $100 to approximately $50,000. Baldwin's principal products are described below:

     CLEANING SYSTEMS. The Company's Cleaning Systems products clean the cylinders of an offset press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner and Guide Roll Cleaner, all of which reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2004, 2003 and 2002, net sales of Cleaning Systems represented approximately 52.6%, 54.9% and 45.8% of the Company's net sales, respectively.

     FLUID MANAGEMENT SYSTEMS. The Company's Fluid Management Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of the fluids used in the lithographic printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2004, 2003 and 2002, net sales of Fluid Management Systems represented approximately 23.2%, 21.0% and 23.9% of the Company's net sales, respectively.

     OTHER ACCESSORY AND CONTROL PRODUCTS. The Company's Web Press Protection Systems, designed in response to the increasing number of web leads used in printing today's colorful newspapers, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company's Ink Control Systems regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers and Gluing Systems. In the fiscal years ended June 30, 2004, 2003 and 2002, net sales of Other Accessory and Control Products represented approximately 24.2%, 24.1% and 26.2% of the Company's net sales, respectively.

     NEWSPAPER INSERTER EQUIPMENT AND MAILING MACHINE SYSTEMS (DISCONTINUED OPERATION). Newspaper Inserter Equipment collates and inserts sections and advertising material into newspapers. The cost of materials in the printing industry continues to pressure printers to reduce other costs, particularly labor costs. When manual processes are replaced by newspaper inserters, payback periods as low as six months have been realized by some purchasers of this equipment. Mailing Machine Systems fold, label and prepare newspapers for mailing. These products were produced at the Company's BKA facility. The Company decided to exit this business, and completed the sale of substantially all the assets of BKA on October 10, 2002. For all periods presented, BKA is shown as a discontinued operation and therefore none of BKA's sales are included in the Company's net sales.

     The Company entered the short-run, POD market in January of 1997. This business venture marketed and distributed finishing equipment for the digital printing market. The results of operations for this business were not material for all periods presented. Net sales for the POD business are included for three months in the fiscal year ended June 30, 2002. There were no net sales included for the POD business in the fiscal years ended June 30, 2004 and June 30, 2003. As part of the Company's restructuring plan, the Company exited this market upon the completion of the sale of substantially all the assets of the POD business on November 16, 2001.

     ROLL HANDLING SYSTEMS (PRODUCT LINE SOLD). Roll Handling Systems unwind, rewind and splice paper and other substrates supplied to presses in rolls and also control the tension and position of web materials. This equipment eliminates unnecessary press stoppages and allows an efficient workflow. The RHG product lines were sold on September 26, 2001. Net sales for the RHG are included for the first three months in the fiscal year ended June 30, 2002. In the fiscal year ended June 30, 2002, net sales of Roll Handling Systems represented approximately 4.1% of the Company's net sales. There were no sales included for the RHG in the fiscal years ended June 30, 2004 and June 30, 2003.

WORLDWIDE OPERATIONS

     The Company believes that it is one of only a few manufacturers of accessories and controls for the printing and publishing industry, which has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia. The Company, as an international business, is subject to various changing competitive economic, political, legal and social conditions. The Company currently has subsidiaries in 11 countries, and its results of operations may be adversely or positively affected by currency fluctuations. The results of the operations and financial position of the Company's subsidiaries outside of the United States are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company's consolidated financial statements. The exchange rates between the currencies and the U.S. dollar may fluctuate substantially. Because the Company generates a significant percentage of its revenues and operating expenses in currencies other than the U.S. dollar, fluctuations in the value of the U.S. dollar against other currencies may have a material effect on the Company's operating income. The Company's results and financial condition are particularly affected by changes in the value of the U.S. dollar in relation to the euro, Japanese yen and Swedish krona. Since the Company's foreign subsidiaries primarily manufacture, incur expenses and earn revenue in the local countries in which they reside the impact from cross currency fluctuations is somewhat mitigated.

     The following table sets forth the percentages of the Company's net sales attributable to its geographic regions for the fiscal years ended June 30, 2004, 2003 and 2002:

                                                           YEARS ENDED JUNE 30,
                                                          -----------------------
                                                          2004     2003     2002
                                                          -----    -----    -----
Americas................................................   16.0%    20.3%    21.0%
Europe..................................................   45.5%    41.8%    42.1%
Asia....................................................   38.5%    37.9%    36.9%
                                                          -----    -----    -----
           Total........................................  100.0%   100.0%   100.0%
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

RESTRUCTURING CHARGES

     During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $23,000, $220,000 and $621,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, related to the March 2000 Plan. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of accessories and controls to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed, autonomous business units. Given that many of the Company's significant customers had reorganized on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the March 2000 Plan included the centralization of these activities. Product lines that were previously being produced at multiple facilities were consolidated with similar product lines at existing facilities. The former corporate headquarters was vacated and relocated to the Shelton, Connecticut facility to take advantage of the space created by the downsizing at that facility. At June 30, 2004, the March 2000 Plan is substantially complete with only $792,000 of facility lease termination costs to be paid through April 2006.

     The estimated total cash cost of the restructuring program was approximately $8,324,000. The March 2000 Plan was expected to save the Company approximately $8,843,000 annually following full implementation; however, approximately $1,876,000 of this savings was related to the divested RHG, which will not be realized under the March 2000 Plan.

     In August 2002, in response to weak market conditions, the Company announced additional restructuring activities (the "August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an additional restructuring charge of approximately $3,385,000 during the fiscal year ended June 30, 2003 related to the August 2002 Plan. These reductions are expected to reduce operating costs by approximately $7,500,000 annually after the August 2002 Plan is fully implemented. In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the

United Kingdom. In addition, the Company closed its office in Dunstable, England and is currently running its two separate business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts. The additional costs associated with the expansion of the August 2002 Plan amounted to approximately net $450,000. At June 30, 2004 the August 2002 Plan is substantially complete with approximately $341,000 of severance and lease payments remaining to be paid, through the second half of 2006.

ACQUISITION STRATEGY

     An element of the Company's growth strategy is an intention to make strategic acquisitions of companies and product lines in related business areas. In such case, the Company's acquisition strategy would involve: (i) acquiring entities that will strengthen the Company's position in the field of accessories and controls for the printing and publishing industry and whose products can be sold through the Company's existing distribution network; (ii) entering new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company's manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company's strategy would be to integrate the acquired companies processes and controls with those currently existing in the Company's structure with a view towards enhancing sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

     MARKETING AND SALES. While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 69 employees devoted to marketing and sales activities in its three principal worldwide markets and more than 150 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks. The Company markets its products to printing press manufacturers ("OEMs") and to newspaper and commercial printers. For the fiscal year ended June 30, 2004, approximately 52% of the Company's net sales were to OEMs and approximately 48% were directly to printers.

     SUPPORT. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 82 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

     BACKLOG. Backlog represents unfilled product orders, which Baldwin has received from its customers under valid contracts or purchase orders. The Company's backlog was $44,923,000 as of June 30, 2004, $49,709,000 as of June 30, 2003 and $48,707,000 as of June 30, 2002. The above backlog amounts have been adjusted to exclude the backlog of the BKA business, the assets of which were sold on October 10, 2002, as BKA is reported as a discontinued operation.

     CUSTOMERS. For the fiscal year ended June 30, 2004, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 15% of the Company's net sales. The ten largest customers of Baldwin (including KBA) accounted for approximately 52%, 46% and 44%, respectively, of the Company's net sales for the fiscal years ended June 30, 2004, 2003 and 2002. Sales of Baldwin's products are not considered seasonal.

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

     Baldwin employs approximately 105 persons whose primary function is new product development, application engineering or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 2004, 2003 and 2002 were $13,618,000, $16,148,000 and $15,451,000, respectively, representing approximately 9.0%, 12.0% and 11.0% of the Company's net sales in each fiscal year, respectively.

PATENTS

     The Company owns or licenses a number of patents and patent applications relating to a substantial number of Baldwin's products. Patented products represent a significant portion of the Company's net sales for all periods presented. The Company's patents expire at different times during the next twenty years; however, one significant group of patents, which provide the Company's current royalty income, are scheduled to expire in February 2005. The expiration of patents in the near future is not expected to have a material adverse effect on the Company's net sales; however, royalty income and cash flows are expected to be negatively impacted upon the expiration of this group of patents. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

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

COMPETITION

     Within the highly fragmented market for accessories and controls for the printing and publishing industry, the Company produces and markets what it believes to be the most complete line of accessories and controls. Numerous companies, including vertically integrated printing press manufacturers, manufacture and sell products, which compete with one or more of the Company's products. These printing press manufacturers generally have larger staffs and greater financial resources than the Company.

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

EMPLOYEES

     At June 30, 2004, the Company employed 508 persons (plus 32 temporary and part-time employees); of which 191 are production employees, 69 are marketing, sales and customer service employees, 187 are research, development, engineering and technical service employees and 61 are management and administrative employees. In Europe, employees are represented by various unions under contracts with indefinite terms. In Sweden, approximately 20 of the Company's 78 employees are represented by either Ledarna (SALF), Metall, or Svenska Industritjanstemanna Forbundet unions. In Germany, 40 of the Company's 190 employees are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2.  PROPERTIES

     The Company owns and leases various manufacturing and office facilities aggregating approximately 384,000 square feet at June 30, 2004. The table below presents the locations and ownership of these facilities:

                                                         SQUARE   SQUARE     TOTAL
                                                          FEET     FEET     SQUARE
                                                         OWNED    LEASED     FEET
                                                         ------   -------   -------
North America..........................................      0    164,000   164,000
Germany................................................      0    102,000   102,000
Sweden.................................................  13,000    40,000    53,000
England................................................      0      2,000     2,000
Japan..................................................      0     42,000    42,000
All other, foreign.....................................      0     21,000    21,000
                                                         ------   -------   -------
           Total square feet owned and leased..........  13,000   371,000   384,000
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

     No matters were submitted to a vote of security holders since November 11, 2003.

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

                                                              HIGH     LOW
                                                              -----   -----
2002 (CALENDAR YEAR)
----------------------
First Quarter...............................................  $1.63   $1.07
Second Quarter..............................................  $1.75   $1.31
Third Quarter...............................................  $1.50   $0.28
Fourth Quarter..............................................  $0.87   $0.20
2003 (CALENDAR YEAR)
----------------------
First Quarter...............................................  $0.65   $0.29
Second Quarter..............................................  $0.71   $0.18
Third Quarter...............................................  $0.79   $0.41
Fourth Quarter..............................................  $3.01   $0.80
2004 (CALENDAR YEAR)
----------------------
First Quarter...............................................  $3.18   $2.30
Second Quarter..............................................  $4.00   $2.88
Third Quarter (through September 24, 2004)..................  $3.80   $2.75

     CLASS B COMMON STOCK

     The Company's Class B Common Stock has no established public trading market.

     APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of August 30, 2004, the number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 303 and 26, respectively. The Company believes, however, that there are approximately 1,700 beneficial owners of its Class A Common Stock.

     DIVIDENDS

     Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company's Board of Directors. However, the Company's debt agreement prohibits the payment of dividends. No dividend in cash or property shall be declared or paid on shares of the Company's Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 13 to the Consolidated Financial Statements).

     PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASES

     There has been no activity under the Company's stock repurchase program for the fiscal year ended June 30, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's statement of operations and balance sheet data as it relates to the fiscal years ended June 30, 2004, 2003 and 2002 have been derived from the Company's audited financial statements (including the Consolidated Balance Sheets of the Company at June 30, 2004 and 2003 and the related Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 2004, 2003 and 2002 appearing elsewhere herein). Certain transactions have affected comparability, specifically, the Company's disposal of assets of certain businesses. During the fiscal year ended June 30, 2002, the operating results and future prospects of the Baldwin Kansa subsidiary ("BKA") deteriorated. As a result, the goodwill associated with BKA exceeded the assessment of its fair-value made by the Company, and the Company recorded a goodwill impairment charge of $5,434,000 in the fiscal year ended June 30, 2002. In September 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG") and its Print On-Demand ("POD") business. The Company recorded impairment charges related to the RHG and the POD business of $14,831,000 and $687,000, respectively, in the fiscal year ended June 30, 2001 and losses on the sale of the RHG of $250,000 and the POD business of $8,000 in the fiscal year ended June 30, 2002. The Company recorded an additional loss on the sale of RHG of $211,000 in the fiscal year ended June 30, 2003. In September 2000, the Company disposed of substantially all of the assets of its Baldwin Stobb Division ("BSD"). The Company recorded a loss on the sale of BSD of $831,000 in the fiscal year ended June 30, 2001. The revenues and corresponding expenses attributable to these divested operations are included in the consolidated financial statement only for the periods that the businesses were owned by the Company. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." As a result, the Company no longer amortizes goodwill. Goodwill amortization expense amounted to $0, $0, $0, $973,000 and $1,028,000 for the fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000, respectively. The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                    YEARS ENDED JUNE 30,
                                  --------------------------------------------------------
                                    2004        2003        2002        2001        2000
                                  --------    --------    --------    --------    --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................  $158,110    $134,208    $140,091    $173,308    $189,364
Cost of goods sold..............   108,074      93,788      98,814     123,546     129,880
                                  --------    --------    --------    --------    --------
Gross profit....................    50,036      40,420      41,277      49,762      59,484
Selling, general and
  administrative expenses.......    29,711      26,953      30,627      37,337      39,497
Research, development and
  engineering expenses..........    13,618      16,148      15,451      17,135      18,118
Provision for loss on the
  disposition of pre-press
  operations....................        --         (45)        (86)       (472)         --
Restructuring charges...........       448       3,605         621       2,277       5,664
Settlement and impairment
  charges.......................        --       1,250          --      15,518          --
                                  --------    --------    --------    --------    --------
Operating income (loss).........     6,259      (7,491)     (5,336)    (22,033)     (3,795)
Interest expense................     4,985       2,411       1,792       2,014       1,819
Interest (income)...............      (119)       (281)       (288)       (288)       (319)

                                                    YEARS ENDED JUNE 30,
                                  --------------------------------------------------------
                                    2004        2003        2002        2001        2000
                                  --------    --------    --------    --------    --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Royalty (income), net...........    (3,361)     (3,034)     (4,252)     (3,899)     (3,111)
Other (income) expense, net.....      (559)      2,251       1,037        (940)         98
                                  --------    --------    --------    --------    --------
Income (loss) from continuing
  operations before income
  taxes.........................     5,313      (8,838)     (3,625)    (18,920)     (2,282)
(Benefit) provision for income
  taxes.........................    (1,673)      2,578       6,684         698      (5,675)
                                  --------    --------    --------    --------    --------
Income (loss) from continuing
  operations....................     6,986     (11,416)    (10,309)    (19,618)      3,393
Discontinued operations:
(Loss) income from operations...        --        (253)       (241)      1,446       1,443
  Impairment charges............        --          --      (5,434)         --          --
  Gain on sale..................        --         543          --          --          --
                                  --------    --------    --------    --------    --------
Net income (loss)...............  $  6,986    $(11,126)   $(15,984)   $(18,172)   $  4,836
                                  ========    ========    ========    ========    ========
Income (loss) per share from
  continuing operations:
Basic income (loss) per share...  $   0.47    $  (0.76)   $  (0.69)   $  (1.33)   $   0.22
                                  ========    ========    ========    ========    ========
Diluted income (loss) per
  share.........................  $   0.46    $  (0.76)   $  (0.69)   $  (1.33)   $   0.22
                                  ========    ========    ========    ========    ========
(Loss) income per share from
  discontinued operations:
Basic income (loss) per share...  $    .00    $   0.02    $  (0.38)   $   0.10    $   0.09
                                  ========    ========    ========    ========    ========
Diluted income (loss) per
  share.........................  $    .00    $   0.02    $  (0.38)   $   0.10    $   0.09
                                  ========    ========    ========    ========    ========
Weighted average number of
  shares:
  Basic.........................    15,001      15,015      14,915      14,787      15,652
                                  ========    ========    ========    ========    ========
  Diluted.......................    15,286      15,015      14,915      14,787      15,652
                                  ========    ========    ========    ========    ========

                                                          JUNE 30,
                                   -------------------------------------------------------
                                     2004       2003        2002        2001        2000
                                   --------    -------    --------    --------    --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..................  $  8,374    $ 4,064    $ 22,319    $ 22,409    $ 32,575
Total assets.....................  $115,271    $96,833    $108,488    $133,890    $160,035
Short-term debt..................  $ 23,280    $19,548    $ 10,788    $ 14,060    $ 11,316
Long-term debt...................  $  1,794    $   521    $ 11,873    $  8,428    $ 11,882
Total debt.......................  $ 25,074    $20,069    $ 22,661    $ 22,488    $ 23,198
Shareholders' equity.............  $ 34,467    $26,281    $ 33,754    $ 45,460    $ 70,369

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

     On September 26, 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG"). The Company recorded a loss of $211,000 and $250,000 on the sale of RHG in the fiscal years ended June 30, 2003 and 2002, respectively. Additionally, during the fiscal year ended June 30, 2001, the Company also exited the Print-On-Demand business ("POD"). As a result, the revenues and corresponding expenses attributable to RHG and the POD business are included in these consolidated financial statements only for the periods their operations were owned by the Company. The Company recorded a loss of $8,000 on the sale of the POD business in the fiscal year ended June 30, 2002. The effects of these transactions on the consolidated financial statements are discussed below where significant.

     Net sales and operating loss of RHG and POD as included in the accompanying consolidated financial statements, were as follows for the fiscal years ended June 30:

                                                    2004          2003          2002
                                                  ---------    ----------    ----------
Net sales.......................................  $       0    $        0    $4,782,000
Operating loss..................................  $       0    $ (164,000)   $ (883,000)

     The Company does not consider its business to be seasonal. For two of the last five fiscal years, sales in the first six months were greater than the last six months. During fiscal year ended June 30, 2004, sales during the first half of the year were impacted by a continued economic slowdown in the global printing and publishing industry. During the second half of the year, a slow to gradual industry upturn coupled with successful sales and marketing initiatives increased second half sales. The decline in net sales in the second half of the fiscal year ended June 30, 2003 was primarily due to the global printing and publishing industry economic slowdown. The decline in net sales in the second half of the fiscal year ended June 30, 2002 was primarily due to the global printing and publishing industry economic slowdown following the events of September 11, 2001, and the disposition of the RHG. The following schedule shows the Company's net sales for such six-month periods, adjusted for the treatment of BKA as a discontinued operation over the last five fiscal years to reflect the comparison.

                                                           FIRST SIX     SECOND SIX
FISCAL YEAR                                                 MONTHS         MONTHS
-----------                                               -----------    -----------
2004....................................................  $73,954,000    $84,156,000
2003....................................................  $68,092,000    $66,116,000
2002....................................................  $71,692,000    $68,399,000
2001....................................................  $85,595,000    $87,713,000
2000....................................................  $93,608,000    $95,756,000

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as "forecast," "believe," "expect," "intend," "anticipate," "should," "plan," "estimate," and "potential," among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Exhibit 99 to this Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

     The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. Baldwin maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Baldwin's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Baldwin provides for the estimated cost of product warranties at the time revenue is recognized. While Baldwin engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Baldwin's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Baldwin's estimates, revisions to the estimated warranty liability would be required. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Baldwin records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charged to income in the period such determination is made. Deferred tax assets and liabilities are determined using enacted tax rates for temporary differences between book and tax bases of assets and liabilities, as well as the effects of net operating losses carried forward in certain tax jurisdictions in which the Company operates that may be utilized to offset future taxable income and similar tax credits carried forward that may be utilized to reduce future taxes payable. The Company records valuation allowances on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowances, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to (1) changes in the profitability of the Company's subsidiaries as well as for the Company as a whole, (2) the ability of the Company to successfully execute its tax planning strategies and (3) the accuracy of the Company's estimate of the potential effect that changes in tax legislation, in the jurisdictions where the Company operates, may have on the Company's future taxable profits. Failure by the Company to achieve forecasted taxable income or to execute its tax planning strategies may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company's ability to achieve sufficient forecasted taxable income or successfully execute its tax planning strategies include, but are not limited to, increased competition, general economic conditions, a decline in sales or earnings, loss of market share, delays in product availability or changes in tax legislation. In addition, Baldwin recognizes reserves for contingencies when it becomes probable that such a contingency exists.

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

     The impairment review process requires management to make significant estimates and judgments regarding the future cash flows expected to result from the use and, if applicable, the eventual disposition of the respective assets. The key variables that management must estimate in determining these expected future cash flows include sales volumes, sales prices, sales growth, production and operating costs, capital expenditures, working capital requirements, market conditions and other economic factors. Significant management judgment is involved in estimating these variables, and such estimates are inherently uncertain; however, the assumptions used are reasonable and consistent with the Company's internal planning. Management periodically evaluates and updates the estimates based on conditions that influence these variables.

     The assumptions and conditions for determining impairments of property, plant and equipment, goodwill and other intangible assets reflect management's best assumptions and estimates, but these items involve inherent uncertainties as described above, many of which are not under management's control. As a result, the accounting for such items could result in different estimates or amounts if management used different assumptions or if different conditions occur in future accounting periods.

RESULTS OF OPERATIONS

     The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company, including the notes thereto, presented elsewhere in this report.

                                                          YEARS ENDED JUNE 30,
                                                         -----------------------
                                                         2004     2003     2002
                                                         -----    -----    -----
Net sales..............................................  100.0%   100.0%   100.0%
Cost of goods sold.....................................   68.4     69.9     70.5
                                                         -----    -----    -----
Gross profit...........................................   31.6     30.1     29.5
Selling, general and administrative expenses...........   18.9     20.1     21.9
Research, development and engineering expenses.........    8.6     12.0     11.0
Provision for loss on the disposition of pre-press
  Operations...........................................    0.0      0.0     (0.1)
Restructuring, impairment and settlement Charges.......    0.0      3.6      0.5
                                                         -----    -----    -----
Operating income (loss)................................    4.0     (5.6)    (3.8)
Interest expense.......................................   (3.2)    (1.8)    (1.3)
Interest income........................................    0.0      0.2      0.2
Other income, net......................................    2.5      0.6      2.3
                                                         -----    -----    -----
Income (loss) from continuing operations before income
  Taxes................................................    3.4     (6.6)    (2.6)
(Benefit) provision for income taxes...................   (1.0)     1.9      4.8
                                                         -----    -----    -----
Income (loss) from continuing operations...............    4.4     (8.5)    (7.4)
Discontinued operations:
  (Loss) income from operations........................    0.0     (0.2)    (0.2)
  Impairment charge....................................    0.0      0.0     (3.8)
  Gain on sale.........................................    0.0      0.4      0.0
                                                         -----    -----    -----
Net income (loss)......................................    4.4%   (8.3)%   (11.4)%
                                                         =====    =====    =====

FISCAL YEAR ENDED JUNE 30, 2004 VERSUS FISCAL YEAR ENDED JUNE 30, 2003

CONSOLIDATED RESULTS

     NET SALES. Net sales of $158,110,000 for the fiscal year ended June 30, 2004 reflect an increase of $23,902,000 or 18% versus the fiscal year ended June 30, 2003. Currency rate fluctuations increased net sales for the current period by $13,392,000. Excluding the effects of currency translation net sales increased $10,510,000 or 8%.

     The net sales increase reflects increased demand in Europe and Asia partially offset by declines in the Americas, primarily in the U.S. In Europe, sales increased approximately $7,000,000, particularly in Germany and Sweden, where demand for the Company's cleaning and spray dampening systems improved in both newspaper and commercial markets. While downward pricing pressures continue, particularly in the OEM customer base, demand and improving market conditions led to the improved sales. In Asia, particularly Japan, sales increased approximately $5,000,000. Despite continued pricing pressures, increased demand for cleaning systems, in both commercial and newspaper markets, spray dampening systems in the newspaper market and commercial water systems led to the increased sales.

     In the Americas, particularly the U.S., sales declined by approximately $2,000,000. Weaker North American markets and an internal shift to supply products for certain European manufactured presses from the Company's foreign subsidiaries, led to a decline in the amount of revenue recorded by the Company's U.S. subsidiary, in both the newspaper and commercial markets.

     GROSS PROFIT. Gross profit of $50,036,000 for the fiscal year ended June 30, 2004 reflects an increase of $9,616,000 or 24% versus the fiscal year ended June 30, 2003. Excluding the favorable foreign currency translation effect of $4,490,000, gross profit increased $5,126,000 or 13%. Gross margin improved to 32% from 30% primarily on the strength of the improvement in sales volume, coupled with better control over material and labor costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $29,711,000 for the fiscal year ended June 30, 2004 reflect an increase of $2,758,000 or 10%. Excluding the effects of foreign currency translation of $2,157,000, SG&A expenses increased $601,000 or 2%. G&A expenses of $17,277,000 for the fiscal year ended June 30, 2004 increased $2,107,000 or 14% versus the fiscal year ended June 30, 2003. Excluding the effects of currency translation of $1,053,000 G&A expenses increased $1,054,000 or 7%. This increase relates primarily to increased incentive compensation costs which are commensurate with improved business performance. Excluding the increased incentive compensation costs, G&A remained virtually flat for the period ended June 30, 2004 versus the period ended June 30, 2003.

     Selling expenses of $12,434,000 for the fiscal year ended June 30, 2004 increased $651,000 or 6%. Excluding the effects of currency translation of $1,104,000 selling expenses declined $453,000. The decline in selling expenses reflects lower customer support costs in the U.S. as a result of staffing level decreases coupled with lower outside contractor costs and higher project management costs which are included in cost of sales, in Sweden. Partially offsetting these declines was an increase in marketing costs, primarily associated with trade show advertising and higher salaries, benefits and other employee related costs in Europe.

     ENGINEERING AND DEVELOPMENT EXPENSES. Engineering and Development expenses of $13,618,000 for the year ended June 30, 2004 reflect a decrease of $2,530,000 or 16% versus the fiscal year ended June 30, 2003. Excluding foreign currency translation effects, engineering and development, expenses declined $3,895,000 or 24%. The decrease relates primarily to lower project costs and reductions in engineering costs attributed to reduced personnel costs, associated with planned restructuring in the U.S. and in Sweden where lower research and development expenses were replaced by project management costs which are included in cost of sales.

     RESTRUCTURING AND OTHER CHARGES. The Company recorded restructuring charges of $448,000 for the year ended June 30, 2004. These charges primarily relate to additional employment reductions in the U.S. and the U.K. associated with the August 2002 Plan. In 2003, restructuring and other charges consisted primarily of restructuring charges of $3,603,000 and a settlement charge of $1,250,000 associated with a customer dispute related to a business unit that was divested in 2000, which is to be settled primarily for product in lieu of cash. The restructuring charges included $220,000 associated with the Company's March 2000 restructuring plan, which was expensed as incurred and $3,385,000 associated with the Company's August 2002 plan. The August 2002 plan consists of $2,840,000 in additional employee severance and benefit costs, $437,000 in lease termination costs, $20,000 in asset write-offs and $88,000 in incremental costs associated with the restructuring plan.

     INTEREST AND OTHER. Interest expense of $4,985,000 for the fiscal year ended June 30, 2004 increased $2,574,000 versus the period ended June 30, 2003. Higher average debt levels and interest rates as a result of the credit agreement with Maple Trade GmbH, entered into on August 18, 2003, coupled with higher amortization of deferred financing costs during the period primarily account for the increase. Additionally, currency rate fluctuations increased interest expense $613,000 in the current period. Interest income and royalty income remained virtually flat year over year on a currency adjusted basis.

     Other income and expense, net, amounted to income of $559,000 for the period ended June 30, 2004 and primarily reflects foreign currency transaction and fair value change gains of $1,194,000 and $203,000, respectively. Partially offsetting those gains were financial, legal and accounting fees amounting to $833,000 related to the termination of a proposed transaction with regard to the planned sale of the Company.

     In 2003, other income and expense, net, amounted to expense of $2,251,000. This amount includes $(879,000) of foreign currency transaction losses, $(446,000) of write-off of deferred costs associated with several alternative financing arrangements which no longer qualified as deferrable once the Maple Bank GmbH Agreement became the definitive agreement and $(928,000) of expenses incurred in pursuit of financial and strategic alternatives related to the Company's pursuit of alternative capital arrangements. Included in the $(928,000) were, $(564,000) related to a breakage fee payable to a private equity firm once the Company concluded it would not require a capital transaction (investment) with the entity; $(215,000) of expenses related to certain due diligence procedures by the Company on a potential strategic buyer; and $(139,000) and ($10,000) for financial and legal advisor fees incurred in connection with these alternatives, respectively.

     INCOME TAXES. The Company recorded an income tax benefit of $1,673,000 for the fiscal year ended June 30, 2004. During the fourth quarter, the Company reversed its valuation allowance for net deferred tax assets associated with its German subsidiary (approximately $4,700,000) which resulted in the recording of a net tax benefit of $3,623,000 for the quarter ended June 30, 2004 and $1,673,000 for the year ended June 30, 2004. The reversal of the Germany subsidiary deferred tax valuation allowance is based upon the subsidiaries recent operating performances and management's expectation that the subsidiary will generate sufficient taxable income in future periods to realize the tax benefits associated with its net operating loss carryforwards. Partially offsetting this benefit were foreign income taxed at rates higher than the U.S. statutory rate and a recent change in German tax law which limits the use of previously recorded net operating losses to offset current taxable income.

     INCOME/LOSS FROM CONTINUING OPERATIONS. Income from continuing operations for the fiscal year ended June 30, 2004 of $5,313,000 compares to a loss from continuing operations of $8,838,000 in fiscal year ended June 2003. Increased revenue, gross margin improvement and lower restructuring and settlement charges primarily account for the increase.

     NET INCOME/LOSS. The Company's net income amounted to $6,986,000 for the year ended June 30, 2004 and reflects the improved income from operations coupled with the income tax benefit associated with the reversal of the German Valuation allowance. Net loss of $11,126,000 in 2003 primarily reflects the loss from continuing operations.

FISCAL YEAR ENDED JUNE 30, 2003 VERSUS FISCAL YEAR ENDED JUNE 30, 2002

CONSOLIDATED RESULTS

     NET SALES. Net sales for the fiscal year ended June 30, 2003 decreased by $5,883,000, or 4.2%, to $134,208,000 from $140,091,000 for the fiscal year ended
June 30, 2002. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $10,309,000. Otherwise, net sales would have decreased by $16,192,000, of which $4,782,000 relates to the divestiture of the Company's former RHG, BSD and POD businesses. Excluding the divested businesses, and the effects of currency translation, net sales would have decreased by $11,410,000 over the prior fiscal year. The sales decline was attributable primarily to lower sales in the newspaper market. More specifically, the Company sales of spray dampening equipment in Japan and Sweden accounted for approximately $9,000,000 of the reduction while declines in cleaning systems accounted for approximately $2,000,000.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 2003 was $40,420,000 (30.1% of net sales), compared to $41,277,000 (29.5% of net sales)
for the fiscal year ended June 30, 2002, a decrease of $857,000 or 2.1%. Gross profit decreased by $1,040,000 due to the effects of dispositions over the prior fiscal year, and increased by $3,471,000 as a result of fluctuations in currency rates. Excluding the divested businesses and the effects of foreign currency translations, gross profit would have decreased by $3,288,000 over the prior fiscal year, due primarily to decreased sales levels, increased warranty costs of approximately $1,200,000 primarily related to an unusually high warranty expense incurred by the Company's Japanese subsidiary related to a print quality detection system of approximately $1,300,000 and higher freight costs and continuing pricing pressures.

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

LIQUIDITY AND CAPITAL RESOURCES

     The increase in cash and cash equivalents in fiscal year 2004 and 2003 of $5,058,000 and $2,271,000 resulted from cash flows provided by or used in the Company's operating, investing and financing activities.

                                                   2004          2003         2002
                                                  -------   --------------   -------
                                                            (IN THOUSANDS)
Cash flow from investing activities:
Net cash from operations before restructuring...  $ 5,767      $ 6,449       $  (535)
Cash used for restructuring payments............   (1,391)      (3,721)       (4,053)
                                                  -------      -------       -------
Net cash provided by operating activities.......  $ 4,376      $ 2,728       $(4,588)
                                                  =======      =======       =======

     The Company's continued focus on profitability and asset management coupled with lower restructuring payments generated cash flows from operations of $4,376,000 in 2004 versus $2,728,000 in 2003. Higher revenues and improved profitability led to higher cash receipts from sales in 2004.

Asset management additionally led to a decline in days sales outstanding (54 in 2004; 57 in 2003) and an increase in inventory turns (4.6 times in 2004; 4.1 times in 2003).

                                                   2004          2003         2002
                                                  -------   --------------   -------
                                                            (IN THOUSANDS)
Cash flow from investing activities:
Additions to property, patents, trademarks and
  Drawings......................................  $(1,022)     $(1,370)      $(2,040)
Proceeds from disposition of businesses, net....        0        3,736         7,003
                                                  -------      -------       -------
Net cash (used in) provided by investing
  Activities....................................  $(1,022)     $ 2,366       $ 4,963
                                                  =======      =======       =======

     In 2004, cash used for additions amounted to $1,022,000 versus $1,370,000 in 2003 and $2,040,000 in 2002. The decrease in 2004 primarily relates to lower property additions pursuant to the capital expenditures limitations contained in the Maple credit agreement. Proceeds from the sale of BKA in 2003 and RHG in 2002 were primarily used to reduce outstanding bank debt.

                                                   2004          2003         2002
                                                 --------   --------------   -------
                                                           (IN THOUSANDS)
Cash flow from investing activities:
Long and short term debt borrowings............  $ 23,159      $ 4,434       $ 8,895
Long and short term debt repayments............   (19,896)      (7,453)       (9,652)
Payment of debt financing costs................    (2,533)        (785)         (228)
Other..........................................       (31)         483        (1,801)
                                                 --------      -------       -------
Net cash provided (used in) by financing
  Activities...................................  $    699      $(3,321)      $(2,786)
                                                 ========      =======       =======

     On August 18, 2003, the Company entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or
(ii) 11.5% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures, for which the Company attained a waiver for fiscal year ended June 30, 2004, however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

     On September 15, 2004, the Credit Agreement with Maple Bank GmbH was amended to increase the size of the credit facility from $20,000,000 to $28,000,000, subject to available borrowing base, reduced the interest rate by approximately 350 basis points (in no event, however, may the interest rate be less than 7.625% for EURO based borrowings and 7.5% for dollar based borrowings), extended the maturity date of the loan to October 2008, reduced the amount of annual fees associated with the Agreement and granted to the lender an option to acquire a maximum of $5,000,000 of Equity Securities (as defined in the Amendment) should the Company choose to issue any such equity securities.

     Prior to this refinancing with Maple, on October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. The Revolver had associated commitment fees, which were calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the fiscal years ended June 30, 2003 and 2002 were $4,000 and $24,000, respectively.

     The Company experienced operating and net losses, and debt covenant violations during fiscal years 2003 and 2002. During the quarters ended March 31, 2002 and June 30, 2002, the Company did not meet its minimum operating income covenants contained in the Amended Credit Facility, and further the Company did not make the required $4,000,000 principal payment on the Term Loan on June 28, 2002. The Banks granted a forbearance of the collection of the indebtedness until October 1, 2002 and on October 30, 2002, the Company and the Banks entered into an amendment to further amend and extend the Amended Credit Facility and waive the covenant violations and Term Loan default (the "Extended Credit Facility"). The Extended Credit Facility, totaling $20,900,000, consisted of a $17,000,000 revolving credit line (the "Extended Revolver") and a $3,900,000 term loan each due July 1, 2003 (the "Extended Term Loan"). The Extended Credit Facility required the Company to utilize the net proceeds of $3,736,000 from the sale of certain assets of its wholly-owned subsidiary Baldwin Kansa Corporation ("BKA") (see Note 8) plus $464,000 from the Company's cash flows to reduce outstanding borrowings under the Extended Revolver by $4,200,000 before October 30, 2002, of which $2,700,000 permanently reduced the Extended Revolver and $1,036,000 became available for future borrowings, subject to a borrowing base calculation. Additionally, beginning in December 2002 and extending through June 2003, the Company was required to permanently reduce the Extended Revolver by making monthly principal payments of $125,000. The Company was also required to permanently reduce the Extended Revolver by $5,000,000 on December 30, 2002 and by $5,000,000 on March 30, 2003, but only if the Company generated non-operating alternative sources of financing. As the Company did not generate any alternative sources of financing since entering into the Extended Credit Facility on October 30, 2002, the Company was not required to make, and did not make, the $5,000,000 payment on December 30, 2002 or the $5,000,000 payment on March 30, 2003. Additionally, at September 30, 2002 and March 31, 2003, the Company was not in compliance with its debt covenants, and received waivers from the non-compliance. At June 30, 2003, the Company had outstanding borrowings of $16,112,000 under the Extended Revolver and Extended Term Loan and this entire outstanding balance has been classified as current as of June 30, 2003, which was entirely repaid from the proceeds of the refinancing with Maple on August 18, 2003.

     The ability of the Company to maintain profitability depends in part on management's continued execution of the restructuring plans discussed in Note 5 to the Consolidated Financial Statements and other business factors outside of the control of management. Management believes, although there can be no guarantee, that as the Company's profitability improves, alternative sources of financing will be available to finance the existing facilities at lower interest rates.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities totaling $25,973,000 at June 30, 2004, including amounts available under the Maple Revolver. As of June 30, 2004, the Company had $24,522,000 outstanding under these credit facilities including $21,765,000 under the Maple Revolver and Term Loan.

     On April 27, 2001, the Company entered into an interest rate swap agreement with Fleet National Bank, which matured on October 30, 2003, to fix the LIBOR portion of its interest rate at 4.98% for a principal amount of $15,000,000 with the maturity the same as the Credit Facility. The effect of this interest rate swap added $197,000, $525,000 and $383,000 to interest expense for the fiscal years ended June 30, 2004, 2003 and 2002, respectively and $63,000 ($54,000 after-tax) loss to Other Comprehensive Income ("OCI") at June 30, 2002, respectively.

     On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $439,000 during the fiscal year ended June 30, 2002.

     During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and a reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. The Company recorded restructuring charges in the amounts of $220,000 and $2,277,000 for the fiscal years ended June 30, 2003 and 2002, respectively related to the March 2000 Plan. The March 2000 Plan reduced the Company's worldwide cost base and strengthened its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have reorganized on a global basis, management decided to restructure the Company along functional lines on a global basis. Rather than have sales, product development and production activities at each decentralized business unit, the restructuring plan included the centralization of these activities. Product lines that were previously being produced in the Emporia, Kansas, (USA); Shelton, Connecticut,
(USA); Malmo, Sweden; Augsburg, Germany; and Lombard, Illinois (USA) facilities, were consolidated with the production facilities located in Augsburg, Germany; Emporia, Kansas (USA) and Malmo, Sweden. Roll handling products previously produced in the Rockford, Illinois (USA) facility were to be consolidated with similar products designed and manufactured in the Company's facilities in Shanghai, China and Amal, Sweden. These Roll Handling businesses were sold on September 26, 2001. The corporate headquarters was vacated and relocated to the Shelton, Connecticut (USA) facility in order to take advantage of the space created by the downsizing at that facility previously noted. At June 30, 2004, the March 2000 Plan is substantially completed with only $792,000 of facility lease termination costs to be paid through April 2006.

     The estimated total cash cost of the March 2000 Plan is expected to be approximately $8,324,000. The March 2000 Plan was expected to save the Company approximately $8,843,000 annually following full implementation; however, approximately $1,876,000 of this savings was related to the divested RHG, which due to the sale of RHG, will not be realized under the March 2000 Plan.

     In August 2002, in response to weak market conditions, the Company announced additional restructuring activities (the August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an additional restructuring charge of approximately $3,385,000 during the fiscal year ended June 30, 2003 related to the August 2002 Plan. These reductions are expected to reduce operating costs by approximately $7,500,000 annually after the August 2002 Plan is fully implemented. In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed one of its offices in the United Kingdom and is currently running its two separate business operations from one location in an effort to reduce certain redundancy costs. The additional costs associated with the expansion of the August 2002 Plan amounted to approximately net $450,000. At June 30, 2004, the August 2002 Plan is substantially complete with approximately $341,000 of severance and lease payments remaining to be paid through the first half of 2006.

     During the Company's fiscal year ended June 30, 2004, the German Tax Authority revised its position regarding the taxability of certain intercompany dividends. The German Federal Court ruled on June 28, 2004, in a case with facts similar to the Company's, that these dividends were in fact tax-exempt. As a result, several companies, including Baldwin, which were assessed additional tax on dividends paid from 1994 through 1996 are no longer subject to the additional assessment. The proposed assessment could have resulted in a tax charge of approximately $2,570,000 and the elimination of previously reserved tax losses.

     The Company believes that its cash flow from operations, along with the available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements over the term of the current financing with Maple.

     At June 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company's contractual obligations at June 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                              FISCAL YEARS ENDING JUNE 30,
                            ----------------------------------------------------------------
                                                                                   2009 AND
                             TOTAL     2004      2005     2006     2007    2008   THEREAFTER
                            -------   -------   ------   ------   ------   ----   ----------
Contractual obligations:
Loans payable.............  $ 2,757   $ 2,757   $    0   $    0   $    0   $  0       $0
Capital lease
  obligations.............      255       104       84       36       19     12        0
Long-term debt............   22,317    20,523    1,065      579      120     30        0
Non-cancelable operating
  lease obligations.......   11,898     4,345    3,684    1,981    1,113    767        8
                            -------   -------   ------   ------   ------   ----       --
Total contractual cash
  obligations.............  $37,227   $27,729   $4,833   $2,596   $1,252   $809       $8
                            =======   =======   ======   ======   ======   ====       ==

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

INTEREST RATE AND DEBT SENSITIVITY

     As of June 30, 2004, the Company had debt totaling $25,074,000, most of which bears interest at floating rates.

     The Company performed a sensitivity analysis as of June 30, 2004, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one percentage point increase in interest rates would affect the Company's pre-tax income by approximately $250,000. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

CURRENCY EXCHANGE RATE SENSITIVITY

     The Company derived approximately 84% of its revenues from countries outside of the United States for the fiscal year ended June 30, 2004. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company's policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural overall hedge. As of June 30, 2004, the Company had recorded $4,000 in current liabilities and a loss of $5,000 in other comprehensive income; currency exchange gains of $5,000 and losses of $4,000 were recognized in other income in the fiscal years ended June 30, 2004 and 2003, respectively, associated with these currency exchange forward contracts.

     The Company performed a sensitivity analysis as of June 30, 2004 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company's pre-tax income by approximately $700,000. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company's actual exposures and hedges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Registered Public Accounting Firm.....   28

Consolidated Balance Sheets at June 30, 2004 and June 30,
  2003......................................................   29

Consolidated Statements of Operations for the years ended
  June 30, 2004, June 30, 2003 and June 30, 2002............   30

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 2004, June 30, 2003 and June
  30, 2002..................................................   31

Consolidated Statements of Cash Flows for the years ended
  June 30, 2004, June 30, 2003 and June 30, 2002............   32

Notes to Consolidated Financial Statements..................   33

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     In our opinion, the consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Stamford, Connecticut
September 28, 2004

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              JUNE 30,    JUNE 30,
                                                                2004        2003
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents...............................    $ 12,008    $ 6,950
  Accounts receivable trade, net of allowance for doubtful
     accounts of $2,155 ($2,286 at June 30, 2003).........      24,765     22,102
  Notes receivable, trade.................................      12,960     10,336
  Inventories.............................................      24,998     22,769
  Deferred taxes..........................................         473        532
  Prepaid expenses and other..............................       5,448      4,611
                                                              --------    -------
           Total current assets...........................      80,652     67,300
                                                              --------    -------
MARKETABLE SECURITIES:
  (Cost $586 at June 30, 2004 and $505 at June 30,
     2003)................................................         640        407
                                                              --------    -------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings......................................         977        914
  Machinery and equipment.................................       3,314      2,896
  Furniture and fixtures..................................       3,741      3,461
  Leasehold improvements..................................         408        474
  Capital leases..........................................         371        255
                                                              --------    -------
                                                                 8,811      8,000
Less: Accumulated depreciation............................      (4,271)    (2,978)
                                                              --------    -------
Net property, plant and equipment.........................       4,540      5,022
                                                              --------    -------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
  less accumulated amortization of $4,224 ($3,824 at June
  30, 2003)...............................................       2,259      2,137
GOODWILL, less accumulated amortization of $3,516 ($3,227
  at June 30, 2003).......................................      11,104     10,227
DEFERRED TAXES............................................      12,151      7,453
OTHER ASSETS..............................................       3,925      4,287
                                                              --------    -------
           TOTAL ASSETS...................................    $115,271    $96,833
                                                              ========    =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             JUNE 30,    JUNE 30,
                                                               2004        2003
                                                             --------    --------
CURRENT LIABILITIES:
  Loans payable..........................................    $  2,757    $  3,301
  Current portion of long-term debt......................      20,523      16,247
  Accounts payable, trade................................      11,615      12,249
  Notes payable, trade...................................      10,840       8,168
  Accrued salaries, commissions, bonus and
     profit-sharing......................................       6,808       4,196
  Customer deposits......................................       2,785       3,175
  Accrued and withheld taxes.............................       2,184       2,102
  Income taxes payable...................................       3,079       1,975
  Other accounts payable and accrued liabilities.........      11,687      11,823
                                                             --------    --------
           Total current liabilities.....................      72,278      63,236
                                                             --------    --------
LONG-TERM LIABILITIES:
  Long-term debt.........................................       1,794         521
  Other long-term liabilities............................       6,732       6,795
                                                             --------    --------
           Total long-term liabilities...................       8,526       7,316
                                                             --------    --------
           Total liabilities.............................      80,804      70,552
                                                             --------    --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
     authorized, 16,529,348 shares issued at June 30,
     2004 and 16,458,849 shares issued at June 30,
     2003................................................         166         165
  Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,137,883 shares issued at June 30, 2004
     and 2,185,883 shares issued at June 30, 2003........          21          21
  Capital contributed in excess of par value.............      57,017      56,986
  Accumulated deficit....................................     (12,667)    (19,653)
  Accumulated other comprehensive income.................       2,651       1,411
  Less: Treasury stock, at cost:
     Class A -- 3,630,202 shares (3,630,202 at June 30,
     2003)
     Class B -- 172,464 shares (zero shares at June 30,
     2003)...............................................     (12,721)    (12,199)
  Note receivable from key executive for Common Stock
     Issuance............................................          --        (450)
                                                             --------    --------
           Total shareholders' equity....................      34,467      26,281
                                                             --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $115,271    $ 96,833
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       For the years ended June 30,
                                                     --------------------------------
                                                       2004        2003        2002
                                                     --------    --------    --------
Net sales..........................................  $158,110    $134,208    $140,091
Cost of goods sold.................................   108,074      93,788      98,814
                                                     --------    --------    --------
Gross profit.......................................    50,036      40,420      41,277
                                                     --------    --------    --------
Operating expenses:
  General and administrative.......................    17,277      15,170      18,337
  Selling..........................................    12,434      11,783      12,290
  Engineering and development......................    13,618      16,148      15,451
  Provision for loss on the disposition of
     pre-press operations..........................        --         (45)        (86)
  Restructuring charges............................       448       3,605         621
  Settlement charges...............................        --       1,250          --
                                                     --------    --------    --------
                                                       43,777      47,911      46,613
                                                     --------    --------    --------
Operating income (loss)............................     6,259      (7,491)     (5,336)
                                                     --------    --------    --------
Other (income) expense:
  Interest expense.................................     4,985       2,411       1,792
  Interest (income)................................      (119)       (281)       (288)
  Royalty (income), net............................    (3,361)     (3,034)     (4,252)
  Other expense (income), net......................      (559)      2,251       1,037
                                                     --------    --------    --------
                                                          946       1,347      (1,711)
                                                     --------    --------    --------
Income (loss) from continuing operations before
  income taxes.....................................     5,313      (8,838)     (3,625)
                                                     --------    --------    --------
(Benefit) provision for income taxes:
  Domestic:
     Federal.......................................      (485)        500       3,592
  Foreign..........................................    (1,188)      2,078       3,092
                                                     --------    --------    --------
           Total income tax (benefit) provision....    (1,673)      2,578       6,684
                                                     --------    --------    --------
Income (loss) from continuing operations...........     6,986     (11,416)    (10,309)
Discontinued operations:
  (Loss) income from operations (net of applicable
     income taxes of $0)...........................        --        (253)       (241)
  Impairment charge (net of applicable income taxes
     of $0)........................................        --          --      (5,434)
  Gain on sale (net of applicable income taxes of
     $0)...........................................        --         543          --
                                                     --------    --------    --------
Net Income (loss)..................................  $  6,986    $(11,126)   $(15,984)
                                                     ========    ========    ========
Net Income (loss) income per share
  Continuing operations -- basic...................  $   0.47    $  (0.76)   $  (0.69)
  Continuing operations -- diluted.................  $   0.46    $  (0.76)   $  (0.69)
  Discontinued operations -- (loss) income from
     operations....................................  $   0.00    $  (0.02)   $  (0.02)
  Discontinued operations -- impairment charge.....  $   0.00    $  (0.00)   $  (0.36)
  Discontinued operations -- gain on sale..........  $   0.00    $   0.04    $   0.00
                                                     --------    --------    --------
Net Income (loss) per share -- basic...............  $   0.47    $  (0.74)   $  (1.07)
                                                     ========    ========    ========
Net Income (loss) per share -- diluted.............  $   0.46    $  (0.74)   $  (1.07)
                                                     ========    ========    ========
Weighted average shares outstanding:
  Basic............................................    15,001      15,015      14,915
                                                     ========    ========    ========
  Diluted..........................................    15,286      15,015      14,915
                                                     ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                 CLASS A              CLASS B                                  ACCUMULATED
                              COMMON STOCK          COMMON STOCK      CAPITAL IN                  OTHER          TREASURY STOCK
                           -------------------   ------------------   EXCESS OF    RETAINED   COMPREHENSIVE   ---------------------
                             SHARES     AMOUNT    SHARES     AMOUNT   PAR VALUE    EARNINGS       LOSS          SHARES      AMOUNT
                           ----------   ------   ---------   ------   ----------   --------   -------------   ----------   --------
Balance at June 30,
  2001...................  16,458,849     165    2,000,000     20       57,496        7,457       (6,334)     (3,772,819)   (13,344)
Year ended June 30, 2002:
  Net loss for the
    Year.................                                                           (15,984)
  Translation
    Adjustment...........                                                                          4,073
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                                                                            (23)
  Unrealized gain on
    forward contracts....                                                                            267
  Comprehensive loss.....
  Issuance of Class B
    Common Stock to Key
    Executive............                          185,883      1         (510)                                  189,117      1,184
  Purchase of treasury
    stock................                                                                                        (46,500)       (39)
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Balance at June 30,
  2002...................  16,458,849     165    2,185,883     21       56,986       (8,527)      (2,017)     (3,630,202)   (12,199)
Year ended June 30, 2003:
  Net loss for the
    Year.................                                                           (11,126)
  Translation
    Adjustment...........                                                                          3,431
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                                                                            (31)
  Unrealized gain on
    forward contracts....                                                                             28
  Comprehensive loss.....
  Reduction in note
    receivable in
    exchange for an equal
    reduction in deferred
    compensation payments
    to be made by the
    Company..............
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Balance at June 30,
  2003...................  16,458,849    $165    2,185,883    $21      $56,986     $(19,653)     $ 1,411      (3,630,202)  $(12,199)
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Year ended June 30, 2004:
  Net Income for the
    Year.................                                                             6,986
  Translation
    Adjustment...........                                                                          1,253
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                                                                             88
  Unrealized loss on
    forward contracts....                                                                             (1)
Shares issued under Stock
  Option Plan............      22,499       1                               31
Shares Converted Class B
  To Class A.............      48,000      --      (48,000)    --
  Additional minimum
    Pension liability....                                                                           (100)
  Comprehensive income...
  Reduction in note
    receivable through
    exchanged Shares.....                                                                                       (172,464)      (522)
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Balance at June 30,
  2004...................  16,529,348    $166    2,137,833    $21      $57,017     $(12,667)     $ 2,651      (3,802,666)  $(12,721)
                           ==========    ====    =========    ===      =======     ========      =======      ==========   ========

                           NOTE RECEIVABLE
                              FROM KEY
                            EXECUTIVE FOR
                            COMMON STOCK     COMPREHENSIVE
                              ISSUANCE       INCOME (LOSS)
                           ---------------   -------------
Balance at June 30,
  2001...................
Year ended June 30, 2002:
  Net loss for the
    Year.................                      $(15,984)
  Translation
    Adjustment...........                         4,073
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                           (23)
  Unrealized gain on
    forward contracts....                           267
                                               --------
  Comprehensive loss.....                      $(11,667)
                                               ========
  Issuance of Class B
    Common Stock to Key
    Executive............       $(675)
  Purchase of treasury
    stock................
                                -----
Balance at June 30,
  2002...................        (675)
Year ended June 30, 2003:
  Net loss for the
    Year.................                      $(11,126)
  Translation
    Adjustment...........                         3,431
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                           (31)
  Unrealized gain on
    forward contracts....                            28
                                               --------
  Comprehensive loss.....                      $ (7,698)
                                               ========
  Reduction in note
    receivable in
    exchange for an equal
    reduction in deferred
    compensation payments
    to be made by the
    Company..............         225
                                -----
Balance at June 30,
  2003...................       $(450)
                                -----
Year ended June 30, 2004:
  Net Income for the
    Year.................                      $  6,986
  Translation
    Adjustment...........                         1,253
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                            88
  Unrealized loss on
    forward contracts....                            (1)
Shares issued under Stock
  Option Plan............
Shares Converted Class B
  To Class A.............
  Additional minimum
    Pension liability....                          (100)
  Comprehensive income...                      $  8,226
                                               ========
  Reduction in note
    receivable through
    exchanged Shares.....         450
                                -----
Balance at June 30,
  2004...................       $   0
                                =====

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED JUNE 30,
                                                             ------------------------------
                                                               2004       2003       2002
                                                             --------   --------   --------
Cash flows from operating activities:
  Net income (loss)........................................  $  6,986   $(11,126)  $(15,984)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization.........................     1,763      1,931      1,860
     Accrued retirement pay................................       238        776        706
     Deferred taxes........................................    (4,678)      (774)     9,449
     Provision for losses on accounts receivable...........       109        657      1,107
     Provision for loss on the disposition of pre-press
        operations.........................................        --         --        (86)
     Impairment charges....................................        --         --      5,434
     Restructuring charges.................................       448      3,605        621
     (Gain) loss from disposition of business..............        --       (543)       258
     Write-off of deferred debt financing costs............        --        446        255
     Settlement charge.....................................        --      1,250         --
     Changes in assets and liabilities, net of effects from
        dispositions:
        Accounts and notes receivable......................    (2,599)     8,586     (1,078)
        Inventories........................................      (938)     1,932      2,766
        Prepaid expenses and other.........................     1,834      2,221       (538)
        Other assets.......................................       233      1,327        548
        Customer deposits..................................      (590)    (1,699)      (401)
        Accrued compensation...............................     2,147       (103)    (1,791)
        Payments of restructuring charges..................    (1,416)    (3,721)    (4,053)
        Accounts and notes payable, trade..................       457       (280)      (993)
        Income taxes payable...............................       902        765     (4,254)
        Accrued and withheld taxes.........................        82        175        406
        Other accounts payable and accrued liabilities.....      (669)    (2,431)     1,408
        Interest payable...................................        67       (266)      (228)
                                                             --------   --------   --------
Net cash provided (used) by operating activities...........     4,376      2,728     (4,588)
                                                             --------   --------   --------
Cash flows from investing activities:
  Proceeds from the disposition of businesses, net.........        --      3,736      7,003
  Additions of property....................................      (532)      (866)    (1,683)
  Additions of patents, trademarks and drawings............      (490)      (504)      (357)
                                                             --------   --------   --------
Net cash (used in) provided by investing activities........    (1,022)     2,366      4,963
                                                             --------   --------   --------
Cash flows from financing activities:
  Long-term and short-term debt borrowings.................    23,159      4,434      8,895
  Long-term and short-term debt repayments.................   (19,896)    (7,453)    (9,652)
  Promissory note in connection with strategic financing
     alternatives..........................................        --        412         --
  Decrease in book overdraft...............................        --         --       (914)
  Principal payments under capital lease obligations.......       (97)       (49)       (17)
  Payment of debt financing costs..........................    (2,533)      (785)      (228)
  Other long-term liabilities..............................        32        120       (831)
  Treasury stock purchased.................................        --         --        (39)
  Proceeds of stock option exercise........................        34         --         --
                                                             --------   --------   --------
Net cash provided (used) by financing activities...........       699     (3,321)    (2,786)
                                                             --------   --------   --------
Effect of exchange rate changes............................     1,005        498        514
                                                             --------   --------   --------
Net increase (decrease) in cash and cash equivalents.......     5,058      2,271     (1,897)
Cash and cash equivalents at beginning of year.............     6,950      4,679      6,576
                                                             --------   --------   --------
Cash and cash equivalents at end of year...................  $ 12,008   $  6,950   $  4,679
                                                             ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest.................................................  $  5,052   $  2,145   $  2,020
  Income taxes.............................................  $  1,552   $  1,941   $  1,493

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

     The Company experienced operating losses and debt covenant violations over the fiscal years ended June 30, 2002 and June 30, 2003. As more fully discussed in other sections of these Notes to the Consolidated Financial Statements, the Company has embarked on restructuring plans (see Note 5) and undertaken other actions aimed at improving the Company's competitiveness, operating results and cash flow. These actions have included the sale of certain businesses (see Note
8), the consolidation of other operations and headcount reductions related to the consolidations and weak market conditions. As a result of these actions, combined with the refinancing of certain of the Company's debt obligations (see Notes 10 and 11), management believes that the Company's cash flow from operations, along with available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements over the term of the current financing (see Notes 10 and 11).

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

     ACCOUNTS RECEIVABLE, NOTES RECEIVABLE/PAYABLE. Accounts receivable are recorded at their net realizable value after deducting an allowance for doubtful accounts. Such deductions reflect either specific cases or estimates based on historical incurred losses. Notes receivable, trade reflect promissory notes issued by customers of the Company's Japanese subsidiary. Notes payable trade, reflect obligations of the Company's Japanese subsidiaries to suppliers.

     TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or charged to "Other expense (income), net" for the fiscal years ended June 30, 2004, 2003 and 2002 were ($1,194,000), $879,000 and $18,000, respectively.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     CONCENTRATION OF CREDIT RISK. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. For the fiscal year ended June 30, 2004, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 15% of the Company's net sales. The Company's ten largest customers accounted for approximately 52%, 46% and 44% of the Company's net sales for each of the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

     MARKETABLE SECURITIES. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of other comprehensive income (loss) included within shareholders' equity. Cost is determined using the average cost method.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $549,000 and $505,000 greater as of June 30, 2004 and 2003, respectively.

     PROPERTY, PLANT AND EQUIPMENT. The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,231,000, $1,288,000 and $1,423,000 for the fiscal years ended June 30,
2004, 2003 and 2002, respectively.

     LONG-LIVED ASSETS. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. Based on its most recent analysis, the Company believes that no impairment of its long-lived assets exists at June 30, 2004.

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     STOCK BASED COMPENSATION. On January 1, 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 148, "Accounting for Stock-Based Compensation -- transition and disclosure" ("SFAS 148"), which amended certain provisions of SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. Baldwin continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for stock-based compensation. In accordance with APB 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant. The exercise price for all stock option grants equals the fair market value on the date of grant, therefore no compensation expense is recorded.

     GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill is tested for impairment at the reporting unit level at least annually, by determining the fair value utilizing discounted cash flows of the reporting unit and comparing the fair value with its recorded book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit. As required by SFAS No. 142, the Company conducted an initial impairment assessment as of the July 1, 2001 date of adoption and determined that no impairment existed. As discussed in
Note 18, a goodwill impairment charge of $5,434,000 was recorded during the year ended June 30, 2002, subsequent to adoption of the standard, related to a reporting unit whose operating results and future prospects deteriorated during that fiscal year. Note 18 also discusses goodwill amortization expense for each period. The Company performed its annual impairment assessment by utilizing a discounted cash flow model and determined that no impairment existed as of June 30, 2004.

     Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 20 years. Amortization expense amounted to $532,000, $643,000 and $437,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

     INCOME TAXES. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     DEFERRED LOAN ORIGINATION COSTS. At June 30, 2004, these costs were $2,720,000 less $2,362,000 of accumulated amortization ($953,000 less $743,000 of accumulated amortization at June 30, 2003) and were included in "Other
Assets."

     WARRANTY. The Company's standard contractual warranty provisions are to repair or replace, at the Company's option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs at the time of sale and is included in "Cost of goods sold". In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percent of revenue discussed above. The Company has accrued estimated future warranty and customer support obligations of $2,714,000 and $1,649,000 at June 30, 2004 and 2003 respectively, which are included in "Other accounts payable and accrued liabilities" (see Note 21).

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     EARNINGS (LOSS) PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities, such as stock options and convertible debt, were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company.

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

     ROYALTY INCOME. The Company owns and licenses a number of patents and patent applications relating to Baldwin's products, some of which provide royalty income to the Company. Patented products represent a significant portion of the Company's net sales for all periods presented. The Company's patents expire at different times during the next twenty years; however, one group of patents, which provide for the Company's current royalty income, are scheduled to expire in February 2005. The expiration of patents in the near future in general, is not expected to have a material adverse effect on the Company's net sales; however, royalty income and cash flows, are expected to be negatively impacted upon the expiration of this group of patents. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132R ("SFAS 132R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132R revises employers' disclosures about pension plans and other postretirement benefits plans.

                        BALDWIN TECHNOLOGY COMPANY, INC.

It does not change measurement or recognition of those plans required by SFAS No. 87 ("SFAS 87"), "Employers' Accounting for Pensions." The Company has adopted the disclosure provisions of SFAS 132R. The adoption of SFAS 132R did not have a material effect on the Company's financial position, results of operations or cash flow.

     In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104") "Revenue Recognition," which supercedes Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principals of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 did not have a material impact on the Company's revenue recognition.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 affects the issuer's accounting for certain types of freestanding financial instruments and also requires disclosure about alternative ways of settling the instruments and the capital structure of entities -- all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003 for the Company. SFAS 150 did not have a material impact on the Company's current capital structure, but may in the future should the Company enter into transactions with certain types of freestanding financial instruments.

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

NOTE 3 -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("OCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Accumulated other comprehensive income (loss) consists of the following:

                                                            JUNE 30,     JUNE 30,
                                                              2004         2003
                                                           ----------   ----------
Cumulative translation adjustment........................  $2,725,000   $1,472,000
Unrealized gain (loss) on investments, net of deferred
  taxes of $22,000 ($41,000 at June 30, 2003)............      31,000      (57,000)
Minimum pension liability, net of tax....................    (100,000)           0
Unrealized loss on forward contracts.....................      (5,000)      (4,000)
                                                           ----------   ----------
                                                           $2,651,000   $1,411,000
                                                           ==========   ==========

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 4 -- EARNINGS PER SHARE:

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 350,000, 1,284,000 and 1,042,000 shares of common stock were outstanding at June 30, 2004, June 30, 2003 and June 30, 2002 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

                                                       FOR THE YEARS ENDED JUNE 30,
                                                      ------------------------------
                                                        2004       2003       2002
                                                      --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER
                                                               SHARE DATA)
DETERMINATION OF SHARES:
  Average common shares outstanding.................   15,001     15,015     14,915
  Assumed conversion of dilutive stock options and
     awards.........................................      285          0          0
                                                      -------    -------    -------
  Diluted average common shares outstanding.........   15,286     15,015     14,915
                                                      =======    =======    =======
CONTINUING OPERATIONS:
  Basic earnings (loss) per common share............  $  0.47    $ (0.76)   $ (0.69)
  Diluted earnings (loss) per common share..........  $  0.46    $ (0.76)   $ (0.69)
DISCONTINUED OPERATIONS:
  Basic earnings (loss) per common
     share -- operations............................  $  0.00    $ (0.02)   $ (0.02)
  Basic earnings (loss) per common
     share -- impairment Charge.....................  $  0.00    $  0.00    $ (0.36)
  Basic earnings (loss) per common share -- gain on
     sale...........................................  $  0.00    $  0.04    $  0.00
TOTAL:
  Basic earnings (loss) per common share............  $  0.47    $ (0.74)   $ (1.07)
  Diluted earnings (loss) per common share..........  $  0.46    $ (0.74)   $ (1.07)

NOTE 5 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

     During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production into certain facilities, and reduction in total employment, primarily in the United States. The March 2000 Plan was expanded during the fourth quarter of the fiscal year ended June 30, 2001. Accordingly, the Company recorded restructuring charges in the amounts of $23,000, $220,000 and $621,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively related to the March 2000 Plan. The $220,000 relates primarily to additional exit costs, which were expensed as incurred. The initial restructuring charge of $5,664,000 included $509,000 related to asset impairments of property, equipment and certain intangible assets. The March 2000 Plan reduced the Company's worldwide cost base and strengthen its competitive position as a leading global supplier of auxiliary equipment to the printing and publishing industry. Prior to initiating the March 2000 Plan, the Company was managed in a decentralized manner through geographically dispersed autonomous business units. Given that many of the Company's significant customers have been reorganizing on a global basis, management decided to restructure the Company along functional lines on a global basis. The following tables detail the components of the restructuring charges and the remaining reserve balances as of June 30, 2004 and 2003 related to the March 2000 Plan.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Activity related to the March 2000 Plan in the fiscal year ended June 30, 2004 was as follows:

                               REMAINING      ADDITIONAL     PAYMENTS     REMAINING
                                RESERVE      RESTRUCTURING   AGAINST       RESERVE
                             JUNE 30, 2003      CHARGES      RESERVE    JUNE 30, 2004
                             -------------   -------------   --------   -------------
                                                  (IN THOUSANDS)
Severance..................     $   55            $19         $ (74)        $  0
Facility lease termination
  costs....................      1,396              4          (608)         792
Other costs................          0              0             0            0
                                ------            ---         -----         ----
Total program..............     $1,451            $23         $(682)        $792
                                ======            ===         =====         ====

     Activity related to the March 2000 Plan in the fiscal year ended June 30, 2003 was as follows:

                         REMAINING      ADDITIONAL     PAYMENTS                REMAINING
                          RESERVE      RESTRUCTURING   AGAINST    REVERSE       RESERVE
                       JUNE 30, 2002      CHARGES      RESERVES   REVERSAL   JUNE 30, 2003
                       -------------   -------------   --------   --------   -------------
                                                 (IN THOUSANDS)
Severance............     $  557           $ 36        $  (243)    $(295)*      $   55
Facility lease
  termination costs..      1,678            473           (755)        0         1,396
Other costs..........          0              6             (6)        0             0
                          ------           ----        -------     -----        ------
Total program........     $2,235           $515        $(1,004)    $(295)       $1,451
                          ======           ====        =======     =====        ======

     *The reversal of $295,000 relates primarily to an over estimate of benefit/social costs associated with headcount reductions of the Company's workforce in Germany.

     Facility lease termination costs will be paid through April 2006.

     In response to weak market conditions, in August 2002, the Company announced additional restructuring activities (the "August 2002 Plan"), which reduced total worldwide employment by approximately 160. Accordingly, the Company recorded an initial restructuring charge of approximately $3,241,000 in August 2002 and additional restructuring charges of $144,000 during the balance of the fiscal year ended June 30, 2003 related to the August 2002 Plan. The following table details the components of the restructuring charges and the remaining reserve balances as of June 30, 2004 and 2003 related to the August 2002 Plan.

     Activity related to the August 2002 Plan in the fiscal year ended June 30, 2003 was as follows:

                                             ADDITIONAL     PAYMENTS     REMAINING
                                  INITIAL   RESTRUCTURING   AGAINST       RESERVE
                                  RESERVE      CHARGES      RESERVE    JUNE 30, 2003
                                  -------   -------------   --------   -------------
                                                    (IN THOUSANDS)
Severance.......................  $2,757        $ 36        $(2,535)       $258
Facility lease termination
  costs.........................     437                        (92)        345
Asset impairment................                  20            (20)          0
Other costs.....................      47          88            (88)         47
                                  ------        ----        -------        ----
Total program...................  $3,241        $144        $(2,735)       $650
                                  ======        ====        =======        ====

                        BALDWIN TECHNOLOGY COMPANY, INC.

     In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions of 15 in the United States and 8 in the United Kingdom. In addition, the Company closed its office in Dunstable, England and is currently running its two separate business operations from its Poole, England location in an effort to reduce or eliminate certain costs as part of its global restructuring efforts. The additional costs associated with the expansion of the August 2002 Plan amounted to approximately $645,000, comprised of; $488,000 in severance costs, $149,000 in lease termination costs and $8,000 in other costs, which will be expensed as incurred.

     Activity related to the August 2002 Plan in the fiscal year ended June 30, 2004 was as follows:

                         REMAINING      ADDITIONAL                PAYMENTS     REMAINING
                          RESERVE      RESTRUCTURING   RESERVE    AGAINST       RESERVE
                       JUNE 30, 2003      CHARGES      REVERSAL   RESERVE    JUNE 30, 2004
                       -------------   -------------   --------   --------   -------------
                                                 (IN THOUSANDS)
Severance............      $258            $488         $   0      $(595)        $151
Facility lease
  termination
  costs..............       345             149          (220)*     (116)         158
Asset impairment.....         0               0             0          0            0
Other costs..........        47               8             0        (23)          32
                           ----            ----         -----      -----         ----
Total program........      $650            $645         $(220)     $(734)        $341
                           ====            ====         =====      =====         ====

     * the reversal relates to final settlement of facility lease termination costs

     At June 30, 2004, all employees identified under the employee reduction programs have been terminated. Additionally, management believes that the remaining restructuring provisions are adequate to complete all programs.

NOTE 6 -- BUSINESS SEGMENT INFORMATION:

     Operating segments are defined as material components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

     As a result of divestitures, the Company has realigned its segment structure into one segment, the Accessories and Controls segment.

     The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. An operating segment's performance is primarily evaluated based on operating profit. Sales by major country are determined based on the country in which the subsidiary is legally domiciled. Long-lived assets are principally comprised of net property, plant and equipment, and other tangible assets.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The tables below present information about reported segments for the years ended June 30, 2004, 2003 and 2002 (in thousands). All prior periods have been restated to conform to the current period's presentation.

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2004       2003       2002
NET SALES:                                                    --------   --------   --------
  Accessories and Controls..................................  $158,110   $134,208   $135,309
  Divested Operations.......................................        --         --      4,782
                                                              --------   --------   --------
           Total Net Sales..................................  $158,110   $134,208   $140,091
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2004       2003       2002
OPERATING INCOME (LOSS): (A)                                  --------   --------   --------
  Accessories and Controls..................................  $ 13,475   $  1,284   $  4,402
  Corporate.................................................    (7,216)    (8,656)    (8,941)
  Divested Operations.......................................        --       (164)      (883)
  Provision for loss on disposal of pre-press operations....        --         45         86
                                                              --------   --------   --------
Total operating income (loss) from continuing operations....     6,259     (7,491)    (5,336)
Interest expense, net.......................................    (4,866)    (2,130)    (1,504)
Royalty income, net.........................................     3,361      3,034      4,252
Other (expense) income, net(b)..............................       559     (2,251)    (1,037)
                                                              --------   --------   --------
     Income (loss) from continuing operations before income
        taxes...............................................  $  5,313   $ (8,838)  $ (3,625)
                                                              ========   ========   ========

---------------------

(a) Operating loss reported for the segments has been reduced by the following special charges:

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                               2004       2003       2002
RESTRUCTURING CHARGES:                                        -------   ---------   -------
  Accessories and Controls..................................   $448      $2,597      $423
  Corporate.................................................     --         844       181
  Divested Operations.......................................     --         164        17
                                                               ----      ------      ----
           Total restructuring charges......................   $448      $3,605      $621
                                                               ====      ======      ====

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                               2004       2003       2002
SETTLEMENT CHARGE:                                            -------   ---------   -------
  Accessories and Controls..................................   $ --      $1,250      $ --
  Divested Operations.......................................     --          --        --
                                                               ----      ------      ----
           Total settlement charge..........................   $ --      $1,250      $ --
                                                               ====      ======      ====

                                                              FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                               2004       2003       2002
BAD DEBT CHARGE RELATED TO ONE MAJOR OEM CUSTOMER:            -------   ---------   -------
  Accessories and controls..................................   $ --      $   --      $ --
  Divested Operations.......................................     --          --       439
                                                               ----      ------      ----
           Total bad debt charge............................   $ --      $   --      $439
                                                               ====      ======      ====

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Goss Graphic Systems, Inc. ("Goss"), which accounted for approximately 11% of the Company's net sales for the fiscal year ended June 30, 2001, filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the United States bankruptcy court, for which the Company recognized bad debt charges of $439,000 for the fiscal year ended June 30, 2002.

(b) Other income and expense net, amounted to $559,000 for the period ended June 30, 2004 and primarily reflects foreign currency transaction and fair value change gains of $1,194,000 and $203,000, respectively. Partially offsetting those gains of financial, legal and accounting fees amounting to $833,000 related to the termination of a proposed transaction with regard to the planned sale of the Company. Other expense, net, of $2,251,000 in the fiscal year ended June 30, 2003 consists primarily of a charge of $1,374,000 associated with the Company refinancing and strategic alternative efforts, a $211,000 loss on the sale of the RHG and currency transaction losses of $879,000. Offsetting these charges is a gain of $200,000 associated with an interest rate swap. Other expense, net, of $1,037,000 in the fiscal year ended June 30, 2002 consists primarily of a loss of $413,000 associated with an interest rate swap, $255,000 of expenses relating to deferred financing costs and a $250,000 loss on the sale of the RHG.

                                                                       AT JUNE 30,
                                                              ------------------------------
                                                                2004       2003       2002
TOTAL IDENTIFIABLE ASSETS:                                    --------   --------   --------
  Accessories and Controls..................................  $100,956   $ 85,555   $ 94,079
  Corporate.................................................    14,315     11,269     14,016
  Divested Operations.......................................        --          9        393
                                                              --------   --------   --------
           Total identifiable assets........................  $115,271   $ 96,833   $108,488
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2004       2003       2002
CAPITAL EXPENDITURES:                                         --------   --------   --------
  Accessories and Controls..................................  $    532   $  1,358   $  1,877
  Corporate.................................................        --         12         20
  Divested Operations.......................................        --         --        143
                                                              --------   --------   --------
           Total capital expenditures.......................  $    532   $  1,370   $  2,040
                                                              ========   ========   ========

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2004       2003       2002
DEPRECIATION AND AMORTIZATION:                                --------   --------   --------
  Accessories and Controls..................................  $  1,506   $  1,719   $  1,502
  Corporate.................................................        72        212        302
  Divested Operations.......................................        --         --         56
                                                              --------   --------   --------
           Total depreciation and amortization..............  $  1,578   $  1,931   $  1,860
                                                              ========   ========   ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2004       2003       2002
GEOGRAPHIC INFORMATION:                                       --------   --------   --------
  Sales by major country:
  United States.............................................  $ 25,080   $ 27,209   $ 29,333
  Japan.....................................................    56,997     48,011     48,646
  Germany...................................................    42,944     32,866     27,527
  Sweden....................................................    14,030      9,265     20,551
  All other -- foreign......................................    19,059     16,857     14,034
                                                              --------   --------   --------
           Total sales by major country.....................  $158,110   $134,208   $140,091
                                                              ========   ========   ========

                                                                       AT JUNE 30,
                                                              ------------------------------
                                                                2004       2003       2002
LONG-LIVED ASSETS BY MAJOR COUNTRY:                           --------   --------   --------
  United States.............................................  $  1,575   $  1,795   $  3,412
  Japan.....................................................       429        447        494
  Germany...................................................     1,066      1,224        967
  Sweden....................................................     2,061      2,167      2,125
  All other -- foreign......................................       204        226        264
                                                              --------   --------   --------
           Total long-lived assets by major country.........  $  5,335   $  5,859   $  7,262
                                                              ========   ========   ========

     Long-lived assets primarily includes the net book value of; "Property, plant and equipment" and other tangible assets.

NOTE 7 -- DERIVATIVES:

     During the fiscal years ended June 30, 2004 and June 30, 2003, the Company had currency futures contracts that qualify as cash flow hedges; accordingly, the gain or loss was recorded in OCI and will be recognized in income when the hedged item affects earnings. On April 27, 2001, the Company entered into an interest rate swap agreement (the "Swap") with Fleet National Bank. The effect of this agreement was to convert $15,000,000 of the Company's variable rate debt into fixed rate debt with an interest rate of 4.98% with the same maturity as the existing credit facility. Included in interest expense for the fiscal years ended June 30, 2004, 2003 and 2002, is the monthly interest payments of $196,000, $525,000 and $383,000 respectively, associated with this Swap.

     The adjustment to the fair value of the Swap at June 30, 2003 resulted in a gain for the fiscal year ended June 30, 2003 of $289,000. Of this amount, $89,000 has been recorded in OCI and the remaining $200,000 has been credited to earnings, which was recorded in "Other income and expense" in the accompanying consolidated statement of operations. As a result of entering into the Amended Credit Facility, as defined in Note 11, which changed various provisions of the original agreement including the maturity date, a portion of the Swap no longer qualified as a hedge pursuant to SFAS 133. Future changes in the fair value of this portion of the Swap were recorded in earnings through its maturity date of October 30, 2003 in the amount of $197,000.

     The effect on earnings of the Company's other derivative financial instruments is not material for any fiscal year presented.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Unrealized net gains (losses) included in OCI are as follows:

                                      JUNE 30, 2004   JUNE 30, 2003
                                      -------------   -------------
Balance at beginning of year........     $(4,000)       $(32,000)
Additional gains (losses), net......      (1,000)         14,000
Amounts reclassified to earnings,
  net...............................          --          14,000
                                         -------        --------
Balance at end of year..............     $(5,000)       $ (4,000)
                                         =======        ========

     The unrealized net loss of $5,000 at June 30, 2004, is primarily comprised of losses on currency futures contracts and is expected to be reclassified against earnings during the next twelve months. The currency futures contracts expired at various times through August 11, 2004, while the interest rate swap agreement expired on October 30, 2003. Other income and expense, net, for the year ended June 30, 2003, includes a $206,000 loss on certain derivative financial instruments which became speculative and no longer qualified as hedges pursuant to SFAS 133 as a result of the divestiture of the RHG.

NOTE 8 -- SALE OF BUSINESSES AND IMPAIRMENT CHARGES:

     During the first quarter of fiscal 2003, the Company committed to a plan to dispose of substantially all the assets of its Baldwin Kansa subsidiary ("BKA"); the transaction closed on October 10, 2002. The consideration received for the transaction, after certain post-closing adjustments, was approximately $3,738,000, which approximated the net book value of the assets sold. As more fully discussed in Note 18, during the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $5,434,000 to write-off goodwill associated with this business. BKA constitutes a discontinued operation in accordance with paragraph 42 of SFAS 144, which became effective on July 1, 2002 for the Company. Accordingly, for all periods presented, amounts previously reported in continuing operations have been reclassified to report BKA as a discontinued operation.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     Net sales and operating loss of RHG, POD and BSD combined, which are included in the Company's consolidated financial statements, were as follows for the years ended June 30:

                                                              2004      2003         2002
                                                              -----   ---------   ----------
Net sales...................................................  $ --    $      --   $4,782,000
Operating loss..............................................  $ --    $(164,000)  $ (883,000)

NOTE 9 -- INVENTORIES:

     Inventories, net of reserve, consist of the following:

                                                         JUNE 30, 2004
                                             --------------------------------------
                                              DOMESTIC      FOREIGN        TOTAL
                                             ----------   -----------   -----------
Raw materials..............................  $3,865,000    $8,444,000   $12,309,000
In process.................................      13,000     4,117,000     4,130,000
Finished goods.............................   2,666,000     5,893,000     8,559,000
                                             ----------   -----------   -----------
                                             $6,544,000   $18,454,000   $24,998,000
                                             ==========   ===========   ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

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
                                             ==========   ===========   ===========

     Foreign inventories increased by $1,291,000 (increased by $1,636,000 in 2003) due to translation rates in effect at June 30, 2004 when compared to rates in effect at June 30, 2003.

NOTE 10 -- LOANS PAYABLE:

                                                             RATE          AMOUNT
                                                        --------------   ----------
LOANS PAYABLE AT JUNE 30, 2004:
Foreign subsidiaries..................................  3.03% (average)  $2,757,000
                                                                         ==========
LOANS PAYABLE AT JUNE 30, 2003:
Foreign subsidiaries..................................  3.07% (average)  $3,301,000
                                                                         ==========

     The maximum amount of loans payable outstanding during the year ended June 30, 2004 was $3,566,000 ($6,382,000 in 2003). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. The majority of the loans are uncollateralized, however, certain of these loans are collateralized by the current assets associated with the foreign subsidiaries where the loans are drawn.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 11 -- LONG-TERM DEBT:

                                             JUNE 30, 2004              JUNE 30, 2003
                                        ------------------------   ------------------------
                                          CURRENT     LONG-TERM      CURRENT     LONG-TERM
                                        -----------   ----------   -----------   ----------
Revolving Credit Facility due August
  15, 2005, interest rate 10.00% plus
  three-month Eurodollar rate.........  $18,497,000   $      --    $        --    $     --
Revolving Credit Facility due August
  15, 2005, interest rate 11.50% plus
  three-month Eurodollar rate.........      970,000          --             --          --
Term Loan payable by foreign
  subsidiary due December 8, 2006,
  interest rate 1.5%..................      919,000   1,379,000             --          --
Note payable by foreign subsidiary
  through 2008, interest rate 5.95%...      120,000     389,000        113,000     479,000
Notes payable by foreign subsidiary
  through February 2007, interest
  rates ranging from 4.58% to 4.67%...       17,000      26,000         22,000      42,000
Revolving Credit Facility due July 1
  2003, interest rate 6.00% (2.00%
  over prime).........................           --          --      9,378,000          --
Revolving Credit Facility due July 1
  2003, interest rate 6.00% (2.00%
  over prime).........................           --          --      3,709,000          --
Term Loan due July 1, 2003, interest
  rate 6.00% (2.00% over Prime).......           --          --      3,025,000          --
                                        -----------   ----------   -----------    --------
                                        $20,523,000   $1,794,000   $16,247,000    $521,000
                                        ===========   ==========   ===========    ========

     On August 18, 2003, the Company entered into a $20,000,000 Credit Agreement (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender"), which if not terminated by the Lender on August 15, 2004 or by the Company by payment in full, shall terminate in its entirety on August 15, 2005. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $5,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 10% for loans denominated in U.S. Dollars or
(ii) 11.5% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 10.5% per annum. The initial borrowings under the credit facility amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt and associated interest with Fleet National Bank and Wachovia Bank National Association and the remainder of the borrowings was utilized for closing costs and working capital purposes. The Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures, for which the Company received a waiver for fiscal year ended June 30, 2004, however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     On September 15, 2004, the Credit Agreement with Maple Bank GmbH was amended to increase the size of the credit facility from $20,000,000 to $28,000,000, subject to available borrowing base, reduced the interest rate by approximately 350 basis points (in no event, however, may the interest rate be less than 7.625% for EURO based borrowings and 7.5% for dollar based borrowings), extended the maturity date of the loan to October 2008, reduced the amount of annual fees associated with the Agreement and granted to the lender an option to acquire a maximum of $5,000,000 of Equity Securities (as defined in the Amendment) should the Company choose to issue any such equity securities.

     In December 2003, the Company, through its Japanese subsidiary, obtained a YEN 300,000,000 term loan (approximately $2,298,000), which matures in December 2006 (the "Japanese Term Loan"). The Japanese Term Loan is subject to semi-annual principal payments of YEN 50,000,000 and bears interest at the Tokyo Inter Bank Offered Rate ("TIBOR") plus 0.75%. The Company received a waiver from Maple in connection with this loan, and received the proceeds in December 2003.

     Prior to this refinancing with Maple, and on October 31, 2000, the Company entered into a $35,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank and First Union National Bank (collectively the "Banks"), which had an original scheduled maturity date of October 31, 2003. The Credit Facility consisted of a $25,000,000 revolving credit line (the "Revolver") and a $10,000,000 credit line to be utilized for acquisitions, (the "Acquisition Line"). On January 28, 2002, the Credit Facility was amended (the "Amended Credit Facility"), to among other things, remove the Acquisition Line, reduce the Revolver to $21,000,000 (subject to a borrowing base), and change the maturity date to October 1, 2002. In addition, $4,000,000 of the existing Revolver was converted into a term loan (the "Term Loan"), which matured on June 28, 2002, resulting in available borrowings under the Revolver from July 1, 2002 to October 1, 2002 of $17,000,000. The Amended Credit Facility required the Company to maintain certain financial covenants including minimum operating income covenants. The Revolver had associated commitment fees, which were calculated quarterly, at a rate of one-half of one percent per annum of the unused portion of the Revolver. Commitment fees for the fiscal years ended June 30, 2004, 2003 and 2002 were $0, $4,000 and $24,000, respectively.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $25,973,000, including amounts available under the Maple Revolver. As of June 30, 2004, the Company had $24,522,000 outstanding under these credit facilities including $21,765,000 under the Maple Revolver and Term Loan.

     The foreign note due through 2008, with an interest rate of 5.95%, is collateralized by buildings as outlined in the indenture relating to this note.

     Maturities of long-term debt in each fiscal year ending after June 30, 2004 are as follows:

FISCAL YEAR ENDING JUNE 30,
---------------------------
2005........................................................  $20,523,000
2006........................................................    1,065,000
2007........................................................      579,000
2008........................................................      120,000
2009........................................................       30,000
2010 and thereafter.........................................           --
                                                              -----------
                                                              $22,317,000
                                                              ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 12 -- TAXES ON INCOME:

     (Loss) income before income taxes and the (benefit) provision for income taxes are comprised of:

                                                    FOR THE YEARS ENDED JUNE 30,
                                              ----------------------------------------
                                                 2004          2003           2002
                                              -----------   -----------   ------------
Income (loss) before income taxes:
     Domestic...............................  $   749,000   $(9,079,000)  $(11,067,000)
     Foreign................................    4,564,000       241,000      7,442,000
                                              -----------   -----------   ------------
                                              $ 5,313,000   $(8,838,000)  $ (3,625,000)
                                              ===========   ===========   ============
(Benefit) provision for income taxes:
  Currently payable:
     Domestic...............................  $    19,000   $ 1,096,000   $ (3,718,000)
     Foreign................................    2,593,000     1,591,000      2,167,000
                                              -----------   -----------   ------------
                                                2,612,000     2,687,000     (1,551,000)
                                              -----------   -----------   ------------
  Deferred:
     Domestic...............................           --            --      7,310,000
     Foreign................................   (4,285,000)     (109,000)       925,000
                                              -----------   -----------   ------------
                                               (4,285,000)     (109,000)     8,235,000
                                              -----------   -----------   ------------
           Total income (benefit) tax
              provision.....................  $(1,673,000)  $ 2,578,000   $  6,684,000
                                              ===========   ===========   ============

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2004 and 2003 are as follows:

                                                         JUNE 30,        JUNE 30,
                                                           2004            2003
                                                       -------------   -------------
DEFERRED TAX ASSETS (LIABILITIES):
Foreign tax credit carryforwards.....................  $  2,476,000    $  3,853,000
Foreign net operating loss carryforwards.............    17,885,000      18,468,000
Domestic net operating loss carryforwards............     9,292,000       8,706,000
Capital loss carryforwards...........................       366,000       1,382,000
Inventories..........................................     1,803,000       2,154,000
Pension/deferred compensation........................     2,158,000       1,937,000
Restructuring........................................       421,000         747,000
Other, deferred tax assets, individually less than
  5%.................................................     2,824,000       2,940,000
Other deferred tax liabilities, individually less
  than 5%............................................    (2,375,000)     (1,892,000)
                                                       ------------    ------------
Net Deferred Tax Asset...............................    34,858,000      38,295,000
Valuation Allowance..................................   (22,234,000)    (30,310,000)
                                                       ------------    ------------
           Total Net Deferred Tax Assets.............  $ 12,624,000    $  7,985,000
                                                       ============    ============

                        BALDWIN TECHNOLOGY COMPANY, INC.

     At June 30, 2004, net operating loss carryforwards of $65,392,000 and $24,386,000, respectively, may be available to reduce future foreign and domestic taxable income. The majority of the Company's foreign net operating loss ("NOL") carry-forwards have an indefinite carry-forward period, while the domestic NOLs begin to expire in June 2022. In addition, as of June 30, 2004, the Company has capital loss carry-forwards available in the amount of $1,159,000, of which $487,000 is domestic and expires in fiscal 2006. The remainder is available in England and has an indefinite carry-forward period.

     The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." In the fiscal year ended June 30, 2002, the valuation allowance increased primarily because the Company did not believe there was sufficient evidence to indicate that the Company would more likely than not realize its domestic deferred tax assets. This increase was partially offset by a reduction in the valuation allowance for previously reserved loss carryforwards that expired unutilized. In the fiscal year ended June 30, 2003, the valuation allowance increased primarily because the Company did not believe there was sufficient evidence to indicate that the Company would more likely than not realize its domestic and certain of its foreign deferred tax assets. In fiscal year ended June 30, 2004, the valuation allowance decrease relates primarily to the reversal of valuation allowance associated with the Company's German subsidiary. The reversal of this valuation allowance is based upon the subsidiary's historical operating performance and expectation that the subsidiary will generate sufficient taxable income in future periods to realize the tax benefits associated with its net operating loss carryforwards.

     The Company has not had to provide for income taxes on $25,397,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to indefinitely reinvest those earnings.

     The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based upon the probable outcomes of such matters. In addition, when applicable, the Company adjusts the previously recorded tax expense to reflect examination results. During the Company's fiscal year ended June 30, 2004, the German Tax Authority revised its position regarding the taxability of certain intercompany dividends. The German Federal Court ruled on June 28, 2004, in a case similar to the Company's, that these dividends were in fact tax-exempt. As a result, several companies, including Baldwin, which were assessed additional tax on dividends paid from 1994 through 1996 are no longer subject to the additional assessment. The proposed assessment could have resulted in a tax charge of approximately $2,570,000 and the elimination of previously reserved tax losses.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The reconciliation of the computed "expected" (benefit) provision (determined by applying the United States Federal statutory income tax rate of 34% to (loss) income before income taxes) to the actual tax provision is as follows:

                                                  FOR THE YEARS ENDED JUNE 30,
                                             ---------------------------------------
                                                2004          2003          2002
                                             -----------   -----------   -----------
Computed "expected" tax benefit............  $ 1,807,000   $(2,906,000)  $(1,314,000)
Permanent differences......................    2,190,000      (500,000)      147,000
State income taxes, net of federal income
  tax benefit..............................           --      (312,000)     (396,000)
Foreign withholding tax....................      332,000       393,000       468,000
Foreign income taxed at rates other than
  the U.S. statutory rate..................      100,000       965,000     2,268,000
Change in deferred tax asset valuation
  allowance, net of changes in other
  reserves.................................   (8,463,000)    4,911,000     5,395,000
Expiration of foreign tax credits and
  capital loss carryforwards...............    2,395,000            --            --
Other reconciling items....................      (34,000)       27,000       116,000
                                             -----------   -----------   -----------
           Total income tax provision......  $(1,673,000)  $ 2,578,000   $ 6,684,000
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

     With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of June 30, 2004, the number of outstanding shares of Class B constituted approximately 13.2% (14.6% as of June 30, 2003) of the total number of outstanding shares of both classes of Common Stock.

     Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B.

     In November 1999, the Company initiated a stock repurchase program. Under the program, the Company is authorized to utilize up to $5,000,000 to repurchase Class A. As of June 30, 2004, 818,300 shares of Class A and 25,000 shares of Class B had been repurchased for $1,784,000, of which

                        BALDWIN TECHNOLOGY COMPANY, INC.

$1,721,000 was used to purchase Class A and $63,000 was used to purchase Class B under this program. There was no activity under this repurchase program during the fiscal year ended June 30, 2004.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                               THE 1986 PLAN                                       THE 1990 PLAN
                             --------------------------------------------------   -----------------------------------------------
                                                                    WEIGHTED                                          WEIGHTED
                                                                  AVERAGE PRICE                                     AVERAGE PRICE
                                                    OPTION PRICE  -------------                       OPTION PRICE  -------------
                              CLASS A    CLASS B       RANGE        A       B     CLASS A   CLASS B      RANGE        A       B
                             ---------   --------   ------------  -----   -----   -------   -------   ------------  -----   -----
Outstanding at June 30,
 2001......................    765,500    370,000   $3.00-$8.75   $4.44   $6.46    22,310     2,926   $2.56-$6.88   $4.54   $5.68
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................
Canceled...................   (205,000)  (215,000)  $3.00-$8.75   $4.79   $6.42    (3,549)     (570)  $2.56-$6.41   $4.29   $5.52
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2002......................    560,500    155,000   $3.00-$6.72   $4.32   $6.52    18,761     2,356   $2.56-$6.88   $4.61   $5.72
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................
Canceled...................   (147,500)             $3.00-$5.63   $5.00            (6,237)     (880)  $2.56-$6.88   $4.58   $5.71
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2003......................    413,000    155,000   $3.00-$6.72   $4.07   $6.52    12,524     1,476   $2.56-$6.88   $4.59   $5.73
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................
Canceled...................   (210,000)             $3.88-$3.94   $3.88            (1,778)     (222)  $4.88-$6.09   $4.88   $6.09
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2004......................    203,000    155,000   $3.00-$6.72   $4.28   $6.52    10,746     1,254   $2.56-$6.88   $4.55   $5.67
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Exercisable at June 30,
 2004......................    203,000    155,000   $3.00-$6.72   $4.28   $6.52    10,746     1,254   $2.56-$6.88   $4.55   $5.67
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Available for future option
 grants at June 30, 2004...          0          0                                       0         0
                             =========   ========                                 =======   =======

                                               THE 1996 PLAN                                       THE 1998 PLAN
                             --------------------------------------------------   -----------------------------------------------
                                                                    WEIGHTED                                          WEIGHTED
                                                                  AVERAGE PRICE                                     AVERAGE PRICE
                                                    OPTION PRICE  -------------                       OPTION PRICE  -------------
                              CLASS A    CLASS B       RANGE        A       B     CLASS A   CLASS B      RANGE        A       B
                             ---------   --------   ------------  -----   -----   -------   -------   ------------  -----   -----
Outstanding at June 30,
 2001......................    418,333          0   $2.19-$5.50   $3.71   $0.00    51,000         0   $1.50-$5.50   $3.18   $0.00
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................    457,500              $1.05-$1.15   $1.06            15,000                $1.13      $5.50
Canceled...................   (158,333)             $2.19-$5.50   $3.39            (6,000)               $3.88      $3.88
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2002......................    717,500          0   $1.05-$5.50   $2.09   $0.00    60,000         0   $1.13-$5.50   $2.60   $0.00
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................    179,500              $0.58-$0.82   $0.79                 0
Canceled...................   (242,500)             $1.05-$5.50   $1.96           (12,000)            $1.50-$5.50   $2.75
Exercised..................          0
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2003......................    654,000          0   $0.58-$5.50   $1.78   $0.00    48,000         0   $1.13-$5.50   $2.56   $0.00
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................    360,000              $1.90-$1.93   $1.93
Canceled...................    (40,000)             $1.05-$1.93   $1.59            (6,000)            $1.50-$5.50   $3.75
Exercised..................    (22,499)             $1.05-$3.00   $1.48
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2004......................    951,501          0   $0.58-$5.50   $1.86   $0.00    42,000             $1.13-$5.50   $2.39   $0.00
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Exercisable at June 30,
 2004......................    142,500          0   $3.00-$5.50   $3.77   $0.00    18,000         0   $1.50-$5.50   $3.75   $0.00
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Available for future option
 grants at June 30, 2004...    860,500          0                                       0         0
                             =========   ========                                 =======   =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2004:

                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
---------------------------------------------------------   ----------------------
                                  WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
  RANGE OF       NUMBER OF        AVERAGE        AVERAGE        OF        AVERAGE
  EXERCISE      OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
   PRICES         OPTIONS     CONTRACTUAL LIFE    PRICE       OPTIONS      PRICE
-------------   -----------   ----------------   --------   -----------   --------
$0.58 - $3.75    1,014,001       4.0 years        $1.07       202,167      $2.96
$3.88 - $5.63      194,064       2.2 years        $5.38       172,397      $5.36
$5.88 - $6.88      155,936       1.8 years        $6.52       155,936      $6.52

     The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), on July 1, 1996, electing the disclosure only provisions of that statement. Accordingly, no charge for compensation has been recorded for stock based employee awards. In accordance with SFAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1995. Due to the vesting schedule of options granted under each of the stock option plans, as well as the exclusion of the fair value of options granted prior to July 1, 1995, the fair value of compensation cost calculated to disclose pro forma financial information may not be representative of that to be expected in future years. The fair value method of calculating the value of each option granted subsequent to June 30, 1995 was estimated as of the option grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to calculate the estimated fair value of the options by the pricing model for the fiscal years ended June 30, 2004, 2003 and 2002: the forfeiture rates and dividend yields were 0% (none) and the expected lives were five years for each of the fiscal years ended June 30, 2004, 2003 and 2002, the weighted average risk free interest rates were 3.29% for 2004, 3.26% for 2003 and 4.52% for 2002, and the average volatility was 143.30% for 2004, 66.12% for 2003 and 54.76% for 2002.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The pro forma net loss and loss per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                    FOR THE YEARS ENDED JUNE 30,
                                              ----------------------------------------
                                                 2004          2003           2002
                                              ----------   ------------   ------------
Net income (loss) as reported...............  $6,986,000   $(11,126,000)  $(15,984,000)
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects.......................  $ (103,000)  $   (162,000)  $   (288,000)
Pro forma net income (loss).................  $6,883,000   $(11,288,000)  $(16,272,000)
Income (loss) per share as
  reported -- basic.........................  $     0.47   $      (0.74)  $      (1.07)
Income (loss) per share as
  reported -- diluted.......................  $     0.46   $      (0.74)  $      (1.07)
Pro forma income (loss) per
  share -- basic............................  $     0.46   $      (0.75)  $      (1.09)
Proforma income (loss) per
  share -- diluted..........................  $     0.45   $      (0.75)  $      (1.09)

NOTE 15 -- SUPPLEMENTAL COMPENSATION:

     Subsidiaries within the Americas had maintained several profit sharing, savings and retirement plans. The Company previously had three domestic profit sharing plans; The Enkel Corporation Retirement Plan (the "Enkel Plan"), the Kansa Corporation Profit-Sharing/401K Plan and Trust (the "Kansa Plan") and the Baldwin Technology Profit-Sharing and Savings Plan (the "Baldwin Plan"). The Enkel Plan, which covered the domestic employees of the divested RHG, was terminated in accordance with the provisions of the Enkel Plan. The Company amended the Baldwin Plan to allow for combining the remaining two plans, the Baldwin Plan and the Kansa Plan into one plan, the Baldwin Plan, effective January 1, 2002. The amendments also included a change in both the vesting terms and timing of the Company's contribution to the Baldwin Plan. Previously, the Company's contribution was discretionary and made on an annual basis, based on the profitability of the Company and the participants vested in the Company's contribution according to a 7-year vesting schedule. The changes enabled the Company to match up to 5% of eligible compensation and the participants' interest in the Company's contribution to vest immediately. Participant contributions are made on a weekly basis, while the Company's matching contributions are made on a quarterly basis. However, on October 10, 2002, the Company sold the assets of BKA, which included employees covered under the Kansa Plan, and recorded the operation as a discontinued operation in accordance with SFAS 149. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                      -----------------------------
                                                       2004       2003       2002
                                                      -------   --------   --------
Baldwin Technology Corporation and Baldwin Graphic
  Systems, Inc. ....................................  $23,000   $247,000   $127,000
Baldwin Kansa Corporation (reported under
  discontinued Operations)..........................       --     25,000     34,000
                                                      -------   --------   --------
           Total expense............................  $23,000   $272,000   $161,000
                                                      =======   ========   ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Company contributions to each of the above plans were discretionary and subject to approval by their respective Boards of Directors. The assets of the above plans were (and for the Baldwin Plan, are) invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company, which constitutes approximately 1% of the total assets of the Baldwin Plan at June 30, 2003.

     Certain subsidiaries and divisions within Europe maintain pension plans. The assets of the following plans are invested primarily in insurance contracts, government securities, and guaranteed investment contracts. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2004       2003       2002
                                                     --------   --------   --------
Baldwin Germany GmbH...............................  $241,000   $174,000   $143,000
Baldwin IVT AB.....................................   141,000    109,000     53,000
Baldwin Jimek AB...................................   533,000    553,000    222,000
Baldwin UK Ltd. ...................................    61,000     68,000     72,000
Baldwin Globaltec Ltd. ............................     7,000      6,000      5,000
                                                     --------   --------   --------
           Total expense...........................  $983,000   $910,000   $495,000
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

     In Germany, there is currently one pension plan covering three former employees, and the Company's Japanese subsidiary maintains two retirement plans covering all employees, excluding directors, and a separate plan for its directors. These defined benefit plans provide for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability, and is partially funded by insurance contracts.

     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2004       2003       2002
                                                     --------   --------   --------
Service Cost -- benefits earned during the year....  $265,000   $216,000   $228,000
Interest on projected benefit obligation...........    58,000     61,000     59,000
Annual return on plan assets.......................    (2,000)    (6,000)   (11,000)
Amortization of transition obligation..............    12,000     11,000      6,000
Amortization of net actuarial (gain)...............   (32,000)   (59,000)   (67,000)
                                                     --------   --------   --------
           Net periodic pension expense............  $301,000   $223,000   $215,000
                                                     ========   ========   ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                   JUNE 30,
                                 ---------------------------------------------
                                     2004            2003            2002
                                 -------------   -------------   -------------
Funded status (plan assets
  less than plan
  obligations)................   $  (1,658,000)  $  (1,477,000)  $  (1,282,000)
Unrecognized net loss (gain)
  from past experience
  different from changes in
  assumptions.................         109,000           2,000        (101,000)
Unrecognized transition
  obligation..................          21,000          35,000          31,000
Additional minimum pension
  liability...................        (100,000)             --              --
                                 -------------   -------------   -------------
           Accrued benefit
              cost............   $  (1,628,000)  $  (1,440,000)  $  (1,352,000)
                                 =============   =============   =============
WEIGHTED AVERAGE ACTUARIAL
  ASSUMPTIONS:
Discount rate.................   1.75% - 7.50%   1.75% - 7.50%   2.50% - 7.50%
Rate of increase in
  compensation levels.........   0.00% - 3.00%   0.00% - 3.00%   0.00% - 3.00%
Expected rate of return on
  plan assets.................   1.00% - 7.00%   1.00% - 7.00%   1.00% - 7.00%

                                                   FOR THE YEARS ENDED JUNE 30,
                                               ------------------------------------
                                                  2004         2003         2002
                                               ----------   ----------   ----------
Projected benefit obligation -- Beginning of
  year.......................................  $2,195,000   $1,998,000   $1,851,000
Service Cost -- benefits earned during the
  year.......................................     270,000      227,000      228,000
Interest on projected benefit obligation.....      58,000       63,000       59,000
Actuarial (gain) loss........................     (12,000)     116,000      (12,000)
Benefits paid................................    (272,000)    (251,000)    (238,000)
Foreign currency rate changes................     208,000       42,000      110,000
                                               ----------   ----------   ----------
           Projected benefit obligation --End
              of year........................  $2,447,000   $2,195,000   $1,998,000
                                               ==========   ==========   ==========

                                                    FOR THE YEARS ENDED JUNE 30,
                                                  ---------------------------------
                                                    2004        2003        2002
                                                  ---------   ---------   ---------
Fair value of plan assets -- Beginning of
  year..........................................  $ 718,000   $ 716,000   $ 673,000
Actual return on plan assets....................     (1,000)      4,000       9,000
Contributions to the Plan.......................    275,000     242,000     234,000
Benefits paid...................................   (273,000)   (251,000)   (238,000)
Foreign currency rate changes...................     70,000       7,000      38,000
                                                  ---------   ---------   ---------
           Fair value of plan assets -- End of
              year..............................  $ 789,000   $ 718,000   $ 716,000
                                                  =========   =========   =========

     For funded plans with Accumulated Benefit Obligation ("ABO") in excess of the fair value of plan assets, SFAS No. 87 requires that the Company record on its consolidated balance sheets a minimum pension liability amount such that the Company's net pension liability is at least equal to the amount of the under-funded ABO. Net pension liability is the excess of pension liabilities over prepaid pension

                        BALDWIN TECHNOLOGY COMPANY, INC.

assets, on the Company's balance sheet. When recording a minimum pension liability, SFAS No. 87 requires the Company to record a corresponding intangible asset equal to the amount of any unrecognized prior service cost, with the remainder, if any, charged to other comprehensive income in shareholder's equity. Therefore, the recording of this additional minimum pension liability has no impact on the Company's income from operations. At June 30, 2004, the Company's Japanese subsidiary, with an ABO of approximately $2,093,000, required an additional minimal liability recognition of $100,000.

     Undiscounted benefit amounts expected to be paid for each of the next five successive fiscal years and for the aggregate next five years thereafter:

2005........................................................  $   64,000
2006........................................................  $   97,000
2007........................................................  $  123,000
2008........................................................  $  919,000
2009........................................................  $  482,000
aggregate for 2010 through 2014.............................  $1,004,000

     The amount expected to be contributed by the Company to its various pension plans during 2005 is $290,000.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES:

     Future minimum annual lease payments under capital leases, which consist of machinery and equipment with accumulated depreciation amounting to $115,000 at June 30, 2004 and $17,000 at June 30, 2003, together with the present value of the minimum lease payments are as follows at June 30, 2004:

FISCAL YEARS ENDING JUNE 30,                                   AMOUNT
----------------------------                                  --------
2005........................................................  $119,000
2006........................................................    88,000
2007........................................................    39,000
2008........................................................    20,000
2009........................................................    13,000
2010 and thereafter.........................................         0
                                                              --------
Total minimum lease payments................................   279,000
Amount representing interest................................   (23,000)
                                                              --------
           Present value of minimum lease payments..........  $256,000
                                                              ========

     At June 30, 2004, $153,000 ($202,000 at June 30, 2003) is included in
"Other long-term liabilities" representing the long-term portion of the present value of minimum lease payments, and $103,000, ($60,000 at June 30, 2003) is included in "Other accounts payable and accrued liabilities" representing the current portion of the present value of minimum lease payments.

     During the fiscal year ended June 30, 2003, the Company entered into an agreement with a strategic advisor to provide consultation services to the Company as it explores various financing and strategic alternatives. Under the terms of the agreement the advisor is entitled to a monthly

                        BALDWIN TECHNOLOGY COMPANY, INC.

management fee and either a success fee should the Company consummate a transaction with the assistance of the advisor or termination fee if the agreement is terminated by the Company. The agreement was terminated during fiscal 2004. For the year ended June 30, 2004 and 2003, the Company expensed, in "Other expense (income), net", approximately $570,000 and $500,000 respectively, associated with these services.

     On May 1, 2003, the Company entered into an agreement with a second strategic advisor to provide consultation services to the Company as it explores various financing and strategic alternatives. Under the terms of the agreement the advisor is entitled to a cash fee and a contingent transaction fee should the Company consummate a transaction with the assistance of the advisor. The agreement was terminated in June 2003, and the unpaid portion of the contingent transaction fee was converted into a promissory note payable in the amount of $412,500, which bears interest at a rate of 20% per annum. The principal amount of the promissory note, together with all accrued and unpaid interest and all other amounts due and payable thereunder, shall become immediately due and payable upon the earlier of (i) the six-month anniversary of a "Note Event" (as defined in the agreement) of (ii) the consummation of a "Competing Transaction" (as defined in the agreement), but if a Note Event has not occurred within 12 months of the date of the agreement, the promissory note shall be void. Since the Company consummated a financing transaction with a new lender in August 2003, the note matures in February 2004. For the year ended June 30, 2003, the Company expensed, in "Other expense (income), net", approximately $564,000 (including the principal amount related to the promissory note) associated with these services. At June 30, 2003, the Company has recorded the promissory note of approximately $419,000, including interest thereon, in "Other accounts payable and accrued liabilities". The promissory note was paid in full during 2004.

     Rental expense on operating leases amounted to approximately $4,675,000, $4,201,000 and $4,422,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2003 are as follows:

FISCAL YEARS ENDING JUNE 30,                                     AMOUNT
----------------------------                                   ----------
2005........................................................   $4,345,000
2006........................................................   $3,684,000
2007........................................................   $1,982,000
2008........................................................   $1,113,000
2009........................................................   $  767,000
2010........................................................   $    8,000

     From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

NOTE 17 -- RELATED PARTIES:

     On October 25, 2002, John T. Heald, Jr. resigned as President, Chief Executive Officer and a Director of the Company. Mr. Heald was employed by the Company from March 21, 2001 to November 21, 2002. In accordance with Mr. Heald's employment agreement, the Company sold 375,000 shares of Class B to Mr. Heald in October 2001 at $1.80 per share in exchange for a recourse

                        BALDWIN TECHNOLOGY COMPANY, INC.

demand promissory note in the amount of $675,000. The promissory note bears interest, payable annually, at a rate of 5% per annum. Of the 375,000 shares issued, 189,117 shares were treasury shares and the balance of 185,883 shares, were newly issued shares. The promissory note is collateralized by the shares, pursuant to a loan and pledge agreement between Mr. Heald and the Company dated October 17, 2001. If at any time, Mr. Heald sells any of these shares, he is to pay the Company $1.80 times the number of shares sold within five days of receipt of the funds from such sale. In November 2002, the Company amended the loan and pledge agreement, and the promissory note, to evidence a reduction of the outstanding principal due from Mr. Heald on the loan by $225,000 in exchange for a reduction in deferred compensation payments to be made by the Company to Mr. Heald. The Company agreed not to demand payment of the promissory note for a period of two years following Mr. Heald's termination. The reduction represented the then present value of Mr. Heald's deferred compensation benefit that accrued to Mr. Heald. In May 2004, Mr. Heald transferred to the Company 172,464 shares of Class B Common Stock of the Company plus $2,481 in cash in full payment of the unpaid principal amount of $450,000 and accrued interest on the note. The balance of the loan, including interest, was $501,000 at June 30, 2003.

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

     In February, 2002, the Company amended Mr. Nathe's employment agreement and the loan and pledge agreement, and, following repayment by Mr. Nathe of a portion of the principal on the loan, Mr. Nathe issued a substitute recourse demand promissory note for $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%. As discussed in Note 21, in August, 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence reduction of the outstanding principal and interest due from Mr. Nathe on the loan by $750,000 in exchange for an equal reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe's deferred compensation benefit that had accrued to Mr. Nathe. Mr. Nathe was responsible for his personal taxes on this exchange. At June 30, 2004, the balance of the loan, including interest was $873,000.

     The maximum amount of the loan outstanding including interest during the fiscal years ended June 30, 2004 and 2003 was $873,000 and $1,553,000, respectively. The Board of Directors of the Company forgave interest payments due on the loan from Mr. Nathe during the fiscal year ended June 30, 2002 in the amounts of $112,000, however, no interest payments were forgiven during the fiscal years ended June 30, 2004 and June 30, 2003.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     On February 10, 1997, Wendell M. Smith resigned as Chairman of the Company. The Company has made deferred compensation payments to Mr. Smith in the amount of $103,000 for each of the fiscal years ended June 30, 2004, 2003 and 2002, respectively. In addition, the Company entered into a consulting agreement with Polestar Limited ("Polestar"), a corporation controlled by Mr. Smith, which provides for payments to Polestar of $90,000 per year for consulting services through 2014.

     Samuel B. Fortenbaugh III, a Director of the Company since 1987, rendered legal services to the Company since September 2002. During the fiscal year ended June 30, 2004, the Company paid $111,000 ($82,000 for the year ended June 30,
2003) to Mr. Fortenbaugh for legal services rendered. Prior to September 2002, Mr. Fortenbaugh was a Partner of the law firm of Morgan Lewis & Bockius LLP, which firm has rendered legal services to the Company since 1980.

NOTE 18 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

     As discussed in Note 2, the Company adopted SFAS 142 effective July 1, 2001 and as a result ceased amortization of goodwill. Goodwill amortization expense amounted to zero, zero and zero for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

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

     The changes in the carrying amount of goodwill by segment for each of the fiscal years ended June 30, 2003 and 2002 are as follows (in thousands):

     Activity in the fiscal year ended June 30, 2004 (in thousands) is as follows:

                                GROSS CARRYING AMOUNT          ACCUMULATED AMORTIZATION
                                ----------------------    -----------------------------------
                                ACCESSORIES               ACCESSORIES
                                    AND                       AND                     NET
                                 CONTROLS       TOTAL      CONTROLS      TOTAL     BOOK VALUE
                                -----------    -------    -----------    ------    ----------
Balance as of July 1, 2003....    $13,454      $13,454      $3,227       $3,227     $10,227
Goodwill Amortization.........          0            0           0            0           0
Impairment losses
  recognized..................          0            0           0            0           0
Effects of currency
  translation.................      1,166        1,166         289          289         877
                                  -------      -------      ------       ------     -------
Balance as of June 30, 2004...    $14,620      $14,620      $3,516       $3,516     $11,104
                                  =======      =======      ======       ======     =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Activity in the fiscal year ended June 30, 2003 is as follows:

                                GROSS CARRYING AMOUNT          ACCUMULATED AMORTIZATION
                                ----------------------    -----------------------------------
                                ACCESSORIES               ACCESSORIES
                                    AND                       AND                     NET
                                 CONTROLS       TOTAL      CONTROLS      TOTAL     BOOK VALUE
                                -----------    -------    -----------    ------    ----------
Balance as of July 1, 2002....    $12,760      $12,760      $3,142       $3,142     $ 9,618
Goodwill Amortization.........          0            0           0            0           0
Impairment losses
  recognized..................          0            0           0            0           0
Effects of currency
  translation.................        694          694          85           85         609
                                  -------      -------      ------       ------     -------
Balance as of June 30, 2003...    $13,454      $13,454      $3,227       $3,227     $10,227
                                  =======      =======      ======       ======     =======

     Intangible assets subject to amortization at June 30, 2004 are comprised of the following:

                             AS OF JUNE 30, 2004              AS OF JUNE 30, 2003
                        ------------------------------   ------------------------------
AMORTIZED INTANGIBLE         GROSS        ACCUMULATED         GROSS        ACCUMULATED
ASSETS:                 CARRYING AMOUNT   AMORTIZATION   CARRYING AMOUNT   AMORTIZATION
--------------------    ---------------   ------------   ---------------   ------------
Patents and
  trademarks..........    $6,483,000       $4,224,000      $5,961,000       $3,824,000
Other.................       923,000          668,000         781,000          481,000
                          ----------       ----------      ----------       ----------
Total.................    $7,406,000       $4,892,000      $6,742,000       $4,305,000
                          ==========       ==========      ==========       ==========

     The weighted average life for intangible assets at June 30, 2004 was 13.6 years and amortization expense for the fiscal year ended June 30, 2004 was $532,000.

     Estimated amortization expense for each of the five succeeding fiscal years is as follows:

FISCAL YEARS ENDING JUNE 30,                                   AMOUNT
----------------------------                                  --------
2005........................................................  $368,000
2006........................................................  $301,000
2007........................................................  $245,000
2008........................................................  $213,000
2009........................................................  $189,000

NOTE 19 -- CUSTOMER BANKRUPTCY:

     On September 10, 2001, one large OEM customer, Goss Graphic Systems, Inc. ("Goss") filed for bankruptcy protection under a prearranged Chapter 11 proceeding in the U.S. Bankruptcy Court. As a result of this bankruptcy filing, the Company increased its bad debt reserve related to Goss by $439,000 during the fiscal year ended June 30, 2002.

NOTE 20 -- LEGAL PROCEEDINGS AND SETTLEMENTS:

     On November 14, 2002, the Dusseldorf Higher Regional Court ("DHRC") announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG ("Technotrans"). Subsequent to November 14, 2002, Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. That court has not yet reached a decision on the appeal.

                        BALDWIN TECHNOLOGY COMPANY, INC.

Technotrans also filed to revoke the Company's patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company's patent (the judgement is appealable) No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment; however, the Company is considering a claim for damages based on the favorable rulings in both the patent infringement case and the patent validity confirmation.

     On September 3, 2003, Gus A. Paloian, as the Chapter 7 Trustee of the Bankruptcy Estate of GGSI Liquidation, Inc., (formerly Goss Graphics Systems, Inc.) filed a complaint in Federal Bankruptcy Court against Enkel Corporation, a subsidiary of the Company which prior to the sale of substantially all of its assets in September 2001, had operations in Illinois. The complaint seeks to avoid and recover transfers made to or for the benefit of, and to disallow claims, if any, filed by Enkel Corporation, claiming the return of an aggregate amount of $929,421.75 as "Transfers" made during a "Preference Period" on or within ninety (90) days before GGSI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 10, 2001. In June 2004, the Company and its counsel met with the Trustee and its counsel in an unsuccessful attempt to resolve the matter. The Company believes the claims made by the Trustee are without merit, and it intends to vigorously assert several defenses to defend its position.

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

                                                               WARRANTY
                                                                AMOUNT
                                                              -----------
Warranty reserve at June 30, 2002...........................  $ 1,516,000
Additional warranty expense accruals........................    4,738,000
Payments against reserve....................................   (4,778,000)
Effects of currency rate fluctuations.......................      189,000
                                                              -----------
Warranty reserve at June 30, 2003...........................  $ 1,665,000
Additional warranty expense accruals........................    4,749,000
Payments against reserve....................................   (3,822,000)
Effects of currency rate fluctuations.......................      122,000
                                                              -----------
Warranty reserve at June 30, 2004...........................  $ 2,714,000
                                                              ===========

NOTE 22 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the fiscal years ended June 30, 2004 and 2003 are as follows (in thousands, except per share data):

                                                               QUARTER
                                             -------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2004              FIRST(1)   SECOND(2)   THIRD(3)   FOURTH(4)
-------------------------------              --------   ---------   --------   ---------
Net sales..................................  $34,511     $39,443    $42,770     $41,386
  Cost of goods sold.......................   23,742      26,646     29,389      28,297
                                             -------     -------    -------     -------
  Gross Profit.............................   10,769      12,797     13,381      13,089
  Operating expenses.......................    9,557      11,290     11,219      11,286
  Restructuring charges....................      382          43         --          --
  Interest expense, net....................      937       1,418      1,383       1,247
Other (income), net........................   (1,269)     (1,968)      (603)       (199)
                                             -------     -------    -------     -------
Income from continuing operations before
  income taxes.............................    1,162       2,014      1,382         755
Provision (benefit) for income taxes.......      483         790        677      (3,623)
                                             -------     -------    -------     -------
Income from continuing operations..........      679       1,224        705       4,378
Net income.................................  $   679     $ 1,224    $   705     $ 4,378
                                             =======     =======    =======     =======
Net income (loss) income per share:
  Net income (loss) income per
     share -- basic........................  $  0.05     $  0.08    $  0.05     $  0.29
  Net income (loss) income per
     share -- diluted......................  $  0.05     $  0.08    $  0.05     $  0.28
                                             -------     -------    -------     -------
Weighted average shares outstanding:
  Basic....................................   15,015      15,015     15,015      14,961
                                             =======     =======    =======     =======
  Diluted..................................   15,035      15,245     15,429      15,457
                                             =======     =======    =======     =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                          QUARTER
                                       ----------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2003        FIRST(5)    SECOND(6)    THIRD(7)    FOURTH(8)
-------------------------------        --------    ---------    --------    ---------
Net sales............................  $32,804      $35,288     $31,061      $35,055
  Cost of goods sold.................   23,616       23,806      22,957       23,409
  Gross Profit.......................    9,188       11,482       8,104        11646
  Operating expenses.................   11,578       10,475      10,348       10,700
  Restructuring charges..............    3,287           50          67          201
  Settlement charges.................       --           --          --        1,250
  Provision for loss on disposition
     of pre-press operations.........       --           --          --          (45)
  Interest expense, net..............      642          535         441          512
Other (income), net..................     (273)        (453)     (1,248)       1,191
                                       -------      -------     -------      -------
(Loss) income from continuing
  operations before income taxes.....   (6,046)         875      (1,504)      (2,163)
Provision (benefit) for income
  taxes..............................      259          363        (387)       2,343
                                       -------      -------     -------      -------
(Loss) income from continuing
  operations.........................   (6,305)         512      (1,117)      (4,506)
Discontinued operations:
  Loss from operations...............     (188)         (65)         --           --
  Gain on sale.......................        0          543          --           --
                                       -------      -------     -------      -------
Net (loss) income....................  $(6,493)     $   990     $(1,117)     $(4,506)
                                       =======      =======     =======      =======
(Loss) income per share -- basic and
  diluted:
  Continuing operations..............  $ (0.42)     $  0.03     $ (0.07)     $ (0.21)
  Discontinued operations............    (0.01)        0.04       (0.00)       (0.00)
                                       -------      -------     -------      -------
Net (loss) income per share -- basic
  and diluted........................  $ (0.43)     $  0.07     $ (0.07)     $ (0.21)
                                       =======      =======     =======      =======
Weighted average shares outstanding:
  Basic and diluted..................   15,015       15,015      15,015       15,015
                                       =======      =======     =======      =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

---------------------
(1) The first quarter of fiscal year 2004 other (income), net includes a net foreign currency transaction gain of $518,000 associated with the Maple GmbH loan.

(2) The second quarter of fiscal year 2004 other (income), net includes net foreign currency transaction gains of $1,092,000 associated with the currency fluctuations associated with the Maple GmbH loan.

(3) The third quarter of fiscal year 2004 other expense, net includes $542,000 of expenses associated with the termination of the proposed sale of the Company.

(4) The tax benefit recorded in the fourth quarter of fiscal year 2004 reflects the reversal of valuation allowance associated with the Company's German subsidiary.

(5) The first quarter of fiscal 2003 cost of goods sold includes an additional warranty cost of $700,000 related to two customer installations. The first quarter of fiscal 2003 other expenses includes an additional loss on the sale of RHG of $211,000 and a loss of $65,000 on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133. See Note 7.

(6) The second quarter of fiscal 2003 other expenses includes a gain of $91,000 on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133.

(7) The third quarter of fiscal 2003 other expenses includes a gain of $122,000 on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133. The third quarter of fiscal 2001 includes a reduction to a reserve in the amount of $472,000 related to the sale of the PPO. See
    Note 4.

(8) The fourth quarter of fiscal 2003 operating expenses includes a bad debt charge of $137,000 related to the sale of the POD, which occurred in November 2001. The fourth quarter of fiscal 2003 includes a refund of $45,000 related to the sale of the PPO. The fourth quarter of fiscal 2003 other expenses includes charges relating to the Company's financing and strategic alternatives of $1,289,000 and a currency exchange loss of $263,000 associated with the payoff of a foreign letter of credit. The fourth quarter of fiscal 2003 other expenses also includes a gain of $140,000 on a derivative financial instrument that did not qualify as a hedge pursuant to SFAS 133.

NOTE 23 -- SUBSEQUENT EVENTS:

     Effective September 15, 2004, the Company entered into a First Amendment to Credit Agreement among Baldwin Europe Consolidated B.V., as Borrower, Baldwin Technology Company, Inc., as Parent, Guarantor and Borrower Representative, Baldwin Americas Corporation, Baldwin Europe Consolidated Inc., Baldwin Asia Pacific Corporation, Baldwin Graphic Systems, Inc., Baldwin Germany GmbH, Baldwin U.K. Holding Limited, Baldwin (U.K.) Ltd., Acrotec UK Ltd., Baldwin Globaltec Ltd., Baldwin Sweden Holding AB, Baldwin IVT AB, Baldwin Jimek AB, Japan-Baldwin Ltd., as Guarantors, and Maple Bank GmbH, as Lender. Terms and conditions of the First Amendment include, but are not limited to, increasing the size of the facility from $20,000,000 to $28,000,000, subject to borrowing base, reducing the interest rate by approximately 350 basis points (in no event, however, may the interest rate be less than 7.625% for EURO based borrowings and 7.5% for dollar based borrowings), extending the maturity date of the loan to October, 2008 and granting to the lender an option to acquire a maximum of $5,000,000 of equity securities (as defined in the Amendment) should the Company choose to issue any such equity securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

     Baldwin maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that Baldwin files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Baldwin's management, with the participation of Baldwin's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended June 30, 2004, the period covered by this report. Based on that evaluation, Baldwin's Chief Executive Officer and Chief Financial Officer have concluded that Baldwin's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that Baldwin's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to Baldwin's internal control over financial reporting during the fourth fiscal quarter of the fiscal year ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, Baldwin's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEMS 10, 11, 12, 13 AND 14

     Information required under these items is contained in the Company's 2004 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

                                    PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning fees billed by PricewaterhouseCoopers LLP, Baldwin's independent registered public accounting firm, during the fiscal years ended June 30, 2003 and 2004 is incorporated herein by reference to Baldwin's Proxy Statement.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm on     76
  Financial Statement Schedule..............................
Schedule II -- Valuation and Qualifying Accounts............   77

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

10.11   Baldwin Technology Company, Inc. Dividend Reinvestment Plan.
        Filed as Exhibit 10.49 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.27*  Baldwin Technology Company, Inc. 1998 Non-Employee
        Directors' Stock Option Plan. Filed as Exhibit A to the
        Baldwin Technology Company, Inc. 1998 Proxy Statement and incorporated herein by reference.
10.41* Employment Agreement dated and effective as of March 19, 2001 between Baldwin Technology Company, Inc. and Gerald A.
        Nathe. Filed as Exhibit 10.41 to the Company's report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
10.44*  Employment Agreement dated June 8, 2001 and effective as of
        June 18, 2001 between Baldwin Technology Company, Inc. and
        Vijay C. Tharani. Filed as Exhibit 10.44 to the Company's
        Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.
10.45   Asset and Share Purchase Agreement, dated as of July 20,
        2001 by and among Sequa Corporation, Megtec Systems, Inc.
        and the Company. Filed as Exhibit 10.45 to the Company's report on Form 8-K dated September 26, 2001 and incorporated herein by reference.
10.46   Amendment No. 1 to Asset and Share Purchase Agreement dated
        September 25, 2001 and effective August 31, 2001 by and among Sequa Corporation, Megtec Systems, Inc. and the
        Company. Filed as Exhibit 10.46 to the Company's report on Form 8-K dated September 26, 2001 and incorporated herein by reference.
10.48   Amended and Restated Credit Agreement among Baldwin Americas
        Corporation, Baldwin Europe Consolidated, Inc. and Baldwin
        Asia Pacific Corporation, as Borrowers, the other credit parties signatory thereto, the Lenders (as defined in the Credit Agreement), Fleet National Bank, as Administrative
        Agent, and First Union National Bank, as Documentation
        Agent, dated as of January 29, 2002. Filed as Exhibit 10.48 to the Company's Report on Form 10-Q for the quarter ended
        December 31, 2001 and incorporated herein by reference.
10.49* Employment Agreement dated September 19, 2001 and effective as of November 1, 2001 between Baldwin Technology Company,
        Inc. and Karl S. Puehringer. Filed as Exhibit 10.49 to the
        Company's Report on Form 10-Q for the quarter ended December
        31, 2001 and incorporated herein by reference.
10.50* Amendment to Employment Agreement dated February 26, 2002 and effective November 14, 2001 between Baldwin Technology
        Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.50 to the Company's Report on Form 10-Q for the quarter ended
        March 31, 2002 and incorporated herein by reference.
10.53*  Baldwin Technology Profit Sharing and Savings Plan as
        Amended Filed as Exhibit 10.53 to the Company's Report on
        Form 10-K for the year ended June 30, 2003.
10.54*  Baldwin Technology Management Incentive Compensation Plan.
        Filed as Exhibit 10.54 to the Company's Report on Form 10-K for the year ended June 30, 2002.
10.55 Asset Purchase Agreement, dated as of October 3, 2002 by and among Baldwin Kansa Corporation and Gerald E. Waddell,
        Ronnie K. Swint and Vektek, Inc. Filed as Exhibit 10.55 to the Company's Report on Form 10-K for the year ended June
        30, 2002.
10.56*  Severance Agreement dated September 11, 2002 and effective
        August 2, 2002 between Baldwin Technology Company, Inc. and
        Peter E. Anselmo Filed as Exhibit 10.56 to the Company's
        Report on Form 10-Q for the quarter ended September 30, 2002.

10.58 Amended and Restated Loan and Pledge Agreement dated and effective November 21, 2002 between Baldwin Technology
        Company, Inc. and John T. Heald, Jr. Filed as Exhibit 10.59 to the Company's Report on Form 10-Q for the quarter ended
        December 31, 2002.
10.59*  Amendment to Employment Agreement dated and effective May
        12, 2003 between Baldwin Technology Company, Inc. and Karl
        S. Puehringer. Filed as Exhibit 10.60 to the Company's
        Report on Form 10-Q for the quarter ended March 30, 2003.
10.60*  Employment Agreement dated February 14, 2003 and effective
        January 1, 2003 between Baldwin Technology Company, Inc. and
        Shaun J. Kilfoyle. Filed as Exhibit 10.61 to the Company's
        Report on Form 10-Q for the quarter ended March 30, 2003.
10.61*  Amendment to Employment Agreement dated and effective August
        13, 2002 between Baldwin Technology Company, Inc. and Gerald
        A. Nathe. Field as Exhibit 10.61 to the Company's Report on
        Form 10-K for the year ended June 30, 2004.
10.62* Amendment to Employment Agreement dated July 11, 2003 and effective July 1, 2003 between Baldwin Technology Company,
        Inc. and Gerald A. Nathe. Filed as Exhibit 10.62 to the
        Company's Report on Form 10-K for the year ended June 30,
        2004.
10.63   Credit Agreement among Baldwin Europe Consolidated, B.V., as
        Borrower, and Baldwin Technology Company, Inc., as Parent,
        Guarantor and Borrower Representative, and Baldwin Americas
        Corporation, Baldwin Europe Consolidated Inc., Baldwin Asia
        Pacific Corporation, Baldwin Graphic Systems, Inc., Baldwin
        Germany GmbH, Baldwin U.K. Holding Limited, Baldwin (U.K)
        Ltd., Acrotec UK Ltd., Baldwin Globaltec Ltd., Baldwin
        Sweden Holding AB, Baldwin IVT AB, Baldwin Jimek AB,
        Japan-Baldwin Ltd., as Guarantors, and Maple Bank GmbH, as
        Lender, dated as of July 25, 2003. Filed as Exhibit 10.64 to the Company's Current Report on Form 8-K dated August 18,
        2003.
10.64   Amendment to Employment Agreement dated and effective
        November 11, 2003 between Baldwin Technology Company, Inc.
        and Vijay C. Tharani. Filed as Exhibit 10.64 to the
        Company's Report on Form 10-Q for the quarter ended
        September 30, 2003.
10.65   Amendment to Baldwin Technology Management Incentive
        Compensation Plan effective January 1, 2004. Filed as
        Exhibit 10.65 to the Company's Report on Form 10-Q for the quarter ended December 31, 2003.
10.66 Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology
        Company, Inc. and Akira Hara. Filed as Exhibit 10.66 to the
        Company's Report on Form 10-Q for the quarter ended December
        31, 2003.
10.67   Amendment to the Employment Agreement dated and effective
        February 10, 2004 between Karl Puehringer and the Company.
        Filed as Exhibit 10.67 to the Company's Report on Form 10-Q for the quarter ended March 31, 2004.
10.68 Employment Agreement dated and effective September 1, 2004 between Baldwin Technology Company, Inc. and Shaun J.
        Kilfoyle (filed herewith).
10.69   First Amendment to Credit Agreement among Baldwin Europe
        Consolidated B.V., as Borrower, Baldwin Technology Company,
        Inc., as Parent, Guarantor and Borrower Representative,
        Baldwin Americas Corporation, Baldwin Europe Consolidated
        Inc., Baldwin Asia Pacific Corporation, Baldwin Graphic
        Systems, Inc., Baldwin Germany GmbH, Baldwin U.K. Holding
        Limited, Baldwin (U.K.) Ltd., Acrotec UK Ltd., Baldwin
        Globaltec Ltd., Baldwin Sweden Holding AB, Baldwin IVT AB,
        Baldwin Jimek AB, Japan-Baldwin Ltd., as Guarantors, and
        Maple Bank GmbH, as Lender, dated as of September 9, 2004.
        Filed as Exhibit 10.69 to the Company's Current Report on
        Form 8-K dated September 20, 2004.
21.     List of Subsidiaries of Registrant (filed herewith).

23.     Consent of PricewaterhouseCoopers LLP (filed herewith).
28.     Post-effective Amendment to the Company's previously filed
        Form S-8's, Nos. 33-20611 and 33-30455. Filed as Exhibit 28
        To the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
31.01   Certification of the Principal Executive Officer pursuant to
        Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.02   Certification of the Principal Financial Officer pursuant to
        Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.01   Certification pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.02   Certification pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
99.     Company statement regarding the Private Securities
        Litigation Reform Act of 1995, "Safe Harbor for
        Forward-Looking Statements' (filed herewith).

---------------------
*  Management contract or compensatory plan or arrangement.

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

                                          Dated: September 28, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                TITLE                   DATE
                     ---------                                -----                   ----
                /s/ GERALD A. NATHE                  Chairman of the Board,    September 28, 2004
---------------------------------------------------  President and Chief
                  GERALD A. NATHE                    Executive Officer

               /s/ VIJAY C. THARANI                  Vice President, Chief     September 28, 2004
---------------------------------------------------  Financial Officer and
                 VIJAY C. THARANI                    Treasurer

                /s/ ROLF BERGSTROM                   Director                  September 28, 2004
---------------------------------------------------
                  ROLF BERGSTROM

                  /s/ AKIRA HARA                     Director                  September 28, 2004
---------------------------------------------------
                    AKIRA HARA

             /s/ JUDITH A. MULHOLLAND                Director                  September 28, 2004
---------------------------------------------------
               JUDITH A. MULHOLLAND

           /s/ SAMUEL B. FORTENBAUGH III             Director                  September 28, 2004
---------------------------------------------------
             SAMUEL B. FORTENBAUGH III

                /s/ MARK T. BECKER                   Director                  September 28, 2004
---------------------------------------------------
                  MARK T. BECKER

              /s/ HENRY F. MCINERNEY                 Director                  September 28, 2004
---------------------------------------------------
                HENRY F. MCINERNEY

             /s/ RALPH R. WHITNEY, JR.               Director                  September 28, 2004
---------------------------------------------------
               RALPH R. WHITNEY, JR.

                    REPORT OF REGISTERED ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated September 28, 2004 appearing in the 2004 Annual Report to Shareholders of Baldwin Technology Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut
September 28, 2004

                                                                     SCHEDULE II

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                   BALANCE AT   CHARGED TO                BALANCE
                                                   BEGINNING    COSTS AND                 AT END
                                                   OF PERIOD     EXPENSES    DEDUCTION   OF PERIOD
                                                   ----------   ----------   ---------   ---------
Year ended June 30, 2004
  Allowance for doubtful accounts (deducted from
     accounts receivable)........................   $ 2,286        $109       $  240      $2,155
  Allowance for obsolete inventories (deducted
     from inventories)...........................   $ 4,069        $631       $1,250(4)   $3,450
Year ended June 30, 2003
  Allowance for doubtful accounts (deducted from
     accounts receivable)........................   $ 1,994        $674       $  382(1)   $2,286
  Allowance for obsolete inventories (deducted
     from inventories)...........................   $ 3,290        $779(2)        --      $4,069
Year ended June 30, 2002
  Allowance for doubtful accounts (deducted from
     accounts receivable)........................   $ 1,943        $955(3)    $  904(1)   $1,994
  Allowance for obsolete inventories (deducted
     from inventories)...........................   $ 3,070        $314       $   94      $3,290

---------------
 (1) The decrease in the allowance for doubtful accounts for the fiscal year ended June 30, 2003 resulted from write-off's of $632,000, (including $137,000 from the purchaser of the POD business and accounts receivable of $239,000 from Goss Graphic Systems, Inc.) partially offset by currency fluctuations of $250,000. The decrease in the allowance for doubtful accounts for the fiscal year ended June 30, 2002 resulted from $603,000 of write-offs, recoveries of $195,000 and currency fluctuations of $106,000.
 (2) The increase in the allowance for obsolete inventories for fiscal year ended June 30, 2003 resulted primarily from additional charges of $475,000 and currency fluctuations of $304,000.
 (3) The amounts charged to costs and expenses included a $634,000 reserve for Goss for the fiscal years ended June 30, 2002.
 (4) The reduction in allowance for obsolete inventory for fiscal year ended June 30, 2004 reflects a disposition of previously reserved inventory related to Baldwin Enkel of $1,235,000.