Form 10-Q
period 2004-09-30
BALDWIN TECHNOLOGY CO INC
filed 2004-11-15
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[Mark one]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For quarter ended September 30, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ____ to ______

                          Commission file number 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3258160
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            Twelve Commerce Drive, Shelton, Connecticut       06484
           -----------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 203-402-1000
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

          YES [ ]                                         NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at October 31, 2004
           -----                                -------------------------------
  Class A Common Stock
       $0.01 par value                                       12,924,813

  Class B Common Stock
       $0.01 par value                                        1,965,419

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                          Page
                                                                                          ----
Part I  Financial Information

        Item 1 Financial Statements

               Consolidated Balance Sheets at September 30, 2004 (unaudited) and
               June 30, 2004                                                               1-2

               Consolidated Statements of Income for the three months ended
               September 30, 2004 (unaudited) and 2003 (unaudited)                          3

               Consolidated Statements of Changes in Shareholders' Equity for the
               three months ended September 30, 2004 (unaudited)                            4

               Consolidated Statements of Cash Flows for the three months ended
               September 30, 2004 (unaudited) and 2003 (unaudited)                         5-6

               Notes to Consolidated Financial Statements (unaudited)                     7-14

        Item 2 Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      15-19

        Item 3 Quantitative and Qualitative Disclosures About Market Risk                  19

        Item 4 Controls and Procedures                                                     19

Part II        Other Information

        Item 2 Purchases of Equity Securities by Issuer and Affiliated Purchases           20

        Item 4 Submission of Matters to a Vote of Security Holders                         20

        Item 6 Exhibits                                                                    20

Signatures                                                                                 21

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                 September 30, 2004    June 30, 2004
                                                                                 ------------------    -------------
CURRENT ASSETS:
 Cash and cash equivalents                                                           $  11,256           $  12,008
  Accounts receivable trade, net of allowance for doubtful
    accounts of $2,151 ($2,155 at June 30, 2004)                                        25,700              24,765
  Notes receivable, trade                                                               12,429              12,960
  Inventories, net                                                                      27,750              24,998
  Deferred taxes                                                                           452                 473
  Prepaid expenses and other                                                             4,816               5,448
                                                                                     ---------           ---------
                  Total Current Assets                                                  82,403              80,652
                                                                                     ---------           ---------

MARKETABLE SECURITIES:
 Cost $590 ($586 at June 30, 2004)                                                         564                 640
                                                                                     ---------           ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                                                      1,011                 977
 Machinery and equipment                                                                 3,510               3,314
 Furniture and fixtures                                                                  3,895               3,741
 Leasehold improvements                                                                    408                 408
 Capital leases                                                                            379                 371
                                                                                     ---------           ---------
                                                                                         9,203               8,811
 Less:  Accumulated depreciation and amortization                                       (4,689)             (4,271)
                                                                                     ---------           ---------
Net Property, Plant and Equipment                                                        4,514               4,540
                                                                                     ---------           ---------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost, less accumulated
  amortization of $4,288 ($4,224 at June 30, 2004)                                       2,398               2,259

GOODWILL, less accumulated amortization of $3,500 ($3,516 at June 30, 2004)             11,118              11,104

DEFERRED TAXES                                                                          12,178              12,151

OTHER ASSETS                                                                             4,187               3,925
                                                                                     ---------           ---------
TOTAL ASSETS                                                                         $ 117,362           $ 115,271
                                                                                     =========           =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 September 30, 2004    June 30, 2004
                                                                                 ------------------    -------------
CURRENT LIABILITIES:
   Loans payable                                                                     $   2,727           $   2,757
   Current portion of long-term debt                                                     1,050              20,523
   Accounts payable, trade                                                              12,976              11,615
   Notes payable, trade                                                                 11,653              10,840
   Accrued salaries, commissions, bonus and
    profit-sharing                                                                       5,639               6,808
   Customer deposits                                                                     2,839               2,785
   Accrued and withheld taxes                                                            2,084               2,184
   Income taxes payable                                                                  1,982               3,079
   Other accounts payable and accrued liabilities                                       13,073              11,687
                                                                                     ---------           ---------
                  Total current liabilities                                             54,023              72,278
                                                                                     ---------           ---------

LONG TERM LIABILITIES:
   Long-term debt                                                                       21,537               1,794
   Other long-term liabilities                                                           6,487               6,732
                                                                                     ---------           ---------
                  Total long-term liabilities                                           28,024               8,526
                                                                                     ---------           ---------
                  Total liabilities                                                     82,047              80,804
                                                                                     ---------           ---------

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized, 16,555,015 shares issued at September 30, 2004 and 16,529,348 shares
     issued at June 30, 2004                                                               166                 166
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
     2,137,883 shares issued at September 30, 2004 and June 30, 2004                        21                  21
   Capital contributed in excess of par value                                           57,045              57,017
   Accumulated Deficit                                                                 (11,948)            (12,667)
   Accumulated other comprehensive income                                                2,752               2,651
   Less: Treasury stock, at cost:
     Class A - 3,630,202 shares at September 30, 2004
       and June 30, 2004                                                                    --                  --
     Class B - 172,464 shares at September 30, 2004
       and June 30, 2004                                                               (12,721)            (12,721)
                                                                                     ---------           ---------
                  Total shareholders' equity                                            35,315              34,467
                                                                                     ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 117,362           $ 115,271
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       For the three months
                                                       ended September 30,
                                                      ---------------------
                                                        2004         2003
                                                        ----         ----
Net Sales                                             $ 39,997     $ 34,511
Cost of goods sold                                      27,906       23,742
                                                      --------     --------
Gross Profit                                            12,091       10,769
                                                      --------     --------

Operating Expenses:

 General and administrative                              3,991        3,641
 Selling                                                 3,342        2,673
 Engineering and development                             3,358        3,243
 Restructuring charges                                      --          382
                                                      --------     --------
                                                        10,691        9,939
                                                      --------     --------
Operating income                                         1,400          830
                                                      --------     --------

Other (income) expense:
 Interest expense                                          952          937
 Interest income                                           (23)         (26)
 Royalty income, net                                      (754)        (651)
 Other (income) expense, net                               (13)        (592)
                                                      --------     --------
                                                           162         (332)
                                                      --------     --------
  Income before income taxes                             1,238        1,162

Provision for income taxes                                 519          483
                                                      --------     --------
Net income                                            $    719     $    679
                                                      ========     ========
Net income per share - basic and diluted
   Income per share - basic                           $   0.05     $   0.05
   Income per share - diluted                         $   0.05     $   0.05
                                                      ========     ========

Weighted average shares outstanding:
   Basic                                                14,873       15,015
                                                      ========     ========
   Diluted                                              15,351       15,015
                                                      ========     ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)


                                 Class A                  Class B             Capital
                               Common Stock            Common Stock         Contributed
                               ------------            ------------         In Excess     Retained
                             Shares      Amount       Shares      Amount      of Par       Deficit
                             ------      ------       ------      ------      ------       -------
Balance at
 June 30, 2004             16,529,348     $166      2,137,883       $21       $57,017     $ (12,667)

Net income for the
  three months ended
  September 30, 2004                                                                            719

Translation
 adjustment

Unrealized gain on
  available-for-sale
  securities, net of
  tax

Unrealized loss on
  forward contracts,
  net of tax


Comprehensive
  Income


Shares issued
  Under Stock
  Option Plan                  25,667                                              28
                           ----------         ----  ---------       ---       -------     ---------

Balance at
September 30, 2004         16,555,015         $166  2,137,883       $21       $57,045     $ (11,948)
                           ==========         ====  =========       ===       =======     =========

                               Accumulated
                                  Other
                              Comprehensive         Treasury Stock
                                                   --------------               Comprehensive
                                 Income         Shares          Amount              Income
                                 ------         ------          ------              ------
Balance at
 June 30, 2004                  $ 2,651       (3,802,666)      $(12,721)

Net income for the
  three months ended
  September 30, 2004                                                                $ 719

Translation
 adjustment                         134                                               134

Unrealized gain on
  available-for-sale
  securities, net of
  tax                               (46)                                              (46)

Unrealized loss on
  forward contracts,
  net of tax                         13                                                13
                                                                                    -----

Comprehensive
  Income                                                                            $ 820
                                                                                    =====

Shares issued
  Under Stock
  Option Plan
                                -------       ----------       --------

Balance at
September 30, 2004              $ 2,752       (3,802,666)      $(12,721)
                                =======       ==========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               For the three months ended
                                                                               --------------------------
                                                                                      September 30,
                                                                                      -------------
                                                                                2004                2003
                                                                                ----                ----
Cash flows from operating activities:
 Net income                                                                   $    719            $    679
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                                464                 485
      Accrued retirement pay                                                      (165)                 75
      Provision for losses on accounts receivable                                   13                  10
      Restructuring charges                                                         --                 382
      Deferred income taxes                                                        (60)                 28
      Changes in assets and liabilities
         Accounts and notes receivable                                            (302)             (1,239)
         Inventories                                                            (2,493)                366
         Prepaid expenses and other                                              1,094                (313)
         Other assets                                                             (415)                 (3)
         Customer deposits                                                          27               1,039
         Accrued compensation                                                   (1,279)                  9
         Payments against restructuring charges                                   (175)               (474)
         Accounts and notes payable, trade                                       2,094               1,709
         Income taxes payable                                                   (1,081)               (374)
         Accrued and withheld taxes                                                (97)               (404)
         Other accounts payable and accrued liabilities                          1,597                 847
         Interest payable                                                         (229)               (266)
                                                                              --------            --------
               Net cash (used for) provided by operating activities               (288)              2,556
                                                                              --------            --------

Cash flows from investing activities:
   Additions of property, plant and equipment                                     (157)                (43)
   Additions of patents and trademarks                                            (216)               (135)
                                                                              --------            --------
        Net cash used by investing activities                                     (373)               (178)
                                                                              --------            --------

Cash flows from financing activities:
   Long-term and short-term debt borrowings                                         --              18,874
   Long-term and short-term debt repayments                                        (34)            (16,471)
   Principal payments under capital lease obligations                              (24)                (49)
   Payment of debt financing costs                                                (259)             (2,417)
   Proceeds of stock option exercise                                                26
   Other long-term liabilities                                                     120                (144)
                                                                              --------            --------
               Net cash used by financing activities                              (171)               (207)
                                                                              --------            --------

Effects of exchange rate changes                                                    80                 427
                                                                              --------            --------
Net (decrease) increase in cash and cash equivalents                              (752)              2,598
Cash and cash equivalents at beginning of period                                12,008               6,950
                                                                              --------            --------
Cash and cash equivalents at end of period                                    $ 11,256            $  9,548
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                               For the three months
                                               ended September 30,
                                               ---------------------
                                                2004            2003
                                                ----            ----
Cash paid during the period for:
   Interest                                    $1,181          $  959
   Income taxes                                $1,552          $  843

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

NOTE 2 - LONG TERM DEBT:

      On September 15, 2004, the Company amended its primary source of outside financing, the revolving credit agreement with Maple Bank GmbH. The amendment increased the size of the facility to $28,000,000 from $20,000,000, extended the maturity date of the loan to October 2008, and reduced the interest rates and annual fees associated with the agreement. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $10,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 5.125% for loans denominated in U.S. Dollars or (ii) 5.525% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 7.625% for EURO based borrowings and 7.5% for dollar based borrowings. Additionally, the amendment granted to the lender an option to acquire a maximum of $5,000,000 of equity securities (as defined in the amendment) should the Company choose to issue any such securities. The amended credit agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

                                                          JUNE 30, 2004                     SEPTEMBER 30, 2004
                                                   ---------------------------         ---------------------------
                                                     CURRENT        LONG-TERM           CURRENT        LONG-TERM
                                                   -----------     -----------         -----------     -----------
Revolving Credit Facility due October 1, 2008,
  interest rate 5.525% plus three-month
  Eurodollar rate .............................    $        --     $        --         $        --     $19,781,000
Revolving Credit Facility due August 15,
  2005, interest rate 10.00% plus three-
  month Eurodollar rate .......................     18,497,000              --                  --              --
Revolving Credit Facility due August 15,
  2005, interest rate 11.50% plus three-
  month Eurodollar rate .......................        970,000              --                  --              --
Term Loan payable by foreign subsidiary
  due December 8, 2006, interest rate 1.5% ....        919,000       1,379,000             909,000       1,364,000
Note payable by foreign subsidiary
  through 2008, interest rate 5.95% ...........        120,000         389,000             124,000         370,000
Notes payable by foreign subsidiary
  through February 2007, interest rates
  ranging from 4.58% to 4.67% .................         17,000          26,000              17,000          22,000
                                                   -----------     -----------         -----------     -----------
                                                   $20,523,000     $ 1,794,000         $ 1,050,000     $21,537,000
                                                   ===========     ===========         ===========     ===========

      The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $34,443,000, including $28,000,000 available under the Maple GmbH Credit Agreement. As of September 30, 2004, the Company had $25,315,000 outstanding under these credit facilities including $19,781,000 under the Maple GmbH Credit Agreement.

NOTE 3 - NET INCOME PER SHARE:

      Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share include 478,000 and zero additional shares issued under the Company's stock option plan, respectively for the three months ended September 30, 2004 and 2003, which represent potentially dilutive securities. Outstanding options to purchase 640,000 and 1,038,000 shares, respectively, of the Company's common stock for the three months ended September 30, 2004 and 2003, respectively, are not included in the above calculation to compute diluted net income per share as their exercise price exceeded their current market value of these shares.

NOTE 4  - OTHER COMPREHENSIVE INCOME (LOSS):

      Accumulated Other Comprehensive Income (Loss) ("AOCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets. AOCI consists of the following:

                                                September 30, 2004            June 30, 2004
                                                ------------------            -------------
                                                                (Unaudited)
Cumulative translation adjustments                  $ 2,859,000                $ 2,725,000
Unrealized gain on investments,
   net of deferred taxes of $11,000
   ($22,000 at June 30, 2004)                           (15,000)                    31,000
Unrealized gain (loss) on forward
   Contracts, net of tax                                  8,000                     (5,000)
Minimum pension liability, net of tax                  (100,000)                  (100,000)
                                                    -----------                -----------
                                                    $ 2,752,000                $ 2,651,000
                                                    ===========                ===========

NOTE 5 - INVENTORIES:

      Inventories consist of the following:

                          September 30, 2004          June 30, 2004
                          ------------------          -------------
                                         (Unaudited)
Raw materials                $12,981,000               $12,309,000
In process                     5,406,000                 4,130,000
Finished goods                 9,363,000                 8,559,000
                             -----------               -----------
                             $27,750,000               $24,998,000
                             ===========               ===========

      Foreign currency translation effects increased inventories by $259,000 from June 30, 2004 to September 30, 2004.

NOTE 6 - DERIVATIVES:

      During the three months ended September 30, 2004 and 2003, the Company had currency futures contracts that qualified as cash flow hedges. The gain or loss on these cash flow hedges was recorded in AOCI and will be recognized when the hedged items affect earnings.

      Unrealized net gains (losses) included in AOCI are as follows:

                                               September 30, 2004      September 30, 2003
                                               ------------------      ------------------
Balance at beginning of period                      $ (5,000)               $ (4,000)
Additional gains (losses), net                         8,000                 (13,000)
Amounts reclassified to earnings, net                  5,000                   6,000
                                                    --------                --------
Balance at end of period                            $  8,000                $(11,000)
                                                    ========                ========

      Additionally, during the quarter ended September 30, 2003, the effects of an interest rate swap, then in effect, to convert variable rate debt into fixed rate debt, increased interest expense $148,000 and the adjustment to fair value of the ineffective portion of the swap resulting in a gain of $149,000 was recorded in other income and expense. The swap matured in October 2003.

      The unrealized net gain of $8000 at September 30, 2004 is comprised of net gains on currency futures contracts, which expire at various times through the year, and are expected to be reclassified to earnings during the year.

NOTE 7 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

      The changes in the carrying amount of goodwill for the three months ended September 30, 2004 are as follows:

                                                                     Accessories and Controls
                                                                     ------------------------
                                                  Gross                    Accumulated                     Net
                                              Carrying Amount              Amortization                 Book Value
                                              ---------------              ------------                ------------
Balance as of July 1, 2004                     $ 14,620,000                $  3,516,000                $ 11,104,000
Effects of currency translation                      (2,000)                    (16,000)                     14,000
                                               ------------                ------------                ------------
Balance as of September 30, 2004               $ 14,618,000                $  3,500,000                $ 11,118,000
                                               ============                ============                ============

Intangible assets subject to amortization are comprised of the following:

                                           As of September 30, 2004                          As of June 30, 2004
                                           ------------------------                          -------------------
                                       Gross                                             Gross
                                      Carrying               Accumulated                Carrying               Accumulated
Intangible Assets:                     Amount                Amortization                Amount                Amortization
------------------                   ----------              ------------              ----------              ------------
Patents and trademarks               $6,686,000               $4,288,000               $6,483,000               $4,224,000
Other                                   916,000                  705,000                  923,000                  668,000
                                     ----------               ----------               ----------               ----------
Total                                $7,602,000               $4,993,000               $7,406,000               $4,892,000
                                     ==========               ==========               ==========               ==========

      Amortization expense associated with these intangible assets was $161,000 and $164,000, respectively, for the three months ended September 30, 2004 and 2003. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 8 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

      The following table details the components of the restructuring charges and the remaining reserve balances as of September 30, 2004 and June 30, 2004 related to the March 2000 Plan.

      Activity related to the March 2000 Plan in the three months ended September 30, 2004 was as follows:

                                               Remaining               Payments                 Remaining
                                               Reserve                  Against                 Reserve
                                             June 30, 2004              Reserve             September 30, 2004
                                             -------------             ---------            ------------------
Facility lease termination costs......         $ 792,000               $(113,000)               $ 679,000
                                               ---------               ---------                ---------
Total program.........................         $ 792,000               $(113,000)               $ 679,000
                                               =========               =========                =========

      Facility lease termination costs will be paid through April 2006.

      The following table details the components of the restructuring charges and the remaining reserve balances as of September 30, 2004 and June 30, 2004 related to the August 2002 Plan.

      Activity related to the August 2002 Plan in the three months ended September 30, 2004 was as follows:

                                              Remaining               Payments              Remaining
                                               Reserve                Against                Reserve
                                            June 30, 2004             Reserve           September 30, 2004
                                            -------------             -------           ------------------
Severance..............................        $151,000               $(19,000)               $132,000
Facility lease termination costs.......         158,000                (43,000)                115,000
Other costs............................          32,000                     --                  32,000
                                               --------               --------                --------
Total program..........................        $341,000               $(62,000)               $279,000
                                               ========               ========                ========

      Severance and lease termination costs will be paid through October 2006.

NOTE 9  - PENSION AND OTHER POST-RETIREMENT BENEFITS:

The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans for the three months ended September 30, 2004 and 2003:

                                                           Pension Benefits
                                                          --------------------
                                                          For the three months
                                                          Ended September 30,
                                                          -------------------
                                                      2004                    2003
                                                    --------                --------
Service cost                                        $ 67,000                $ 66,000
Interest cost                                         15,000                  15,000
Expected return on plan assets                        (1,000)                 (1,000)
Amortization of transition obligation                  3,000                   3,000
Amortization of net actuarial gain                         -                  (8,000)
                                                    --------                --------
Net periodic benefit cost                           $ 84,000                $ 75,000
                                                    ========                ========

      During the three months ended September 30, 2004 and 2003 the Company made no contributions to the plans.

NOTE 10 - BUSINESS SEGMENT INFORMATION:

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

      The tables below present information about reported segments for the three months ended September 30, 2004 and 2003 (in thousands).

                                                    Three months ended
                                                       September 30,
                                                       -------------
                                                        (Unaudited)
                                                        -----------
                                                  2004             2003
                                                  ----             ----
Net Sales:
   Accessories and Controls                  $      39,997    $        34,511
                                             -------------    ---------------
          Total Net Sales                    $      39,997    $        34,511
                                             =============    ===============

      Foreign currency translation effects increased net sales by $2,593,000 for the three months ended September 30, 2004.

                                                     Three months ended
                                                        September 30,
                                                        -------------
                                                         (Unaudited)
                                                         -----------
                                                     2004               2003
                                                     ----               ----
Operating income (loss):
  Accessories and Controls                         $  3,299          $  2,504
  Corporate                                          (1,899)           (1,674)
                                                   --------          --------
       Total operating income (loss)                  1,400               830
Interest expense, net                                  (929)             (911)
Royalty income, net                                     754               651
Other income (expense), net                              13               592
                                                   --------          --------
       Income (loss) from
         continuing operations
         before income taxes                       $  1,238          $  1,162
                                                   ========          ========

      Included in operating income for the three months ended September 30, 2003 are restructuring charges of $379,000 related to accessories and controls and $3,000 related to corporate.

                                                        September 30,           June 30,
                                                          2004                   2004
                                                          ----                   ----
                                                        (Unaudited)
Identifiable assets:
  Accessories and Controls                           $       103,766        $    100,956
  Corporate                                                   13,596              14,315
                                                     ---------------        ------------
        Total identifiable assets                    $       117,362        $    115,271
                                                     ===============        ============

NOTE 11 - STOCK OPTIONS:

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

      The pro forma net income (loss) and income (loss) per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended September 30, 2004 and 2003 (in thousands):

                                                                        Three Months Ended
                                                                          September 30,
                                                                          -------------
                                                                           (Unaudited)
                                                                 2004                  2003
                                                                 ----                  ----
Net income (loss), as reported                              $           719       $           679
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects
                                                                        (13)                  (26)
                                                            ---------------       ---------------
Pro forma net income (loss)                                 $           706       $           653
                                                            ===============       ===============
Income (loss) per share:
   Basic and diluted - as reported                          $          0.05       $          0.05
                                                            ===============       ===============
   Basic and diluted - pro forma                            $          0.05       $          0.04
                                                            ===============       ===============

      On August 17, 2004, the Compensation and Stock Option Committee and, for options granted to the Chief Executive Officer, the Independent Directors, of the Board of Directors of the Company granted non-qualified options to purchase 360,000 shares of Class A common stock to certain executives and key employees under the Company's 1996 Stock Option Plan (the "1996 Plan") at an exercise price of $3.41 per share, the fair market value on the date of grant.

NOTE 12 - CUSTOMERS:

      During the three months ended September 30, 2004, two customers each accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 18% and 16% of the Company's net sales for the three months ended September 30, 2004 and 2003, respectively, and Mitsubishi accounted for approximately 10% for the three months ended September 30, 2004 and 2003.

NOTE 13 - WARRANTY COSTS:

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

                                                                                 Warranty Amount
                                                                                 ---------------
                                                                            2004                  2003
                                                                            ----                  ----
Warranty reserve at June 30, 2004 and 2003                             $     2,714,000       $     1,665,000
Additional warranty expense accruals                                           987,000               853,000
Payments against reserve                                                      (888,000)             (786,000)
Effects of currency rate fluctuations                                           56,000                49,000
                                                                       ---------------       ---------------
Warranty reserve at September 30, 2004 and 2003                        $     2,869,000       $     1,781,000
                                                                       ===============       ===============

NOTE 14 - LEGAL PROCEEDINGS AND SETTLEMENTS:

      On November 14, 2002, the Dusseldorf Higher Regional Court ("DHRC") announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG ("Technotrans"). Subsequent to November 14, 2002, Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. That court has not yet reached a decision on the appeal. Technotrans also filed to revoke the Company's patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company's patent. Technotrans has appealed that judgment. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain resulting from the DHRC judgment; however, the Company is considering a claim for damages based on the favorable rulings in both the patent infringement case and the patent validity confirmation.

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, (vii) competitive market influences. Additional factors are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. There have been no material changes during the three months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

CONSOLIDATED RESULTS

      Net sales for the three months ended September 30, 2004 increased by $5,486,000, or 16%, to $39,997,000 from $34,511,000 for the three months ended
September 30, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $2,593,000 in the current period. Excluding the effects of currency translation net sales increased $2,893,000 or 8%.

The net sales increase reflects increased sales in Europe, $2,100,000 in the commercial cleaning systems market, particularly in Germany, and the newspaper cleaning systems market in Sweden. In Asia, particularly Japan, net sales increased approximately $600,000. Increased sheeter sales in the commercial market, related to timing of customer orders were partially offset by lower revenue in the newspaper market. In the Americas, particularly the U.S., sales were relatively flat.

      Gross profit for the three months ended September 30, 2004 was $12,091,000 (30.2% of net sales) as compared to $10,769,000 (31.2% of net sales) for the three months ended September 30, 2003, an increase of $1,322,000 or 12.2%. Currency rate fluctuations increased gross profit by $824,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have increased by $498,000. Gross profit as a percentage of net sales decreased primarily due to an unfavorable mix of products particularly in Japan, higher material costs for imported products in the U.S. as a result of the declining U.S. dollar coupled with unfavorable absorption in the U.S., partially offset by improved volume in Germany.

      Selling, general and administrative expenses amounted to $7,333,000 for the three months ended September 30, 2004 as compared to $6,314,000 for the same period in the prior fiscal year, (both amounts representing 18.3% of respective period sales) a increase of $1,019,000 or 16.1%. Currency rate fluctuations increased these expenses by $369,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $650,000. Selling expenses increased by $460,000, which primarily relates to increased compensation costs in Germany and higher test installation costs in Sweden. General and administrative expenses increased by $190,000 primarily in the U.S. due to increased compensation and consulting costs in the period.

      Engineering and development expenses increased by $115,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $217,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $102,000 in the current period. This decrease relates primarily to decreased employee compensation and related costs. As a percentage of net sales, engineering and development expenses decreased to 8.3% for the three months ended September 30, 2003 compared to 9.4% for the same period in the prior fiscal year.

      The Company recorded restructuring charges of $0 for the three months ended September 30, 2004 compared to $382,000 for the same period in the prior fiscal year. The restructuring charge in the prior fiscal year period primarily represented employment reductions in the United States and the United Kingdom announced in August 2003 associated with the restructuring activities initiated in August 2002 (the "August 2002 Plan").

      Interest expense for the three months ended September 30, 2004 was $952,000 as compared to $937,000 for the three months ended September 30, 2003. Currency rate fluctuations increased interest expense by $85,000 in the current period. Otherwise, interest expense would have decreased by $70,000. This decrease reflects the maturity of a swap arrangement in October 2003, which increased interest expense $148,000 for the quarter ended September 30, 2003. Interest income remained generally flat and amounted to $23,000 and $26,000 for the three months ended September 30, 2004 and 2003, respectively.

      Net royalty income for the three months ended September 30, 2004 was $754,000 as compared to $651,000 for the three months ended September 30, 2003.

      Other income (expense), net amounted to income of $13,000 for the three months ended September 30, 2004 compared to income of $592,000 for the three months ended September 30, 2003. Other income (expense), net includes net foreign currency transaction gains of $13,000 and $518,000 for the three months ended September 30, 2004 and 2003, respectively. The decrease is primarily attributable to prior year currency fluctuations associated with the Company's then outstanding loan from Maple Bank GmbH. During fiscal year 2004 the loan was a dollar based loan recorded on the books of the Company's Netherland subsidiary and subject to foreign currency fluctuations. During the quarter ended September 30, 2004 the loan was converted from a dollar based loan to euro based loan. Additionally, included in other income and (expense) for the three months ended September 30, 2003 is income resulting from the ineffective portions of derivative financial instruments which qualify as cash flow hedge gains of $151,000 and expenses of ($186,000) related to the write off of deferred alternative financing costs.

      The Company recorded an income tax provision of $519,000 for the three months ended September 30, 2004 as compared to $483,000 for the three months ended September 30, 2003.

The effective tax rate of 41.9% (41.6% for the quarter ended September 30, 2003) for the three months ended September 30, 2004, reflects taxable income in the higher tax jurisdictions in which tax loss carryforwards are not available or are subject to limitations. The effective tax rate for the three months ended September 30, 2004 differs from the statutory rate as no benefit is recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not.

      The Company's net income amounted to $719,000 for the three months ended September 30, 2004, compared to net income of $679,000 for the three months ended September 30, 2003. Currency rate fluctuations increased net income by $75,000 in the current period. Net income per share amounted to $0.05 basic and diluted for the three months ended September 30, 2004 and for the three months ended September 30, 2003.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the three months ended September 30, 2004 increased by $5,486,000, or 16%, to $39,997,000 from $34,511,000 for the three months ended
September 30, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,593,000; otherwise, net sales would have increased by $2,893,000 in the current period.

      Operating income amounted to $3,299,000 (8.2% of net sales) for the three months ended September 30, 2004, as compared to an operating income of $2,504,000 (7.3% of net sales) for the same period in the prior fiscal year, an increase of $795,000. Currency rate fluctuations increased the current fiscal year's operating income by $255,000 otherwise operating income would have increased by $540,000. This increase is primarily the result of the improved sales volume noted above coupled with zero restructuring expense in the quarter ended September 30, 2004 versus $379,000 of restructuring expense recorded in the period ended September 30, 2003.

              LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2004

      Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                               2004                         2003
                                                               ----                         ----
Cash provided by (used for):
Operating activities                                    $       (288,000)            $     2,556,000
Investing activities                                            (373,000)                   (178,000)
Financing activities                                            (171,000)                   (207,000)
Effect of exchange rate changes on cash                           80,000                     427,000
                                                        ----------------             ---------------
Net (decrease) increase in cash and
  cash equivalents                                      $       (752,000)            $     2,598,000
                                                        ================             ===============

      Cash provided by operating activities decreased $2,844,000 during the quarter ended September 30, 2004 versus the prior year period. Management incentive compensation plan payments, commensurate with fiscal year 2004 results, of $1,700,000, higher income tax payments of $700,000 particularly in Japan, coupled with a build up in inventory in anticipation of second quarter shipments primarily account for the change.

      The Company utilized $373,000 and $178,000 for investing activities for the three months ended September 30, 2004 and 2003 respectively, for additions to property, plant and equipment and patents and trademarks.

      On September 15, 2004, the Company amended its primary source of outside financing, the revolving credit agreement with Maple Bank GmBH. The amendment increased the size of the facility to $28,000,000 from $20,000,000, extended the maturity date of the loan to October 2008, and reduced the interest rates and annual fees associated with the agreement. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $10,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus (i) 5.125% for loans denominated in U.S. Dollars or (ii) 5.525% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event however, may the interest rate be less than 7.625% for EURO based borrowings and 7.5% for dollar based borrowings. Additionally, the agreement granted to the lender an option to acquire a maximum of $5,000,000 of equity securities (as defined in the amendment) should the Company choose to issue any such securities. The amended credit agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Management also expects that as a result of the aforementioned amendment and full amortization of fiscal year 2004 debt financing costs that reported interest expense for the full year ending June 30, 2005 will be approximately $2,000,000 lower than fiscal year ended June 30, 2004.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $34,443,000, including $28,000,000 available under the Maple GmbH Credit Agreement. As of September 30, 2004, the Company had $25,315,000 outstanding under these credit facilities including $19,781,000 under the Maple GmbH Credit Agreement.

      The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary are sufficient to finance its working capital and other capital requirements through the term of the credit agreement with Maple.

      At September 30, 2004 and June 30, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

      The following summarizes the Company's contractual obligations at September 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                  Fiscal Years ending June 30,
                                            Total at
                                            September
                                            30, 2004    2005*        2006         2007       2008       2009       2010
                                            --------    -----        ----         ----       ----       ----       ----
                                                                                                                     and
                                                                                                                  thereafter
Contractual Obligations:
Loans payable                               $    2,727  $   2,727    $      -     $     -    $     -    $     -    $     -
Capital lease obligations                          229         77          85          35         19         13          -
Long-term debt                                  22,588      1,031       1,043         578        124     19,812          -
Non-cancelable operating lease obligations      11,015      3,346       3,742       2,012      1,100        769         46
                                            ----------  ---------    --------     -------    -------    -------    -------
Total contractual cash obligations          $   36,559  $   7,181    $  4,870     $ 2,625    $ 1,243    $20,594    $    46
                                            ==========  =========    ========     =======    =======    =======    =======

*Includes only the remaining nine months of the fiscal year ending June 30, 2005.

IMPACT OF INFLATION

      The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. There have been no material changes during the three months ended September 30, 2004.

ITEM 4: CONTROLS AND PROCEDURES:

      The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter September 30,2004, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial

Officer have concluded that the Company's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 2. PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASES

      There has been no activity under the Company's stock repurchase program for the quarter ended September 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Stockholders was held on November 9, 2004.

(b) A brief description of matters voted upon and the results of the voting follows:

Proposal 1 - To elect two Class II Directors to serve for three-year terms or until their respective successors are elected and qualify.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                                   Total Vote for             Total Vote Withheld
                                   Each Director              from Each Director
                                   -------------              ------------------
Class A
Mark T. Becker                        12,022,778                   87,390
Class B
Gerald A. Nathe                       13,808,160                        0

ITEM 6. EXHIBITS

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

Dated: November 15, 2004