Form 10-Q
period 2004-12-31
BALDWIN TECHNOLOGY CO INC
filed 2005-02-14
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[Mark one]

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For quarter ended December 31, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ___________

                         Commission file number 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  13-3258160
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          Twelve Commerce Drive, Shelton, Connecticut            06484
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code: 203-402-1000
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      YES [ ]              NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at January 31, 2005
---------------------           -------------------------------
Class A Common Stock
      $0.01 par value                      12,945,147

Class B Common Stock
      $0.01 par value                      1,965,419

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                           Page
                                                                                           ----
Part I  Financial Information

        Item 1   Financial Statements

                 Consolidated Balance Sheets at December 31, 2004 (unaudited) and
                 June 30, 2004                                                              1-2

                 Consolidated Statements of Income for the three
                 and six months ended December 31, 2004 (unaudited)
                 and 2003 (unaudited)                                                        3

                 Consolidated Statements of Changes in Shareholders'
                 Equity for the six months ended December 31, 2004 (unaudited)               4

                 Consolidated Statements of Cash Flows for the six
                 months ended December 31, 2004 (unaudited) and
                 2003 (unaudited)                                                           5-6

                 Notes to Consolidated Financial Statements (unaudited)                     7-15

        Item 2   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                     16-22

        Item 3   Quantitative and Qualitative Disclosures About
                 Market Risk                                                                 22

        Item 4   Controls and Procedures                                                     22

Part II          Other Information

        Item 2   Purchases of Equity Securities of Issuer and Affiliated Purchases           23

        Item 6   Exhibits                                                                    23

Signatures                                                                                   24

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                    December 31, 2004       June 30, 2004
                                                                                    -----------------       -------------
CURRENT ASSETS:
 Cash and cash equivalents                                                            $      12,667         $      12,008
 Accounts receivable trade, net of allowance for doubtful
    accounts of $2,211 ($2,155 at June 30, 2004)                                             26,488                24,765
  Notes receivable, trade                                                                    12,225                12,960
  Inventories, net                                                                           27,778                24,998
  Deferred taxes                                                                                494                   473
  Prepaid expenses and other                                                                  5,195                 5,448
                                                                                      -------------         -------------
                  Total Current Assets                                                       84,847                80,652
                                                                                      -------------         -------------

MARKETABLE SECURITIES:
 Cost $643 ($586 at June 30, 2004)                                                              648                   640
                                                                                      -------------         -------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                                                           1,116                   977
 Machinery and equipment                                                                      3,930                 3,314
 Furniture and fixtures                                                                       4,336                 3,741
 Leasehold improvements                                                                         432                   408
 Capital leases                                                                                 416                   371
                                                                                      -------------         -------------
                                                                                             10,230                 8,811
 Less:  Accumulated depreciation and amortization                                            (5,558)               (4,271)
                                                                                      -------------         -------------
Net Property, Plant and Equipment                                                             4,672                 4,540
                                                                                      -------------         -------------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost, less accumulated amortization of $4,443 ($4,224 at June 30, 2004)
                                                                                              2,424                 2,259

GOODWILL, less accumulated amortization of $3,760 (3,227 at June 30, 2004)
                                                                                             11,963                11,104

DEFERRED TAXES                                                                               12,254                12,151

OTHER ASSETS                                                                                  4,617                 3,925
                                                                                      -------------         -------------

TOTAL ASSETS                                                                          $     121,425         $     115,271
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         December 31, 2004              June 30, 2004
                                                                         -----------------              -------------
CURRENT LIABILITIES:
   Loans payable                                                         $          2,929               $       2,757
   Current portion of long-term debt                                                1,131                      20,523
   Accounts payable, trade                                                         14,055                      11,615
   Notes payable, trade                                                            11,035                      10,840
   Accrued salaries, commissions, bonus and profit-sharing                          5,512                       6,808
   Customer deposits                                                                3,662                       2,785
   Accrued and withheld taxes                                                       2,104                       2,184
   Income taxes payable                                                             2,166                       3,079
   Other accounts payable and accrued liabilities                                  11,307                      11,687
                                                                         ----------------               -------------
                  Total current liabilities                                        53,901                      72,278
                                                                         ----------------               -------------

LONG TERM LIABILITIES:
   Long-term debt                                                                  22,947                       1,794
   Other long-term liabilities                                                      7,242                       6,732
                                                                         ----------------               -------------
                  Total long-term liabilities                                      30,189                       8,526
                                                                         ----------------               -------------
                  Total liabilities                                                84,090                      80,804
                                                                         ----------------               -------------

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
     16,575,349 shares issued (16,529,348 shares at June 30, 2004)                    166                         166
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
     2,137,883 shares issued (2,137,883 shares at June 30, 2004)                       21                          21
   Capital contributed in excess of par value                                      57,065                      57,017
   Accumulated Deficit                                                            (11,160)                    (12,667)
   Accumulated other comprehensive income                                           3,964                       2,651
   Less: Treasury stock, at cost:
     Class A - 3,630,202 shares, Class B - 172,464 shares at
       December 31, 2004 and June 30, 2004                                        (12,721)                    (12,721)
                                                                         ----------------               -------------
                  Total shareholders' equity                                       37,335                      34,467
                                                                         ----------------               -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $        121,425               $     115,271
                                                                         ================               =============

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      For the three months             For the six months
                                                                       ended December 31,              ended December 31,
                                                                  ----------------------------    ----------------------------
                                                                      2004             2003           2004             2003
                                                                  -----------      -----------    -----------      -----------
Net Sales                                                         $    41,232      $    39,443    $    81,229      $    73,954
Cost of goods sold                                                     28,525           26,646         56,431           50,388
                                                                  -----------      -----------    -----------      -----------
Gross Profit                                                           12,707           12,797         24,798           23,566
                                                                  -----------      -----------    -----------      -----------
Operating Expenses:
 General and administrative                                             3,959            4,670          7,950            8,311
 Selling                                                                3,623            3,305          6,965            5,978
 Engineering and development                                            3,864            3,315          7,222            6,558
 Restructuring charges                                                      -               43              -              425
                                                                  -----------      -----------    -----------      -----------
                                                                       11,446           11,333         22,137           21,272
                                                                  -----------      -----------    -----------      -----------
Operating income                                                        1,261            1,464          2,661            2,294
                                                                  -----------      -----------    -----------      -----------
Other (income) expense:
 Interest expense                                                         571            1,418          1,523            2,355
 Interest income                                                          (30)             (30)           (53)             (56)
 Royalty income, net                                                     (763)            (900)        (1,517)          (1,551)
 Other (income) expense, net                                              137           (1,038)           124           (1,630)
                                                                  -----------      -----------    -----------      -----------
                                                                          (85)            (550)            77             (882)
                                                                  -----------      -----------    -----------      -----------
 Income before income taxes                                             1,346            2,014          2,584            3,176

Provision for income taxes                                                558              790          1,077            1,273
                                                                  -----------      -----------    -----------      -----------
Net income                                                        $       788      $     1,224    $     1,507      $     1,903
                                                                  ===========      ===========    ===========      ===========

Net income (loss) per share - basic and diluted
   Income per share - basic                                       $      0.05      $      0.08    $      0.10      $      0.13
   Income per share - diluted                                            0.05             0.08           0.10             0.13
                                                                  -----------      -----------    -----------      -----------

Weighted average shares outstanding:
   Basic                                                               14,901           15,015         14,887           15,015
                                                                  ===========      ===========    ===========      ===========
   Diluted                                                             15,319           15,245         15,335           15,130
                                                                  ===========      ===========    ===========      ===========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)

                                       Class B Common    Capital                Accumulated
                 Class A Common Stock      Stock       Contributed                 Other           Treasury Stock      Comprehensive
                 -------------------- ---------------- in Excess of Accumulated Comprehensive  ----------------------- -------------
                  Shares      Amount   Shares   Amount     Par        Deficit   Income (loss)    Shares       Amount   Income (loss)
                 ----------  -------- --------- ------ ------------ ----------- -------------  -----------  ---------- -------------
Balance at
  June 30, 2004  16,529,348  $    166 2,137,883 $   21  $    57,017 $  (12,667) $       2,651  (3,802,666)  $ (12,721)

Net income for
  the six months
  ended December
  31, 2004                                                               1,507                                         $      1,507

Translation
  adjustment                                                                            1,359                                 1,359

Unrealized gain
  on available-
  for-sale
  securities,
  net of tax                                                                              (28)                                  (28)

Unrealized loss
  on forward
  contracts, net
  of tax                                                                                  (18)                                  (18)
                                                                                                                       ------------
Comprehensive
  Income                                                                                                               $       2,820
                                                                                                                       ============
Shares issued
  under Stock
  Option Plan        46,001                                      48
                 ----------  -------- --------- ------ ------------ ----------  -------------  ----------   ---------
Balance at
December 31,2004 16,575,349  $    166 2,137,883 $   21 $     57,065 $  (11,160) $       3,964  (3,802,666)  $ (12,721)
                 ==========  ======== ========= ====== ============ ==========  =============  ==========   =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        For the six months ended
                                                                              December 31,
                                                                 --------------------------------------
                                                                      2004                   2003
                                                                 --------------          --------------
Cash flows from operating activities:
 Net income                                                      $        1,507          $        1,903
 Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                          972                     913
     Accrued retirement pay                                                  80                     197
     Provision for losses on accounts receivable                             51                      29
     Restructuring charges                                                    -                     425
     Deferred income taxes                                                   21                      23
     Changes in assets and liabilities:
       Accounts and notes receivable                                      1,533                     662
       Inventories                                                         (815)                   (817)
       Prepaid expenses and other                                           837                    (848)
       Other assets                                                        (636)                    213
       Customer deposits                                                    543                     686
       Accrued compensation                                              (1,956)                    694
       Payments against restructuring charges                              (347)                   (997)
       Accounts and notes payable, trade                                  1,064                   1,500
       Income taxes payable                                                (989)                    211
       Accrued and withheld taxes                                           (80)                   (287)
       Other accounts payable and accrued liabilities                      (495)                   (739)
       Interest payable                                                     (84)                     74
                                                                 --------------          --------------
           Net cash provided by operating activities                      1,206                   3,842
                                                                 --------------          --------------

Cash flows from investing activities:
   Additions of property, plant and equipment                              (312)                   (203)
   Additions of patents and trademarks                                     (317)                   (269)
                                                                 --------------          --------------
       Net cash (used) by investing activities                             (629)                   (472)
                                                                 --------------          --------------

Cash flows from financing activities:
   Long-term and short-term debt borrowings                                   -                  22,271
   Long-term and short-term debt repayments                                (535)                (18,874)
   Principal payments under capital lease obligations                       (61)                    (64)
   Payment of debt financing costs                                         (259)                 (2,457)
   Other long-term liabilities                                               78                      (9)
   Proceeds from stock option plan                                           48                       0
                                                                 --------------          --------------
           Net cash (used) provided by financing activities                (729)                    867
                                                                 --------------          --------------

Effects of exchange rate changes                                            811                   1,491
                                                                 --------------          --------------

Net increase in cash and cash equivalents                                   659                   5,728
Cash and cash equivalents at beginning of period                         12,008                   6,950
                                                                 --------------          --------------
Cash and cash equivalents at end of period                       $       12,667          $       12,678
                                                                 ==============          ==============

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                           For the six months
                                           ended December 31,
                                         ----------------------
                                          2004           2003
                                         -------        -------
Cash paid during the period for:
   Interest                              $ 1,607        $ 2,429
   Income taxes                          $ 2,029        $ 1,007

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

      In December 2004,the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) "Share Based Payment". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company currently accounts for its stock option plans under the recognition and measurement principals of APB 25. As all previously issued stock option awards granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation costs related to stock option grants are currently reflected in net income. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005, therefore, the effective date for the Company is July 1, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans will be recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted. The cumulative effect of initially applying SFAS 123(R) is to be recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company will recognize stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The ultimate impact on future years results of operation and financial position will depend upon the level of stock based compensation granted in future years. The Company estimates the additional compensation expense associated with its current outstanding awards will be $165,000 after tax for fiscal year ending June 30, 2006.

      On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. Some of the key relief provisions of the new Act include a temporary incentive for U.S. multinationals to repatriate foreign earnings, a new domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. multinationals. Some of the key revenue-raising provisions of the Act include repeal of a U.S. export tax incentive known as the "extraterritorial income exclusion" (ETI), new tax shelter penalties, restrictions on deferred compensation, and numerous other provisions aimed at specific transactions. The Company is currently evaluating the impact of the new law.

      Additionally, the FASB issued SFAS No. 151 related to inventory costs and SFAS No. 153 related to exchanges of non-monetary assets. Adoption of these amendments to Accounting Research Bulletin No. 43 and Accounting Principles Board Opinion No. 29 are not expected to have a material effect on the Company's results of operations and financial position.

NOTE 3 - LONG TERM DEBT:

      On September 15, 2004, the Company amended its primary source of outside financing, the revolving credit agreement (the "Maple Credit Agreement") with Maple Bank GmbH ("Maple"). The amendment increased the size of the facility to $28,000,000 from $20,000,000, extended the maturity date of the loan to October 2008, and reduced the interest rates and annual fees associated with the Agreement. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $10,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Maple Credit Agreement) plus
(i) 5.125% for loans denominated in U.S. Dollars or (ii) 5.525% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter. In no event however, may the interest rate be less than 7.625% for EURO based borrowings and 7.5% for dollar-based borrowings. Additionally, the amendment granted to the lender an option to acquire a maximum of $5,000,000 of equity securities (as defined in the amendment) should the Company choose to issue any such securities. The amended credit agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

                                                         JUNE 30, 2004               DECEMBER 31, 2004
                                                  --------------------------    --------------------------
                                                   CURRENT       LONG-TERM       CURRENT       LONG-TERM
                                                  -----------    -----------    -----------    -----------
Revolving Credit Facility due October 1, 2008,
  interest rate 5.525% plus three-month
  Eurodollar rate (2.153% at December 31)         $       ---    $       ---    $       ---    $21,579,000
Revolving Credit Facility due August 15,
  2005, interest rate 10.00% plus three-
  month Eurodollar rate ......................     18,497,000            ---            ---            ---
Revolving Credit Facility due August 15,
  2005, interest rate 11.50% plus three-
  month Eurodollar rate ......................        970,000            ---            ---            ---
Term Loan payable by foreign subsidiary
  due December 8, 2006, interest rate 1.5% ...        919,000      1,379,000        976,000        977,000
Note payable by foreign subsidiary
  through 2008, interest rate 5.95% ..........        120,000        389,000        136,000        372,000
Notes payable by foreign subsidiary
  through February 2007, interest rates
  ranging from 4.58% to 4.67% ................         17,000         26,000         19,000         19,000
                                                  -----------    -----------    -----------    -----------
                                                  $20,523,000    $ 1,794,000    $ 1,131,000    $22,947,000
                                                  ===========    ===========    ===========    ===========

      The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $34,404,000, including $28,000,000 available under the Maple Credit Agreement. As of December 31, 2004, the Company had $27,934,000 outstanding under these credit facilities with $22,506,000 (including letters of credit) outstanding under the Maple Credit Agreement.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

      Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share include 418,000 and 448,000 additional shares, respectively for the three and six months ended December 31, 2004 and 115,000 and 230,000 additional shares, respectively, for the three and six months ended December 31, 2003, which represent potentially dilutive securities. Outstanding options to purchase 687,000 and 931,000 shares of the Company's common stock for the six months ended December 31, 2004 and 2003 respectively, are not included in the above calculation to compute diluted net income per share as they have an anti-dilutive effect.

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS):

      Accumulated Other Comprehensive Income (Loss) ("AOCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets. AOCI consists of the following:

                                         December 31, 2004    June 30, 2004
                                         -----------------    -------------
Cumulative translation adjustments       $       4,084,000    $   2,725,000
Unrealized gain on investments,
 net of deferred taxes of $2,000
 ($22,000 at June 30, 2004)                          3,000           31,000
Unrealized gain (loss) on forward
 Contracts, net of tax                             (23,000)          (5,000)
Minimum pension liability, net of tax             (100,000)        (100,000)
                                         -----------------    -------------
                                         $       3,964,000    $   2,651,000
                                         =================    =============

NOTE 6 - INVENTORIES:

      Inventories consist of the following:

                December 31, 2004  June 30, 2004
                -----------------  -------------
Raw materials   $      13,342,000  $  12,309,000
In process              4,950,000      4,130,000
Finished goods          9,486,000      8,559,000
                -----------------  -------------
                $      27,778,000  $  24,998,000
                =================  =============

      Foreign currency translation effects increased inventories by $1,965,000 from June 30, 2004 to December 31, 2004.

NOTE 7 - DERIVATIVES:

      During the six months ended December 31, 2004 and 2003, the Company had currency futures contracts that qualified as cash flow hedges. The gain or loss on these cash flow hedges was recorded in AOCI and will be recognized when the hedged items affect earnings.

      Unrealized net gains (losses) included in AOCI are as follows:

                                        December 31, 2004    December 31, 2003
                                        -----------------    -----------------
Balance at beginning of period              $   (5,000)          $  (4,000)
Additional gains (losses), net                 (13,000)            (49,000)
Amounts reclassified to earnings, net           (5,000)             23,000
                                            ----------           ---------
Balance at end of period                    $  (23,000)          $ (30,000)
                                            ==========           =========

      Additionally, during the quarter and six months ended December 31, 2003, the effects of an interest rate swap, then in effect, to convert variable rate debt into fixed rate debt, increased interest expense $48,000 and $196,000, respectively and the adjustment to fair value of the ineffective portion of the swap resulting in a gain for the three and six months ended December 31, 2003 of $48,000 and $196,000, respectively was recorded in other income and expense. The swap matured in October 2003.

      The unrealized net loss of $23,000 at December 31, 2004 is comprised of net losses on currency futures contracts, which expired at various times through January 28, 2004, and were reclassified to earnings during that period.

NOTE 8 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

      The changes in the carrying amount of goodwill for the six months ended December 31, 2004 are as follows:

                                             Accessories and Controls
                                             ------------------------
                                   Gross Carrying    Accumulated         Net
                                       Amount        Amortization     Book Value
                                   --------------   -------------    ------------
Balance as of July 1, 2004         $   14,620,000   $  (3,516,000)    $11,104,000
Effects of currency translation         1,103,000        (244,000)        859,000
                                   --------------   -------------     -----------
Balance as of December 31, 2004    $   15,723,000   $  (3,760,000)    $11,963,000
                                   ==============   =============     ===========

Intangible assets subject to amortization are comprised of the following:

                           As of December 31, 2004      As of June 30, 2004
                          -------------------------  -------------------------
                             Gross                     Gross
                           Carrying    Accumulated    Carrying     Accumulated
Intangible Assets:          Amount     Amortization    Amount     Amortization
------------------        ----------   ------------  ----------   --------------
Patents and trademarks    $6,867,000    $4,443,000   $6,483,000    $4,224,000
Other                      1,024,000       786,000      923,000       668,000
                          ----------    ----------   ----------    ----------
Total                     $7,891,000    $5,229,000   $7,406,000    $4,892,000
                          ==========    ==========   ==========    ==========

      Amortization expense associated with these intangible assets was $207,000 and $368,000, respectively, for the three and six months ended December 31, 2004 and $110,000 and $274,000, respectively for the three and six months ended December 31, 2003. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 9 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

      The following table details the components of the restructuring charges and the remaining reserve balances as of December 31, 2004 and June 30, 2004 related to the March 2000 Plan.

      Activity related to the March 2000 Plan in the six months ended December 31, 2004 was as follows:

                                                        Payments                              Remaining
                                    Remaining Reserve   Against           Reserve              Reserve
                                    June 30, 2004       Reserve      Recharacterization   December 31, 2004
                                    -----------------   ---------    ------------------   -----------------
Facility lease termination costs..      $ 792,000       $(235,000)       $(557,000)           $       0
                                        ---------       ---------        ---------            ---------
Total program ....................      $ 792,000       $(235,000)       $(557,000)           $       0
                                        =========       =========        =========            =========

      The recharacterization of facility lease termination costs relates to the assumption of the pre-existing lease obligation by the lessor of the Company's new office space. The value of this incentive has been recharacterized as a deferred credit and will be amortized on a straight line basis over the life of the new lease.

      The following table details the components of the restructuring charges and the remaining reserve balances as of December 31, 2004 and June 30, 2004 related to the August 2002 Plan.

      Activity related to the August 2002 Plan in the six months ended December 31, 2004 was as follows:

                                      Remaining      Payments         Remaining
                                      Reserve         Against          Reserve
                                    June 30, 2004     Reserve      December 31, 2004
                                    -------------    ---------     -----------------
Severance ........................  $     151,000    $ (42,000)       $  109,000
Facility lease termination costs..        158,000      (43,000)          115,000
Other costs ......................         32,000      (27,000)            5,000
                                    -------------    ---------        ----------
Total program ....................  $     341,000    $(112,000)       $  229,000
                                    =============    =========        ==========

      Severance and lease termination costs will be paid through October 2006.

NOTE 10 - PENSION AND OTHER POST-RETIREMENT BENEFITS:

The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans for the three months ended December 31, 2004 and 2003:

                                            Pension Benefits            Pension Benefits
                                            ----------------            ----------------
                                          For the three months         For the six months
                                           ended December 31,           ended December 31,
                                          -------------------          ------------------
                                           2004          2003          2004          2003
                                         ---------     ---------     ---------     ----------
Service cost                             $  67,000     $  57,000     $ 134,000     $  123,000
Interest cost                               15,000        16,000        30,000         31,000
Expected return on plan assets              (1,000)       (1,000)       (2,000)        (2,000)
Amortization of transition obligation        3,000         4,000         6,000          7,000
Amortization of net actuarial gain               -        (6,000)            -        (14,000)
                                         ---------     ---------     ---------     ----------
Net periodic benefit cost                $  84,000     $  70,000     $ 168,000     $  145,000
                                         =========     =========     =========     ==========

      During the six months ended December 31, 2004 and 2003 the Company made contributions to the plans of $173,000 and $144,000, respectively.

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

      The tables below present information about reported segments for the three and six months ended December 31, 2004 and 2003 (in thousands).

                             Three months ended     Six months ended
                                December 31,           December 31,
                                -----------            ------------
                                (Unaudited)            (Unaudited)
                                -----------            ------------
                              2004       2003       2004       2003
                             -------    -------    -------    -------
Net Sales:
 Accessories and Controls    $41,232    $39,443    $81,229    $73,954
                             -------    -------    -------    -------
    Total Net Sales          $41,232    $39,443    $81,229    $73,954
                             =======    =======    =======    =======

      Foreign currency translation effects increased net sales by $2,091,000 and $4,684,000, respectively for the three and six months ended December 31, 2004.

                                      Three months ended       Six months ended
                                         December 31,             December 31,
                                         ------------             ------------
                                         (Unaudited)              (Unaudited)
                                         -----------              -----------
                                       2004        2003        2004        2003
                                     --------     -------     -------     -------
Operating income:
  Accessories and Controls            $ 3,105     $ 3,601     $ 6,405     $ 6,105
  Corporate                            (1,844)     (2,137)     (3,744)     (3,811)
                                      -------     -------     -------     -------
   Total operating income               1,261       1,464       2,661       2,294
Interest expense, net                    (541)     (1,388)     (1,470)     (2,299)
Royalty income, net                       763         900       1,517       1,551
Other income (expense), net              (137)      1,038        (124)      1,630
                                      -------     -------     -------     -------
  Income from continuing
   operations before income taxes     $ 1,346     $ 2,014     $ 2,584     $ 3,176
                                      =======     =======     =======     =======

      Included in operating income are restructuring charges of $43,000 and $425,000, respectively for the three and six months ended December 31, 2003.


                                 December 31,   June 30,
                                    2004          2004
                                 ------------   --------
                                       (Unaudited)
Identifiable assets:
  Accessories and Controls       $    106,536   $100,956
  Corporate                            14,889     14,315
                                 ------------   --------
    Total identifiable assets    $    121,425   $115,271
                                 ============   ========

NOTE 12 - STOCK OPTIONS:

      On January 1, 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS 148"), which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. Baldwin continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for stock-based compensation. In accordance with APB No. 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant. The exercise price for all stock option awards previously granted equaled the fair market value of the underlying Common Stock on the date of grant, therefore no compensation expense is recorded.

      The pro forma net income and income per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended December 31, 2004 and 2003 (in thousands):

                                      Three months ended       Six months ended
                                          December 31,           December 31,
                                          ------------           ------------
                                          (Unaudited)            (Unaudited)
                                          -----------            -----------
                                       2004        2003         2004       2003
                                      -------     -------     --------    -------
Net income, as reported               $   788     $ 1,224     $  1,507    $ 1,903

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax
 effects                                  (13)        (25)         (26)       (51)
                                      -------     -------     --------    -------
Pro forma net income                  $   775     $ 1,199     $  1,481    $ 1,852
                                      =======     =======     ========    =======

Income per share:
   Basic and diluted - as reported    $  0.05     $  0.08     $   0.10    $  0.13
                                      =======     =======     ========    =======
   Basic and diluted - pro forma      $  0.05     $  0.08     $   0.10    $  0.12
                                      =======     =======     ========    =======

      On August 17, 2004, the Compensation and Stock Option Committee and, for options granted to the Chief Executive Officer, the Independent Directors, of the Board of Directors of the Company granted non-qualified options to purchase 360,000 shares of Class A common stock to executives and key employees under the Company's 1996 Stock Option Plan (the "1996 Plan") at an exercise price of $3.41 per share, the fair market value on the date of grant. On November 10, 2004, under the 1996 Plan, six non-employee Directors were automatically granted options to purchase 30,000 shared of Class A common stock at an exercise price of $3.25 per share, the fair market value on the date of the grant.

NOTE 13 - CUSTOMERS:

      During the three and six months ended December 31, 2004, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 18% of the Company's net sales for each of the three and six months ended December 31, 2004 and approximately 16% of the Company's net sales for each of the three and six months ended December 31, 2003.

NOTE 14 - WARRANTY COSTS:

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

                                                        Warranty Amount
                                                  ---------------------------
                                                     2004            2003
                                                  -----------     -----------
Warranty reserve at June 30, 2004 and 2003        $ 2,714,000     $ 1,665,000
Additional warranty expense accruals                2,171,000       1,990,000
Payments against reserve                           (2,128,000)     (1,807,000)
Effects of currency rate fluctuations                 303,000         172,000
                                                  -----------     -----------
Warranty reserve at December 31, 2004 and 2003    $ 3,060,000     $ 2,020,000
                                                  ===========     ===========

NOTE 15 - LEGAL PROCEEDINGS AND SETTLEMENTS:

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

SIX MONTHS ENDED DECEMBER 31, 2004 VS. SIX MONTHS ENDED DECEMBER 31, 2003

CONSOLIDATED RESULTS

      Net sales for the six months ended December 31, 2004 increased by $7,275,000, or 10%, to $81,229,000 from $73,954,000 for the six months ended
December 31, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $4,684,000 in the current period, otherwise, net sales would have increased by $2,591,000.

      The net sales increase reflects increased sales in Europe, $1,835,000 in the commercial systems market, particularly in Germany, and in spray dampening and water systems markets serviced by Sweden. Increased penetration into selected OEMs and improving market conditions led to the improved revenue. In Asia, particularly Japan, net sales increased $819,000 due to higher sheeter and water systems sales into the commercial market. In the Americas, particularly the U.S. sales were relatively flat.

      Gross profit for the six months ended December 31, 2004 was $24,798,000 (30.5% of net sales) as compared to $23,566,000 (31.9% of net sales) for the six months ended December 31, 2003, an increase of $1,232,000 or 5.0%. Currency rate fluctuations increased gross profit by $1,547,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have decreased by $316,000. Gross profit as a percentage of net sales decreased primarily due to an unfavorable mix of products, and higher material cost, particularly in Japan coupled with higher material costs for imported products into the United States as a result of the weak U.S. dollar and unfavorable absorption in the U.S. Partially offsetting these declines were volume improvements particularly in Germany.

      Selling, general and administrative expenses amounted to $14,915,000 (18.4% of net sales) for the six months ended December 31, 2004 as compared to $14,289,000 (19.3% of net sales) for the same period in the prior fiscal year, an increase of $626,000 or 4.3%. Currency rate fluctuations increased these expenses by $712,000 in the current period. Otherwise, selling, general and administrative expenses would have remained flat. Selling expenses increased by $575,000, which primarily relates to increased compensation and travel associated costs in Europe coupled with higher test installation costs at perspective customer sites, in response to improving market activities. General and administrative expenses decreased by $657,000 primarily due to lower incentive compensation accruals.

      Engineering and development expenses increased by $663,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $453,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $209,000 in the current period. This increase relates primarily to increased product management employee related costs. As a percentage of net sales, engineering and development expenses remained at 8.9% for the six months ended December 31, 2004 and 2003.

      The Company recorded restructuring charges of $0 for the six months ended December 31, 2004 compared to $425,000 for the same period in the prior fiscal year. The restructuring charge in the prior fiscal year primarily represented additional employment reductions in the United States and the United Kingdom announced in August 2003 associated with restructuring activities initiated in August 2002 ( the "August 2002 Plan").

      Interest expense for the six months ended December 31, 2004 was $1,523,000 as compared to $2,355,000 for the six months ended December 31, 2003. Currency rate fluctuations increased interest expense by $140,000 in the current period. Otherwise, interest expense would have decreased by $972,000. This decrease was primarily due to lower interest rates in effect during the six months ended December 31, 2004 as a result of the new credit agreement with Maple Bank GmbH ("Maple"), which was entered into on September 15, 2004 and lower deferred debt financing cost amortization during the period associated with Maple. Additionally, interest expense, for the six month period ended December 31, 2003 included $196,000 associated with an interest rate swap, which expired on October 30, 2003. Interest income amounted to $53,000 and $56,000 for the six months ended December 31, 2004 and 2003, respectively. Currency rate fluctuations decreased interest income by $22,000 in the current period.

      Net royalty income for the six months ended December 31, 2004 was $1,517,000 as compared to $1,551,000 for the six months ended December 31, 2003.

      Other income (expense), net amounted to expense of $124,000 for the six months ended December 31, 2004 compared to income of $1,630,000 for the six months ended December 31, 2003. Other income (expense), net includes net foreign currency transaction (losses) of $107,000 and gains of $1,610,000 for the six months ended December 31, 2004 and 2003, respectively. The decrease is primarily attributable to currency fluctuations associated with the Maple loan. During fiscal year 2004 the loan was a dollar based loan recorded on the books of the Company's Netherlands subsidiary and subject to foreign currency fluctuations. During the quarter ended September 30, 2004 the loan was converted from a dollar based loan to a euro based loan. Additionally, included in other income and expense for the six months ended December 31, 2003 is income related to an interest rate swap which ceased to qualify as a hedge of $197,000 and expense of $291,000 related to the write off of deferred alternative financing costs.

      The Company recorded an income tax provision of $1,077,000 for the six months ended December 31, 2004 as compared to $1,273,000 for the six months ended December 31, 2003. The effective tax rate of 41.7% for the six months ended December 31, 2004 is primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carryforwards are not available. The effective tax rate for the six months ended December 31, 2004 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not.

      The Company's net income amounted to $1,507,000 for the six months ended December 31, 2004, compared to a net income of $1,903,000 for the six months ended December 31, 2003. Currency rate fluctuations increased net income by $113,000 in the current period. Net income per share amounted to $0.10 basic and diluted for the six months ended December 31, 2004, as compared to net loss per share of $0.13 basic and diluted for the six months ended December 31, 2003.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the six months ended December 31, 2004 increased by $7,275,000, or 10%, to $81,229,000 from $73,954,000 for the six months ended
December 31, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $4,684,000; otherwise, net sales would have increased by $2,591,000 in the current period.

      Operating income amounted to $6,405,000 (7.9% of net sales) for the six months ended December 31, 2004, as compared to an operating income of $6,105,000 (8.3% of net sales) for the same period in the prior fiscal year, an increase of $300,000. Excluding currency rate fluctuations operating income would have remained flat in the current period.

THREE MONTHS ENDED DECEMBER 31, 2004 VS. THREE MONTHS ENDED DECEMBER 31, 2003

CONSOLIDATED RESULTS

      Net sales for the three months ended December 31, 2004 increased by $1,789,000, or 4.5%, to $41,232,000 from $39,443,000 for the three months ended
December 31, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $2,090,000 in the current period, otherwise, net sales would have decreased by $302,000.

The net sales decrease relates primarily to lower newspaper cleaning system sales in Europe and commercial cleaning systems sales in the United States. Partially offsetting these declines were higher commercial cleaning and water systems shipments in Asia, particularly Japan.

      Gross profit for the three months ended December 31, 2004 was $12,707,000 (30.8% of net sales) as compared to $12,797,000 (32.4% of net sales) for the three months ended December 31, 2003, a decrease of $90,000. Currency rate fluctuations increased gross profit by $723,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have decreased by $813,000. Unfavorable sales mix in Sweden and Japan, coupled with higher material costs for imported products and unfavorable absorption in the United States primarily account for the decline. Partially offsetting these declines were volume improvements in Germany.

      Selling, general and administrative expenses amounted to $7,582,000 (18.3% of net sales) for the three months ended December 31, 2004 as compared to $7,975,000 (20.2% of net sales) for the same period in the prior fiscal year, a decrease of $393,000 or 4.9%. Currency rate fluctuations increased these expenses by $340,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $733,000. Selling expenses increased by $112,000, which primarily relates to increased compensation, travel costs and office operations. General and administrative expenses decreased by $845,000 primarily due to lower incentive compensation accruals.

      Engineering and development expenses increased by $549,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $236,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $313,000 in the current period. This increase relates primarily to and travel related costs, outside subcontractor costs and office operation costs. As a percentage of net sales, engineering and development expenses increased to 9.4% for the three months ended December 31, 2004 compared to 8.4% for the same period in the prior fiscal year.

         The Company recorded restructuring charges of $0 for the three months ended December 31, 2004 compared to $43,000 for the same period in the prior fiscal year. These restructuring charges represent additional costs associated with both the March 2000 Plan and August 2002 Plan, which were expensed as incurred.

         Interest expense for the three months ended December 31, 2004 was $571,000 as compared to $1,418,000 for the three months ended December 31, 2003. Currency rate fluctuations increased interest expense by $55,000 in the current period. Otherwise, interest expense would have decreased by $902,000. This decrease was primarily due to lower interest rates in effect for the three months ended December 31, 2004 as a result of the new credit agreement with Maple Bank GmbH ("Maple"), which was entered into on September 15, 2004 and lower deferred debt financing cost amortization during the period associated with Maple. Additionally, interest expense for the three months ended December 31,2003 included expense of $48,000 associated with an interest rate swap which expired on October 30, 2003. Interest income amounted to $30,000 for the three months ended December 31, 2004 and 2003.

      Net royalty income for the three months ended December 31, 2004 was $763,000 as compared to $900,000 for the three months ended December 31, 2003. The decrease in royalty income in the current period is primarily due to a decline in the number of units sold by the Company's licensees.

      Other income (expense), net amounted to expense of $137,000 for the three months ended December 31, 2004 compared to income of $1,038,000 for the three months ended December 31, 2003. Other income (expense), net includes net foreign currency transaction losses of $119,000 and gains of $1,092,000 for the three months ended December 31, 2004 and 2003, respectively. The decrease is primarily attributable to currency fluctuations associated with the Maple loan. During fiscal year 2004 the loan was a dollar-based loan recorded on the books of the Company's Netherlands subsidiary and subject to foreign currency fluctuations. During the quarter ended September 30, 2004 the loan was converted from a dollar based loan to a euro based loan. Additionally included in other income and expense for the three months ended December 31, 2003 were gains of $48,000 related to an interest rate swap which ceased to qualify as a hedge and expense of $106,000 related to the write off of deferred alternative financing costs.

      The Company recorded an income tax provision of $558,000 for the three months ended December 31, 2004 as compared to $790,000 for the three months ended December 31, 2003. The effective tax rate of 41.5% for the three months ended December 31, 2004 is primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carryforwards are not available. The effective tax rate for the three months ended December 31, 2004 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not.

      The Company's net income amounted to $788,000 for the three months ended December 31, 2004, compared to $1,224,000 for the three months ended December 31, 2003. Net income per share amounted to $0.05 basic and diluted for the three months ended December 31, 2004, as compared to $0.08 basic and diluted for the three months ended December 31, 2003.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the three months ended December 31, 2004 increased by $1,789,000, or 4.5%, to $41,232,000 from $39,443,000 for the three months ended
December 31, 2003. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $2,090,000; otherwise, net sales would have remained essentially flat in the current period.

      Operating income amounted to $3,105,000 (7.5% of net sales) for the three months ended December 31, 2004, as compared to $3,601,000 (9.17% of net sales) for the same period in the prior fiscal year, a decrease of $496,000. Currency rate fluctuations increased the current fiscal year's operating income by $158,000. Otherwise, operating income would have decreased by $654,000 in the current period. This decrease is primarily the result of the effects of the lower gross margins noted above coupled with the aforementioned higher selling and engineering expenses.

              LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2004

      Cash flows from operating, investing and financing activities, as reflected in the six months ended December 31 in the Consolidated Statement of Cash Flows, are summarized as follows:

                                               2004           2003
                                            -----------    -----------
Cash provided by (used for):
Operating activities                        $ 1,206,000    $ 3,842,000
Investing activities                           (629,000)      (472,000)
Financing activities                           (729,000)       867,000
Effect of exchange rate changes on cash         811,000      1,491,000
                                            -----------    -----------
Net increase in cash and cash equivalents   $   659,000    $ 5,728,000
                                            ===========    ===========

      Cash provided by operating activities decreased $2,636,000 during the six months ended December 31, 2004 versus the prior year period. Management incentive compensation plan payments, commensurate with fiscal year 2004 results, of $1,800,000, and higher income tax payments of $1,022,000, particularly in Japan and Germany, coupled with a build up in inventory in anticipation of second half shipments primarily account for the change.

      The Company utilized $629,000 and $472,000 for investing activities for the six months ended December 31, 2004 and 2003 respectively, for additions to property, plant and equipment and patents and trademarks.

      On September 15, 2004, the Company amended its primary source of outside financing, the revolving credit agreement (the "Maple Credit Agreement") with Maple Bank GmbH ("Maple"). The amendment increased the size of the facility to $28,000,000 from $20,000,000, extended the maturity date of the loan to October 2008, and reduced the interest rates and annual fees associated with the Maple Credit Agreement. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $10,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Maple Credit Agreement) plus
(i) 5.125% for loans denominated in U.S. Dollars or (ii) 5.525% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Maple Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter. In no event however, may the interest rate be less than 7.625% for EURO based borrowings and 7.5% for dollar-based borrowings. Additionally, the Maple Credit Agreement granted to Maple an option to acquire a maximum of $5,000,000 of equity securities (as defined in the Maple Credit Amendment) should the Company choose to issue any such securities. The Maple Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Management also expects that as a result of the aforementioned amendment and full amortization of fiscal year 2004 debt financing costs that reported interest expense for the full year ending June 30, 2005 will be approximately $2,000,000 lower than for fiscal year ended June 30, 2004.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $34,404,000, including $28,000,000 available under the Maple Credit Agreement. As of December 31, 2004, the Company had $27,934,000 outstanding under these credit facilities with $22,506,000 (including letters of credit) under the Maple Credit Agreement.

      The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the Maple Credit Agreement.

      At December 31, 2004 and June 30, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

      The following summarizes the Company's contractual obligations at December 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                        Fiscal Years ending June 30,
                                             Total at                                                             2010
                                             December                                                             and
                                             30, 2004     2005*      2006       2007       2008       2009     thereafter
                                             --------   --------   --------   --------   --------   --------   ----------
Contractual Obligations:
Loans payable                                $  2,929   $    976   $  1,953   $      -   $      -   $      -   $        -
Capital lease obligations                         223         57         92         39         21         14            -
Long-term debt                                 24,078        583      1,123        624        135     21,613            -
Non-cancelable operating lease obligations     13,316      2,235      3,914      2,549      1,621      1,222        1,775
                                             --------   --------   --------   --------   --------   --------   ----------
Total contractual cash obligations           $ 40,546   $  3,851   $  7,082   $  3,212   $  1,777   $ 22,849   $    1,775
                                             ========   ========   ========   ========   ========   ========   ==========

*Includes only the last six months of the fiscal year ending June 30, 2005.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. There have been no material changes during the six months ended December 31, 2004.

ITEM 4: CONTROLS AND PROCEDURES:

      The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter December 31,2004, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

      Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report from management in its annual report for the year ending June 30, 2006 and in subsequent annual reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent registered public accounting firm have issued an attestation report on management's assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company intends to initiate a process to document and evaluate its internal controls over financial reporting during the third quarter of the fiscal year ending June 30, 2005.

                           PART II: OTHER INFORMATION

ITEM 2. PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASES

      There has been no activity under the Company's stock repurchase program for the quarter ended December 31, 2004.

ITEM 6. EXHIBITS

(a) Exhibits

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

Dated: February 14, 2005