Form 10-Q
period 2005-03-31
BALDWIN TECHNOLOGY CO INC
filed 2005-05-16
CIK 805792

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[Mark one]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For quarter ended March 31, 2005

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

            2 Trap Falls Road, Suite 402, Shelton, Connecticut 06484
            ----------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 203-402-1000

              Twelve Commerce Drive, Shelton, Connecticut 06484
    ---------------------------------------------------------------------
    (former name, former address and former fiscal year, if changed since last report)

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

      YES  [ ]                                             NO  [X]

      The number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2005 is as follows:

              Class                                Outstanding at May 4, 2005
              -----                                --------------------------
      Class A Common Stock
            $0.01 par value                                12,945,147
      Class B Common Stock
            $0.01 par value                                 1,965,419

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                                   Page
                                                                                                   -----
Part I      Financial Information

            Item 1    Financial Statements

                      Consolidated Balance Sheets at March 31, 2005 (unaudited) and June
                      30, 2004 (unaudited)                                                          1-2

                      Consolidated Statements of Operations for the three and nine months
                      ended March 31, 2005 (unaudited) and 2004 (unaudited)                          3

                      Consolidated Statements of Changes in Stockholders' Equity for the
                      nine months ended March 31, 2005 (unaudited)                                   4

                      Consolidated Statements of Cash Flows for the nine months ended
                      March 31, 2005 (unaudited) and 2004 (unaudited)                               5-6

                      Notes to Consolidated Financial Statements (unaudited)                       7-15

            Item 2    Unregistered Sales of Equity Securities and Use of Proceeds                  16-22

            Item 3    Quantitative and Qualitative Disclosures About Market Risk                    22

            Item 4    Controls and Procedures                                                      22-23

Part II     Other Information

            Item 2    Unregistered Sales of Equity Securities and Use of Proceeds                   23

            Item 6    Exhibits                                                                      23

Signatures                                                                                          24

                        BALDWIN TECHNOLOGY COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS

                                                                            March 31, 2005     June 30, 2004
                                                                            --------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                $       11,037     $      12,008
   Accounts receivable trade, net of allowance for doubtful
      accounts of $2,077 ($2,155 at June 30, 2004)                                  26,667            24,765
   Notes receivable, trade                                                          10,488            12,960
   Inventories, net                                                                 24,191            24,998
   Deferred taxes                                                                      473               473
   Prepaid expenses and other                                                        3,979             5,448
                                                                            --------------     -------------
         Total Current Assets                                                       76,835            80,652
                                                                            --------------     -------------
MARKETABLE SECURITIES:
   Cost $622 ($586 at June 30, 2004)                                                   686               640
                                                                            --------------     -------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land and buildings                                                                1,043               977
   Machinery and equipment                                                           3,301             3,314
   Furniture and fixtures                                                            4,213             4,149
   Capital leases                                                                      417               371
                                                                            --------------     -------------
                                                                                     8,974             8,811
   Less: Accumulated depreciation and amortization                                  (4,763)           (4,271)
                                                                            --------------     -------------
Net Property, Plant and Equipment                                                    4,211             4,540
                                                                            --------------     -------------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost
   Less accumulated amortization of $4,503 ($4,224 at June 30, 2004)                 2,511             2,259

GOODWILL, less accumulated amortization of $3,601 ($3,227 at June 30,
   2004)                                                                            11,494            11,104

DEFERRED TAXES                                                                      12,174            12,151

OTHER ASSETS                                                                         4,332             3,925
                                                                            --------------     -------------
TOTAL ASSETS                                                                $      112,243     $     115,271
                                                                            ==============     =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       March 31,        June 30,
                                                                                         2005             2004
                                                                                      -----------      ----------
CURRENT LIABILITIES:
   Loans payable                                                                      $     2,798      $    2,757
   Current portion of long-term debt                                                        1,079          20,523
   Accounts payable, trade                                                                 12,003          11,615
   Notes payable, trade                                                                     9,779          10,840
   Accrued salaries, commissions, bonus and profit-sharing                                  6,540           6,808
   Customer deposits                                                                        3,782           2,785
   Accrued and withheld taxes                                                               1,898           2,184
   Income taxes payable                                                                     1,720           3,079
   Other accounts payable and accrued liabilities                                          10,917          11,687
                                                                                      -----------      ----------
      Total Current Liabilities                                                            50,516          72,278
                                                                                      -----------      ----------
LONG-TERM LIABILITIES:
   Long-term debt                                                                          17,150           1,794
   Other long-term liabilities                                                              6,664           6,732
                                                                                      -----------      ----------
      Total long-term liabilities                                                          23,814           8,526
                                                                                      -----------      ----------
         Total Liabilities                                                                 74,330          80,804
                                                                                      -----------      ----------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
      16,575,349 shares issued (16,529,348 shares at June 30, 2004)                           166             166
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
      2,137,883 shares issued (2,137,883 shares at June 30, 2004)                              21              21
   Capital contributed in excess of par value                                              57,065          57,017
   Retained deficit                                                                        (9,651)        (12,667)
   Accumulated other comprehensive income                                                   3,033           2,651
   Less: Treasury stock, at cost:  Class  A - 3,630,202 shares, Class B - 172,464
      shares at March 31, 2005 and June 30, 2004                                          (12,721)        (12,721)
                                                                                      -----------      ----------
      Total Stockholders' Equity                                                           37,913          34,467
                                                                                      -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   112,243      $  115,271
                                                                                      ===========      ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    For the three months     For the nine months
                                                       ended March 31,         ended March 31,
                                                    --------------------    ----------------------
                                                      2005        2004        2005         2004
                                                    ---------   --------    ---------    ---------
Net sales                                           $  43,673   $ 42,770    $ 124,902    $ 116,724
Cost of goods sold                                     29,232     29,389       85,663       79,777
                                                    ---------   --------    ---------    ---------
Gross profit                                           14,441     13,381       39,239       36,947
                                                    ---------   --------    ---------    ---------

Operating expenses:
   General and administrative                           4,877      4,071       12,827       12,381
   Selling                                              3,364      3,424       10,329        9,401
   Engineering and development                          4,104      3,724       11,326       10,282
   Restructuring charges                                 (338)         -         (338)         426
                                                    ---------   --------    ---------    ---------
                                                       12,007     11,219       34,144       32,490
                                                    ---------   --------    ---------    ---------
Operating income                                        2,434      2,162        5,095        4,457
                                                    ---------   --------    ---------    ---------

Other expense (income):
   Interest expense                                       462      1,383        1,985        3,738
   Interest income                                        (26)       (34)         (79)         (90)
   Royalty income, net                                   (280)    (1,217)      (1,797)      (2,767)
   Other expense (income), net                            (95)       648           29         (981)
                                                    ---------   --------    ---------    ---------
                                                           61        780          138         (100)
                                                    ---------   --------    ---------    ---------
Income before income taxes                              2,373      1,382        4,957        4,557
Provision for income taxes                                864        677        1,941        1,949
                                                    ---------   --------    ---------    ---------
Net income                                          $   1,509   $    705    $   3,016    $   2,608
                                                    =========   ========    =========    =========

Net income (loss) per share - basic and diluted:
   Income per share - basic                         $    0.10   $   0.05    $    0.20    $    0.17
                                                    ---------   --------    ---------    ---------
   Income per share - diluted                       $    0.10   $   0.05    $    0.20    $    0.17
                                                    =========   ========    =========    =========
Weighted average shares outstanding:
   Basic                                               14,911     15,015       14,895       15,015
                                                    =========   ========    =========    =========
   Diluted                                             15,274     15,429       15,315       15,229
                                                    =========   ========    =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)


                            Class A           Class B          Capital             Accumulated
                         Common Stock       Common Stock    Contributed                Other      Treasury Stock
                       ----------------- ------------------  In Excess  Retained  Comprehensive --------------------  Comprehensive
                         Shares   Amount   Shares    Amount    of Par    Deficit      Income      Shares      Amount      Income
                       ---------- ------ ----------  ------ ----------- --------  ------------- ----------    ------  --------------
Balance at
 June 30, 2004         16,529,348 $  166  2,137,883  $   21 $    57,017 $(12,667) $       2,651 (3,802,666) $(12,721)

Net income for the
 nine months ended
 March 31, 2005                                                            3,016                                          $ 3,016

Translation
 adjustment                                                                                 405                               405

Unrealized gain on
 available-for-sale
 securities, net of
 tax                                                                                          7                                 7

Unrealized gain on
 forward contracts,
 net of tax                                                                                 (30)                              (30)
                                                                                                                          -------

Shares issued under
 Stock Option Plan         46,001                                    48

Comprehensive
 Income                                                                                                                   $ 3,398
                                                                                                                          =======

Balance at             ---------- ------  ---------  ------ ----------- --------  ------------- ----------  --------
 March 31, 2005        16,575,349 $  166  2,137,883  $   21 $    57,065 $ (9,651) $       3,033 (3,802,666) $(12,721)
                       ========== ======  =========  ====== =========== ========  ============= ==========  ========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    For the nine months ended
                                                                            March 31,
                                                                    -------------------------
                                                                        2005         2004
                                                                    ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $      3,016   $    2,608
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        1,210        1,324
      Accrued retirement pay                                                 173          225
      Provision for losses on accounts receivable                             76           86
      Write off of fixed assets                                               80            -
      Restructuring charges                                                 (338)         424
      Deferred income taxes                                                    5            2
      Changes in assets and liabilities:
         Accounts and notes receivable                                     1,646       (2,117)
         Inventories                                                       1,651         (910)
         Prepaid expenses and other                                        2,001        1,394
         Other assets                                                       (430)         260
         Customer deposits                                                   631          654
         Accrued compensation                                               (633)         968
         Payments against restructuring charges                             (469)      (1,166)
         Accounts and notes payable, trade                                (1,303)         997
         Income taxes payable                                             (1,373)        (123)
         Accrued and withheld taxes                                         (286)        (181)
         Other accounts payable and accrued liabilities                     (457)        (100)
         Interest payable                                                    (95)          77
                                                                    ------------   ----------
            Net cash provided by operating activities                      5,105        4,422
                                                                    ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property, plant and equipment                               (473)        (358)
   Additions of patents and trademarks                                      (498)        (373)
                                                                    ------------   ----------
            Net cash (used) by investing activities                         (971)        (731)
                                                                    ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term and short-term borrowings                                         -       22,409
   Long-term and short-term debt repayments                               (5,234)     (19,557)
   Principal payments under capital lease obligations                        (93)         (70)
   Payment of debt financing costs                                          (259)      (2,533)
   Other long-term liabilities                                                54           62
   Proceeds of stock option exercise                                          48            -
                                                                    ------------   ----------
            Net cash (used) provided by financing activities              (5,484)         311
                                                                    ------------   ----------

Effect of exchange rate changes                                              379        1,412
                                                                    ------------   ----------

Net (decrease) increase in cash and cash equivalents                        (971)       5,414
Cash and cash equivalents at beginning of period                          12,008        6,950
                                                                    ------------   ----------
Cash and cash equivalents at end of period                          $     11,037   $   12,364
                                                                    ============   ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

Supplemental disclosures of cash flow information:

                                                For the nine months ended
                                                         March 31,
                                                -------------------------
                                                  2005             2004
                                                --------         --------
Cash paid during the period for:
   Interest                                     $  2,080         $  3,815
   Income taxes                                 $  3,286         $  1,924

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

      In December 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) No. 123 (revised
2004), (SFAS 123(R)) "Share Based Payment". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company currently accounts for its stock option plans under the recognition and measurement principals of APB 25. As all previously issued stock option awards granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation costs related to stock option grants are currently reflected in net income. SFAS 123(R) is effective as of the annual reporting period that begins after June 15, 2005, therefore, the effective date for the Company is July 1, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans will be recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted. The effect of initially applying SFAS 123(R) is to be recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company will recognize stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The ultimate impact on future years results of operation and financial position will depend upon the level of stock based compensation granted in future years. The Company estimates the additional compensation expense associated with its current outstanding awards will be $165,000 after tax for fiscal year ending June 30, 2006. The Securities and Exchange Commission's (SEC) recent adoption of a new rule that amends the compliance dates for SFAS 123R does not affect the Company's implementation date.

      On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. Some of the key relief provisions of the new Act include a temporary incentive for U.S. multinationals to repatriate foreign earnings, a new domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. multinationals. Some of the key revenue-raising provisions of the Act include repeal of a U.S. export tax incentive known as the "extraterritorial income exclusion" (ETI), new tax shelter penalties, restrictions on deferred compensation, and numerous other provisions aimed at specific transactions. The Company is currently evaluating the impact of the new law, among other means, for possible repatriation of cash in the future.

      Additionally, the FASB issued SFAS No. 151 related to inventory costs and SFAS No. 153 related to exchanges of non-monetary assets. Adoption of these amendments to Accounting Research Bulletin No. 43 and Accounting Principles Board Opinion No. 29 are not expected to have a material effect on the Company's results of operations and financial position.

NOTE 3 - REVOLVING CREDIT FACILITY:

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

                                                               JUNE 30, 2004                       MARCH 31, 2005
                                                     ---------------------------------     -----------------------------
                                                        CURRENT           LONG-TERM          CURRENT         LONG-TERM
                                                     --------------    ---------------     ------------    -------------
Revolving Credit Facility due October 1, 2008,
  interest rate 5.525% plus three-month
  Eurodollar rate (2.153% at March 31)............   $           --    $            --     $         --    $  15,885,000
Revolving Credit Facility due August 15,
  2005, interest rate 10.00% plus three-
  month Eurodollar rate...........................       18,497,000                 --               --               --
Revolving Credit Facility due August 15,
  2005, interest rate 11.50% plus three-
  month Eurodollar rate...........................          970,000                 --               --               --
Term Loan payable by foreign subsidiary
  due December 8, 2006, interest rate 1.5%........          919,000          1,379,000          933,000          933,000
Note payable by foreign subsidiary
  through 2008, interest rate 5.95%...............          120,000            389,000          127,000          318,000
Notes payable by foreign subsidiary
  through February 2007, interest rates
  ranging from 4.58% to 4.67%.....................           17,000             26,000           19,000           14,000
                                                     --------------    ---------------     ------------    -------------
                                                     $   20,523,000    $     1,794,000     $  1,079,000    $  17,150,000
                                                     ==============    ===============     ============    =============

      The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $34,074,000, including $28,000,000 available under the Maple Credit Agreement. As of March 31, 2005, the Company had $22,409,000 outstanding under these credit facilities with $17,267,000 (including letters of credit) outstanding under the Maple Credit Agreement.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

      Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share include 363,000 and 420,000 additional shares, respectively, for the three and nine months ended March 31, 2005 and 414,000 and 215,000 additional shares for the three and nine months ended March 31, 2004, which represent potentially dilutive securities. Outstanding options to purchase 841,000 and 559,000 shares of the Company's common stock for the nine months ended March 31, 2005 and 2004, respectively, are not included in the above calculation to compute diluted net income per share as they have an anti-dilutive effect.

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

                                                     March 31, 2005                       June 30, 2004
                                                  ---------------------               ---------------------
Cumulative translation adjustments                $           3,130,000               $           2,725,000
Unrealized gain on investments,
   net of deferred taxes of $26,000
   ($22,000 at June 30, 2004)                                    38,000                              31,000
Unrealized gain (loss) on forward
   Contracts, net of tax                                        (35,000)                             (5,000)
Minimum pension liability, net of tax                          (100,000)                           (100,000)
                                                  ---------------------               ---------------------
                                                  $           3,033,000               $           2,651,000
                                                  =====================               =====================

NOTE 6 - INVENTORIES:

      Inventories consist of the following:

                                                     March 31, 2005                        June 30, 2004
                                                  ---------------------               ---------------------
                                                                          (Unaudited)
Raw materials                                     $          12,249,000               $          12,309,000
In process                                                    4,470,000                           4,130,000
Finished goods                                                7,472,000                           8,559,000
                                                  ---------------------               ---------------------
                                                  $          24,191,000               $          24,998,000
                                                  =====================               =====================

      Foreign currency translation effects increased inventories by $845,000 from June 30, 2004 to March 31, 2005.

NOTE 7 - DERIVATIVES:

      During the nine months ended March 31, 2005, the Company had currency futures contracts that qualified as cash flow hedges; accordingly, the gain or loss on these cash flow hedges was recorded in AOCI and will be recognized when the hedged items affect earnings. In addition, during the quarter the Company entered into a currency futures contract that qualified as a fair value hedge; accordingly the gain was recorded in other income expense. The change in fair value had no material impact on earnings for the quarter and nine months ended March 31, 2005.

      Unrealized net gains (losses) included in AOCI are as follows:

           (in thousands)                            March 31, 2005                    March 31, 2004
-------------------------------------                --------------                   ----------------
                                                                        (Unaudited)
Balance at beginning of period                       $       (5,000)                  $         (4,000)
Additional gains, net                                       (49,000)                                 -
Amounts reclassified to earnings, net                        19,000                             34,000
                                                     --------------                   ----------------
Balance at end of period                             $      (35,000)                  $         30,000
                                                     ==============                   ================

      The unrealized net loss of $35,000 at March 31, 2005 represents net gains on currency futures contracts, which expire at various times through May 30, 2005, and were reclassified to earnings during that period.

NOTE 8 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

      The changes in the carrying amount of goodwill for the nine months ended March 31, 2005 are as follows:

                                                                                   Accumulated
        (in thousands)                            Gross Carrying Amount           Amortization              Net Book Value
-------------------------------                   ---------------------         ------------------         ------------------
Balance as of July 1, 2004                        $          14,620,000         $        3,516,000         $       11,104,000
Effects of currency translation                                 475,000                     85,000                    390,000
                                                  ---------------------         ------------------         ------------------
Balance as of March 31, 2005                      $          15,095,000         $        3,601,000         $       11,494,000
                                                  =====================         ==================         ==================

      Intangible assets subject to amortization are comprised of the following:

                                       As of March 31, 2005
                              --------------------------------------                      As of June 30, 2004
                                                        Accumulated       ----------------------------------------------------
      (in thousands)          Gross Carrying Amount    Amortization       Gross Carrying Amount       Accumulated Amortization
--------------------------    ---------------------    -------------      ---------------------       ------------------------
Intangible Assets:
   Patents and trademarks     $           7,014,000    $   4,503,000      $           6,483,000       $              4,224,000
   Other                                    993,000          757,000                    923,000                        668,000
                              ---------------------    -------------      ---------------------       ------------------------
      Total                   $           8,007,000    $   5,260,000      $           7,406,000       $              4,892,000
                              =====================    =============      =====================       ========================

      Amortization expense associated with these intangible assets was $102,000 and $348,000, respectively, for the three and nine months ended March 31, 2005 and $136,000 and $410,000, respectively, for the three and nine months ended March 31, 2004. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 9 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

      The following table details the components of the restructuring charges and the remaining reserve balances as of March 31, 2005 and June 30, 2004 related to the March 2000 Plan.

      Activity related to the March 2000 Plan in the nine months ended March 31, 2005 was as follows:

                                                                                                                        Remaining
                                                                                                              Charges    Reserve
                                  Remaining Reserve                       Payments           Reserve          Against     March
                                    June 30, 2004    Reserve Release   Against Reserve   Recharacterization   Reserve    31, 2005
                                  -----------------  ---------------   ---------------   ------------------   --------  ---------
Facility lease termination
 costs.........................
                                  $         792,000  $      (338,000)  $      (286,000)  $         (108,000)  $(60,000) $       0
                                  -----------------  ---------------   ---------------   ------------------   --------  ---------
Total program..................   $         792,000  $      (338,000)  $      (286,000)  $         (108,000)  $(60,000) $       0
                                  =================  ===============   ===============   ==================   ========  =========

      The recharacterization of facility lease termination costs relates to the assumption of the pre-existing lease obligation by the lessor of the Company's new office space. The value of this incentive has been recharacterized as a deferred credit and will be amortized on a straight line basis over the life of the new lease. The reserve release relates to previously accrued expenses which will not be incurred due to the relocation of the Company's corporate offices. Charges against reserve relate to write-off of leasehold improvements associated with the Company's former corporate offices.

      The following table details the components of the restructuring charges and the remaining reserve balances as of December 31, 2004 and June 30, 2004 related to the August 2002 Plan.

      Activity related to the August 2002 Plan in the nine months ended March 31, 2005 was as follows:

                                                                  Remaining       Payments       Remaining
                                                                   Reserve        Against         Reserve
                                                                June 30, 2004     Reserve      March 31, 2005
                                                                -------------    ----------    --------------
Severance.................................................      $     151,000    $  (62,000)   $       89,000
Facility lease termination costs..........................            158,000       (94,000)           64,000
Other costs...............................................             32,000       (27,000)            5,000
                                                                -------------    ----------    --------------
Total program.............................................      $     341,000    $ (183,000)   $      158,000
                                                                =============    ==========    ==============

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

      The tables below present information about reported segments for the three and nine months ended March 31, 2005 and 2004.

                                                           For the three months        For the nine months
                                                             ended March 31,              ended March 31,
                                                        -------------------------    -----------------------
       (in thousands)                                     2005             2004        2005          2004
----------------------------                            --------         --------    --------      ---------
                                                              (Unaudited)                  (Unaudited)
Net Sales:
   Accessories and Controls                             $ 43,673         $ 42,770    $124,902      $ 116,724
                                                        --------         --------    --------      ---------
      Total Net Sales                                   $ 43,673         $ 42,770    $124,902      $ 116,724
                                                        ========         ========    ========      =========

      Foreign currency translation effects increased net sales by $1,121,000 and $5,805,000, respectively, for the three and nine months ended March 31, 2005.

                                                           For the three months        For the nine months
                                                             ended March 31,              ended March 31,
                                                        -------------------------    -----------------------
                (in thousands)                            2005             2004        2005          2004
----------------------------------------------          -------          --------    --------      ---------
                                                              (Unaudited)                  (Unaudited)
Operating income (loss):
   Accessories and Controls                             $ 5,216          $  3,910    $ 11,621      $  10,017
   Corporate                                             (2,782)           (1,748)     (6,526)        (5,560)
                                                        -------          --------    --------      ---------
      Total operating income (loss)                       2,434             2,162       5,095          4,457
Interest expense, net                                      (436)           (1,349)     (1,906)        (3,648)
Royalty income, net                                         280             1,217       1,797          2,767
Other income (expense), net                                  95              (648)        (29)           981
                                                        -------          --------    --------      ---------
      Income (loss) from continuing operations
         before income taxes                            $ 2,373          $  1,382    $  4,957      $   4,557
                                                        =======          ========    ========      =========

      Included in operating income are restructuring reserve release of ($338,000) for the three and nine months ended March 31, 2005 and restructuring charges of zero and $425,000, respectively, for the three and nine months ended March 31, 2004 related to accessories and controls.

          (in thousands)                 March 31, 2005       June 30, 2004
----------------------------------       --------------       -------------
                                                     (Unaudited)
Identifiable assets:
   Accessories and Controls              $       98,986       $     100,956
   Corporate                                     13,257              14,315
                                         --------------       -------------
         Total identifiable assets       $      112,243       $     115,271
                                         ==============       =============

NOTE 11 - STOCK OPTIONS:

      On January 1, 2003, the Company adopted the disclosure provisions of FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - transition and disclosure," which amended FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. Baldwin continues to apply the provisions of Accounting Principals Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. In accordance with APB 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant. The exercise prices of all stock options equals the fair market value of the shares subject to such options on the date of grant, therefore no compensation expense is recorded.

      The pro forma net income and income per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net income and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended March 31, 2005 and 2004:

                                                           For the three months         For the nine months
                                                              ended March 31,              ended March 31,
                                                           --------------------         -------------------
                   (in thousands)                            2005         2004            2005       2004
-----------------------------------------------------      --------      ------         -------     -------
                                                                (Unaudited)                 (Unaudited)
Net income (loss) as reported                              $  1,509      $  705         $ 3,016     $ 2,608
Less: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                           (13)        (26)            (39)        (77)
                                                           --------      ------         -------     -------
   Pro forma net income (loss)                             $  1,496      $  679         $ 2,977     $ 2,531
                                                           ========      ======         =======     =======
Income (loss) per share:
   Basic and diluted - as reported                         $   0.10      $ 0.05         $  0.20     $  0.17
                                                           ========      ======         =======     =======
   Basic and diluted - pro forma                           $   0.10      $ 0.05         $  0.20     $  0.17
                                                           ========      ======         =======     =======

NOTE 12 - CUSTOMERS:

      During the three and nine months ended March 31, 2004 and March 31, 2005, one customer accounted for more than ten (10%) percent of the Company's net sales. Koenig und Bauer Aktiengesellschaft ("KBA") accounted for approximately 17% of the Company's net sales for the three and nine months ended March 31, 2005 and approximately 16% of the Company's net sales for the three and nine months ended March 31, 2004.

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

                                                      Warranty Amount
                                                  ----------------------
              (in thousands)                       2005            2004
------------------------------------------        -------        -------
Warranty reserve at June 30, 2004 and 2003        $ 2,714        $ 1,665
Additional warranty expense accruals                3,215          2,952
Payments against reserve                           (3,343)        (2,634)
Effects of currency rate fluctuations                 144            125
                                                  -------        -------
Warranty reserve at March 31, 2005 and 2004       $ 2,730        $ 2,108
                                                  =======        =======

NOTE 14 - LEGAL PROCEEDINGS AND SETTLEMENTS:

      On November 14, 2002, the Dusseldorf Higher Regional Court ("DHRC") announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG ("Technotrans"). Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans also filed to invalidate the Company's patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company's patent. Technotrans has also appealed that judgment to the German Supreme Court in Karlsruhe. That court has not yet reached a decision on either of those appeals. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment; however, the Company is considering a claim for damages based on the favorable rulings in both the patent infringement case and the patent validity confirmation.

NOTE 15 -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS:

      The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans for the three and nine months ended March 31, 2005 and 2004:

                                                                 Pension Benefits
                                            -----------------------------------------------------------
                                            For the three months ended        For the nine months ended
                                                     March 31,                         March 31,
                                            --------------------------        -------------------------
           (in thousands)                     2005             2004             2005             2004
-------------------------------------       ---------        ---------        ---------       ---------
                                                                     (Unaudited)
Service cost                                $  67,000        $  57,000        $ 201,000       $ 180,000
Interest cost                                  15,000           16,000           45,000          47,000
Expected return on plan assets                 (1,000)          (1,000)          (3,000)         (3,000)
Amortization of transition obligation           3,000            4,000            9,000          11,000
Amortization of net gain                            -           (6,000)               -         (20,000)
                                            ---------        ---------        ---------       ---------
Net periodic benefit cost                   $  84,000        $  70,000        $ 252,000       $ 215,000
                                            =========        =========        =========       =========

      During the nine months ended March 31, 2005 and 2004 the Company made contributions to the plans of $173,000 and $144,000, respectively.

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers and (vii) competitive market influences. Additional factors are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. For the three and nine month period ended March 31, 2005 there has been no change in critical accounting policies.

THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

CONSOLIDATED RESULTS

            Net sales for the three months ended March 31, 2005 increased by $903,000, or 2.1%, to $43,673,000 from $42,770,000 for the three months ended
March 31, 2004. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $1,121,000; in the current period, otherwise, net sales would have decreased by $218,000.

            The net sales decrease was primarily due to lower shipments in the newspaper market in Europe, particularly in Germany and the U.K. and lower commercial market shipments in the U.S. Partially offsetting these declines were higher cleaning systems shipments in both the commercial and newspaper markets in Asia, primarily Japan.

            Gross profit for the three months ended March 31, 2005 was $14,441,000 (33.1% of net sales) as compared to $13,381,000 (31.3% of net sales)
for the three months ended March 31, 2004, an increase of $1,060,000 or 8.0%. Currency rate fluctuations increased gross profit by $442,000 in the current period. Excluding the effects of currency rate fluctuations, gross profit would have increased by $618,000. Gross profit as a percentage of sales increased as a result of favorable sales mix in Japan coupled with lower material costs in Germany. In Japan increased sales in the newspaper market and a shift to higher margin product sales in the commercial market favorably impact gross margin.

      Selling, general and administrative expenses were $8,241,000 (18.9% of net sales) for the three months ended March 31, 2005 as compared to $7,495,000 (17.5% of net sales) for the same period in the prior fiscal year, an increase of $746,000 or 10.0%. Currency rate fluctuations increased these expenses by $159,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $587,000. Selling expenses decreased by $60,000, which primarily related to a negative currency translation impact of $87,000. Otherwise, selling expense decreased by $147,000 mainly due to lower trade show and advertising costs in the current year period partially offset by higher commissions. General and administrative expenses increased by $735,000, primarily due to the timing of incentive compensation accruals associated with the Company's performance.

      Engineering and development expenses increased by $382,000 over the three months ended March 31, 2004. Currency rate fluctuations increased these expenses by $107,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $275,000 in the current period. This increase related primarily to higher employee compensation and related costs. As a percentage of net sales, engineering and development expenses increased to 9.4% for the three months ended March 31, 2005 compared to 8.7% for the same period in the prior fiscal year.

      The Company released previously established restructuring charges of $338,000 related to expenses avoided by relocation of its corporate offices to a new facility for the three months ended March 31, 2005 compared to zero for the same period in the prior fiscal year.

      Interest expense for the three months ended March 31, 2005 was $462,000 as compared to $1,383,000 for the three months ended March 31, 2004. Currency rate fluctuations increased interest expense by $5,000 in the current period. Otherwise, interest expense would have decreased by $916,000. This decrease was primarily due to lower interest rates in effect for the three months ended March 31, 2005 as a result of the amended credit agreement with Maple Bank GMBH ("Maple"), which was entered into on September 15, 2004 and lower deferred debt financing cost amortization during the period associated with the Maple loan. Interest income amounted to $26,000 and $34,000 for the three months ended March 31, 2005 and 2004, respectively.

      Net royalty income for the three months ended March 31, 2005 was $280,000 as compared to $1,217,000 for the three months ended March 31, 2004. The decrease in royalty income in the current period is due to the expiration of a significant group of patents in February 2005.

      Other income (expense), net amounted to income of $95,000 for the three months ended March 31, 2005 compared to expense of ($648,000) for the three months ended March 31, 2004. Other income (expense), net, for the three months ended March 31, 2005 and 2004, respectively, includes: net foreign currency transaction gains (losses) of $123,000 and ($50,000) attributable to currency fluctuations; expense of zero and ($542,000) of costs incurred related to the termination of discussions with respect to a proposed sale of the Company.

      The Company recorded an income tax provision of $864,000 for the three months ended March 31, 2005 as compared to $677,000 for the three months ended March 31, 2004. The effective tax rate of 36.4% for the three months ended March 31, 2005 was primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carry-forwards were not available partially offset by the reversal of net $400,000 of previously recorded contingency which during the quarter was deemed to be no longer probable. The effective tax rate for the three months ended March 31, 2004 additionally differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not.

      The Company's net income amounted to $1,509,000 for the three months ended March 31, 2005, compared to a net loss of $705,000 for the three months ended March 31, 2004. Currency rate fluctuations increased net income by $130,000 in the current period. Net income per share amounted to $0.10 basic and diluted for the three months ended March 31, 2005, as compared to a net loss of $0.05 basic and diluted for the three months ended March 31, 2004.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the three months ended March 31, 2005 increased by $903,000, or 2.1%, to $43,673,000 from $42,770,000 for the three months ended March 31, 2004. Currency rate fluctuations attributable to the Company's overseas operations increased net sales for the current period by $1,121,000; otherwise, net sales would have decreased by $218,000 in the current period.

      The net sales decrease was primarily due to lower shipments in the newspaper market in Europe, particularly in Germany and the U.K. and lower commercial market shipments in the U.S. Partially offsetting these declines were higher cleaning systems shipments in both the commercial and newspaper markets in Asia, primarily Japan.

      Operating income amounted to $5,216,000 (11.9% of net sales) for the three months ended March 31, 2005, as compared to $3,910,000 (9.1% of net sales) for the same period in the prior fiscal year, an increase of $1,306,000. Currency rate fluctuations increased the current fiscal year's operating income by $177,000. Otherwise, operating income would have increased by $1,129,000 in the current period. This increase was primarily the result of gross profit improvement from product sales mix and lower material costs coupled with the release of restructure reserve.

NINE MONTHS ENDED MARCH 31, 2005 VS. NINE MONTHS ENDED MARCH 31, 2004

CONSOLIDATED RESULTS

      Net sales for the nine months ended March 31, 2005 increased by $8,178,000, or 7.0%, to $124,902,000 from $116,724,000 for the nine months ended
March 31, 2004. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $5,805,000 in the current period; otherwise, net sales would have increased by $2,373,000.

      The increase reflects increased sales in Europe, $1,486,000, primarily in the commercial market for cleaning and spray dampening systems particularly in Germany and the markets serviced by Sweden. Increased penetration into selected OEMS and improving market conditions led to the improved revenue. In Asia, particularly Japan, net sales increased $1,292,000 on increases to the commercial market segment. In the Americas, particularly the United States sales were relatively flat.

      Gross profit for the nine months ended March 31, 2005 was $39,239,000 (31.4% of net sales) as compared to $36,947,000 (31.6% of net sales) for the nine months ended March 31,

2004, an increase of $2,292,000 or 6.2%. Currency rate fluctuations increased gross profit by $1,989,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have increased by $303,000. Gross profit as a percentage of net sales remained constant as volume improvements in Europe were offset by higher material costs in Japan coupled with unfavorable absorption and higher material costs for imported products into the United States.

      Selling, general and administrative expenses amounted to $23,156,000 (18.5% of net sales) for the nine months ended March 31, 2005 as compared to $21,782,000 (18.6% of net sales) for the same period in the prior fiscal year, an increase of $1,374,000 or 6.3%. Currency rate fluctuations increased these expenses by $868,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $506,000. Selling expenses increased by $424,000, which primarily related to increased compensation and travel costs in Europe coupled with higher test installation costs at prospective customer sites in response to improving market conditions. General and administrative expenses increased by $82,000 as increased compensation costs were offset by lower rent, depreciation, insurance and other costs.

      Engineering and development expenses increased by $1,044,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $560,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $484,000 in the current period. This increase related primarily to higher employee compensation and related costs associated with product management activities. As a percentage of net sales, engineering and development expenses remained at approximately 9.0% for the nine months ended March 31, 2005 and March 31, 2004.

      The Company released restructuring reserves of $338,000 for the nine months ended March 31, 2005 compared to a charge of $426,000 for the same period in the prior fiscal year. The restructuring charge in the nine months ended March 31, 2004 of $426,000 primarily represented additional employment reductions in the United States and the United Kingdom associated with the August 2002 Plan. The release of restructuring reserves during the nine months ended March 31, 2005 relate to costs avoided by relocation of the company's corporate office.

      Interest expense for the nine months ended March 31, 2005 was $1,985,000 as compared to $3,738,000 for the nine months ended March 31, 2004. Currency rate fluctuations increased interest expense by $135,000 in the current period. Otherwise, interest expense would have decreased by $1,888,000. This decrease was primarily due to lower interest rates in effect for the nine months ended March 31, 2005 as a result of the amended credit agreement with Maple, which was entered into on September 15, 2004 and lower deferred debt financing cost amortization during the period associated with the Maple loan. Interest income amounted to $79,000 and $90,000 for the nine months ended March 31, 2005 and 2004, respectively.

      Net royalty income for the nine months ended March 31, 2005 was $1,797,000 as compared to $2,767,000 for the nine months ended March 31, 2004. The decrease relates to the expiration of a group of patents in February 2005.

      Other income (expense), net amounted to expense of $29,000 for the nine months ended March 31, 2005 compared to income of $981,000 for the nine months ended March 31, 2004. Other income (expense), net, for the nine months ended March 31, 2005 and 2004, respectively, included: net foreign currency transaction gains (losses) of $50,000 and $1,562,000. The $1,562,000 in the prior year nine month period is primarily attributable to currency fluctuations associated with the Maple loan. During fiscal year 2004 the loan was a dollar based loan recorded on the books of the Company's Netherlands subsidiary and subject to foreign currency fluctuations. During the quarter ended September 30,2004 the loan was converted from a dollar based loan to a euro based loan. Additionally included in the nine months ended March 31, 2004 were costs of ($833,000) related to the termination of discussions with respect to a proposed sale of the Company; and income of $197,000 resulting from the ineffective portions of derivative financial instruments related to an interest rate swap which ceased to qualify as a hedge.

      The Company recorded an income tax provision of $1,941,000 for the nine months ended March 31, 2005 as compared to $1,949,000 for the nine months ended March 31, 2004. The effective tax rate of 39.1% for the nine months ended March 31, 2005 was primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carry-forwards were not available and the reversal of a previously established contingent tax liability which is no longer deemed probable. The effective tax rate for the nine months ended March 31, 2004 differed from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not.

      The Company's net income amounted to $3,016,000 for the nine months ended March 31, 2005, compared to $2,608,000 for the nine months ended March 31, 2004. Currency rate fluctuations increased net income by $244,000 in the current period. Net income per share amounted to $0.20 basic and diluted for the nine months ended March 31, 2005, as compared to net income per share of $0.17 basic and diluted for the nine months ended March 31, 2004.

SEGMENT RESULTS

ACCESSORIES AND CONTROLS GROUP

      Net sales for the nine months ended March 31, 2005 increased by $8,178,000, or 7.0%, to $124,902,000 from $116,724,000 for the nine months ended
March 31, 2004. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $5,805,000 in the current period; otherwise, net sales would have increased by $2,373,000 in the current period.

      Operating income amounted to $11,621,000 (9.3% of net sales) for the nine months ended March 31, 2005, as compared to $10,017,000 (8.6% of net sales) for the same period in the prior fiscal year, an increase of $1,604,000. Currency rate fluctuations increased the current fiscal year's operating income by $590,000. Otherwise, operating income would have increased by $1,014,000 in the current period. The increase reflects gross profit improvements coupled with the release of previously established restructuring reserves. Operating income for the nine months ended March 31 2005 and 2004 included restructuring reversal and charges of $(338,000) and $425,000, respectively.

LIQUIDITY AND WORKING CAPITAL

      Cash flows from operating, investing and financing activities, as reflected in the nine months ended March 31, 2005 and 2004 in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                            2005               2004
                                                        ------------       ------------
Cash provided by (used for):
Operating activities                                    $  5,105,000       $  4,422,000
Investing activities                                        (971,000)          (731,000)
Financing activities                                      (5,484,000)           311,000
Effect of exchange rate changes on cash                      379,000          1,412,000
                                                        ------------       ------------
Net(decrease) increase in cash and cash
 equivalents                                             $  (971,000)      $  5,414,000
                                                        ============       ============

      Cash provided by operating activities increased $683,000 during the nine months ended March 31, 2005 versus the prior year period. Management incentive compensation plan payments, commensurate with fiscal year 2004 results, of approximately $1,900,000, and higher income tax payments of $1,362,000, particularly in Japan and Germany, were offset by timing of collections of notes receivable, lower interest and restructuring payments and reductions in inventory levels due to higher shipments during the period.

      The Company utilized $971,000 and $731,000 for investing activities for the nine months ended March 31, 2005 and 2004 respectively, for additions to property, plant and equipment and patents and trademarks.

      Cash used for financing activities during the quarter and nine months ended March 31 2005, primarily reflects the Company's utilization of excess cash to pay down long term debt.

On September 15, 2004, the Company amended its primary source of outside financing, the revolving credit agreement (the "Maple Credit Agreement") with Maple Bank GmbH ("Maple"). The amendment increased the size of the facility to $28,000,000 from $20,000,000, extended the maturity date of the loan to October 2008, and reduced the interest rates and annual fees associated with the Maple Credit Agreement. The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $10,000,000. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Maple Credit Agreement) plus
(i) 5.125% for loans denominated in U.S. Dollars or (ii) 5.525% for loans denominated in Euros. The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of Disclosed EBITDA (as defined in the Maple Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter. In no event however, may the interest rate be less than 7.625% for EURO based borrowings and 7.5% for dollar-based borrowings. Additionally, the Maple Credit Agreement granted to Maple an option to acquire a maximum of $5,000,000 of equity securities (as defined in the Maple Credit Amendment) should the Company choose to issue any such securities. The Maple Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Management also expects that as a result of the aforementioned amendment and full amortization of fiscal year 2004 debt financing costs that reported interest expense for the full year ending June 30, 2005 will be approximately $2,500,000 lower than for fiscal year ended June 30, 2004.

      The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $34,074,000, including

$28,000,000 available under the Maple Credit Agreement. As of March 31, 2005, the Company had $22,409,000 outstanding under these credit facilities with $17,267,000 (including letters of credit) under the Maple Credit Agreement.

      The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the Maple Credit Agreement.

      At March 31, 2005 and June 30, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

      The following summarizes the Company's contractual obligations at March 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in the future:




                                               Total at                    Fiscal Years ending June 30,
                                               March 31,    ----------------------------------------------------------
              (in thousands)                     2005       2005*      2006      2007      2008      2009      2010**
------------------------------------------     ---------    ------    -------   ------    ------   --------   --------
Contractual Obligations:
Loans payable                                  $   2,798    $    -    $ 2,798   $    -    $    -   $      -   $      -
Capital lease obligations                            205        29         93       41        25         17          -
Long-term debt                                    18,229       520      1,071      594       127     15,917          -
Non-cancelable operating lease obligations        12,377     1,136      3,987    2,567     1,614      1,282      1,791
                                               ---------    ------    -------   ------    ------   --------   --------
Total contractual cash obligations             $  33,609    $1,685    $ 7,949   $3,202    $1,766   $ 17,216   $  1,791
                                               =========    ======    =======   ======    ======   ========   ========

* Includes only the remaining three months of the fiscal year ending June 30, 2005.

**    Includes the remaining for the years past 2010.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. There have been no material changes during the nine months ended March 31, 2005.

ITEM 4: CONTROLS AND PROCEDURES:

      The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter March 31, 2005, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. No changes were made to the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

      Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report from management in its annual report for the year ending

June 30, 2007 (assumes the Company maintains non-accelerated filer status) and in subsequent annual reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting,
(2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2007 (assumes continution of current non-accelerated filer status), including a statement as to whether or not internal control over financial reporting is effective, and
(4) a statement that the Company's independent registered public accounting firm have issued an attestation report on management's assessment of internal control over financial reporting.

      Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has initiated a process to document and evaluate its internal controls over financial reporting during the third quarter of the fiscal year ending June 30, 2005.

                           PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Purchases of Equity Securities by Issuer and Affiliated Purchases

      There has been no activity under the Company's stock repurchase program for the quarter ended March 31, 2005.

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

Dated: May 16, 2005