Form 10-K
period 2005-06-30
BALDWIN TECHNOLOGY CO INC
filed 2005-09-28
CIK 805792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005            COMMISSION FILE NUMBER 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

                   DELAWARE                                            13-3258160
       (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
        incorporation or organization)

         2 TRAP FALLS ROAD, SUITE 402                                    06484
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on December 31, 2004 as reported by the American Stock Exchange on that date was $40,652,586.

     Number of shares of Common Stock outstanding at June 30, 2005:

Class A Common Stock...............  12,945,147
Class B Common Stock...............   1,965,419
                                     ----------
  Total............................  14,910,566

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12, 13 and 14 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2005 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6
Item 5.   Market for the Registrant's Common Stock, Related
          Stockholder Matters and Issuer Purchases of Equity
          Securities..................................................    7
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   55
Item 9A.  Controls and Procedures.....................................   55
Item 9B.  Other Information...........................................   55
Item 10.  Directors and Executive Officers of the Registrant..........   55
Item 11.  Executive Compensation......................................   55
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   55
Item 13.  Certain Relationships and Related Transactions..............   55
Item 14.  Principal Accountant Fees and Services......................   56
Item 15.  Exhibits and Financial Statement Schedules..................   56

CAUTIONARY STATEMENT -- This Annual Report on Form 10-K may contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. Baldwin Technology Company, Inc. (the "Company") cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements are set forth in Exhibit 99 to this Annual Report on Form 10-K for the year ended June 30, 2005.

                                     PART I

ITEM 1.  BUSINESS

     Baldwin Technology Company, Inc. ("Baldwin" or the "Company") is a leading global manufacturer of accessories and controls for the printing and publishing industry. The Company offers its customers a broad range of products designed to enhance the quality, productivity and cost-efficiency of the print manufacturing process while addressing environmental concerns and safety issues. Baldwin's products include cleaning systems, fluid management and ink control systems, web press protection systems and drying systems.

     The Company sells its products both to printing press manufacturers who incorporate the Company's products into their own printing press systems for sale to printers and publishers, as well as to printers and publishers to upgrade the quality and capability of their existing and new printing presses. The Company has product development and manufacturing facilities, and sales and service operations, in strategic markets worldwide.

INDUSTRY OVERVIEW

     The Company defines its business as that of providing accessories and controls for the printing and publishing industry. The Company believes that as an independent company it produces one of the most complete lines of accessories and controls products for this diverse industry.

     The Company's products are used by printers engaged in all commercial printing processes including lithography, flexography and digital printing. The largest share of its business is in offset (lithographic) printing. Offset printing is the largest segment of the domestic and international printing market and is used primarily for general commercial printing as well as printing books, magazines, business forms, catalogs, greeting cards, packaging and newspapers. The Company's products are designed to improve the printing process in terms of quality, the environment, safety, productivity and reduction of waste.

     While offset printing represents a significant segment of the U.S. printing industry, it is also the dominant technology in the international printing market. The Company believes that the future growth of its international markets will be attributable in part to the increased use of offset printing. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in these markets. Baldwin's worldwide operations enable it to closely monitor market and new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing equipment requirements of specific local markets throughout the world.

PRINCIPAL PRODUCTS

     The Company manufactures and sells many different products to printers and printing press manufacturers. Thus its product development efforts are focused on the needs of those printers and the printing press manufacturers. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company's net sales. As a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product's acceptance by the printing industry increases and printers begin to specify certain of the Company's products as part of their accessory and controls equipment package selected when ordering new printing presses. Historically, the Company's products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company's principal products generally range in unit price from under $100 to approximately $50,000. Baldwin's principal products are described below:

     CLEANING SYSTEMS. The Company's Cleaning Systems products clean the cylinders of an offset press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner and Guide Roll Cleaner, all of which reduce paper waste, volatile organic compound ("VOC") emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2005, 2004 and 2003, net sales of Cleaning Systems represented approximately 55.0%, 52.6% and 54.9% of the Company's net sales, respectively.

     FLUID MANAGEMENT SYSTEMS. The Company's Fluid Management Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of the fluids used in the lithographic printing process. Among the most important of these products are the Company's Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2005, 2004 and 2003, net sales of Fluid Management Systems represented approximately 23.2%, 23.2% and 21.0% of the Company's net sales, respectively.

     OTHER ACCESSORY AND CONTROL PRODUCTS. The Company's Web Press Protection Systems (web severers and web catchers), designed in response to the increasing number of web leads used in printing today's colorful newspapers as well as to the growing demand for high speed commercial web presses, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company's Ink Control Systems regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers and Gluing Systems. In the fiscal years ended June 30, 2005, 2004 and 2003, net sales of Other Accessory and Control Products represented approximately 21.8%, 24.2% and 24.1% of the Company's net sales, respectively.

WORLDWIDE OPERATIONS

     The Company believes that it is one of the few manufacturers of accessories and controls for the printing and publishing industry which has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia. The Company, as an international business, is subject to various changing competitive economic, political, legal and social conditions. The Company currently has subsidiaries in 11 countries, and its results of operations may be adversely or positively affected by currency fluctuations. The results of the operations and financial position of the Company's subsidiaries outside of the United States are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company's consolidated financial statements. The exchange rates between the currencies and the U.S. dollar may fluctuate substantially. Because the Company generates a significant percentage of its revenues and operating expenses in currencies other than the U.S. dollar, fluctuations in the value of the U.S. dollar against other currencies may have a material effect on the Company's operating income. The Company's results and financial condition are particularly affected by changes in the value of the U.S. dollar in relation to the euro, Japanese yen and Swedish krona. Since the Company's foreign subsidiaries primarily manufacture, incur expenses and earn revenue in the local countries in which they reside, the impact from cross currency fluctuations is somewhat mitigated.

     The following table sets forth the percentages of the Company's net sales attributable to its geographic regions for the fiscal years ended June 30, 2005, 2004 and 2003:

                                                            YEARS ENDED JUNE 30,
                                                            ---------------------
                                                            2005    2004    2003
                                                            -----   -----   -----
Americas..................................................   14.0%   16.0%   20.3%
Europe....................................................   47.0%   45.5%   41.8%
Asia......................................................   39.0%   38.5%   37.9%
                                                            -----   -----   -----
           Total..........................................  100.0%  100.0%  100.0%
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

ACQUISITION STRATEGY

     An element of the Company's growth strategy is an intention to make strategic acquisitions of companies and product lines in related business areas. In such case, the Company's acquisition strategy would involve: (i) acquiring entities that will strengthen the Company's position in the field of accessories and controls and related consumables for the printing and publishing industry and whose products can be sold through the Company's existing distribution network; (ii) entering new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company's manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company's strategy would be to integrate the processes and controls of the acquired companies with those currently existing in the Company's structure with a view towards enhancing sales, productivity and operating results.

MARKETING, SALES AND SUPPORT

     MARKETING AND SALES. While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 73 employees devoted to marketing and sales activities in its three principal worldwide markets and more than 150 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks to printing press manufacturers ("OEMs"), newspaper publishers, and commercial printers. For the fiscal year ended June 30, 2005, approximately 54% of the Company's net sales were to OEMs and approximately 46% were directly to printers.

     SUPPORT. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 77 service technicians, who are complemented by product engineers, to provide field service for the Company's products on a global basis.

     BACKLOG. Backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders. The Company's backlog was $48,114,000 as of June 30, 2005, $44,923,000 as of June 30, 2004 and $49,709,000 as of June 30, 2003.

     CUSTOMERS. For the fiscal year ended June 30, 2005, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer
Aktiengesellschaft ("KBA") accounted for approximately 17% of the Company's net sales. The ten largest customers of Baldwin (including KBA) accounted for approximately 53%, 52% and 46%, respectively, of the Company's net sales for the fiscal years ended June 30, 2005, 2004 and 2003. Sales of Baldwin's products are not considered seasonal.

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

     Baldwin employs approximately 104 persons whose primary function is new product development, application engineering or modification of existing products. The Company's total expenditures for research, development and engineering for the fiscal years ended June 30, 2005, 2004 and 2003 were $15,920,000, $13,618,000 and $16,148,000, respectively, representing approximately 9.0%, 9.0% and 12.0% of the Company's net sales in each fiscal year, respectively.

PATENTS

     The Company owns a number of patents and patent applications relating to a substantial number of Baldwin's products, and patented products represent a significant portion of the Company's net sales for all periods presented. The Company's patents expire at different times during the next twenty years; however, one significant group of patents, which provided the Company's royalty income, expired in February 2005. The expiration of patents in the near future is not expected to have a material adverse effect on the Company's net sales; however, royalty income and cash flows are expected to be negatively impacted by the expiration of the afore-mentioned group of patents. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

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

COMPETITION

     Within the diverse market for accessories and controls for the printing and publishing industry, the Company produces and markets what it believes to be the most complete line of accessories and controls. Numerous companies, including vertically integrated printing press manufacturers, manufacture and sell products which compete with one or more of the Company's products. These printing press manufacturers generally have larger staffs and greater financial resources than the Company.

     The Company competes by offering customers a broad technologically advanced product line, coupled with a well-known reputation for the reliability of its products and its commitment to service and after-sale support. The Company's ability to compete effectively in the future will depend upon the continued reliability of its products, after-sale support, its ability to keep its market position with new proprietary technology and its ability to develop new products which meet the demands of the printing and publishing industry.

EMPLOYEES

     At June 30, 2005, the Company employed 509 persons (plus 25 temporary and part-time employees); of which 195 are production employees, 73 are marketing, sales and customer service employees, 181 are research, development, engineering and technical service employees and 60 are management and administrative employees. In Europe, some employees are represented by various unions under contracts with indefinite terms: in Sweden, approximately 20 of the Company's 80 employees are represented by either Ledarna (SALF), Metall, or Svenska Industritjanstemanna Forbundet unions; in Germany, approximately 40 of the Company's 192 employees are represented by the IG Metall (Metalworker's Union). The Company considers relations with its employees and with its unions to be good.

ITEM 2.  PROPERTIES

     The Company owns and leases various manufacturing and office facilities aggregating approximately 304,000 square feet at June 30, 2005. The table below presents the locations and ownership of these facilities:

                                                       SQUARE   SQUARE     TOTAL
                                                        FEET     FEET     SQUARE
                                                       OWNED    LEASED     FEET
                                                       ------   -------   -------
North America........................................      0     84,000    84,000
Germany..............................................      0    102,000   102,000
Sweden...............................................  13,000    40,000    53,000
England..............................................      0      2,000     2,000
Japan................................................      0     42,000    42,000
All other, foreign...................................      0     21,000    21,000
                                                       ------   -------   -------
  Total square feet owned and leased.................  13,000   291,000   304,000
                                                       ======   =======   =======

     The Company believes that its facilities are adequate to carry on its business as currently conducted.

ITEM 3.  LEGAL PROCEEDINGS

     Baldwin is involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, and employment matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. However, the outcome of litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of the cases currently in litigation. The Company believes that the ultimate outcome of any such cases will not have a material adverse effect on its results of operations, financial position or cash flows; however, there can be no assurances that an adverse determination would not have a material adverse effect on the Company.

     In addition to the aforementioned matters, the Company filed suit in the Regional Court in Dusseldorf, Germany claiming damages of approximately $41 million as a result of a patent infringement. A successful outcome in this case would have a materially favorable effect on results of operations, financial position and cash flow.

     Information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Note 17) and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders since November 9, 2004.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     PRICE RANGE OF CLASS A COMMON STOCK

     The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "BLD". The following chart sets forth, for the calendar year periods indicated, the range of closing prices for the Company's Class A Common Stock on the consolidated market, as reported by the AMEX.

                                                              HIGH     LOW
                                                              -----   -----
2003 (CALENDAR YEAR)
----------------------
First Quarter...............................................  $0.65   $0.29
Second Quarter..............................................  $0.71   $0.18
Third Quarter...............................................  $0.79   $0.41
Fourth Quarter..............................................  $3.01   $0.80
2004 (CALENDAR YEAR)
----------------------
First Quarter...............................................  $3.18   $2.30
Second Quarter..............................................  $4.00   $2.88
Third Quarter...............................................  $3.80   $2.75
Fourth Quarter..............................................  $3.50   $2.88
2005 (CALENDAR YEAR)
----------------------
First Quarter...............................................  $3.15   $2.40
Second Quarter..............................................  $3.19   $2.22
Third Quarter (through September 16, 2005)..................  $4.75   $3.07

     CLASS B COMMON STOCK

     The Company's Class B Common Stock has no established public trading market.

     APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of August 30, 2005, the number of record holders (excluding those listed under a nominee name) of the Company's Class A and Class B Common Stock totaled 279 and 26, respectively. The Company believes, however, that there are approximately 1,500 beneficial owners of its Class A Common Stock.

DIVIDENDS

     Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company's Board of Directors. However, the Company's debt agreement prohibits the payment of dividends. No dividend in cash or property shall be declared or paid on shares of the Company's Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 11 to the Consolidated Financial Statements).

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS

     There has been no activity under the Company's stock repurchase program for the fiscal year ended June 30, 2005.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's statement of operations and balance sheet data as it relates to the fiscal years ended June 30, 2005, 2004 and 2003 have been derived from the Company's audited financial statements (including the Consolidated Balance Sheets of the Company at June 30, 2005 and 2004 and the related Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 2005, 2004 and 2003 appearing elsewhere herein). Certain transactions have affected comparability, specifically, the Company's disposal of assets of certain businesses. During the fiscal year ended June 30, 2002, the goodwill associated with Baldwin Kansa subsidiary ("BKA") exceeded the assessment of its fair value made by the Company, and the Company recorded a goodwill impairment charge of $5,434,000 in the fiscal year ended June 30, 2002. In September 2001, the Company sold substantially all of the assets of its Roll Handling Group ("RHG") and its Print On-Demand ("POD") business. The Company recorded impairment charges related to the RHG and the POD businesses of $14,831,000 and $687,000, respectively, in the fiscal year ended June 30, 2001. In September 2000, the Company disposed of substantially all of the assets of its Baldwin Stobb Division ("BSD"), and recorded a loss on the sale of $831,000 in the fiscal year ended June 30, 2001. The revenues and corresponding expenses attributable to these divested operations are included in the consolidated financial statement only for the periods that the businesses were owned by the Company. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." As a result, the Company no longer amortizes goodwill. Goodwill amortization expense amounted to $973,000 for the fiscal year ended June 30, 2001. The following information should be read in conjunction with the aforementioned financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                    YEARS ENDED JUNE 30,
                                  --------------------------------------------------------
                                    2005        2004        2003        2002        2001
                                  --------    --------    --------    --------    --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................  $173,185    $158,110    $134,208    $140,091    $173,308
Cost of goods sold..............   115,948     108,074      93,788      98,814     123,546
                                  --------    --------    --------    --------    --------
Gross profit....................    57,237      50,036      40,420      41,277      49,762
Selling, general and
  administrative expenses.......    32,289      29,711      26,953      30,627      37,337
Research, development and
  engineering expenses..........    15,920      13,618      16,148      15,451      17,135
Provision for loss on the
  disposition of pre-press
  operations....................        --          --         (45)        (86)       (472)
Restructuring charges...........      (338)        448       3,605         621       2,277
Settlement and impairment
  charges.......................        --          --       1,250          --      15,518
                                  --------    --------    --------    --------    --------
Operating income (loss).........     9,366       6,259      (7,491)     (5,336)    (22,033)
Interest expense................     2,412       4,985       2,411       1,792       2,014
Interest (income)...............      (105)       (119)       (281)       (288)       (288)
Royalty (income), net...........    (1,749)     (3,361)     (3,034)     (4,252)     (3,899)
Other expense (income), net.....        89        (559)      2,251       1,037        (940)
                                  --------    --------    --------    --------    --------

                                                    YEARS ENDED JUNE 30,
                                  --------------------------------------------------------
                                    2005        2004        2003        2002        2001
                                  --------    --------    --------    --------    --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from continuing
  operations before income
  taxes.........................     8,719       5,313      (8,838)     (3,625)    (18,920)
(Benefit) provision for income
  taxes.........................     3,684      (1,673)      2,578       6,684         698
                                  --------    --------    --------    --------    --------
Income (loss) from continuing
  operations....................     5,035       6,986     (11,416)    (10,309)    (19,618)
Discontinued operations:
(Loss) income from operations...        --          --        (253)       (241)      1,446
  Impairment charges............        --          --          --      (5,434)         --
  Gain on sale..................        --          --         543          --          --
                                  --------    --------    --------    --------    --------
Net income (loss)...............  $  5,035    $  6,986    $(11,126)   $(15,984)   $(18,172)
                                  ========    ========    ========    ========    ========
Income (loss) per share from
  continuing operations:
Basic income (loss) per share...  $   0.34    $   0.47    $  (0.76)   $  (0.69)   $  (1.33)
                                  ========    ========    ========    ========    ========
Diluted income (loss) per
  share.........................  $   0.33    $   0.46    $  (0.76)   $  (0.69)   $  (1.33)
                                  ========    ========    ========    ========    ========
Income (loss) per share from
  discontinued operations:
Basic income (loss) per share...  $   0.00    $   0.00    $   0.02    $  (0.38)   $   0.10
                                  ========    ========    ========    ========    ========
Diluted income (loss) per
  share.........................  $   0.00    $   0.00    $   0.02    $  (0.38)   $   0.10
                                  ========    ========    ========    ========    ========
Weighted average number of
  shares:
  Basic.........................    14,899      15,001      15,015      14,915      14,787
                                  ========    ========    ========    ========    ========
  Diluted.......................    15,305      15,286      15,015      14,915      14,787
                                  ========    ========    ========    ========    ========

                                                          JUNE 30,
                                   -------------------------------------------------------
                                     2005        2004       2003        2002        2001
                                   --------    --------    -------    --------    --------
                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..................  $ 25,499    $  8,374    $ 4,064    $ 22,319    $ 22,409
Total assets.....................  $109,351    $115,271    $96,833    $108,488    $133,890
Short-term debt..................  $  3,738    $ 23,280    $19,548    $ 10,788    $ 14,060
Long-term debt...................  $ 12,223    $  1,794    $   521    $ 11,873    $  8,428
Total debt.......................  $ 15,961    $ 25,074    $20,069    $ 22,661    $ 22,488
Shareholders' equity.............  $ 39,231    $ 34,467    $26,281    $ 33,754    $ 45,460

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL. The following is management's discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin Technology Company, Inc. ("Baldwin" or the "Company").

     The Company does not consider its business to be seasonal. During the fiscal year ended June 30, 2005, sales during the first half of the year were impacted by a slow to gradual industry upturn which began during the second half of the fiscal year ended June 30, 2004. This upturn, coupled with successful sales and marketing initiatives, increased second half sales. The decline in net sales in the second half of the fiscal year ended June 30, 2003 was primarily due to the global printing and publishing industry economic slowdown. The decline in net sales in the second half of the fiscal year ended June 30, 2002 was primarily due to the global printing and publishing industry economic slowdown following the events of September 11, 2001, and the disposition of the RHG.

                                                           FIRST SIX     SECOND SIX
FISCAL YEAR                                                 MONTHS         MONTHS
-----------                                               -----------    -----------
2005....................................................  $81,229,000    $91,956,000
2004....................................................  $73,954,000    $84,156,000
2003....................................................  $68,092,000    $66,116,000
2002....................................................  $71,692,000    $68,399,000
2001....................................................  $85,595,000    $87,713,000

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as "forecast," "believe," "expect," "intend," "anticipate," "should," "plan," "estimate," and "potential," among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Exhibit 99 to this Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Baldwin's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Baldwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Baldwin continually evaluates its estimates, including those related to product returns, bad debts, inventories, investments, asset impairments, intangible assets, income taxes, warranty obligations, restructuring, pensions and other post-retirement benefits, contingencies and litigation. Baldwin bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Should actual product failure rates, material usage or service delivery costs differ from Baldwin's estimates, revisions to the estimated warranty liability would be required. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Baldwin records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to income in the period such determination is made. Deferred tax assets and liabilities are determined using enacted tax rates for temporary differences between book and tax bases of assets and liabilities, as well as the effects of net operating losses carried forward in certain tax jurisdictions in which the Company operates that may be utilized to offset future taxable income and similar tax credits carried forward that may be utilized to reduce future taxes payable. The Company records valuation allowances on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowances, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to (1) changes in the profitability of the Company's subsidiaries as well as for the Company as a whole, (2) the ability of the Company to successfully execute its tax planning strategies, and (3) the accuracy of the Company's estimate of the potential effect that changes in tax legislation, in the jurisdictions where the Company operates, may have on the Company's future taxable profits. Failure by the Company to achieve forecasted taxable income or to execute its tax planning strategies may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company's ability to achieve sufficient forecasted taxable income or successfully execute its tax planning strategies include, but are not limited to, increased competition, general economic conditions, a decline in sales or earnings, loss of market share, delays in product availability or changes in tax legislation. In addition, Baldwin recognizes reserves for contingencies when it becomes probable that such a contingency exists.

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

                                                          YEARS ENDED JUNE 30,
                                                         -----------------------
                                                         2005     2004     2003
                                                         -----    -----    -----
Net sales..............................................  100.0%   100.0%   100.0%
Cost of goods sold.....................................   67.0     68.4     69.9
                                                         -----    -----    -----
Gross profit...........................................   33.0     31.6     30.1
Selling, general and administrative expenses...........   18.6     18.9     20.1
Research, development and engineering expenses.........    9.2      8.6     12.0
Restructuring, impairment and settlement charges.......    0.0      0.0      3.6
                                                         -----    -----    -----

                                                          YEARS ENDED JUNE 30,
                                                         -----------------------
                                                         2005     2004     2003
                                                         -----    -----    -----
Operating income (loss)................................    5.4      4.0     (5.6)
Interest expense.......................................   (1.4)    (3.2)    (1.8)
Interest income........................................    0.0      0.0      0.2
Other income, net......................................    1.0      2.5      0.6
                                                         -----    -----    -----
Income (loss) from continuing operations before income
  taxes................................................    5.0      3.4     (6.6)
Provision (benefit) for income taxes...................    2.1     (1.0)     1.9
                                                         -----    -----    -----
Income (loss) from continuing operations...............    2.9      4.4     (8.5)
Discontinued operations:
  Income (loss) from operations........................    0.0      0.0     (0.2)
  Gain on sale.........................................    0.0      0.0      0.4
                                                         -----    -----    -----
Net income (loss)......................................    2.9%     4.4%    (8.3)%
                                                         =====    =====    =====

FISCAL YEAR ENDED JUNE 30, 2005 VERSUS FISCAL YEAR ENDED JUNE 30, 2004

CONSOLIDATED RESULTS

     NET SALES. Net sales of $173,185,000 for the fiscal year ended June 30, 2005 reflect an increase of $15,075,000 or 10% versus the fiscal year ended June 30, 2004. Currency rate fluctuations increased net sales for the current period by $7,628,000. Excluding the effects of currency translation, net sales increased $7,446,000 or 5%.

     The net sales increase primarily reflects increased demand in Europe and Asia. In Europe, sales (excluding the effects of currency translation) increased approximately $4,100,000, particularly in Germany and the markets serviced by Sweden. Improving global market conditions in Americas, Europe, and Asia led to an increased demand from press manufacturers for the Company's cleaning and spray dampening systems in the commercial and newspaper marketplace. While downward pricing pressures continue, particularly in the OEM customer base, improving market conditions coupled with OEM outsourcing and some increase in market share led to the improved sales.

     In Asia, sales increased approximately $3,800,000 (excluding the effects of currency translations). In Japan, increased OEM export production, mainly to China, increased demand for the Company's commercial cleaning and water systems. In addition, the Company's Australian subsidiary began shipments of a significant newspaper cleaning system order during the fourth quarter of 2005.

     In the Americas, particularly the U.S., sales remained relatively flat year over year due in part to the internal shift of sales to certain European and Japanese manufactured press equipment with products supplied by the Company's European and Japanese subsidiaries.

     GROSS PROFIT. Gross profit of $57,237,000 for the fiscal year ended June 30, 2005 reflects an increase of $7,201,000 or 14% versus the fiscal year ended June 30, 2004. Excluding the favorable foreign currency translation effect of $2,764,000, gross profit increased $4,437,000 or 9%. Gross margins improved to 33% from 32% primarily on the strength of the improvement in sales volume, coupled with better control over material and labor costs. In addition, gross margins during the fourth quarter were favorably impacted approximately 1% due to customer cost reimbursement for an order which was substantially modified.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $32,289,000 for the fiscal year ended June 30, 2005 reflect an increase of $2,578,000 or 9%.

Excluding the effects of foreign currency translation of $1,192,000, SG&A expenses increased $1,386,000 or 5%. G&A expenses of $18,384,000 for the fiscal year ended June 30, 2005 increased $1,107,000 or 6% versus the fiscal year ended June 30, 2004. Excluding the effects of currency translation of $563,000, G&A expenses increased $544,000 or 3%. This increase relates primarily to increased compensation costs commensurate with improved business performance coupled with higher consulting costs associated with the implementation of compliance with the requirements of the Sarbanes-Oxley Act.

     Selling expenses of $13,905,000 for the fiscal year ended June 30, 2005 increased $1,471,000 or 12%. Excluding the effects of currency translation of $629,000, selling expenses increased $842,000. The increase in selling expenses reflects the increased business level associated with the higher-level sales activity and reflects an increase in commissions, and higher salaries, benefits and other employee related travel costs.

     ENGINEERING AND DEVELOPMENT EXPENSES. Engineering and Development expenses of $15,920,000 for the year ended June 30, 2005 reflect an increase of $2,302,000 or 17% versus the fiscal year ended June 30, 2004. Excluding foreign currency translation effects, engineering and development expenses increased $1,527,000 or 11%. The increase relates primarily to increased personnel and travel related expenses particularly in Germany, due to planned investments in product development, and research and development projects, increased customer demand and higher business activity levels.

     RESTRUCTURING AND OTHER CHARGES. The Company released to income restructuring reserves of $338,000 for the year ended June 30, 2005 as compared to a charge of $448,000 for the fiscal year ended June 30, 2004. The release of restructuring reserves relate to facility lease costs avoided by relocation of the Company's corporate office. The $448,000 in fiscal year 2004 represented additional employment reductions in the United States and the United Kingdom associated with the August 2002 restructuring plan.

     INTEREST AND OTHER. Interest expense of $2,412,000 for the fiscal year ended June 30, 2005 decreased $2,573,000 versus the period ended June 30, 2004. Lower average debt levels and lower interest rates as a result of the amended credit agreement with Maple Trade GmbH, entered into in September 2004, coupled with lower amortization of deferred financing costs during the period primarily account for the decrease. Additionally, currency rate fluctuations increased interest expense $173,000 in the current period. Interest income remained virtually flat year over year on a currency adjusted basis while royalty income declined $1,612,000. The decline in royalty income relates to the expiration of a group of patents, which provided the royalty income stream, in February 2005.

     Other income and expense, net, amounted to expense of $89,000 for the period ended June 30, 2005 and primarily reflects a write-off of fixed assets. In 2004, the income of $559,000 primarily reflected foreign currency transaction and fair value exchange gains of $1,194,000 and $203,000, respectively. Partially offsetting these gains in 2004 were financial, legal and accounting fees amounting to $833,000 related to the termination of a proposed transaction with regard to the planned sale of the Company.

     INCOME TAXES. The Company recorded an income tax provision of $3,684,000 for the fiscal year ended June 30, 2005. The effective tax rate of 42.2% for fiscal year ended June 30, 2005 reflects strong foreign income, taxed at rates higher than the U.S. statutory rate. Additionally, no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. For the fiscal year ended June 30, 2004, the Company recorded a tax benefit of $1,673,000 primarily as a result of the reversal of its valuation allowance for net deferred tax assets associated with its German subsidiary.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations before taxes for the fiscal year ended June 30, 2005 of $8,719,000 compares to income from continuing operations of $5,313,000 in fiscal year ended June 30, 2004. For the current fiscal year, currency rate fluctuations increased income from continuing operations $645,000. Increased revenue, gross margin improvement and lower interest expense partially offset by higher operating expenses and lower royalty income primarily accounts for the increase.

     NET INCOME. The Company's net income amounted to $5,035,000 for the fiscal year ended June 30, 2005 and reflects the improved income from operations. Net income of $6,986,000 for the fiscal year ended June 30, 2004 reflected improving income from operations coupled with the income tax benefit associated with the reversal of the German valuation allowance.

FISCAL YEAR ENDED JUNE 30, 2004 VERSUS FISCAL YEAR ENDED JUNE 30, 2003

CONSOLIDATED RESULTS

     NET SALES. Net sales of $158,110,000 for the fiscal year ended June 30, 2004 reflect an increase of $23,902,000 or 18% versus the fiscal year ended June 30, 2003. Currency rate fluctuations increased net sales for the current period by $13,392,000. Excluding the effects of currency translation, net sales increased $10,510,000 or 8%.

     The net sales increase reflects increased demand in Europe and Asia, partially offset by declines in the Americas, primarily in the U.S. In Europe, sales increased approximately $7,000,000, particularly in Germany and Sweden, where demand for the Company's cleaning and spray dampening systems improved in both newspaper and commercial markets. While downward pricing pressures continue, particularly in the OEM customer base, demand and improving market conditions led to the improved sales. In Asia, particularly Japan, sales increased approximately $5,000,000. Despite continued pricing pressures, increased demand for cleaning systems, in both commercial and newspaper markets, spray dampening systems in the newspaper market and commercial water systems led to the increased sales.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $29,711,000 for the fiscal year ended June 30, 2004 reflect an increase of $2,758,000 or 10%. Excluding the effects of foreign currency translation of $2,157,000, SG&A expenses increased $601,000 or 2%. G&A expenses of $17,277,000 for the fiscal year ended June 30, 2004 increased $2,107,000 or 14% versus the fiscal year ended June 30, 2003. Excluding the effects of currency translation of $1,053,000, G&A expenses increased $1,054,000 or 7%. This increase relates primarily to increased incentive compensation costs which are commensurate with improved business performance. Excluding the increased incentive compensation costs, G&A remained virtually flat for the period ended June 30, 2004 versus the period ended June 30, 2003.

     Selling expenses of $12,434,000 for the fiscal year ended June 30, 2004 increased $651,000 or 6%. Excluding the effects of currency translation of $1,104,000, selling expenses declined $453,000. The decline in selling expenses reflects lower customer support costs in the U.S. as a result of staffing level decreases coupled with lower outside contractor costs and higher project management costs which are included in cost of sales, in Sweden. Partially offsetting these declines was an increase in marketing costs, primarily associated with trade show advertising and higher salaries, benefits and other employee related costs in Europe.

     ENGINEERING AND DEVELOPMENT EXPENSES. Engineering and Development expenses of $13,618,000 for the year ended June 30, 2004 reflect a decrease of $2,530,000 or 16% versus the fiscal year ended June 30, 2003. Excluding foreign currency translation effects, engineering and development expenses declined $3,895,000 or 24%. The decrease relates primarily to lower project costs and reductions in engineering costs attributed to reduced personnel costs associated with planned restructuring in the U.S. and in Sweden where lower research and development expenses were replaced by project management costs which are included in cost of sales.

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

     Other income and expense, net, amounted to income of $559,000 for the period ended June 30, 2004 and primarily reflects foreign currency transaction and fair value exchange gains of $1,194,000 and $203,000, respectively. Partially offsetting those gains were financial, legal and accounting fees amounting to $833,000 related to the termination of a proposed transaction with regard to the planned sale of the Company.

     In 2003, other income and expense, net, amounted to expense of $2,251,000. This amount includes ($879,000) of foreign currency transaction losses, ($446,000) of write-off of deferred costs associated with several alternative financing arrangements which no longer qualified as deferrable once the Maple Bank GmbH Credit Agreement became the definitive agreement and ($928,000) of expenses incurred in pursuit of financial and strategic alternatives related to the Company's pursuit of alternative capital arrangements. Included in the ($928,000) were, ($564,000) related to a breakage fee payable to a private equity firm once the Company concluded it would not require a capital transaction (investment) with the entity; ($215,000) of expenses related to certain due diligence procedures by the

Company on a potential strategic buyer; and ($139,000) and ($10,000) for financial and legal advisor fees incurred in connection with these alternatives, respectively.

     INCOME TAXES. The Company recorded an income tax benefit of $1,673,000 for the fiscal year ended June 30, 2004. During the fourth quarter, the Company reversed its valuation allowance for net deferred tax assets associated with its German subsidiary (approximately $4,700,000) which resulted in the recording of a net tax benefit of $3,623,000 for the quarter ended June 30, 2004 and $1,673,000 for the year ended June 30, 2004. The reversal of the Germany subsidiary deferred tax valuation allowance was based upon the subsidiary's operating performance and management's expectation that the subsidiary will generate sufficient taxable income in future periods to realize the tax benefits associated with its net operating loss carryforwards. Partially offsetting this benefit were foreign income taxed at rates higher than the U.S. statutory rate and a recent change in German tax law which limits the use of previously recorded net operating losses to offset current taxable income.

     INCOME/LOSS FROM CONTINUING OPERATIONS. Income from continuing operations before taxes for the fiscal year ended June 30, 2004 of $5,313,000 compares to a loss from continuing operations of $8,838,000 in the fiscal year ended June 2003. Increased revenue, gross margin improvement and lower restructuring and settlement charges primarily account for the increase.

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

LIQUIDITY AND CAPITAL RESOURCES

     The increase in cash and cash equivalents in fiscal years 2005 and 2004, respectively, of $3,435,000 and $5,058,000, respectively, resulted from cash flows provided by or used in the Company's operating, investing and financing activities.

                                                        2005      2004      2003
                                                       -------   -------   -------
                                                             (IN THOUSANDS)
Cash flow from operating activities:
Net cash from operations before restructuring........  $14,726   $ 5,792   $ 6,449
Cash used for restructuring payments.................     (627)   (1,416)   (3,721)
                                                       -------   -------   -------
Net cash provided by operating activities............  $14,099   $ 4,376   $ 2,728
                                                       =======   =======   =======

     The Company's continued focus on profitability and asset management coupled with lower restructuring payments generated cash flows from operations of $14,099,000 in 2005 versus $4,376,000 in 2004. Higher revenues and improved profitability led to higher cash receipts from sales in 2005. Improved working capital management additionally led to a decline in days sales outstanding (51 in 2005; 54 in 2004) and an increase in inventory turns (5.3 times in 2005; 4.6 times in 2004).

                                                         2005      2004      2003
                                                        -------   -------   -------
                                                              (IN THOUSANDS)
Cash flow from investing activities:
Additions to property, patents, trademarks and
  drawings............................................  $(1,317)  $(1,022)  $(1,370)
Proceeds from disposition of assets...................      299         0     3,736
                                                        -------   -------   -------
Net cash (used in) provided by investing activities...  $(1,018)  $(1,022)  $ 2,366
                                                        =======   =======   =======

     In 2005, cash used for additions amounted to $1,317,000 in 2005 versus $1,022,000 in 2004 and $1,370,000 in 2003. The decrease in 2004 primarily relates to lower property additions pursuant to the capital expenditures limitations contained in the Maple Credit Agreement. Proceeds from the sale of BKA in 2003 were primarily used to reduce outstanding bank debt.

                                                        2005       2004      2003
                                                       -------   --------   -------
                                                              (IN THOUSANDS)
Cash flow from financing activities:
Long and short term debt borrowings..................  $     0   $ 23,159   $ 4,434
Long and short term debt repayments..................   (9,213)   (19,896)   (7,453)
Payment of debt financing costs......................     (259)    (2,533)     (785)
Other................................................       (2)       (31)      483
                                                       -------   --------   -------
Net cash (used in) provided by financing
  activities.........................................  $(9,474)  $    699   $(3,321)
                                                       =======   ========   =======

     The Company's primary source of external financing is the Credit Agreement and its amendments (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender").

     During the fiscal year ended June 30, 2005 the Credit Agreement with Maple was amended to increase the size of the credit facility to $28,000,000 from the $20,000,000 level in place during the fiscal year ended June 30, 2004. In addition, the amendment reduced the interest rates for the fiscal year ended June 30, 2005. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus: (i) 5.125% for loans denominated in U.S. dollars (10% during the fiscal year ended June 30, 2004) and (ii) 5.525% for loans denominated in Euros (11.5% during the fiscal year ended June 30, 2004). The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event, however, during the fiscal year ended June 30, 2005, may the interest rate be less than 7.5% (10.5% for the fiscal year ended June 30, 2004) for dollar-based borrowings and 7.625% (10.5% for the fiscal year ended June 30, 2004) for Euro based borrowings.

     The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $10,000,000. The Credit Agreement does not require the Company to meet any financial covenants, except for a limitation on annual capital expenditures, for which the Company received a waiver for the fiscal year ended June 30, 2004; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. In addition, the Credit Agreement granted to the Lender an option to acquire a maximum of $5,000,000 of equity securities (as defined in the Agreement) should the Company choose to issue any such equity securities.

     The initial borrowings under the credit facility during the fiscal year ended June 30, 2004, amounted to $18,874,000, of which the Company utilized $16,243,000 to retire its previously existing debt, associated interest, closing costs and working capital purposes. During the fiscal year ended June 30, 2005, strong cash flow from operations enabled the Company to reduce the amount outstanding under the Credit Agreement with Maple by approximately $8,100,000 included in total long and short term repayments of $9,213,000.

     Effective July 1, 2005, the Company further amended the Credit Agreement with Maple Bank. This additional amendment reduced interest rates approximately 175 basis points and lowered annual commitment fees. At current debt levels, the Company believes that the amendment will generate approximately $400,000 of annual interest expense savings.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities totaling $33,359,000 at June 30, 2005, including amounts available under the Maple Credit Agreement. As of June 30, 2005, the Company had $17,311,000 outstanding under these credit facilities including $12,853,000 (including Letters of Credit) under the Maple Credit Agreement and Term Loan.

     The Company believes that its cash flow from operations, along with the available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements over the term of the current financing with Maple.

     At June 30, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company's contractual obligations at June 30, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                              FISCAL YEARS ENDING JUNE 30,
                            ----------------------------------------------------------------
                                                                                   2011 AND
                             TOTAL     2006     2007     2008     2009     2010   THEREAFTER
                            -------   ------   ------   ------   -------   ----   ----------
Contractual obligations:
Loans payable.............  $ 2,705   $2,705   $    0   $    0   $     0   $  0     $    0
Capital lease
  obligations.............      165       87       38       24        15      1          0
Long-term debt............   13,256    1,033      576      115    11,532      0          0
Non-cancelable operating
  lease obligations.......   10,964    3,828    2,531    1,589     1,226    420      1,370
Interest expense(1).......    3,619    1,194    1,109    1,094       222      0          0
                            -------   ------   ------   ------   -------   ----     ------
Total contractual cash
  obligations.............  $30,709   $8,847   $4,254   $2,822   $12,995   $421     $1,370
                            =======   ======   ======   ======   =======   ====     ======

---------------------------
(1) The anticipated future interest payments are based on the Company's current indebtedness and interest rates at June 30, 2005, with consideration given to debt reduction as the result of expected payments.

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

INTEREST RATE AND DEBT SENSITIVITY

     As of June 30, 2005, the Company had debt totaling $15,961,000 most of which bears interest at floating rates.

     The Company performed a sensitivity analysis as of June 30, 2005, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a one-percentage point increase in interest rates would affect the Company's pre-tax income by approximately $160,000. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

CURRENCY EXCHANGE RATE SENSITIVITY

     The Company derived approximately 86% of its revenues from countries outside of the United States for the fiscal year ended June 30, 2005. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company's policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company's financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural overall hedge.

     The Company performed a sensitivity analysis as of June 30, 2005 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company's pre-tax income by approximately $1,000,000. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company's actual exposures and hedges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Registered Public Accounting Firm.....   22

Consolidated Balance Sheets at June 30, 2005 and June 30,
  2004......................................................   23

Consolidated Statements of Operations for the years ended
  June 30, 2005, June 30, 2004 and June 30, 2003............   25

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 2005, June 30, 2004 and June
  30, 2003..................................................   26

Consolidated Statements of Cash Flows for the years ended
  June 30, 2005, June 30, 2004 and June 30, 2003............   27

Notes to Consolidated Financial Statements..................   28

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

     In our opinion, the consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Stamford, Connecticut
September 28, 2005

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                             JUNE 30,    JUNE 30,
                                                               2005        2004
                                                             --------    --------
CURRENT ASSETS:
  Cash and cash equivalents..............................    $ 15,443    $ 12,008
  Accounts receivable trade, net of allowance for
     doubtful accounts of $1,962 ($2,155 at June 30,
     2004)...............................................      27,160      24,765
  Notes receivable, trade................................       8,090      12,960
  Inventories............................................      22,755      24,998
  Deferred taxes.........................................         416         473
  Prepaid expenses and other.............................       3,132       5,448
                                                             --------    --------
           Total current assets..........................      76,996      80,652
                                                             --------    --------
MARKETABLE SECURITIES:
  (Cost $610 at June 30, 2005 and $586 at June 30,
     2004)...............................................         678         640
                                                             --------    --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and buildings.....................................         936         977
  Machinery and equipment................................       2,082       3,314
  Furniture and fixtures.................................       3,796       4,149
  Capital leases.........................................         391         371
                                                             --------    --------
                                                                7,205       8,811
Less: Accumulated depreciation...........................      (3,790)     (4,271)
                                                             --------    --------
Net property, plant and equipment........................       3,415       4,540
                                                             --------    --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
  less accumulated amortization of $4,559 ($4,224 at June
  30, 2004)..............................................       2,561       2,259
GOODWILL, less accumulated amortization of $3,456 ($3,516
  at June 30, 2004)......................................      10,922      11,104
DEFERRED TAXES...........................................      10,623      12,151
OTHER ASSETS.............................................       4,156       3,925
                                                             --------    --------
           TOTAL ASSETS..................................    $109,351    $115,271
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             JUNE 30,    JUNE 30,
                                                               2005        2004
                                                             --------    --------
CURRENT LIABILITIES:
  Loans payable..........................................    $  2,705    $  2,757
  Current portion of long-term debt......................       1,033      20,523
  Accounts payable, trade................................      14,789      11,615
  Notes payable, trade...................................       9,278      10,840
  Accrued salaries, commissions, bonus and
     profit-sharing......................................       7,641       6,808
  Customer deposits......................................       3,320       2,785
  Accrued and withheld taxes.............................       2,041       2,184
  Income taxes payable...................................       1,204       3,079
  Other accounts payable and accrued liabilities.........       9,486      11,687
                                                             --------    --------
           Total current liabilities.....................      51,497      72,278
                                                             --------    --------
LONG-TERM LIABILITIES:
  Long-term debt.........................................      12,223       1,794
  Other long-term liabilities............................       6,400       6,732
                                                             --------    --------
           Total long-term liabilities...................      18,623       8,526
                                                             --------    --------
           Total liabilities.............................      70,120      80,804
                                                             --------    --------
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par, 45,000,000 shares
     authorized, 16,575,349 shares issued at June 30,
     2005 and 16,529,348 shares issued at June 30,
     2004................................................         166         166
  Class B Common Stock, $.01 par, 4,500,000 shares
     authorized, 2,137,883 shares issued at June 30, 2004
     and 2,137,883 shares issued at June 30, 2005........          21          21
  Capital contributed in excess of par value.............      57,065      57,017
  Accumulated deficit....................................      (7,632)    (12,667)
  Accumulated other comprehensive income.................       2,332       2,651
  Less: Treasury stock, at cost:
     Class A -- 3,630,202 shares (3,630,202 at June 30,
     2004) Class B -- 172,464 shares (172,464 shares at
     June 30, 2004)......................................     (12,721)    (12,721)
                                                             --------    --------
           Total shareholders' equity....................      39,231      34,467
                                                             --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $109,351    $115,271
                                                             ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE YEARS ENDED JUNE 30,
                                                     --------------------------------
                                                       2005        2004        2003
                                                     --------    --------    --------
Net sales..........................................  $173,185    $158,110    $134,208
Cost of goods sold.................................   115,948     108,074      93,788
                                                     --------    --------    --------
Gross profit.......................................    57,237      50,036      40,420
                                                     --------    --------    --------
Operating expenses:
  General and administrative.......................    18,384      17,277      15,170
  Selling..........................................    13,905      12,434      11,783
  Engineering and development......................    15,920      13,618      16,148
  Provision for loss on the disposition of
     pre-press operations..........................        --          --         (45)
  Restructuring charges............................      (338)        448       3,605
  Settlement charges...............................        --          --       1,250
                                                     --------    --------    --------
                                                       47,871      43,777      47,911
                                                     --------    --------    --------
Operating income (loss)............................     9,366       6,259      (7,491)
                                                     --------    --------    --------
Other (income) expense:
  Interest expense.................................     2,412       4,985       2,411
  Interest (income)................................      (105)       (119)       (281)
  Royalty (income), net............................    (1,749)     (3,361)     (3,034)
  Other expense (income), net......................        89        (559)      2,251
                                                     --------    --------    --------
                                                          647         946       1,347
                                                     --------    --------    --------
Income (loss) from continuing operations before
  income taxes.....................................     8,719       5,313      (8,838)
                                                     --------    --------    --------
(Benefit) provision for income taxes:
  Domestic.........................................       (55)       (485)        500
  Foreign..........................................     3,739      (1,188)      2,078
                                                     --------    --------    --------
           Total income tax provision (benefit)....     3,684      (1,673)      2,578
                                                     --------    --------    --------
Income (loss) from continuing operations...........     5,035       6,986     (11,416)
Discontinued operations:
  (Loss) from operations (net of applicable income
     taxes of $0)..................................        --          --        (253)
  Gain on sale (net of applicable income taxes of
     $0)...........................................        --          --         543
                                                     --------    --------    --------
Net Income (loss)..................................  $  5,035    $  6,986    $(11,126)
                                                     ========    ========    ========
Net Income (loss) income per share
  Continuing operations -- basic...................  $   0.34    $   0.47    $  (0.76)
  Continuing operations -- diluted.................  $   0.33    $   0.46    $  (0.76)
  Discontinued operations -- (loss) income from
     operations....................................  $   0.00    $   0.00    $  (0.02)
  Discontinued operations -- gain on sale..........  $   0.00    $   0.00    $   0.04
                                                     --------    --------    --------
Net Income (loss) per share -- basic...............  $   0.34    $   0.47    $  (0.74)
                                                     ========    ========    ========
Net Income (loss) per share -- diluted.............  $   0.33    $   0.46    $  (0.74)
                                                     ========    ========    ========
Weighted average shares outstanding:
  Basic............................................    14,899      15,001      15,015
                                                     ========    ========    ========
  Diluted..........................................    15,305      15,286      15,015
                                                     ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                 CLASS A              CLASS B                                  ACCUMULATED
                              COMMON STOCK          COMMON STOCK      CAPITAL IN                  OTHER          TREASURY STOCK
                           -------------------   ------------------   EXCESS OF    RETAINED   COMPREHENSIVE   ---------------------
                             SHARES     AMOUNT    SHARES     AMOUNT   PAR VALUE    EARNINGS       LOSS          SHARES      AMOUNT
                           ----------   ------   ---------   ------   ----------   --------   -------------   ----------   --------
Balance at June 30,
  2002...................  16,458,849     165    2,185,883     21       56,986       (8,527)      (2,017)     (3,630,202)   (12,199)
Year ended June 30, 2003:
  Net loss for the
    Year.................                                                           (11,126)
  Translation
    Adjustment...........                                                                          3,431
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                                                                            (31)
  Unrealized gain on
    forward contracts....                                                                             28
  Comprehensive loss.....
  Reduction in note
    receivable in
    exchange for an equal
    reduction in deferred
    compensation payments
    to be made by the
    Company..............
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Balance at June 30,
  2003...................  16,458,849    $165    2,185,883    $21      $56,986     $(19,653)     $ 1,411      (3,630,202)  $(12,199)
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Year ended June 30, 2004:
  Net Income for the
    year.................                                                             6,986
  Translation
    Adjustment...........                                                                          1,253
  Unrealized gain on
    available-for sale
    securities, net of
    tax..................                                                                             88
  Unrealized loss on
    forward contracts....                                                                             (1)
Shares issued under Stock
  Option Plan............      22,499       1                               31
Shares Converted Class B
  to Class A.............      48,000      --      (48,000)    --
  Additional minimum
    pension liability....                                                                           (100)
  Comprehensive income...
  Reduction in note
    receivable through
    exchanged shares.....                                                                                       (172,464)      (522)
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Balance at June 30,
  2004...................  16,529,348    $166    2,137,833    $21      $57,017     $(12,667)     $ 2,651      (3,802,666)  $(12,721)
                           ==========    ====    =========    ===      =======     ========      =======      ==========   ========
Year ended June 30, 2005:
  Net Income for the
    year.................                                                             5,035
  Translation
    Adjustment...........                                                                           (318)
  Unrealized gain on
    available-for sale
    securities, net of
    tax..................                                                                              9
  Unrealized loss on
    forward contracts....                                                                            (30)
Shares issued under Stock
  Option Plan............      46,001                                       48
  Reduction of minimum
    pension liability....                                                                             20
  Comprehensive income...
                           ----------    ----    ---------    ---      -------     --------      -------      ----------   --------
Balance at June 30,
  2005:..................  16,575,349    $166    2,137,833    $21      $57,065     $ (7,632)     $ 2,332      (3,802,666)  $(12,721)
                           ==========    ====    =========    ===      =======     ========      =======      ==========   ========

                           NOTE RECEIVABLE
                              FROM KEY
                            EXECUTIVE FOR
                            COMMON STOCK     COMPREHENSIVE
                              ISSUANCE       INCOME (LOSS)
                           ---------------   -------------
Balance at June 30,
  2002...................        (675)
Year ended June 30, 2003:
  Net loss for the
    Year.................                      $(11,126)
  Translation
    Adjustment...........                         3,431
  Unrealized loss on
    available-for sale
    securities, net of
    tax..................                           (31)
  Unrealized gain on
    forward contracts....                            28
                                               --------
  Comprehensive loss.....                      $ (7,698)
                                               ========
  Reduction in note
    receivable in
    exchange for an equal
    reduction in deferred
    compensation payments
    to be made by the
    Company..............         225
                                -----
Balance at June 30,
  2003...................       $(450)
                                -----
Year ended June 30, 2004:
  Net Income for the
    year.................                      $  6,986
  Translation
    Adjustment...........                         1,253
  Unrealized gain on
    available-for sale
    securities, net of
    tax..................                            88
  Unrealized loss on
    forward contracts....                            (1)
Shares issued under Stock
  Option Plan............
Shares Converted Class B
  to Class A.............
  Additional minimum
    pension liability....                          (100)
  Comprehensive income...                      $  8,226
                                               ========
  Reduction in note
    receivable through
    exchanged shares.....         450
                                -----
Balance at June 30,
  2004...................       $   0
                                =====
Year ended June 30, 2005:
  Net Income for the
    year.................                      $  5,035
  Translation
    Adjustment...........                          (318)
  Unrealized gain on
    available-for sale
    securities, net of
    tax..................                             9
  Unrealized loss on
    forward contracts....                           (30)
Shares issued under Stock
  Option Plan............
  Reduction of minimum
    pension liability....                            20
  Comprehensive income...                      $  4,716
                                -----          ========
Balance at June 30,
  2005:..................       $   0
                                =====

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED JUNE 30,
                                                             -----------------------------
                                                              2005       2004       2003
                                                             -------   --------   --------
Cash flows from operating activities:
  Net income (loss)........................................  $ 5,035   $  6,986   $(11,126)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization.........................    1,625      1,763      1,931
     Accrued retirement pay................................      119        238        776
     Deferred taxes........................................    1,524     (4,678)      (774)
     Provision for losses on accounts receivable...........       99        109        657
     Write-off of fixed assets.............................      108         --         --
     Restructuring charges.................................     (338)       448      3,605
     (Gain) loss from disposition of business..............       --         --       (543)
     Write-off of deferred debt financing costs............       --         --        446
     Settlement charge.....................................       --         --      1,250
     Changes in assets and liabilities, net of effects from
        dispositions:
        Accounts and notes receivable......................    2,010     (2,599)     8,586
        Inventories........................................    1,990       (938)     1,932
        Prepaid expenses and other.........................    2,580      1,834      2,221
        Other assets.......................................     (331)       233      1,327
        Customer deposits..................................      561       (590)    (1,699)
        Accrued compensation...............................      928      2,147       (103)
        Payments of restructuring charges..................     (627)    (1,416)    (3,721)
        Accounts and notes payable, trade..................    2,218        457       (280)
        Income taxes payable...............................   (1,849)       902        765
        Accrued and withheld taxes.........................     (143)        82        175
        Other accounts payable and accrued liabilities.....   (1,277)      (669)    (2,431)
        Interest payable...................................     (133)        67       (266)
                                                             -------   --------   --------
Net cash provided (used) by operating activities...........   14,099      4,376      2,728
                                                             -------   --------   --------
Cash flows from investing activities:
  Proceeds from the disposition of assets..................      299         --      3,736
  Additions of property....................................     (640)      (532)      (866)
  Additions of patents, trademarks and drawings............     (677)      (490)      (504)
                                                             -------   --------   --------
Net cash (used in) provided by investing activities........   (1,018)    (1,022)     2,366
                                                             -------   --------   --------
Cash flows from financing activities:
  Long-term and short-term debt borrowings.................       --     23,159      4,434
  Long-term and short-term debt repayments.................   (9,213)   (19,896)    (7,453)
  Promissory note in connection with strategic financing
     alternatives..........................................       --         --        412
  Principal payments under capital lease obligations.......      (93)       (97)       (49)
  Payment of debt financing costs..........................     (259)    (2,533)      (785)
  Other long-term liabilities..............................       45         32        120
  Proceeds of stock option exercise........................       46         34         --
                                                             -------   --------   --------
Net cash (used) provided by financing activities...........   (9,474)       699     (3,321)
                                                             -------   --------   --------
Effect of exchange rate changes............................     (172)     1,005        498
                                                             -------   --------   --------
Net increase (decrease) in cash and cash equivalents.......    3,435      5,058      2,271
Cash and cash equivalents at beginning of year.............   12,008      6,950      4,679
                                                             -------   --------   --------
Cash and cash equivalents at end of year...................  $15,443   $ 12,008   $  6,950
                                                             =======   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest.................................................  $ 2,545   $  5,052   $  2,145
  Income taxes.............................................  $ 3,581   $  1,552   $  1,941

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION OF BUSINESS:

     Baldwin Technology Company, Inc. and its subsidiaries ("Baldwin" or the "Company") are engaged primarily in the development, manufacture and sale of accessories and controls for the printing and publishing industry. The Company manages its business as one reportable business segment built around its core competency in accessories and controls.

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

     TRANSLATION OF FOREIGN CURRENCIES. All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or charged to "Other expense (income), net" for the fiscal years ended June 30, 2005, 2004 and 2003 were $90,000, ($1,194,000) and $879,000, respectively.

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

of operations when the underlying hedged item affects earnings. Ineffectiveness related to cash flow hedges is recognized in earnings and is included in "Other expense (income), net".

     CONCENTRATION OF CREDIT RISK. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. For the fiscal year ended June 30, 2005, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 17% of the Company's net sales. The Company's ten largest customers accounted for approximately 53%, 52% and 46% of the Company's net sales for each of the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

     MARKETABLE SECURITIES. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of other comprehensive income (loss) included within shareholders' equity. Cost is determined using the average cost method.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $672,000 and $549,000 greater as of June 30, 2005 and 2004, respectively.

     PROPERTY, PLANT AND EQUIPMENT. The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,165,000, $1,231,000 and $1,288,000 for the fiscal years ended June 30,
2005, 2004 and 2003, respectively.

     LONG-LIVED ASSETS. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company believes that no impairment of its long-lived assets exists at June 30, 2005.

     STOCK BASED COMPENSATION. On January 1, 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 148, "Accounting for Stock-Based Compensation -- transition and disclosure" ("SFAS 148"), which amended certain provisions of SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. Baldwin continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for stock-based compensation. In accordance with APB 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise

                        BALDWIN TECHNOLOGY COMPANY, INC.

price of the stock on the date of grant. The exercise price for all stock option grants equals the fair market value on the date of grant; therefore, no compensation expense is recorded.

     GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill is tested for impairment at the reporting unit level at least annually, by determining the fair value utilizing discounted cash flows of the reporting unit and comparing the fair value with its recorded book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit. As required by SFAS No. 142, the Company conducted an initial impairment assessment as of the July 1, 2001 date of adoption and determined that no impairment existed. The Company performed its annual impairment assessment by utilizing a discounted cash flow model and determined that no impairment existed as of June 30, 2005.

     Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 20 years. Amortization expense amounted to $460,000, $532,000 and $643,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

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

     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable, other short and long-term borrowings, and derivative financial instruments. The current carrying amount of these instruments approximates fair market value.

     WARRANTY. The Company's standard contractual warranty provisions are to repair or replace, at the Company's option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs at the time of sale and is included in "Cost of goods sold". In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percent of revenue discussed above. The Company has accrued estimated future warranty and customer support

                        BALDWIN TECHNOLOGY COMPANY, INC.

obligations of $2,840,000 and $2,714,000 at June 30, 2005 and 2004,
respectively, which are included in "Other accounts payable and accrued liabilities" (see Note 18).

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

     EARNINGS (LOSS) PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities, such as stock options, were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company.

     COMPREHENSIVE INCOME (LOSS). As shown in the Statement of Changes in Shareholders' Equity, comprehensive income (loss) is a measure of net income
(loss) and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders.

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     ROYALTY INCOME. The Company owns a number of patents and patent applications relating to Baldwin's products, some of which provide royalty income to the Company. Patented products represent a significant portion of the Company's net sales for all periods presented. The Company's patents expire at different times during the next twenty years; however, one group of patents, which provided for the Company's royalty income, expired in February 2005. The expiration of patents in the near future in general, is not expected to have a material adverse effect on the Company's net sales; however, royalty income and cash flows are expected to be negatively impacted upon the expiration of the aforementioned group of patents. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In December 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) "Share Based Payment". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company currently accounts for its stock option plans under the recognition and measurement principals of APB 25. As all previously issued stock option awards granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation costs related to stock option grants are currently reflected in net income. SFAS 123(R) is effective as of the annual reporting period that begins after June 15, 2005, therefore, the effective date for the Company is July 1, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans will be recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted. The effect of initially applying SFAS 123(R) is to be recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company will recognize stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The ultimate impact on future years results of operation and financial position will depend upon the level of stock based compensation granted in future years. The Company estimates the additional compensation expense associated with its current outstanding awards should approximate $165,000 after tax for the fiscal year ending June 30, 2006. The Securities

                        BALDWIN TECHNOLOGY COMPANY, INC.

and Exchange Commission's (SEC) recent adoption of a new rule that amends the compliance dates for SFAS 123(R) does not affect the Company's implementation date.

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

NOTE 3 -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("OCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Accumulated other comprehensive income (loss) consists of the following:

                                                            JUNE 30,     JUNE 30,
                                                              2005         2004
                                                           ----------   ----------
Cumulative translation adjustment........................  $2,407,000   $2,725,000
Unrealized gain (loss) on investments, net of tax........      40,000       31,000
Minimum pension liability, net of tax....................     (80,000)    (100,000)
Unrealized loss on forward contracts.....................     (35,000)      (5,000)
                                                           ----------   ----------
                                                           $2,332,000   $2,651,000
                                                           ==========   ==========

NOTE 4 -- EARNINGS PER SHARE:

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 865,500, 350,000 and 1,284,000 shares of common stock were outstanding

                        BALDWIN TECHNOLOGY COMPANY, INC.

at June 30, 2005, June 30, 2004 and June 30, 2003 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

                                                       FOR THE YEARS ENDED JUNE 30,
                                                      ------------------------------
                                                        2005       2004       2003
                                                      --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER
                                                               SHARE DATA)
DETERMINATION OF SHARES:
  Average common shares outstanding.................   14,899     15,001     15,015
  Assumed conversion of dilutive stock options and
     awards.........................................      406        285          0
                                                      -------    -------    -------
  Diluted average common shares outstanding.........   15,305     15,286     15,015
                                                      =======    =======    =======
CONTINUING OPERATIONS:
  Basic earnings (loss) per common share............  $  0.34    $  0.47    $ (0.76)
  Diluted earnings (loss) per common share..........  $  0.33    $  0.46    $ (0.76)
DISCONTINUED OPERATIONS:
  Basic earnings (loss) per common
     share -- operations............................  $  0.00    $  0.00    $ (0.02)
  Basic earnings per common share -- gain on sale...  $  0.00    $  0.00    $  0.04
TOTAL:
  Basic earnings (loss) per common share............  $  0.34    $  0.47    $ (0.74)
  Diluted earnings (loss) per common share..........  $  0.33    $  0.46    $ (0.74)

NOTE 5 -- RESTRUCTURING CHARGES AND RELATED RESERVES:

     During March 2000, the Company initiated a restructuring plan (the "March 2000 Plan") that included the consolidation of production facilities, and reduction in total employment, primarily in the United States. At June 30, 2005, the March 2000 Plan has been completed.

     Activity related to the March 2000 Plan in the fiscal year ended June 30, 2005 was as follows:

                         REMAINING                 PAYMENTS                         CHARGES      REMAINING
                          RESERVE       RESERVE     AGAINST         RESERVE         AGAINST       RESERVE
                       JUNE 30, 2004    RELEASE     RESERVE    RECHARACTERIZATION   RESERVE    JUNE 30, 2005
                       -------------   ---------   ---------   ------------------   --------   -------------
Facility lease
  termination
  costs..............    $792,000      $(338,000)  $(286,000)      $(108,000)       $(60,000)       $0
                         --------      ---------   ---------       ---------        --------        --
Total program........    $792,000      $(338,000)  $(286,000)      $(108,000)       $(60,000)       $0
                         ========      =========   =========       =========        ========        ==

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Activity related to the March 2000 Plan in the fiscal year ended June 30, 2004 was as follows:

                               REMAINING      ADDITIONAL     PAYMENTS      REMAINING
                                RESERVE      RESTRUCTURING    AGAINST       RESERVE
                             JUNE 30, 2003      CHARGES      RESERVES    JUNE 30, 2004
                             -------------   -------------   ---------   -------------
Severance..................   $   55,000       $ 19,000      $ (74,000)    $      0
Facility lease termination
  costs....................    1,396,000          4,000       (608,000)     792,000
                              ----------       --------      ---------     --------
Total program..............   $1,451,000       $ 23,000      $(682,000)    $792,000
                              ==========       ========      =========     ========

     In response to weak market conditions, in August 2002, the Company announced additional restructuring activities (the "August 2002 Plan"). At June 30, 2005 the August 2002 Plan has been completed.

     Activity related to the August 2002 Plan in the fiscal year ended June 30, 2005 was as follows:

                                              REMAINING       PAYMENTS       REMAINING
                                               RESERVE         AGAINST        RESERVE
                                            JUNE 30, 2004      RESERVE     JUNE 30, 2005
                                           ----------------   ---------   ----------------
Severance................................      $151,000       $(151,000)       $   0
Facility lease termination costs.........       158,000        (158,000)           0
Other costs..............................        32,000         (32,000)           0
                                               --------       ---------        -----
Total program............................      $341,000       $(341,000)       $   0
                                               ========       =========        =====

     In August 2003, the Company expanded the August 2002 Plan and announced additional employment reductions. In addition, the Company closed its office in Dunstable, England. The additional costs associated with the expansion of the August 2002 Plan amounted to approximately $645,000, comprised of $488,000 in severance costs, $149,000 in lease termination costs and $8,000 in other costs.

     Activity related to the August 2002 Plan in the fiscal year ended June 30, 2004 was as follows:

                         REMAINING      ADDITIONAL                  PAYMENTS      REMAINING
                          RESERVE      RESTRUCTURING    RESERVE      AGAINST       RESERVE
                       JUNE 30, 2003      CHARGES       REVERSAL     RESERVE    JUNE 30, 2004
                       -------------   -------------   ----------   ---------   -------------
Severance............    $258,000        $488,000      $        0   $(595,000)    $151,000
Facility lease
  termination
  costs..............     345,000         149,000       *(220,000)   (116,000)     158,000
Other costs..........      47,000           8,000               0     (23,000)      32,000
                         --------        --------      ----------   ---------     --------
Total program........    $650,000        $645,000      $ (220,000)  $(734,000)    $341,000
                         ========        ========      ==========   =========     ========

                        BALDWIN TECHNOLOGY COMPANY, INC.

---------------------
* the reversal relates to final settlement of facility lease termination costs

NOTE 6 -- BUSINESS SEGMENT INFORMATION:

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
GEOGRAPHIC INFORMATION:                                               (IN THOUSANDS)
  Sales by major country:
  United States.............................................  $ 24,562   $ 25,080   $ 27,209
  Japan.....................................................    61,061     56,997     48,011
  Germany...................................................    50,382     42,944     32,866
  Sweden....................................................    15,708     14,030      9,265
  All other -- foreign......................................    21,472     19,059     16,857
                                                              --------   --------   --------
           Total sales by major country.....................  $173,185   $158,110   $134,208
                                                              ========   ========   ========

                                                                    AT JUNE 30,
                                                              ------------------------
                                                               2005     2004     2003
LONG-LIVED ASSETS BY MAJOR COUNTRY:                           ------   ------   ------
  United States.............................................  $  761   $1,575   $1,795
  Japan.....................................................     297      429      447
  Germany...................................................     680    1,066    1,224
  Sweden....................................................   1,769    2,061    2,167
  All other -- foreign......................................     189      204      226
                                                              ------   ------   ------
           Total long-lived assets by major country.........  $3,696   $5,335   $5,859
                                                              ======   ======   ======

     Long-lived assets primarily includes the net book value of "Property, plant and equipment" and other tangible assets.

NOTE 7 -- INVENTORIES:

     Inventories, net of reserve, consist of the following:

                                                         JUNE 30, 2005
                                             --------------------------------------
                                              DOMESTIC      FOREIGN        TOTAL
                                             ----------   -----------   -----------
Raw materials..............................  $3,997,000   $ 7,456,000   $11,453,000
In process.................................      16,000     4,393,000     4,409,000
Finished goods.............................   1,919,000     4,974,000     6,893,000
                                             ----------   -----------   -----------
                                             $5,932,000   $16,823,000   $22,755,000
                                             ==========   ===========   ===========

                                                         JUNE 30, 2004
                                             --------------------------------------
                                              DOMESTIC      FOREIGN        TOTAL
                                             ----------   -----------   -----------
Raw materials..............................  $3,865,000   $ 8,444,000   $12,309,000
In process.................................      13,000     4,117,000     4,130,000
Finished goods.............................   2,666,000     5,893,000     8,559,000
                                             ----------   -----------   -----------
                                             $6,544,000   $18,454,000   $24,998,000
                                             ==========   ===========   ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Foreign inventories decreased by $253,000 (increased by $1,291,000 in 2004) due to currency translation rates.

NOTE 8 -- LOANS PAYABLE:

                                                            RATE           AMOUNT
                                                       ---------------   ----------
LOANS PAYABLE AT JUNE 30, 2005:
Foreign subsidiaries.................................  3.16% (average)   $2,705,000
                                                                         ==========
LOANS PAYABLE AT JUNE 30, 2004:
Foreign subsidiaries.................................  3.03% (average)   $2,757,000
                                                                         ==========

     The maximum amount of loans payable outstanding during the year ended June 30, 2005 was $2,929,000 ($3,566,000 in 2004). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. The majority of the loans are uncollateralized, however, certain of these loans are collateralized by the current assets associated with the foreign subsidiaries where the loans are drawn.

NOTE 9 -- LONG-TERM DEBT:

                                              JUNE 30, 2005              JUNE 30, 2004
                                         ------------------------   ------------------------
                                          CURRENT      LONG-TERM      CURRENT     LONG-TERM
                                         ----------   -----------   -----------   ----------
Revolving Credit Facility due October
  1, 2008, interest rate 5.525% plus
  three-month Eurodollar rate (2.153%
  at June 30)(a).......................  $       --   $11,504,000   $        --   $       --
Revolving Credit Facility due August
  15, 2005, interest rate 10.00% plus
  three-month Eurodollar rate(a).......          --            --    18,497,000           --
Revolving Credit Facility due August
  15, 2005, interest rate 11.50% plus
  three-month Eurodollar rate(a).......          --            --       970,000           --
Term Loan payable by foreign subsidiary
  due December 8, 2006, interest rate
  1.5%(b)..............................     902,000       450,000       919,000    1,379,000
Note payable by foreign subsidiary
  through 2008, interest rate
  5.95%(c).............................     115,000       259,000       120,000      389,000
Notes payable by foreign subsidiary
  through February 2007, interest rates
  ranging from 4.58% to 4.67%..........      16,000        10,000        17,000       26,000
                                         ----------   -----------   -----------   ----------
                                         $1,033,000   $12,223,000   $20,523,000   $1,794,000
                                         ==========   ===========   ===========   ==========

---------------------

(a) The Company's primary source of external financing is the Credit Agreement and its amendments (the "Credit Agreement") with Maple Bank GmbH ("Maple" or "Lender").

     During the fiscal year ended June 30, 2005 the Credit Agreement with Maple was amended to increase the size of the credit facility to $28,000,000 from the $20,000,000 level in place during fiscal year ended June 30, 2004. In addition, the amendment reduced the interest rates for the fiscal year ended June 30, 2005. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus: (i) 5.125% for loans denominated in U.S. dollars (10% during fiscal year ended June 30, 2004) and

                        BALDWIN TECHNOLOGY COMPANY, INC.

(ii) 5.525% for loans denominated in Euros (11.5% during fiscal year ended June 30, 2004). The interest rate will be reduced by 0.50% or whole increments thereof for each whole increment of disclosed EBITDA (as defined in the Credit Agreement) that equals or exceeds $1,250,000 for any fiscal quarter commencing with the quarter ending December 31, 2003. In no event, however, during the fiscal year ended June 30, 2005, may the interest rate be less than 7.5% (10.5% for fiscal year ended June 30,2004) for dollar-based borrowings and 7.625% (10.5% for the fiscal year ended June 30, 2004) for Euro based borrowings.

     The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company's inventory up to a maximum amount of $10,000,000. The Credit Agreement does not require the Company to meet any financial covenants, except for a limitation on annual capital expenditures, for which the Company received a waiver for the fiscal year ended June 30, 2004, however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. In addition, the Credit Agreement granted to the lender an option to acquire a maximum of $5,000,000 of equity securities (as defined in the agreement) should the Company choose to issue any such equity securities.

(b) In December 2003, the Company, through its Japanese subsidiary, obtained a YEN 300,000,000 term loan (approximately $2,298,000), which matures in December 2006 (the "Japanese Term Loan"). The Japanese Term Loan is subject to semi-annual principal payments of YEN 50,000,000 and bears interest at the Tokyo Inter Bank Offered Rate ("TIBOR") plus 0.75%. The Company received a waiver from Maple in connection with this loan, and received the proceeds in December 2003.

(c) Note is collateralized by buildings as outlined in the indenture relating to this note.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $33,359,000, including amounts available under the Maple Revolver. As of June 30, 2005, the Company had $17,311,000 outstanding under these credit facilities including $12,853,000 (including Letters of Credit) under the Maple Revolver and Term Loan.

     Maturities of long-term debt in each fiscal year ending after June 30, 2005 are as follows:

FISCAL YEAR ENDING JUNE 30,
---------------------------
2006........................................................   $ 1,033,000
2007........................................................       576,000
2008........................................................       115,000
2009........................................................    11,532,000
2010........................................................            --
2011 and thereafter.........................................            --
                                                               -----------
                                                               $13,256,000
                                                               ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 10 -- TAXES ON INCOME:

     Income (loss) before income taxes and the (benefit) provision for income taxes are comprised of:

                                                     FOR THE YEARS ENDED JUNE 30,
                                                --------------------------------------
                                                   2005         2004          2003
                                                ----------   -----------   -----------
Income (loss) before income taxes:
     Domestic.................................  $1,383,000   $   749,000   $(9,079,000)
     Foreign..................................   7,336,000     4,564,000       241,000
                                                ----------   -----------   -----------
                                                $8,719,000   $ 5,313,000   $(8,838,000)
                                                ==========   ===========   ===========
(Benefit) provision for income taxes:
  Currently payable:
     Domestic.................................  $  (55,000)  $    19,000   $ 1,096,000
     Foreign..................................   2,434,000     2,593,000     1,591,000
                                                ----------   -----------   -----------
                                                 2,379,000     2,612,000     2,687,000
                                                ----------   -----------   -----------
  Deferred:
     Domestic.................................          --            --            --
     Foreign..................................   1,305,000    (4,285,000)     (109,000)
                                                ----------   -----------   -----------
                                                 1,305,000    (4,285,000)     (109,000)
                                                ----------   -----------   -----------
           Total income (benefit) tax
              provision.......................  $3,684,000   $(1,673,000)  $ 2,578,000
                                                ==========   ===========   ===========

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows:

                                                         JUNE 30,        JUNE 30,
                                                           2005            2004
                                                       -------------   -------------
DEFERRED TAX ASSETS (LIABILITIES):
Foreign tax credit carryforwards.....................  $  2,476,000    $  2,476,000
Foreign net operating loss carryforwards.............    17,112,000      17,885,000
Domestic net operating loss carryforwards............     5,606,000       9,292,000
Capital loss carryforwards...........................       308,000         366,000
Inventories..........................................     1,776,000       1,803,000
Pension/deferred compensation........................     2,401,000       2,158,000
Restructuring........................................            --         421,000
Other, deferred tax assets, individually less than
  5%.................................................     2,087,000       2,832,000
Other deferred tax liabilities, individually less
  than 5%............................................      (432,000)     (2,375,000)
                                                       ------------    ------------
Net Deferred Tax Asset...............................    31,334,000      34,858,000
Valuation Allowance..................................   (20,295,000)    (22,234,000)
                                                       ------------    ------------
           Total Net Deferred Tax Assets.............  $ 11,039,000    $ 12,624,000
                                                       ============    ============

                        BALDWIN TECHNOLOGY COMPANY, INC.

     At June 30, 2005, net operating loss carryforwards of $60,792,000 and $15,573,000, respectively, may be available to reduce future foreign and domestic taxable income. The majority of the Company's foreign net operating loss ("NOL") carry-forwards have an indefinite carry-forward period, while the domestic NOLs begin to expire in June 2022. In addition, as of June 30, 2005, the Company has capital loss carry-forwards available in the amount of $960,000, of which $487,000 is domestic and expires in fiscal 2006. The remainder is available in England and has an indefinite carry-forward period.

     The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The change in the valuation allowance for the period ended June 30, 2005 reflects utilization of net operating losses and other balance sheet changes for deferred tax assets and liabilities, primarily in the U.S., which carry a full valuation allowance. In fiscal year ended June 30, 2004, the valuation allowance decreased primarily due to the reversal of valuation allowance associated with the Company's German subsidiary. The reversal was based on the subsidiary's historical operating performance and expectation that the subsidiary will generate sufficient taxable income in future periods to realize tax benefits associated with its net operating loss carryforwards.

     The Company has not had to provide for income taxes on $23,057,000 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company's intention to indefinitely reinvest those earnings.

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

     The reconciliation of the computed "expected" (benefit) provision (determined by applying the United States Federal statutory income tax rate of 34% to (loss) income before income taxes) to the actual tax provision is as follows:

                                                  FOR THE YEARS ENDED JUNE 30,
                                             ---------------------------------------
                                                2005          2004          2003
                                             -----------   -----------   -----------
Computed "expected" tax benefit............  $ 2,964,000   $ 1,807,000   $(2,906,000)
Permanent differences......................    3,162,000     2,190,000      (500,000)
State income taxes, net of federal income
  tax benefit..............................           --            --      (312,000)
Foreign withholding tax....................           --       332,000       393,000
Foreign income taxed at rates other than
  the U.S. statutory rate..................      467,000       100,000       965,000
Change in deferred tax asset valuation
  allowance, net of changes in other
  reserves.................................   (2,949,000)   (8,463,000)    4,911,000
Expiration of foreign tax credits and
  capital loss carryforwards...............           --     2,395,000            --
Other reconciling items....................       40,000       (34,000)       27,000
                                             -----------   -----------   -----------
           Total income tax provision......  $ 3,684,000   $(1,673,000)  $ 2,578,000
                                             ===========   ===========   ===========

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 11 -- COMMON STOCK:

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

     With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company's Annual Meeting, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of June 30, 2005, the number of outstanding shares of Class B constituted approximately 13.2% of the total number of outstanding shares of both classes of Common Stock.

     Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B.

     In November 1999, the Company initiated a stock repurchase program. Under the program, the Company is authorized to utilize up to $5,000,000 to repurchase Class A. As of June 30, 2005, 818,300 shares of Class A and 25,000 shares of Class B had been repurchased for $1,784,000, of which $1,721,000 was used to purchase Class A and $63,000 was used to purchase Class B under this program. There was no activity under this repurchase program during the fiscal year ended June 30, 2005.

NOTE 12 -- STOCK OPTIONS:

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

                        BALDWIN TECHNOLOGY COMPANY, INC.

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

     In August 2002, the Board of Directors approved an amendment to the 1996 Plan to: (a) increase the total number of shares of Class A that may be issued pursuant to Options (as defined in the 1996 Plan) from 875,000 shares to 1,875,000 shares; (b) prohibit the granting of Options to purchase any shares of Class B under the 1996 Plan after the date of the next annual meeting of the Company's stockholders, (c) provide that Eligible Directors shall be eligible to receive Options under the 1996 Plan with terms similar to those they had received under the 1998 Plan and (d) make certain other technical and clarifying amendments. The stockholders approved the amendment to the 1996 Plan on November 21, 2002.

     Also in August 2002, the Board of Directors authorized the grant under the 1996 Plan, on the day after the next annual meeting of the Company's stockholders and on the day after each succeeding annual meeting of the Company's stockholders, to each Eligible Director, of an Option to

                        BALDWIN TECHNOLOGY COMPANY, INC.

purchase 5,000 shares of Class A of the Company at an exercise price per share equal to 100% of the fair market value of a share of Class A on the date such Option is granted.

                                               THE 1986 PLAN                                       THE 1990 PLAN
                             --------------------------------------------------   -----------------------------------------------
                                                                    WEIGHTED                                          WEIGHTED
                                                                  AVERAGE PRICE                                     AVERAGE PRICE
                                                    OPTION PRICE  -------------                       OPTION PRICE  -------------
                              CLASS A    CLASS B       RANGE        A       B     CLASS A   CLASS B      RANGE        A       B
                             ---------   --------   ------------  -----   -----   -------   -------   ------------  -----   -----
Outstanding at June 30,
 2002......................    560,500    155,000   $3.00-$6.72   $4.32   $6.52    18,761     2,356   $2.56-$6.88   $4.61   $5.72
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................
Canceled...................   (147,500)             $3.00-$5.63   $5.00            (6,237)     (880)  $2.56-$6.88   $4.58   $5.71
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2003......................    413,000    155,000   $3.00-$6.72   $4.07   $6.52    12,524     1,476   $2.56-$6.88   $4.59   $5.73
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................
Canceled...................   (210,000)             $3.88-$3.94   $3.88            (1,778)     (222)  $4.88-$6.09   $4.88   $6.09
Exercised..................
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2004......................    203,000    155,000   $3.00-$6.72   $4.28   $6.52    10,476     1,254   $2.56-$6.88   $4.55   $5.67
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................
Canceled...................    (20,000)   (50,000)  $4.88-$6.09   $4.88   $6.09    (2,691)     (309)  $5.00-$6.25   $5.00   $6.25
Exercised..................
Outstanding at June 30,
 2005......................    183,000    105,000   $3.00-$6.72   $4.21   $6.72     8,055       945   $2.56-$6.88   $4.40   $5.48
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Exercisable at June 30,
 2005......................    183,000    105,000   $3.00-$6.72   $4.21   $6.72     8,055       945   $2.56-$6.88   $4.40   $5.48
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Available for future option
 grants at June 30, 2005...          0          0                                       0         0
                             =========   ========                                 =======   =======

                                               THE 1996 PLAN                                       THE 1998 PLAN
                             --------------------------------------------------   -----------------------------------------------
                                                                    WEIGHTED                                          WEIGHTED
                                                                  AVERAGE PRICE                                     AVERAGE PRICE
                                                    OPTION PRICE  -------------                       OPTION PRICE  -------------
                              CLASS A    CLASS B       RANGE        A       B     CLASS A   CLASS B      RANGE        A       B
                             ---------   --------   ------------  -----   -----   -------   -------   ------------  -----   -----
Outstanding at June 30,
 2002......................    717,500          0   $1.05-$5.50   $2.09   $0.00    60,000         0   $1.13-$5.50   $2.60   $0.00
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................    179,500              $0.58-$0.82   $0.79                 0
Canceled...................   (242,500)             $1.05-$5.50   $1.96           (12,000)            $1.50-$5.50   $2.75
Exercised..................          0
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2003......................    654,000          0   $0.58-$5.50   $1.78   $0.00    48,000         0   $1.13-$5.50   $2.56   $0.00
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Granted....................    360,000              $1.90-$1.93   $1.93
Canceled...................    (40,000)             $1.05-$1.93   $1.59            (6,000)            $1.50-$5.50   $3.75
Exercised..................    (22,499)             $1.05-$3.00   $1.48
                             ---------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
 2004......................    951,501          0   $0.58-$5.50   $1.86   $0.00    42,000         0   $1.13-$5.50   $2.39   $0.00
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Granted....................    390,000              $3.25-$3.41   $3.40
Canceled...................    (22,833)             $0.58-$3.41   $2.05
Exercised..................    (43,001)             $0.58-$1.05   $0.99            (3,000)                          $1.13
Outstanding at June 30,
 2005......................  1,275,667          0   $0.58-$5.50   $2.36   $0.00    39,000         0   $1.13-$5.50   $2.48   $0.00
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Exercisable at June 30,
 2005......................    373,499          0   $3.00-$5.50   $2.36   $0.00    39,000         0   $1.50-$5.50   $2.48   $0.00
                             =========   ========   ===========   =====   =====   =======   =======   ===========   =====   =====
Available for future option
 grants at June 30, 2005...    533,833          0                                       0         0
                             =========   ========                                 =======   =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2005:

                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
----------------------------------------------------------   ----------------------
                                   WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
   RANGE OF       NUMBER OF        AVERAGE        AVERAGE        OF        AVERAGE
   EXERCISE      OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
    PRICES         OPTIONS     CONTRACTUAL LIFE    PRICE       OPTIONS      PRICE
--------------   -----------   ----------------   --------   -----------   --------
$0.58 - $3.75     1,334,667       6.3 years        $2.23       439,778      $1.98
$3.88 - $5.63       171,373       1.5 years        $5.44       171,373      $5.44
$5.88 - $6.88       105,627       0.1 years        $6.72       105,627      $6.72

     The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), on July 1, 1996, electing the disclosure only provisions of that statement. Accordingly, no charge for compensation has been recorded for stock based employee awards. In accordance with SFAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1995. Due to the vesting schedule of options granted under each of the stock option plans, as well as the exclusion of the fair value of options granted prior to July 1, 1995, the fair value of compensation cost calculated to disclose pro forma financial information may not be representative of that to be expected in future years. The fair value method of calculating the value of each option granted subsequent to June 30, 1995 was estimated as of the option grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to calculate the estimated fair value of the options by the pricing model for the fiscal years ended June 30, 2005, 2004 and 2003: the forfeiture rates and dividend yields were 0% (none) and the expected lives were five years for each of the fiscal years ended June 30, 2005, 2004 and 2003, the weighted average risk free interest rates were 3.47% for 2005, 3.29% for 2004 and 3.26% for 2003, and the average volatility was 101.62% for 2005, 143.30% for 2004 and 66.12% for 2003.

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

     The pro forma net income/loss and income/loss per share information have been determined for employee stock plans under the fair value method using the Black-Scholes option-pricing model at the date of grant. The following table illustrates the effect on net income/loss and income/loss per share if

                        BALDWIN TECHNOLOGY COMPANY, INC.

the Company had applied the fair value recognition provisions of SFAS 123 for the years ended June 30, 2005, 2004 and 2003 (in thousands):

                                                    FOR THE YEARS ENDED JUNE 30,
                                               --------------------------------------
                                                  2005         2004          2003
                                               ----------   ----------   ------------
Net income (loss) as reported................  $5,035,000   $6,986,000   $(11,126,000)
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects........................  $  (54,000)  $ (103,000)  $   (162,000)
Pro forma net income (loss)..................  $4,981,000   $6,883,000   $(11,288,000)
Income (loss) per share as
  reported -- basic..........................  $     0.34   $     0.47   $      (0.74)
Income (loss) per share as
  reported -- diluted........................  $     0.33   $     0.46   $      (0.74)
Pro forma income (loss) per share -- basic...  $     0.33   $     0.46   $      (0.75)
Proforma income (loss) per
  share -- diluted...........................  $     0.33   $     0.45   $      (0.75)

NOTE 13 -- SUPPLEMENTAL COMPENSATION:

     In the U.S., the Company maintains the Baldwin Technology Profit Sharing and Savings Plan. The Company matches up to 5% of eligible compensation and the participants' interest in the Company's contribution vest immediately. Participant contributions are made on a weekly basis, while the Company's matching contributions are made on a quarterly basis. Employer contributions charged to income were $131,000, $23,000 and $272,000 respectively for the fiscal years ended June 2005, 2004 and 2003.

     The assets of the plan are invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company, which constitutes approximately 4% of the total assets of the Plan at June 30, 2005.

     Certain subsidiaries and divisions within Europe maintain pension plans. The assets of the following plans are invested primarily in insurance contracts, government securities, and guaranteed investment contracts. Amounts expensed under these plans were as follows:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2005       2004       2003
                                                     --------   --------   --------
Baldwin Germany GmbH...............................  $266,000   $241,000   $174,000
Baldwin IVT AB.....................................   151,000    141,000    109,000
Baldwin Jimek AB...................................    64,000     67,000    210,000
Baldwin UK Ltd. ...................................    61,000     61,000     68,000
Baldwin Globaltec Ltd. ............................     9,000      7,000      6,000
                                                     --------   --------   --------
           Total expense...........................  $551,000   $517,000   $567,000
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

     In Germany, there is currently one pension plan covering three former employees, and the Company's Japanese subsidiary maintains a retirement plan covering all employees. These defined benefit plans provide for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability, and is partially funded by insurance contracts.

     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

                                                      FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------
                                                       2005       2004       2003
                                                     --------   --------   --------
Service Cost -- benefits earned during the year....  $261,000   $265,000   $216,000
Interest on projected benefit obligation...........    63,000     58,000     61,000
Annual return on plan assets.......................    (1,000)    (2,000)    (6,000)
Amortization of transition obligation..............    14,000     12,000     11,000
Amortization of net actuarial (gain)...............   (10,000)   (32,000)   (59,000)
                                                     --------   --------   --------
           Net periodic pension expense............  $327,000   $301,000   $223,000
                                                     ========   ========   ========

                                           FOR THE YEARS ENDED JUNE 30,
                                 ------------------------------------------------
                                      2005             2004             2003
                                 --------------   --------------   --------------
Funded status (plan assets
  less than plan
  obligations)................   $   (1,380,000)  $   (1,658,000)  $   (1,477,000)
Unrecognized net loss (gain)
  from past experience
  different from changes in
  assumptions.................          116,000          109,000            2,000
Unrecognized transition
  obligation..................            9,000           21,000           35,000
Additional minimum pension
  liability...................         (123,000)        (100,000)              --
                                 --------------   --------------   --------------
           Accrued benefit
              cost in other
              accounts payable
              and accrued
              liabilities.....   $   (1,378,000)  $   (1,628,000)  $   (1,440,000)
                                 ==============   ==============   ==============
WEIGHTED AVERAGE ACTUARIAL
  ASSUMPTIONS:
Discount rate.................    1.75% - 7.50%    1.75% - 7.50%    1.75% - 7.50%
Rate of increase in
  compensation levels.........    0.00% - 3.00%    0.00% - 3.00%    0.00% - 3.00%
Expected rate of return on
  plan assets.................    1.00% - 7.00%    1.00% - 7.00%    1.00% - 7.00%

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                   FOR THE YEARS ENDED JUNE 30,
                                               ------------------------------------
                                                  2005         2004         2003
                                               ----------   ----------   ----------
Projected benefit obligation -- Beginning of
  year.......................................  $2,447,000   $2,195,000   $1,998,000
Service Cost -- benefits earned during the
  year.......................................     250,000      270,000      227,000
Interest on projected benefit obligation.....      62,000       58,000       63,000
Actuarial (gain) loss........................       2,000      (12,000)     116,000
Benefits paid................................    (273,000)    (272,000)    (251,000)
Foreign currency rate changes................     (34,000)     208,000       42,000
                                               ----------   ----------   ----------
           Projected benefit obligation --End
              of year........................  $2,454,000   $2,447,000   $2,195,000
                                               ==========   ==========   ==========

                                                    FOR THE YEARS ENDED JUNE 30,
                                                  --------------------------------
                                                     2005        2004       2003
                                                  ----------   --------   --------
Fair value of plan assets -- Beginning of
  year..........................................  $  789,000   $718,000   $716,000
Actual return on plan assets....................      (1,000)    (1,000)     4,000
Contributions to the Plan.......................     360,000    275,000    242,000
Benefits paid...................................     (60,000)  (273,000)  (251,000)
Foreign currency rate changes...................     (14,000)    70,000      7,000
                                                  ----------   --------   --------
           Fair value of plan assets -- End of
              year..............................  $1,074,000   $789,000   $718,000
                                                  ==========   ========   ========

     For funded plans with Accumulated Benefit Obligation ("ABO") in excess of the fair value of plan assets, SFAS No. 87 requires that the Company record on its consolidated balance sheets a minimum pension liability amount such that the Company's net pension liability is at least equal to the amount of the under-funded ABO. Net pension liability is the excess of pension liabilities over prepaid pension assets, on the Company's balance sheet. When recording a minimum pension liability, SFAS No. 87 requires the Company to record a corresponding intangible asset equal to the amount of any unrecognized prior service cost, with the remainder, if any, charged to other comprehensive income in shareholders' equity. Therefore, the recording of this additional minimum pension liability has no impact on the Company's income from operations. At June 30, 2005, the Company's Japanese subsidiary, with an ABO of approximately $2,305,000, required an additional minimal liability recognition of $123,000.

     Undiscounted benefit amounts expected to be paid for each of the next five successive fiscal years and for the aggregate next five years thereafter:

2006........................................................  $  124,000
2007........................................................  $  151,000
2008........................................................  $  338,000
2009........................................................  $  557,000
2010........................................................  $  199,000
aggregate for 2011 through 2014.............................  $1,109,000

     The amount expected to be contributed by the Company to its defined benefit pension plans during 2005 is $450,000.

     The Company also has a non-qualified Supplemental Executive Retirement Plan
(SERP). The SERP, which is unfunded, provides pension benefits to eligible executives, based on average earnings,

                        BALDWIN TECHNOLOGY COMPANY, INC.

years of service and age at retirement. The total cost of this plan for the years ended June 30, 2005, 2004 and 2003 was $482,000, $307,000 and $454,000,
respectively. At June 30, 2005 and 2004 the benefit obligation in other accounts payable and accrued liabilities was $2,934,000 and $2,547,000, respectively.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES:

     Future minimum annual lease payments under capital leases are as follows at June 30, 2005:

FISCAL YEARS ENDING JUNE 30,                                   AMOUNT
----------------------------                                  --------
2006........................................................  $ 95,000
2007........................................................    43,000
2008........................................................    25,000
2009........................................................    16,000
2010........................................................        --
2011 and thereafter.........................................        --
                                                              --------
Total minimum lease payments................................   179,000
Amount representing interest................................   (14,000)
                                                              --------
           Present value of minimum lease payments..........  $165,000
                                                              ========

     At June 30, 2005, $78,000 ($153,000 at June 30, 2004) was included in
"Other long-term liabilities" representing the long-term portion of the present value of minimum lease payments, and $87,000, ($103,000 at June 30, 2004) was included in "Other accounts payable and accrued liabilities" representing the current portion of the present value of minimum lease payments.

     During the fiscal year ended June 30, 2003, the Company entered into an agreement with a strategic advisor to provide consultation services to the Company as it explored various financing and strategic alternatives. The agreement, which provided for a monthly fee to the advisor and a success fee or termination fee, was terminated during fiscal 2004. For the fiscal year ended June 30, 2004 and 2003, the Company expensed, in "Other expense (income), net", approximately $570,000 and $500,000, respectively, associated with these services.

     During the fiscal year ended June 30, 2003, the Company entered into an agreement with a second strategic advisor to provide consultation services. The agreement was terminated in June 2003, and the unpaid portion of the contingent transaction fee was converted into a promissory note payable in the amount of $412,500, which bore interest at a rate of 20% per annum. The promissory note was paid in full during 2004. For the fiscal year ended June 30, 2003, the Company expensed, in "Other expense (income), net", approximately $564,000 (including the principal amount related to the promissory note) associated with these services.

     Rental expense on operating leases amounted to approximately $4,524,000, $4,675,000 and $4,201,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Aggregate future annual

                        BALDWIN TECHNOLOGY COMPANY, INC.

rentals under noncancellable operating leases for periods of more than one year at June 30, 2005 are as follows:

FISCAL YEARS ENDING JUNE 30,                                     AMOUNT
----------------------------                                   ----------
2006........................................................   $3,828,000
2007........................................................   $2,531,000
2008........................................................   $1,589,000
2009........................................................   $1,226,000
2010........................................................   $  420,000
2011........................................................   $       --

     From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

NOTE 15 -- RELATED PARTIES:

     In accordance with the terms of the employment agreement between the Company and Gerald A. Nathe, Chairman, then President and Chief Executive Officer of the Company, the Company loaned Mr. Nathe $1,817,000 to enable Mr. Nathe to purchase 315,144 shares of Class B from a non-employee shareholder in November 1993 in exchange for an interest-bearing recourse demand promissory note for said amount. The note was collateralized by the shares pursuant to a loan and pledge agreement between Mr. Nathe and the Company dated November 30, 1993, as amended and restated on November 25, 1997.

     In February, 2002, the Company amended Mr. Nathe's employment agreement and the loan and pledge agreement, and, following repayment by Mr. Nathe of a portion of the principal on the loan, Mr. Nathe issued a substitute recourse demand promissory note for $1,500,000, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%. In August, 2002, the Company amended Mr. Nathe's employment agreement, the loan and pledge agreement, and the promissory note, to evidence reduction of the outstanding principal and interest due from Mr. Nathe on the loan by $750,000 in exchange for an equal reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe's deferred compensation benefit that had accrued to Mr. Nathe. Mr. Nathe was responsible for his personal taxes on this exchange. At June 30, 2005, the balance of the loan, including interest was $788,000.

     The maximum amount of the loan outstanding including interest during the fiscal years ended June 30, 2005 and 2004 was $876,000 and $873,000, respectively.

     On February 10, 1997, Wendell M. Smith resigned as Chairman of the Company. The Company has made deferred compensation payments to Mr. Smith in the amount of $103,000 for each of the fiscal years ended June 30, 2005, 2004 and 2003. In addition, the Company entered into a consulting agreement with Polestar Limited ("Polestar"), a corporation controlled by Mr. Smith, which provides for payments to Polestar of $90,000 per year for consulting services through 2014.

     Samuel B. Fortenbaugh III, a Director of the Company since 1987, rendered legal services to the Company since September 2002. During the fiscal year ended June 30, 2005, the Company paid

                        BALDWIN TECHNOLOGY COMPANY, INC.

$54,000 ($111,000 for the year ended June 30, 2004) to Mr. Fortenbaugh for legal services rendered. Prior to September 2002, Mr. Fortenbaugh was a partner of the law firm of Morgan Lewis & Bockius LLP, which firm has rendered legal services to the Company since 1980.

NOTE 16 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

     As discussed in Note 2, the Company adopted SFAS 142 effective July 1, 2001 and as a result ceased amortization of goodwill.

     The changes in the carrying amount of goodwill for each of the fiscal years ended June 30, 2005 and 2004 are as follows:

     Activity in the fiscal year ended June 30, 2005 was as follows:

                                            GROSS        ACCUMULATED        NET
                                       CARRYING AMOUNT   AMORTIZATION   BOOK VALUE
                                       ---------------   ------------   -----------
Balance as of June 30, 2004..........    $14,620,000      $3,516,000    $11,104,000
Effects of currency translation......       (242,000)        (60,000)      (182,000)
                                         -----------      ----------    -----------
Balance as of June 30, 2005..........    $14,378,000      $3,456,000    $10,922,000
                                         ===========      ==========    ===========

     Activity in the fiscal year ended June 30, 2004 was as follows:

                                            GROSS        ACCUMULATED        NET
                                       CARRYING AMOUNT   AMORTIZATION   BOOK VALUE
                                       ---------------   ------------   -----------
Balance as of June 30, 2003..........    $13,454,000      $3,227,000    $10,227,000
Effects of currency translation......      1,166,000         289,000        877,000
                                         -----------      ----------    -----------
Balance as of June 30, 2004..........    $14,620,000      $3,516,000    $11,104,000
                                         ===========      ==========    ===========

     Intangible assets subject to amortization at June 30, 2005 are comprised of the following:

                             AS OF JUNE 30, 2005              AS OF JUNE 30, 2004
                        ------------------------------   ------------------------------
AMORTIZED INTANGIBLE         GROSS        ACCUMULATED         GROSS        ACCUMULATED
ASSETS:                 CARRYING AMOUNT   AMORTIZATION   CARRYING AMOUNT   AMORTIZATION
--------------------    ---------------   ------------   ---------------   ------------
Patents and
  Trademarks..........    $7,120,000       $4,559,000      $6,483,000       $4,224,000
Other.................       937,000          746,000         923,000          668,000
                          ----------       ----------      ----------       ----------
Total.................    $8,057,000       $5,305,000      $7,406,000       $4,892,000
                          ==========       ==========      ==========       ==========

     The weighted average life for intangible assets at June 30, 2005 was 13.8 years and amortization expense for the fiscal year ended June 30, 2005 was $460,000, $532,000 for fiscal year ended June 30, 2004 and $618,000 for fiscal year ended June 30, 2003.

                        BALDWIN TECHNOLOGY COMPANY, INC.

     Estimated amortization expense for each of the five succeeding fiscal years is as follows:

FISCAL YEARS ENDING JUNE 30,                                   AMOUNT
----------------------------                                  --------
2006........................................................  $410,000
2007........................................................  $343,000
2008........................................................  $287,000
2009........................................................  $255,000
2010........................................................  $239,000

NOTE 17 -- LEGAL PROCEEDINGS AND SETTLEMENTS:

     On November 14, 2002, the Dusseldorf Higher Regional Court ("DHRC") announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG ("Technotrans"). Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans also filed to revoke the Company's patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company's patent. Technotrans has also appealed that judgment to the German Supreme Court in Karlsruhe. That court has not yet reached a decision on either of those appeals. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment. On May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of Baldwin Technology Company, Inc. filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $41,000,000) as a result of the patent infringement.

     On September 3, 2003, Gus A. Paloian, as the Chapter 7 Trustee of the Bankruptcy Estate of GGSI Liquidation, Inc., (formerly Goss Graphics Systems, Inc.) filed a complaint in Federal Bankruptcy Court against Enkel Corporation, a subsidiary of the Company which prior to the sale of substantially all of its assets in September 2001, had operations in Illinois. The complaint seeks to avoid and recover transfers made to or for the benefit of, and to disallow claims, if any, filed by Enkel Corporation, claiming the return of an aggregate amount of $929,421.75 as "Transfers" made during a "Preference Period" on or within ninety (90) days before GGSI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 10, 2001. The Company believes the claims made by the Trustee are without merit. In June 2004, the Company and its counsel met with the Trustee and its counsel in an unsuccessful attempt to resolve the matter. In August 2005, the Company filed an Answer to the complaint asserting several defenses in support of its position.

NOTE 18 -- WARRANTY COSTS:

     The Company's standard contractual warranty provisions are to repair or replace, at the Company's option, product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs, reported in "other accounts payable and accrued liabilities", at the time of sale. In addition, should the Company become aware of a

                        BALDWIN TECHNOLOGY COMPANY, INC.

specific potential warranty claim, a specific charge is recorded and accounted for separate from the percent of revenue discussed above.

                                                               WARRANTY
                                                                AMOUNT
                                                              -----------
Warranty reserve at June 30, 2003...........................  $ 1,665,000
Additional warranty expense accruals........................    4,749,000
Payments against reserve....................................   (3,822,000)
Effects of currency rate fluctuations.......................      122,000
                                                              -----------
Warranty reserve at June 30, 2004...........................  $ 2,714,000
Additional warranty expense accruals........................    4,711,000
Payments against reserve....................................   (4,514,000)
Effects of currency rate fluctuations.......................      (71,000)
                                                              -----------
Warranty reserve at June 30, 2005...........................  $ 2,840,000
                                                              ===========

NOTE 19 -- SUBSEQUENT EVENTS:

     Effective July 1, 2005, the Company entered into a Second Amendment to Credit Agreement among Baldwin Europe Consolidated B.V., as borrower, Baldwin Technology Company, Inc., as Parent, Guarantor and Borrower Representative, Baldwin Americas Corporation, Baldwin Europe Consolidated Inc., Baldwin Asia Pacific Corporation, Baldwin Graphic Systems, Inc., Baldwin Germany GmbH, Baldwin U.K. Holding Limited, Baldwin (U.K.) Ltd., Acrotec UK Ltd., Baldwin Globaltec Ltd., Baldwin Sweden Holding AB, Baldwin IVT AB, Baldwin Jimek AB, Japan-Baldwin Ltd., as Guarantors, and Maple Bank GmbH, as Lender. Terms and conditions of the Second Amendment reduced the interest rate by approximately 175 basis points and lowered annual commitment fees.

                        BALDWIN TECHNOLOGY COMPANY, INC.

NOTE 20 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the fiscal years ended June 30, 2005 and 2004 are as follows (in thousands, except per share data):

                                                          QUARTER
                                          ----------------------------------------
FISCAL YEAR ENDED JUNE 30, 2005            FIRST     SECOND      THIRD     FOURTH
-------------------------------           -------    -------    -------    -------
Net sales...............................  $39,997    $41,232    $43,673    $48,283
  Cost of goods sold....................   27,906     28,525     29,232     30,285
                                          -------    -------    -------    -------
  Gross Profit(4).......................   12,091     12,707     14,441     17,998
  Operating expenses....................   10,691     11,446     12,345     13,727
  Restructuring charges(3)..............       --         --       (338)        --
  Interest expense, net(1)..............      929        541        436        401
Other (income) expense, net(2)..........     (767)      (626)      (375)       108
                                          -------    -------    -------    -------
Income from operations before income
  taxes.................................    1,238      1,346      2,373      3,762
Provision for income taxes..............      519        558        864      1,743
                                          -------    -------    -------    -------
Net income..............................  $   719    $   788    $ 1,509    $ 2,019
                                          =======    =======    =======    =======
Net income per share:
  Net income per share -- basic.........  $  0.05    $  0.05    $  0.10    $  0.14
  Net income per share -- diluted.......  $  0.05    $  0.05    $  0.10    $  0.13
                                          -------    -------    -------    -------
Weighted average shares outstanding:
  Basic.................................   14,873     14,901     14,911     14,911
                                          =======    =======    =======    =======
  Diluted...............................   15,351     15,319     15,274     15,278
                                          =======    =======    =======    =======

---------------------
(1) Interest expense reflects the amended credit facility with Maple (September
    2004) and lower overall debt levels.

(2) Other (income) expenses reflects reduced royalty income from patents which expired in February 2005.

(3) Reversal of restructuring charges relates to previously accrued expenses, which will not be incurred due to relocation of the Company's corporate offices during the third quarter.

(4) Fourth quarter gross margin was favorably impacted 1% due to customer cost reimbursement for an order which was substantially modified.

                                                          QUARTER
                                       ----------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2004        FIRST(5)    SECOND(6)    THIRD(7)    FOURTH(8)
-------------------------------        --------    ---------    --------    ---------
Net sales............................  $34,511      $39,443     $42,770      $41,386
  Cost of goods sold.................   23,742       26,646      29,389       28,297
                                       -------      -------     -------      -------
  Gross Profit.......................   10,769       12,797      13,381       13,089
  Operating expenses.................    9,557       11,290      11,219        1,286
  Restructuring charges..............      382           43          --           --
  Interest expense, net..............      937        1,418       1,383        1,247
Other (income), net..................   (1,269)      (1,968)       (603)        (199)
                                       -------      -------     -------      -------
Income from continuing operations
  before income taxes................    1,162        2,014       1,382          755
Provision (benefit) for income
  taxes..............................      483          790         677       (3,623)
                                       -------      -------     -------      -------

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                                          QUARTER
                                       ----------------------------------------------
FISCAL YEAR ENDED JUNE 30, 2004        FIRST(5)    SECOND(6)    THIRD(7)    FOURTH(8)
-------------------------------        --------    ---------    --------    ---------
Income from continuing operations....      679        1,224         705        4,378
Net income...........................  $   679      $ 1,224     $   705      $ 4,378
                                       =======      =======     =======      =======
Net income per share:
  Net income per share -- basic......  $  0.05      $  0.08     $  0.05      $  0.29
  Net income per share -- diluted....  $  0.05      $  0.08     $  0.05      $  0.28
                                       -------      -------     -------      -------
Weighted average shares outstanding:
  Basic..............................   15,015       15,015      15,015       14,961
                                       =======      =======     =======      =======
  Diluted............................   15,035       15,245      15,429       15,457
                                       =======      =======     =======      =======

---------------------
(5) The first quarter of fiscal year 2004 Other (income), net includes a net foreign currency transaction gain of $518,000 associated with the Maple GmbH loan.

(6) The second quarter of fiscal year 2004 Other (income), net includes net foreign currency transaction gains of $1,092,000 associated with the currency fluctuations associated with the Maple GmbH loan.

(7) The third quarter of fiscal year 2004 Other expense, net includes $542,000 of expenses associated with the termination of the proposed sale of the Company.

(8) The tax benefit recorded in the fourth quarter of fiscal year 2004 reflects the reversal of a valuation allowance associated with the Company's German subsidiary.

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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year June 30, 2005, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. No changes were made to the Company's internal control over financial reporting during the year ended June 30, 2005, that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report from management in its annual report for the fiscal year ending June 30, 2008 (assumes the Company maintains non-accelerated filer status) and in subsequent annual reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2007 (assumes continuation of current non-accelerated filer status), including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent registered public accounting firm has issued an attestation report on management's assessment of internal control over financial reporting.

     Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has initiated a process to document and evaluate its internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13

     Information required under these items is contained in the Company's 2005 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end; accordingly, this information is therefore incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning fees billed by PricewaterhouseCoopers LLP, Baldwin's independent registered public accounting firm, during the fiscal years ended June 30, 2005 and 2004 is incorporated herein by reference to Baldwin's Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) Financial statements required by Item 15 are listed in the index included in Item 8 of Part II. (a)(2) The following is a list of financial statement schedules filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm on     61
  Financial Statement Schedule..............................
Schedule II -- Valuation and Qualifying Accounts............   62

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

  10.4*    Baldwin Technology Company, Inc. 1996 Stock Option Plan. Filed as Exhibit A to the Baldwin Technology
           Company, Inc. 1996 Proxy Statement and incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
  10.7     Agreement effective as of July 1, 1990 between Baldwin Technology Corporation, Baldwin Graphic Systems,
           Inc. and Harold W. Gegenheimer, as guaranteed by Baldwin Technology Company, Inc. Filed as Exhibit 10.6
           to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
  10.8     Amendment to Agreement between Harold W. Gegenheimer, Baldwin Technology Corporation, Baldwin Graphic
           Systems, Inc, and Baldwin Technology Company, Inc. effective as of November 22, 2004 (filed herewith).
  10.11    Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as Exhibit 10.49 to the Company's
           Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
  10.27*   Baldwin Technology Company, Inc. 1998 Non-Employee Directors' Stock Option Plan. Filed as Exhibit A to
           the Baldwin Technology Company, Inc. 1998 Proxy Statement and incorporated herein by reference.
  10.41*   Employment Agreement dated and effective as of March 19, 2001 between Baldwin Technology Company, Inc.
           and Gerald A. Nathe. Filed as Exhibit 10.41 to the Company's report on Form 10-Q for the quarter ended
           March 31, 2001 and incorporated herein by reference.
  10.44*   Employment Agreement dated June 8, 2001 and effective as of June 18, 2001 between Baldwin Technology
           Company, Inc. and Vijay C. Tharani. Filed as Exhibit 10.44 to the Company's Report on Form 10-K for the
           fiscal year ended June 30, 2001 and incorporated herein by reference.
  10.49*   Employment Agreement dated September 19, 2001 and effective as of November 1, 2001 between Baldwin
           Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.49 to the Company's Report on Form
           10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.
  10.50*   Amendment to Employment Agreement dated February 26, 2002 and effective November 14, 2001 between
           Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.50 to the Company's Report on
           Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
  10.53*   Baldwin Technology Profit Sharing and Savings Plan as amended. Filed as Exhibit 10.53 to the Company's
           Report on Form 10-K for the year ended June 30, 2003.
  10.54*   Baldwin Technology Management Incentive Compensation Plan. Filed as Exhibit 10.54 to the Company's
           Report on Form 10-K for the year ended June 30, 2002.
  10.59*   Amendment to Employment Agreement dated and effective May 12, 2003 between Baldwin Technology Company,
           Inc. and Karl S. Puehringer. Filed as Exhibit 10.60 to the Company's Report on Form 10-Q for the quarter ended March 30, 2003.
  10.60*   Employment Agreement dated February 14, 2003 and effective January 1, 2003 between Baldwin Technology
           Company, Inc. and Shaun J. Kilfoyle. Filed as Exhibit 10.61 to the Company's Report on Form 10-Q for the
           quarter ended March 30, 2003.
  10.61*   Amendment to Employment Agreement dated and effective August 13, 2002 between Baldwin Technology
           Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.61 to the Company's Report on Form 10-K for the
           year ended June 30, 2004.

10.62* Amendment to Employment Agreement dated July 11, 2003 and effective July 1, 2003 between Baldwin Technology Company,
        Inc. and Gerald A. Nathe. Filed as Exhibit 10.62 to the
        Company's Report on Form 10-K for the year ended June 30,
        2004.
10.63   Credit Agreement among Baldwin Europe Consolidated, B.V., as
        Borrower, and Baldwin Technology Company, Inc., as Parent,
        Guarantor and Borrower Representative, and Baldwin Americas
        Corporation, Baldwin Europe Consolidated Inc., Baldwin Asia
        Pacific Corporation, Baldwin Graphic Systems, Inc., Baldwin
        Germany GmbH, Baldwin U.K. Holding Limited, Baldwin (U.K)
        Ltd., Acrotec UK Ltd., Baldwin Globaltec Ltd., Baldwin
        Sweden Holding AB, Baldwin IVT AB, Baldwin Jimek AB,
        Japan-Baldwin Ltd., as Guarantors, and Maple Bank GmbH, as
        Lender, dated as of July 25, 2003. Filed as Exhibit 10.64 to the Company's Current Report on Form 8-K dated August 18,
        2003.
10.64*  Amendment to Employment Agreement dated and effective
        November 11, 2003 between Baldwin Technology Company, Inc.
        and Vijay C. Tharani. Filed as Exhibit 10.64 to the
        Company's Report on Form 10-Q for the quarter ended
        September 30, 2003.
10.66 Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology
        Company, Inc. and Akira Hara. Filed as Exhibit 10.66 to the
        Company's Report on Form 10-Q for the quarter ended December
        31, 2003.
10.67*  Amendment to the Employment Agreement dated and effective
        February 10, 2004 between Karl Puehringer and the Company.
        Filed as Exhibit 10.67 to the Company's Report on Form 10-Q for the quarter ended March 31, 2004.
10.68* Employment Agreement dated and effective September 1, 2004 between Baldwin Technology Company, Inc. and Shaun J.
        Kilfoyle filed as Exhibit 10.68 to the Company's Report on Form 10-K for the year ended June 30, 2004.
10.69   First Amendment to Credit Agreement among Baldwin Europe
        Consolidated B.V., as Borrower, Baldwin Technology Company,
        Inc., as Parent, Guarantor and Borrower Representative,
        Baldwin Americas Corporation, Baldwin Europe Consolidated
        Inc., Baldwin Asia Pacific Corporation, Baldwin Graphic
        Systems, Inc., Baldwin Germany GmbH, Baldwin U.K. Holding
        Limited, Baldwin (U.K.) Ltd., Acrotec UK Ltd., Baldwin
        Globaltec Ltd., Baldwin Sweden Holding AB, Baldwin IVT AB,
        Baldwin Jimek AB, Japan-Baldwin Ltd., as Guarantors, and
        Maple Bank GmbH, as Lender, dated as of September 9, 2004.
        Filed as Exhibit 10.69 to the Company's Current Report on
        Form 8-K dated September 20, 2004.
10.70*  Employment Agreement between Baldwin Technology Company,
        Inc. and Karl S. Puehringer, dated as of August 17, 2005, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 17, 2005.
10.71*  Amendment to Employment Agreement between Baldwin Technology
        Company, Inc. and Gerald A. Nathe, dated August 17, 2005, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 17, 2005.
10.72   Second Amendment and Waiver to Credit Agreement among
        Baldwin Europe Consolidated B.V., as Borrower, Baldwin
        Technology Company, Inc., as Parent, Guarantor and Borrower
        Representative, Baldwin Americas Corporation, Baldwin Europe
        Consolidated Inc., Baldwin Asia Pacific Corporation, Baldwin
        Graphic Systems, Inc., Baldwin Germany GmbH, Baldwin U.K.
        Holding Limited, Baldwin (U.K.) Ltd., Acrotec UK Ltd.,
        Baldwin Globaltec Ltd., Baldwin Sweden Holding AB, Baldwin
        IVT AB, Baldwin Jimek AB, Japan-Baldwin Ltd., as Guarantors, and Maple Bank GmbH, as Lender, dated as of July 1, 2005, filed as Exhibit 10.72 to the Company's Current Report on Form 8-K dated September 9, 2005.
21.     List of Subsidiaries of Registrant (filed herewith).
23.     Consent of PricewaterhouseCoopers LLP (filed herewith).

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

                                          Dated: September 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                TITLE                   DATE
                     ---------                                -----                   ----



                /s/ GERALD A. NATHE                  Chairman of the Board     September 28, 2005
---------------------------------------------------  and Chief Executive
                  GERALD A. NATHE                    Officer




              /s/ KARL S. PUEHRINGER                 President and Chief       September 28, 2005
---------------------------------------------------  Operating Officer
                KARL S. PUEHRINGER




               /s/ VIJAY C. THARANI                  Vice President, Chief     September 28, 2005
---------------------------------------------------  Financial Officer and
                 VIJAY C. THARANI                    Treasurer




                 /s/ LEON RICHARDS                   Controller and Chief      September 28, 2005
---------------------------------------------------  Accounting Officer
                   LEON RICHARDS




                /s/ ROLF BERGSTROM                   Director                  September 28, 2005
---------------------------------------------------
                  ROLF BERGSTROM




                  /s/ AKIRA HARA                     Director                  September 28, 2005
---------------------------------------------------
                    AKIRA HARA




             /s/ JUDITH A. MULHOLLAND                Director                  September 28, 2005
---------------------------------------------------
               JUDITH A. MULHOLLAND




           /s/ SAMUEL B. FORTENBAUGH III             Director                  September 28, 2005
---------------------------------------------------
             SAMUEL B. FORTENBAUGH III




                /s/ MARK T. BECKER                   Director                  September 28, 2005
---------------------------------------------------
                  MARK T. BECKER




             /s/ RALPH R. WHITNEY, JR.               Director                  September 28, 2005
---------------------------------------------------
               RALPH R. WHITNEY, JR.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of BALDWIN TECHNOLOGY COMPANY, INC.

Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated September 28, 2005 appearing in the 2005 Annual Report to Shareholders of Baldwin Technology Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut
September 28, 2005

                                                                     SCHEDULE II

                        BALDWIN TECHNOLOGY COMPANY, INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT   CHARGED TO                BALANCE
                                                BEGINNING    COSTS AND                 AT END
                                                OF PERIOD     EXPENSES    DEDUCTION   OF PERIOD
                                                ----------   ----------   ---------   ---------
Year ended June 30, 2005
  Allowance for doubtful accounts (deducted
     from accounts receivable)................    $2,155        $ 99       $  292      $1,962
  Allowance for obsolete inventories (deducted
     from inventories)........................    $3,450        $506       $   78      $3,878
Year ended June 30, 2004
  Allowance for doubtful accounts (deducted
     from accounts receivable)................    $2,286        $109       $  240      $2,155
  Allowance for obsolete inventories (deducted
     from inventories)........................    $4,069        $631       $1,250(3)   $3,450
Year ended June 30, 2003
  Allowance for doubtful accounts (deducted
     from accounts receivable)................    $1,994        $674       $  382(1)   $2,286
  Allowance for obsolete inventories (deducted
     from inventories)........................    $3,290        $779(2)        --      $4,069

---------------------
 (1) The decrease in the allowance for doubtful accounts for the fiscal year ended June 30, 2003 resulted from write-offs of $632,000, (including $137,000 from the purchaser of the Print On Demand business and accounts receivable of $239,000 from Goss Graphic Systems, Inc.) partially offset by currency fluctuations of $250,000.
 (2) The increase in the allowance for obsolete inventories for the fiscal year ended June 30, 2003 resulted primarily from additional charges of $475,000 and currency fluctuations of $304,000.
 (3) The reduction in allowance for obsolete inventory for the fiscal year ended June 30, 2004 reflects a disposition of previously reserved inventory related to Baldwin Enkel of $1,235,000.