Form 10-Q
period 2005-09-30
BALDWIN TECHNOLOGY CO INC
filed 2005-11-14
CIK 805792

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[ Mark one ]
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

       For quarter ended          September 30, 2005
                         -----------------------------------

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

            2 Trap Falls Road, Suite 402, Shelton, Connecticut 06484
            --------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 203-402-1000

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                               YES   X        NO
                                                    ----         ----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                               YES            NO  X
                                                    ----         ----

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                               YES            NO  X
                                                    ----         ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at October 31, 2005
             -----                         -------------------------------
    Class A Common Stock
          $0.01 par value                             13,017,647
    Class B Common Stock
          $0.01 par value                              1,935,419

================================================================================

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I   Financial Information

         Item 1     Financial Statements

                    Consolidated Balance Sheets at September 30, 2005 (unaudited) and
                    June 30, 2005                                                              1-2

                    Consolidated Statements of Income for the three
                    months ended September 30, 2005 (unaudited) and
                    2004 (unaudited)                                                             3

                    Consolidated Statements of Changes in
                    Shareholders' Equity for the three months ended
                    September 30, 2005 (unaudited)                                               4

                    Consolidated Statements of Cash Flows for the
                    three months ended September 30, 2005 (unaudited)
                    and 2004 (unaudited)                                                       5-6

                    Notes to Consolidated Financial Statements (unaudited)                    7-12

         Item 2     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                    12-16

         Item 3     Quantitative and Qualitative Disclosures About

                    Market Risk                                                                 16

         Item 4     Controls and Procedures                                                     16


Part II             Other Information

         Item 2     Unregistered Sales of Equity Securities and Use of Proceeds                 17

         Item 4     Submission of Matters to a Vote of Security Holders                         17

         Item 5     Other Information                                                           17

         Item 6     Exhibits                                                                    18

Signatures                                                                                      19

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                 September 30, 2005              June 30, 2005
                                                                                 ------------------              -------------
CURRENT ASSETS:
 Cash and cash equivalents                                                            $      15,411              $      15,443
  Accounts receivable trade, net of allowance for doubtful
    accounts of $1,964 ($1,962 at June 30, 2005)                                             24,413                     27,160
  Notes receivable, trade                                                                     9,915                      8,090
  Inventories, net                                                                           23,152                     22,755
  Deferred taxes                                                                                385                        416
  Prepaid expenses and other                                                                  4,437                      3,132
                                                                                      -------------              -------------
                  Total Current Assets                                                       77,713                     76,996
                                                                                      -------------              -------------
MARKETABLE SECURITIES:
 Cost $605 ($610 at June 30, 2005)                                                              772                        678
                                                                                      -------------              -------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land and buildings                                                                             944                        936
 Machinery and equipment                                                                      2,176                      2,082
 Furniture and fixtures                                                                       3,792                      3,796
 Capital leases                                                                                 388                        391
                                                                                      -------------              -------------
                                                                                              7,300                      7,205
 Less:  Accumulated depreciation and amortization                                            (3,946)                    (3,790)
                                                                                      -------------              -------------
Net Property, Plant and Equipment                                                             3,354                      3,415
                                                                                      -------------              -------------

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost, less accumulated
  amortization of $4,658 ($4,559 at June 30, 2005)                                            2,672                      2,561

GOODWILL, less accumulated amortization of $3,392 ($3,456 at June 30, 2005)                  10,756                     10,922

DEFERRED TAXES                                                                               10,542                     10,623

OTHER ASSETS                                                                                  3,712                      4,156
                                                                                      -------------              -------------

TOTAL ASSETS                                                                          $     109,521              $     109,351
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       September 30, 2005                June 30, 2005
                                                                       ------------------               --------------
CURRENT LIABILITIES:
   Loans payable                                                         $          2,643               $       2,705
   Current portion of long-term debt                                                1,306                       1,033
   Accounts payable, trade                                                         14,715                      14,789
   Notes payable, trade                                                             9,535                       9,278
   Accrued salaries, commissions, bonus and
    profit-sharing                                                                  5,778                       7,641
   Customer deposits                                                                2,851                       3,320
   Accrued and withheld taxes                                                       2,010                       2,041
   Income taxes payable                                                             1,239                       1,204
   Other accounts payable and accrued liabilities                                   9,775                       9,486
                                                                         ----------------               -------------
                  Total current liabilities                                        49,852                      51,497
                                                                         ----------------               -------------
LONG TERM LIABILITIES:
   Long-term debt                                                                  12,693                      12,223
   Other long-term liabilities                                                      6,640                       6,400
                                                                         ----------------               -------------
                  Total long-term liabilities                                      19,333                      18,623
                                                                         ----------------               -------------
                  Total liabilities                                                69,185                      70,120
                                                                         ----------------               -------------
SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares authorized,
     16,617,849 shares issued at
      September 30, 2005 and 16,575,349 shares
      issued at June 30, 2005                                                         167                         166
   Class B Common Stock, $.01 par, 4,500,000 shares authorized,
     2,137,883 shares issued at September 30, 2005 and June 30, 2005                   21                          21
   Capital contributed in excess of par value                                      57,149                      57,065
   Accumulated Deficit                                                             (6,439)                     (7,632)
   Accumulated other comprehensive income                                           2,159                       2,332
   Less: Treasury stock, at cost:
     Class A - 3,630,202 shares at September 30, 2005
       and June 30, 2005
     Class B - 172,464 shares at September 30, 2005
       and June 30, 2005                                                          (12,721)                    (12,721)
                                                                         ----------------               --------------
                  Total shareholders' equity                                       40,336                      39,231
                                                                         ----------------               -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $        109,521               $     109,351
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        For the three months
                                                        ended September 30,
                                                        -------------------
                                                      2005                 2004
                                                      ----                 ----
Net Sales                                      $    42,645          $    39,997
Cost of goods sold                                  28,589               27,906
                                               -----------          -----------
Gross Profit                                        14,056               12,091
                                               -----------          -----------

Operating Expenses:
 General and administrative                          4,688                3,991
 Selling                                             3,434                3,342
 Engineering and development                         3,780                3,358
                                               -----------          -----------
                                                    11,902               10,691
                                               -----------          -----------
Operating income                                     2,154                1,400
                                               -----------          -----------

Other (income) expense:
 Interest expense                                      298                  952
 Interest income                                       (28)                 (23)
 Royalty income, net                                  (200)                (754)
 Other (income) expense, net                            67                  (13)
                                               -----------          -----------
                                                       137                  162
                                               -----------          -----------
  Income before income taxes                         2,017                1,238

Provision for income taxes                             824                  519
                                               -----------          -----------
Net income                                     $     1,193          $       719
                                               ===========          ===========
Net income per share - basic and diluted
   Income per share - basic                    $     0.08           $     0.05
   Income per share - diluted                  $     0.08           $     0.05
                                               ===========          ==========

Weighted average shares outstanding:

   Basic                                            14,923               14,873
                                               ===========          ===========
   Diluted                                          15,474               15,351
                                               ===========          ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)

                                                                              Capital                  Accumulated
                                 Class A                   Class B         Contributed                      Other
                               Common Stock             Common Stock         In Excess   Retained      Comprehensive
                               ------------             ------------
                            Shares       Amount       Shares     Amount       of Par       Deficit          Income
                            -------      ------       ------     ------       ------       -------          ------
Balance at
 June 30, 2005           16,575,349        $166    2,137,883        $21      $57,065      $ (7,632)       $  2,332

Net income for the
  three months ended
  September 30, 2005                                                                         1,193

Translation
  adjustment                                                                                                  (310)

Unrealized gain on
  available-for-sale
  securities, net of
  tax                                                                                                           57

Unrealized loss on
  forward contracts,
  net of tax                                                                                                    80


Comprehensive
  Income

Shares issued
  under Stock

  Option Plan                42,500           1                                   84
                         ----------       -----    ---------        ---      -------      --------         -------
Balance at
September 30, 2005       16,617,849        $167    2,137,883        $21      $57,149      $ (6,439)        $ 2,159
                         ==========       =====    =========        ===      =======      ========         =======

                                  Treasury Stock          Comprehensive
                                  --------------
                               Shares         Amount         Income
                               ------         ------         ------
Balance at
 June 30, 2005             (3,802,666)      $(12,721)

Net income for the
  three months ended
  September 30, 2005                                        $ 1,193

Translation
  adjustment                                                   (310)

Unrealized gain on
  available-for-sale
  securities, net of
  tax                                                            57

Unrealized loss on
  forward contracts,
  net of tax                                                     80
                                                            -------

Comprehensive
  Income                                                    $ 1,020
                                                            =======
Shares issued
  under Stock
  Option Plan
                           ----------       --------
Balance at
September 30, 2005         (3,802,666)      $(12,721)
                           ==========       ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        For the three months ended
                                                                               September 30,
                                                                  --------------------------------------
                                                                        2005                   2004
                                                                  --------------          --------------
Cash flows from operating activities:
 Net income                                                       $        1,193          $          719
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                           349                     464
     Accrued retirement pay                                                  323                    (165)
     Provision for losses on accounts receivable                              30                      13
     Stock option expense                                                     41                      --
     Deferred income taxes                                                    30                     (60)
     Changes in assets and liabilities
       Accounts and notes receivable                                         449                    (302)
       Inventories                                                          (560)                 (2,493)
       Prepaid expenses and other                                         (1,310)                  1,094
       Other assets                                                          335                    (415)
       Customer deposits                                                    (457)                     27
       Accrued compensation                                               (1,815)                 (1,279)
       Payments against restructuring charges                                 --                    (175)
       Accounts and notes payable, trade                                     574                   2,094
       Income taxes payable                                                   67                  (1,081)
       Accrued and withheld taxes                                            (31)                    (97)
       Other accounts payable and accrued liabilities                        394                   1,597
       Interest payable                                                      (40)                   (229)
                                                                  --------------          --------------
           Net cash (used for) operating activities                         (428)                   (288)
                                                                  --------------          --------------

Cash flows from investing activities:
   Additions of property, plant and equipment                               (163)                   (157)
   Additions of patents and trademarks                                      (215)                   (216)
                                                                  --------------          --------------
        Net cash used by investing activities                               (378)                   (373)
                                                                  --------------          --------------

Cash flows from financing activities:
   Long-term and short-term debt borrowings                                  899                      --
   Long-term and short-term debt repayments                                  (29)                    (34)
   Principal payments under capital lease obligations                        (28)                    (24)
   Payment of debt financing costs                                            --                    (259)
   Proceeds of stock option exercise                                          85                      26
   Other long-term liabilities                                                14                     120
                                                                  --------------          --------------
              Net cash used by financing activities                          941                    (171)
                                                                  --------------          --------------

Effects of exchange rate changes                                            (167)                     80
                                                                  --------------          --------------

Net (decrease) in cash and cash equivalents                                  (32)                   (752)
Cash and cash equivalents at beginning of period                          15,443                  12,008
                                                                  --------------          --------------
Cash and cash equivalents at end of period                        $       15,411          $       11,256
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                   For the three months
                                                   ended September 30,
                                                  ---------------------
                                                  2005             2004
                                                  ----             ----
Cash paid during the period for:
   Interest                                       $338           $1,181
   Income taxes                                   $766           $1,552




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

         The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

         On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions. Previously, most changes in accounting principle were required to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application in prior periods' financial statements of a change in accounting principle as if that principle had always been used. In addition, SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change while indirect effects should be recognized in the period of the accounting change. SFAS 154 will be effective for fiscal years beginning after December 15, 2005. The impact of the adoption of SFAS 154 will depend upon the nature of accounting changes the Company may initiate in future periods, if any.

NOTE 3 - LONG TERM DEBT:

         Effective July 1, 2005, the Company amended its primary source of outside financing, the revolving credit agreement with Maple Bank GmbH (the "Maple Credit Agreement"). Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Euribor rate (as defined in the Credit Agreement) plus (i) 3.375%, (5.125% for the period ended September 30, 2004) for loans denominated in U.S. Dollars or (ii) 3.775% (5.525% for the period ended September 30, 2004) for loans denominated in Euros. The amended credit agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple Bank would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

                                                                     (IN THOUSANDS)
                                                       SEPTEMBER 30, 2005        JUNE 30, 2005
                                                     CURRENT     LONG-TERM    CURRENT     LONG-TERM
Revolving Credit Facility due October 1, 2008,
  interest rate 5.525% plus three-month             $    --      $    --      $    --      $11,504
  euribor rate (2.153% at June 30)
Revolving Credit Facility due October 1, 2008,
  interest rate 3.775% plus three-month                  --       11,426           --           --
  euribor rate (2.108% at September 30)
Term loan payable by foreign subsidiary
  due September 2008, interest rate 1.81%(a)            294          588           --           --
Term Loan payable by foreign subsidiary
  due December 8, 2006, interest rate 1.5%              881          440          902          450
Note payable by foreign subsidiary
  through 2008, interest rate 5.95%                     116          232          115          259
Note payable by foreign subsidiary
  through February 2007, interest rates
  ranging from 4.58% to 4.67%                            15            7           16           10
                                                    -------      -------      -------      -------
                                                    $ 1,306      $12,693      $ 1,033      $12,223
                                                    =======      =======      =======      =======

(a) Yen 100,000,000 3-year term loan (approximately $882,000). Quarterly principal payments of Yen 8,333,000, interest rate at Tokyo Inter Bank offered rate (TIBOR) plus .075%. The interest rate swap converts variable rate to fixed rate of 1.81% and has the same maturity date as the term loan.

        The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $34,096 including $28,000 available under the Maple GmbH Credit Agreement. As of September 30, 2005, the Company had $18,130 outstanding under these credit facilities, including $12,915 under the Maple GmbH Credit Agreement.


NOTE 4 - NET INCOME PER SHARE:

      Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three months ended September 30, 2005 and 2004, the weighted average shares outstanding used to compute diluted net income per share include potentially dilutive securities of 551,000 and 478,000 shares, respectively. Outstanding options to purchase 197,000 and 640,000 shares, respectively, of the Company's common stock for the three months ended September 30, 2005 and 2004, respectively, are not included in the above calculation to compute diluted net income per share as their exercise price exceeded their current market value of these shares.


NOTE 5  - OTHER COMPREHENSIVE INCOME (LOSS):

      Accumulated Other Comprehensive Income (Loss) ("AOCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets. AOCI consists of the following:

                                                           (in thousands)
                                                September 30, 2005   June 30, 2005
                                                ------------------   -------------
                                                             (Unaudited)
Cumulative translation adjustments                     $ 2,097          $ 2,407
Unrealized gain on investments,
   net of tax                                               97               40
Unrealized gain (loss) on forward
   contracts, net of tax                                    45              (35)
Minimum pension liability, net of tax                      (80)             (80)
                                                       -------          -------
                                                       $ 2,159          $ 2,332
                                                       =======          =======


NOTE 6 - INVENTORIES:

        Inventories consist of the following:

                                                            (in thousands)
                                               September 30, 2005       June 30, 2005
                                               ------------------       -------------
                                                            (Unaudited)
Raw materials                                       $11,752              $11,453
In process                                            4,377                4,409
Finished goods                                        7,023                6,893
                                                    -------              -------
                                                    $23,152              $22,755
                                                    =======              =======

        Foreign currency translation effects decreased inventories by $163 from June 30, 2005 to September 30, 2005.


NOTE 7 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

        The changes in the carrying amount of goodwill for the three months ended September 30, 2005 are as follows:

                                                     (in thousands)
                                           Gross
                                          Carrying     Accumulated       Net
                                           Amount      Amortization    Book Value
                                           ------      ------------    ----------
Balance as of July 1, 2005                $ 14,378       $ 3,456       $ 10,922
Effects of currency translation               (230)          (64)          (166)
                                          --------       -------       --------
Balance as of September 30, 2005          $ 14,148       $ 3,392       $ 10,756
                                          ========       =======       ========

Intangible assets subject to amortization are comprised of the following:

                                                    (in thousands)
                                 As of September 30, 2005     As of June 30, 2005
                                    Gross                    Gross
                                  Carrying    Accumulated   Carrying    Accumulated
Intangible Assets:                 Amount    Amortization    Amount    Amortization
------------------                 ------    ------------    ------    ------------
Patents and trademarks             $7,330       $4,658       $7,120       $4,559
Other                                 923          742          937          746
                                   ------       ------       ------       ------
Total                              $8,253       $5,400       $8,057       $5,305
                                   ======       ======       ======       ======

        Amortization expense associated with these intangible assets was $121 and $161, respectively, for the three months ended September 30, 2005 and 2004. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 8 - PENSION AND OTHER POST-RETIREMENT BENEFITS:

        The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans for the three months ended September 30, 2005 and 2004:

                                                             (in thousands)
                                                             Pension Benefits
                                                           For the three months
                                                            Ended September 30,
                                                            2005           2004
                                                            ----           ----
Service cost                                                $ 64           $ 67
Interest cost                                                 12             15
Expected return on plan assets                                (4)            (1)
Amortization of transition obligation                          3              3
Amortization of net actuarial gain                            (3)             -
                                                            ----           ----
Net periodic benefit cost                                   $ 72           $ 84
                                                            ====           ====

        During the three months ended September 30, 2005 and 2004 the Company made no contributions to the plans.


NOTE 9 - STOCK OPTIONS:

        Effective July 1, 2005 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) "Share Based Payment". The statement focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company had previously accounted for its stock option plans under the recognition and measurement principals of APB 25. As all previously issued stock option awards granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation costs related to stock option grants was reflected in net income. The effect of initially applying SFAS 123(R) is recognized as of the effective date using a modified prospective method. Under the modified prospective method the Company recognized stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted in prior years. The Company's stock option plans, which are shareholder approved, permits the grant of share options and shares of which 428,833 are available for future grants at September 30, 2005. Option awards, which when exercised would represent newly issued shares, are generally granted with an exercise price equal to the market price at the date of grant; generally vest in three equal annual installments commencing on the second anniversary date of grant and have a ten year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model at the grant date.

        The following table illustrates the effect on net income and income per share applying the fair value recognition provisions of SFAS 123 (R) for the three months ended September 30, 2005 and as if the fair value recognition provisions had been applied for the three months ended September 30, 2004:

                 (in thousands, except share and per share data)

                                                             Three months ended
                                                               September 30,
                                                               2005        2004
                                                             ------        ----
Net income as reported                                        1,193         719
Add: stock-based employee compensation
  included in reported net income, net of related
  tax effects ($41K pre-tax)                                     27          --
Deduct: stock-based employee compensation
  expense determined as if the fair value method
  was used for all years presented                              (27)        (13)
                                                             ------        ----

As Reported Net Income/Pro Forma Net Income                   1,193         706
                                                             ======        ====

Income per share:
  Basic and diluted as reported                                0.08        0.05
  Basic and diluted pro forma                                  0.08        0.05

The following table summarizes activity under the plans for the first quarter of 2006:

                                                    THE 1986 PLAN                                   THE 1990 PLAN
                                                    -------------                                   -------------
                                                                           WEIGHTED                                    WEIGHTED
                                                          OPTION PRICE   AVERAGE PRICE                   OPTION PRICE AVERAGE PRICE
                                                                         -------------                                -------------
                                     CLASS A    CLASS B      RANGE         A       B    CLASS A CLASS B    RANGE        A     B
                                     -------    -------      -----         -       -    ---------------    -----        -     -
 Outstanding at June 30, 2005......  183,000    105,000   $3.00-$6.72    $4.21   $6.72   8,055   945     $2.56-$6.88  $ 4.40  $5.48

 Granted...........................
 Canceled..........................  (80,000)  (105,000)  $5.38-$6.72    $5.38   $6.72
 Exercised.........................   (5,000)                   $3.00    $3.00

 Outstanding at September 30, 2005.   98,000          0   $3.00-$5.62    $3.32           8,055   945                  $ 4.40  $5.48

 Exercisable at September 30, 2005.   98,000          0   $3.00-$5.62    $3.32           8,055   945     $2.56-$6.88  $ 4.40  $5.48

                                                    THE 1996 PLAN                                    THE 1998 PLAN
                                                    -------------                                    -------------
                                                                         WEIGHTED                                        WEIGHTED
                                                        OPTION PRICE   AVERAGE PRICE                    OPTION PRICE   AVERAGE PRICE
                                                                       -------------                                   -------------
                                      CLASS A   CLASS B   RANGE           A      B    CLASS A   CLASS B     RANGE        A     B
                                      -------   -------   -----           -      -    -------   -------     -----        -     -
 Outstanding at June 30, 2005......  1,275,667          $0.58-$5.50    $ 2.36         39,000             $1.13-$5.50  $ 2.48  $0.00

 Granted...........................    105,000                $4.49    $4.49
 Canceled..........................
 Exercised.........................    (37,500)         $1.05-$3.19    $1.86

 Outstanding at September 30, 2005.. 1,343,167          $0.58-$5.50    $ 2.54         39,000             $1.13-$5.50  $ 2.48

 Exercisable at September 30, 2005..   468,335          $0.58-$5.50    $2.04          39,000             $1.50-$5.50  $ 2.48


The shares under option at September 30, 2005 were in the following price ranges:

                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                     -------------------                            -------------------
                                     WEIGHTED         WEIGHTED       NUMBER     WEIGHTED
RANGE OF           NUMBER OF          AVERAGE          AVERAGE         OF        AVERAGE
EXERCISE          OUTSTANDING        REMAINING        EXERCISE     EXERCISABLE  EXERCISE
 PRICES             OPTIONS      CONTRACTUAL LIFE       PRICE        OPTIONS      PRICE
 ------             -------      ----------------       -----        -------      -----
$0.58 -- $3.75     1,397,167        6.3 years          $2.41         522,335       $1.75
$3.88 -- $6.88        92,000        2.4 years          $5.51          92,000       $5.51

NOTE 10 - CUSTOMERS:

        During the three months ended September 30, 2005, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer
Aktiengesellschaft ("KBA") accounted for approximately 17% and 18% of the Company's net sales for the three months ended September 30, 2005 and 2004, respectively.


NOTE 11 - WARRANTY COSTS:

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

                                                             (in thousands)
                                                             Warranty Amount
                                                            2005          2004
                                                          -------       -------
Warranty reserve at June 30, 2005 and 2004                $ 2,840       $ 2,714
Additional warranty expense accruals                          943           987
Payments against reserve                                   (1,005)         (888)
Effects of currency rate fluctuations                          (7)           56
                                                          -------       -------
Warranty reserve at September 30, 2005 and 2004           $ 2,771       $ 2,869
                                                          =======       =======


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, (vii) competitive market influences. Additional factors are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes during the three months ended September 30, 2005.



THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. THREE MONTHS ENDED SEPTEMBER 30, 2004

CONSOLIDATED RESULTS

        Net sales for the three months ended September 30, 2005 increased by $2,648,000, or 6.6%, to $42,645,000 from $39,997,000 for the three months ended
September 30, 2004. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $249,000 in the current period. Excluding the effects of currency translation net sales increased $2,896,000 or 7.2%.

The net sales increase reflects increased sales in Europe, $2,100,000. Increased demand, particularly in Germany, for the Company's cleaning systems, water systems and web controls account primarily for the increased revenue in Europe. In the Americas, primarily the U.S., sales increased $900,000 on the strength of increased commercial cleaning systems, web controls and parts and service revenues. In Asia, net sales were relatively flat. Softness in the Japanese newspaper market was offset by newspaper shipments from the markets served by the Company's Australian subsidiary.

Gross profit for the three months ended September 30, 2005 was $14,056,000 (33.0% of net sales) as compared to $12,091,000 (30.2% of net sales) for the three months ended September 30, 2004, an increase of $1,965,000 or 16.3%. Currency rate fluctuations decreased gross profit by $115,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have increased by $2,080,000. Gross profit as a percentage of net sales increased primarily due to improvements in volume noted above, lower material costs, and favorable absorption of fixed overhead costs.

        Selling, general and administrative expenses amounted to $8,122,000 for the three months ended September 30, 2005 as compared to $7,333,000 for the same period in the prior fiscal year, (amounts representing 19.0% and 18.3% of respective period sales) an increase of $789,000 or 10.8%. Currency rate fluctuations decreased these expenses by $46,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $837,000. Selling expenses increased by $117,000, which primarily relates to increased marketing costs in Japan, as the Company seeks to develop new opportunities in the Asia/Pacific region. General and administrative expenses increased by $720,000 primarily in the U.S. due to increased compensation costs commensurate with improved business performance, vesting associated with deferred compensation plans and higher consulting costs associated with Sarbanes-Oxley compliance implementation.

        Engineering and development expenses increased by $422,000 over the same period in the prior fiscal year. Currency rate fluctuations decreased these expenses by $32,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $453,000 in the current period. This increase relates primarily to planned investment and increased activity in product development in Europe. As a percentage of net sales, engineering and development expenses increased to 8.9% for the three months ended September 30, 2005 compared to 8.3% for the same period in the prior fiscal year.

        Interest expense for the three months ended September 30, 2005 was $298,000 as compared to $952,000 for the three months ended September 30, 2004. Currency rate fluctuations had a negligible effect in the current period. This decrease reflects the lower debt level of approximately $8.6 million versus the period ended September 30, 2004 coupled with lower interest rates in effect for the quarter ended September 30, 2005 as a result of the amended loan agreement with Maple GmbH and lower amortization of debt financing costs. Interest income remained generally flat and amounted to $28,000 and $23,000 for the three months ended September 30, 2005 and 2004, respectively.

        Net royalty income for the three months ended September 30, 2005 was $200,000 as compared to $754,000 for the three months ended September 30, 2004. The decline in royalty income relates to the expiration of a group of patents, which were the source of the royalty income stream, in February 2005.

        Other income (expense), net amounted to expense income of $67,000 for the three months ended September 30, 2005 compared to income of $13,000 for the three months ended September 30, 2004. Other income (expense), net includes net foreign currency transaction losses of $111,000.

        The Company recorded an income tax provision of $824,000 for the three months ended September 30, 2005 as compared to $519,000 for the three months ended September 30, 2004. The effective tax rate of 40.9% (41.9% for the quarter ended September 30, 2004) for the three months ended September 30, 2005, reflects taxable income in the higher tax jurisdictions in which tax loss carryforwards are not available or are subject to limitations. The effective tax rate for the three months ended September 30, 2005 differs from the statutory rate as no benefit is recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. The Company continues to assess the need for its deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustment was determined to be required. In particular, the Company is monitoring positive earnings trends and other positive evidence in the U.S., U.K. and France to determine if such trends could possibly require a reversal of valuation allowances.

        The Company's net income amounted to $1,193,000 for the three months ended September 30, 2005, compared to net income of $719,000 for the three months ended September 30, 2004. Currency rate fluctuations had a negligible effect on net income in the current period. Net income per share amounted to $0.08 basic and diluted for the three months ended September 30, 2005 as compared to net income per share of $0.05 basic and diluted for the three months ended September 30, 2004.


              LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2005

        Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

Cash provided by (used for):                             2005            2004
                                                      ---------       ---------
Operating activities                                  $(428,000)      $(288,000)
Investing activities                                   (378,000)       (373,000)
Financing activities                                    941,000        (171,000)
Effect of exchange rate changes on cash                (167,000)         80,000
                                                      ---------       ---------
Net (decrease) in cash and cash equivalents           $ (32,000)      $(752,000)
                                                      =========       =========

        Cash provided by operating activities decreased $140,000 during the quarter ended September 30, 2005 versus the prior year period. Improvements in asset management of accounts receivable (days sales outstanding improved to 51 days from 58 days) and inventory were offset by the timing of payments for accounts payable, annual incentive compensation and customer deposits.

        The Company utilized $378,000 and $373,00 for investing activities for the three months ended September 30, 2005 and 2004 respectively, for additions to property, plant and equipment and patents and trademarks.

             During the quarter ended September 30, 2005 the Company obtained a three-year term loan with Mizuho Bank of YEN 100,000,000, approximately $882,000 U.S. dollars which matures in September 2008. This term loan is subject to quarterly principal payments of YEN 8,333,000 and bears interest at the Tokyo Inter Bank Offered Rate ("TIBOR") plus 0.75%. Concurrently, the Company entered into an interest swap agreement with maturity the same as the existing credit facility with Mizuhao Bank which effectively converted the variable rate debt into fixed rate debt with an interest rate of 1.81%.

        Effective July 1, 2005, the Company amended its primary source of outside financing, the revolving credit agreement with Maple Bank GmbH (the "Maple Credit Agreement"). Borrowings under the amended credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Euribor rate (as defined in the Credit Agreement) plus (i) 3.375% (5.125% for the period ended September 30,2004) for loans denominated in U.S. Dollars or
(ii) 3.775% (5.525% for the period ended September 30, 2004) for loans denominated in Euros. The amended credit agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple Bank would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Management also expects that as a result of the aforementioned amendment and full amortization of debt financing costs during fiscal year 2005 interest expense for the full year ending June 30, 2006 will be approximately $1,200,000 lower than fiscal year ended June 30, 2005.

        The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $34,096,000, including $28,000,000 available under the Maple GmbH Credit Agreement. As of September 30, 2005, the Company had $18,130,000 outstanding under these credit facilities including $12,915,000 under the Maple GmbH Credit Agreement.

        The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary are sufficient to finance its working capital and other capital requirements through the term of the credit agreement with Maple.

        At September 30, 2005 and June 30, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

        The following summarizes the Company's contractual obligations at September 30, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                             Fiscal Years ending June 30,
                                                    Total at
                                                    September
                                                     30, 2005     2006*       2007        2008        2009      2010        2011
                                                     --------     -----       ----        ----        ----      ----        ----
                                                                                                                            and
                                                                                                                          thereafter
                                                                                                                          ----------
Contractual Obligations:
Loans payable                                         $ 2,643     $2,643     $     -     $    -     $     -     $    -     $    -
Capital lease obligations                                 136         58          38         23          16          1          -
Long-term debt                                         13,999      1,277       1,150        116      11,456          -          -
Non-cancelable operating lease obligations             24,498      2,923       5,209      2,800       2,307      1,459      9,800
Interest expense (1)                                    3,416        985       1,112      1,093         226          -          -
                                                      -------     ------     -------     ------     -------     ------     ------
Total contractual cash obligations                    $44,692     $7,886     $ 7,509     $4,032     $14,005     $1,460     $9,800
                                                      =======     ======     =======     ======     =======     ======     ======

* Includes only the remaining nine months of the fiscal year ending June 30, 2006.

(1) the anticipated future interest payments are based on the Company's current indebtedness and interest rates at September 30, 2005, with consideration given to debt reduction as the result of expected payments.

IMPACT OF INFLATION

        The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

        A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes during the three months ended September 30, 2005.


ITEM 4: CONTROLS AND PROCEDURES:

        The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter September 30, 2005, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        There has been no activity under the Company's stock repurchase program for the quarter ended September 30, 2005.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Stockholders was held on November 8, 2005.

(b) A brief description of matters voted upon and the results of the voting follows:

Proposal 1 - To elect two Class III Directors to serve for three-year terms or until their respective successors are elected and qualify.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                             Total Vote for       Total Vote Withheld
                             Each Director        from Each Director
Class B
Akira Hara                     18,684,830                     0
Ralph R. Whitney, Jr.          18,684,830                     0

Proposal 2 - To adopt the Company's 2005 Equity Compensation Plan. Total affirmative votes 22,244,643; total negative votes 3,307,158.

ITEM 5. OTHER INFORMATION

        On November 8, 2005, the Board of Directors of the Company approved the following equity compensation awards to the Company's executive officers and directors pertaining to shares of the Company's Class A Stock:

    Name                                 Position                       Award
    ----                                 --------                       -----
Gerald A. Nathe                     Chairman of the Board,     25,000 restricted shares
                                    Chief Executive Officer
                                    and Director
Karl S. Puehringer                  President and Chief        20,000 restricted share units
                                    Operating Officer
Vijay C. Tharani                    Vice President, Chief      15,000 restricted shares
                                    Financial Officer and
                                    Treasurer
Shaun J. Kilfoyle                   Vice President             10,000 restricted shares
Takayuki Miyaoku                    Vice President             10,000 restricted share units
Leon Richards                       Controller                 5,000 restricted shares
Mark T. Becker                      Director                   3,111 restricted shares
Rolf Bergstrom                      Director                   3,111 restricted share units
Samuel B. Fortenbaugh III           Director                   3,111 restricted shares
Akira Hara                          Director                   3,111 restricted share units
Judith A. Mulholland                Director                   3,111 restricted shares
Ralph R. Whitney, Jr.               Director                   3,111 restricted shares

        The awards of restricted shares and restricted shares units described above were made pursuant to the Company's 2005 Equity Compensation Plan (the "Plan"), which was approved by the Company's shareholders at the 2005 Annual Meeting of Shareholders held on November 8, 2005. Pursuant to the Plan, the awards vest in three equal annual installments on the first, second and third anniversaries of the date of their award.

        In addition, the Board of Directors also approved (1) an increase from $16,000 to $24,000 of the annual retainer paid to each of the Company's directors who are not employees of the Company, and (2) an increase from $1,000 to $1,500 of the fee paid for each meeting of the Board of Directors, or a Committee of the Board (except for Committee meetings held in conjunction with Board Meetings) attended.


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

32.01    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350 (filed herewith).

32.02    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350 (filed herewith).

10.73    Amendment to Employment Agreement between Baldwin Technology Company,
         Inc. and Gerald A. Nathe, dated November 14, 2005 (filed herewith).

10.74    Amendment to Employment Agreement between Baldwin Technology Company,
         Inc. and Karl Puehringer, dated November 14, 2005 (filed herewith).

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

Dated: November 14, 2005