Form 10-Q
period 2005-12-31
BALDWIN TECHNOLOGY CO INC
filed 2006-02-13
CIK 805792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    Form 10-Q

[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For quarter ended December 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission file number 1-9334

                        BALDWIN TECHNOLOGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3258160
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            2 Trap Falls Road, Suite 402, Shelton, Connecticut 06484
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 203-402-1000

                                       N/A
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                                  YES [X] NO [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class          Outstanding at January 27, 2006
        -----          -------------------------------
Class A Common Stock
   $0.01 par value                13,017,647

Class B Common Stock
   $0.01 par value                 1,935,419

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                         Page
                                                                        -----
Part I  Financial Information

        Item 1 Financial Statements

               Consolidated Balance Sheets at December 31, 2005
               (unaudited) and June 30, 2005                              1-2

               Consolidated Statements of Income for the three
               and six months ended December 31, 2005
               (unaudited) and 2004 (unaudited)                             3

               Consolidated Statements of Changes in Shareholders'
               Equity for the six months ended December 31, 2005
               (unaudited)                                                  4

               Consolidated Statements of Cash Flows for the six
               months ended December 31, 2005 (unaudited) and
               2004 (unaudited)                                           5-6

               Notes to Consolidated Financial Statements (unaudited)    7-12

        Item 2 Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      13-19

        Item 3 Quantitative and Qualitative Disclosures About Market
               Risk                                                        19

        Item 4 Controls and Procedures                                     19

Part II Other Information

        Item 2 Unregistered Sales of Equity Securities and Use of
               Proceeds                                                    20

        Item 6 Exhibits                                                    20

Signatures                                                                 21

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                              December   June 30,
                                                              31, 2005     2005
                                                              --------   --------
CURRENT ASSETS:
   Cash                                                       $ 16,949   $ 15,443
   Accounts receivable trade, net of allowance for doubtful
      accounts of $1,655 ($1,962 at June 30, 2005)              25,101     27,160
   Notes receivable, trade                                       9,539      8,090
   Inventories, net                                             21,878     22,755
   Deferred taxes                                                  369        416
   Prepaid expenses and other                                    3,287      3,132
                                                              --------   --------
      Total Current Assets                                      77,123     76,996
                                                              --------   --------
MARKETABLE SECURITIES:
   Cost $678 ($610 at June 30, 2005)                               899        678
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land and buildings                                              919        936
   Machinery and equipment                                       2,058      2,082
   Furniture and fixtures                                        3,767      3,796
   Capital leases                                                  382        391
                                                              --------   --------
                                                                 7,126      7,205
   Less: Accumulated depreciation and amortization              (3,925)    (3,790)
                                                              --------   --------
Net Property, Plant and Equipment                                3,201      3,415
                                                              --------   --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost,
   less accumulated amortization of $4,750
   ($4,559 at June 30, 2005)                                     2,647      2,561
GOODWILL, less accumulated amortization of $3,283
   ($3,456 at June 30, 2005)                                    10,458     10,922
DEFERRED TAXES                                                  10,398     10,623
OTHER ASSETS                                                     3,681      4,156
                                                              --------   --------
TOTAL ASSETS                                                  $108,407   $109,351
                                                              ========   ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  December   June 30,
                                                                  31, 2005     2005
                                                                  --------   --------
CURRENT LIABILITIES:
   Loans payable                                                  $  2,544   $  2,705
   Current portion of long-term debt                                 1,251      1,033
   Accounts payable, trade                                          14,009     14,789
   Notes payable, trade                                              8,856      9,278
   Accrued salaries, commissions, bonus and
      profit-sharing                                                 5,668      7,641
   Customer deposits                                                 3,361      3,320
   Accrued and withheld taxes                                        1,883      2,041
   Income taxes payable                                              1,868      1,204
   Other accounts payable and accrued liabilities                    9,157      9,486
                                                                  --------   --------
      Total current liabilities                                     48,597     51,497
                                                                  --------   --------
LONG TERM LIABILITIES:
   Long-term debt                                                   11,940     12,223
   Other long-term liabilities                                       6,682      6,400
                                                                  --------   --------
      Total long-term liabilities                                   18,622     18,623
                                                                  --------   --------
      Total liabilities                                             67,219     70,120
                                                                  --------   --------
SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares
      authorized, 16,647,849 shares issued at December 31, 2005
      and 16,575,349 shares issued at June 30, 2005                    167        166
   Class B Common Stock, $.01 par, 4,500,000 shares
      authorized, 2,107,883 shares issued at December 31, 2005
      and 2,137,883 shares issued at June 30, 2005                      21         21
   Capital contributed in excess of par value                       57,283     57,065
   Accumulated Deficit                                              (5,056)    (7,632)
   Accumulated other comprehensive income                            1,494      2,332
   Less: Treasury stock, at cost:
      Class A - 3,630,202 shares at December 31, 2005
         and June 30, 2005
      Class B - 172,464 shares at December 31, 2005
         and June 30, 2005                                         (12,721)   (12,721)
                                                                  --------   --------
         Total shareholders' equity                                 41,188     39,231
                                                                  --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $108,407   $109,351
                                                                  ========   ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           For the three months   For the six months
                                            ended December 31,    ended December 31,
                                           --------------------   ------------------
                                              2005      2004        2005      2004
                                            -------   -------     -------   -------
Net Sales                                   $43,826   $41,232     $86,471   $81,229
Cost of goods sold                           29,040    28,525      57,629    56,431
                                            -------   -------     -------   -------
Gross Profit                                 14,786    12,707      28,842    24,798
                                            -------   -------     -------   -------
Operating Expenses:
   General and administrative                 4,951     3,959       9,639     7,950
   Selling                                    3,652     3,623       7,086     6,965
   Engineering and development                3,818     3,864       7,598     7,222
                                            -------   -------     -------   -------
                                             12,421    11,446      24,323    22,137
                                            -------   -------     -------   -------
Operating income                              2,365     1,261       4,519     2,661
                                            -------   -------     -------   -------
Other (income) expense:
   Interest expense                             249       571         547     1,523
   Interest income                              (33)      (30)        (61)      (53)
   Royalty income, net                           --      (763)       (200)   (1,517)
   Other (income) expense, net                   12       137          79       124
                                            -------   -------     -------   -------
                                                228       (85)        365        77
                                            -------   -------     -------   -------
   Income before income taxes                 2,137     1,346       4,154     2,584
Provision for income taxes                      754       558       1,578     1,077
                                            -------   -------     -------   -------
Net income                                  $ 1,383   $   788     $ 2,576   $ 1,507
                                            =======   =======     =======   =======
Net income per share - basic and diluted
   Income per share - basic                 $  0.09   $  0.05     $  0.17   $  0.10
   Income per share - diluted                  0.09      0.05        0.17      0.10
                                            -------   -------     -------   -------
Weighted average shares outstanding:
   Basic                                     14,953    14,901      14,983    14,887
                                            =======   =======     =======   =======
   Diluted                                   15,666    15,319      15,570    15,335
                                            =======   =======     =======   =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)

                         Class A            Class B         Capital               Accumulated
                      Common Stock        Common Stock    Contributed                Other         Treasury Stock
                   ------------------  -----------------   In Excess   Retained  Comprehensive  --------------------  Comprehensive
                     Shares    Amount    Shares   Amount     of Par     Deficit      Income       Shares     Amount       Income
                   ----------  ------  ---------  ------  -----------  --------  -------------  ----------  --------  -------------
Balance at
   June 30, 2005   16,575,349   $166   2,137,883    $21     $57,065    $(7,632)     $ 2,332     (3,802,666) $(12,721)

Net income for
   the six months
   ended December
   31, 2005                                                              2,576                                           $ 2,576

Translation
   adjustment                                                                        (1,006)                              (1,006)

Unrealized gain
   on available-
   for-sale
   securities,
   net of tax                                                                           139                                  139

Deferred stock
   based compen-
   sation                                                       134

Unrealized gain
   on forward
   contracts, net
   of tax                                                                                29                                   29
                                                                                                                         -------
Comprehensive
   Income                                                                                                                $ 1,738
                                                                                                                         =======
Conversion of
   Shares              30,000            (30,000)

Shares issued
   under Stock
   Option Plan         42,500      1                             84
                   ----------   ----    --------    ---     -------    -------      -------     ----------  --------
Balance at
   December 31,
   2005            16,647,849   $167   2,107,883    $21     $57,283    $(5,056)     $ 1,494     (3,802,666) $(12,721)
                   ==========   ====   =========    ===     =======    =======      =======     ==========  ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the six months ended
                                                                        December 31,
                                                                  ------------------------
                                                                       2005      2004
                                                                     -------   -------
Cash flows from operating activities:
   Net income                                                        $ 2,576   $ 1,507
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                   704       972
         Accrued retirement pay                                          479        80
         Provision for losses on accounts receivable                      53        51
         Stock option expense                                            134        --
         Deferred income taxes                                            51        21
         Changes in assets and liabilities:
            Accounts and notes receivable                               (805)    1,533
            Inventories                                                  307      (815)
            Prepaid expenses and other                                  (289)      837
            Other assets                                                 368      (636)
            Customer deposits                                            195       543
            Accrued compensation                                      (1,797)   (1,956)
            Payments against restructuring charges                        --      (347)
            Accounts and notes payable, trade                           (161)    1,064
            Income taxes payable                                         746      (989)
            Accrued and withheld taxes                                  (158)      (80)
            Other accounts payable and accrued liabilities               (59)     (495)
            Interest payable                                             (21)      (84)
                                                                     -------   -------
               Net cash provided by operating activities               2,323     1,206
                                                                     -------   -------

Cash flows from investing activities:
   Additions of property, plant and equipment                           (325)     (312)
   Additions of patents and trademarks                                  (293)     (317)
                                                                     -------   -------
               Net cash used by investing activities                    (618)     (629)
                                                                     -------   -------

Cash flows from financing activities:
   Long-term and short-term debt borrowings                              899        --
   Long-term and short-term debt repayments                             (596)     (535)
   Principal payments under capital lease obligations                    (56)      (61)
   Payment of debt financing costs                                        --      (259)
   Proceeds of stock option exercise                                      85        78
   Other long-term liabilities                                            42        48
                                                                     -------   -------
               Net cash provided (used) by financing activities          374      (729)
                                                                     -------   -------

Effects of exchange rate changes                                        (573)      811
                                                                     -------   -------
Net increase in cash and cash equivalents                              1,506       659
Cash and cash equivalents at beginning of period                      15,443    12,008
                                                                     -------   -------
Cash and cash equivalents at end of period                           $16,949   $12,667
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                   For the six months
                                   ended December 31,
                                   ------------------
                                      2005    2004
                                      ----   ------
Cash paid during the period for:
   Interest                           $568   $1,607
   Income taxes                       $858   $2,029

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

NOTE 3 - LONG TERM DEBT:

     Effective July 1, 2005, the Company amended its primary source of outside financing, the revolving credit agreement with Maple Bank GmbH (the "Maple Credit Agreement"). Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Euribor rate (as defined in the Credit Agreement) plus (i) 3.375%, (5.125% for the period ended December 31, 2005) for loans denominated in U.S. Dollars or (ii) 3.775% (5.525% for the period ended December 31, 2005) for loans denominated in Euros. The amended credit agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple Bank would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

                                                                     (IN THOUSANDS)
                                                       -----------------------------------------
                                                        DECEMBER 31, 2005       JUNE 30, 2005
                                                       -------------------   -------------------
                                                       CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                       -------   ---------   -------   ---------
Revolving Credit Facility due October 1, 2008,
   interest rate 5.525% plus three-month
   euribor rate (2.153% at June 30)...........          $   --    $    --     $   --    $11,504

Revolving Credit Facility due October 1, 2008,
   interest rate 3.775% plus three-month
   euribor rate (2.108% at December 31).......              --     11,254         --         --

Term loan payable by foreign subsidiary
   due September 2008, interest rate
   1.81%......................................   (a)       289        488         --         --

Term Loan payable by foreign subsidiary
   due December 8, 2006, interest rate 1.5%...             847         --        902        450

Note payable by foreign subsidiary
   through 2008, interest rate 5.95%..........             113        198        115        259

Note payable by foreign subsidiary
   through February 2007, interest rates
   ranging from 4.58% to 4.67%................               2         --         16         10
                                                        ------    -------     ------    -------
                                                        $1,251    $11,940     $1,033    $12,223
                                                        ======    =======     ======    =======

(a) Yen 100,000,000 3-year term loan (approximately $882,000). Quarterly principal payments of Yen 8,333,000, interest rate at Tokyo Inter Bank offered rate (TIBOR) plus .075%. The interest rate swap converts variable rate to fixed rate of 1.81% and has the same maturity date as the term loan.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $35,824 including $30,000 available under the Maple GmbH Credit Agreement. As of December 31, 2005, the Company had $17,251 outstanding under these credit facilities, including $12,771 under the Maple GmbH Credit Agreement.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share include 713,000 and 632,000 of potentially dilutive shares, respectively for the three and six months ended December 31, 2005 and 418,000 and 448,000 of potentially dilutive shares, respectively, for the three and six months ended December 31, 2004. Outstanding options to purchase 182,000 and 687,000 shares of the Company's common stock for the six months ended December 31, 2005 and 2004 respectively, are not included in the above calculation to compute diluted net income per share as their exercise prices exceeded the current market value of these shares.

NOTE 5 -OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("AOCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets. AOCI consists of the following:

                                                  (in thousands)
                                        ---------------------------------
                                        December 31, 2005   June 30, 2005
                                        -----------------   -------------
                                                   (Unaudited)
Cumulative translation adjustments           $1,399            $2,407
Unrealized gain on investments,
   net of tax                                   179                40
Unrealized loss on forward
   contracts, net of tax                         (6)              (35)
Minimum pension liability, net of tax           (78)              (80)
                                             ------            ------
                                             $1,494            $2,332
                                             ======            ======

NOTE 6 - INVENTORIES:

     Inventories consist of the following:

                           (in thousands)
                 ---------------------------------
                 December 31, 2005   June 30, 2005
                 -----------------   -------------
                            (Unaudited)
Raw materials         $11,438           $11,453
In process              4,490             4,409
Finished goods          5,950             6,893
                      -------           -------
                      $21,878           $22,755
                      =======           =======

     Foreign currency translation effects decreased inventories by $570 from June 30, 2005 to December 31, 2005.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     The changes in the carrying amount of goodwill for the six months ended December 31, 2005 are as follows:

                                                (in thousands)
                                  ------------------------------------------
                                  Gross Carrying    Accumulated       Net
                                      Amount       Amortization   Book Value
                                  --------------   ------------   ----------
Balance as of July 1, 2005           $14,378         $ 3,456       $10,922
Effects of currency translation         (637)           (173)         (464)
                                     -------         -------       -------
Balance as of December 31, 2005      $13,741         $(3,283)      $10,458
                                     =======         ========      =======

Intangible assets subject to amortization are comprised of the following:

                                           (in thousands)
                         -------------------------------------------------
                         As of December 31, 2005     As of June 30, 2005
                         -----------------------   -----------------------
                           Gross                     Gross
                         Carrying    Accumulated   Carrying    Accumulated
Intangible Assets:        Amount    Amortization    Amount    Amortization
------------------       --------   ------------   --------   ------------
Patents and trademarks    $7,397       $4,750       $7,120       $4,559
Other                        897          710          937          746
                          ------       ------       ------       ------
Total                     $8,294       $5,460       $8,057       $5,305
                          ======       ======       ======       ======

     Amortization expense associated with these intangible assets was $121 and $242, respectively, for the three and six months ended December 31, 2005 and $207 and $368, respectively for the three and six months ended December 31, 2004. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 8 - PENSION AND OTHER POST-RETIREMENT BENEFITS:

     The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans for the three and six months ended December 31, 2005 and 2004:

                                                      (in thousands)
                                        -----------------------------------------
                                          Pension Benefits      Pension Benefits
                                        For the three months   For the six months
                                         ended December 31,    ended December 31,
                                        --------------------   ------------------
                                            2005   2004           2005   2004
                                            ----   ----           ----   ----
Service cost                                 $64    $67           $128   $134
Interest cost                                 12     15             24     30
Expected return on plan assets                (4)    (1)            (8)    (2)
Amortization of transition obligation          3      3              6      6
Amortization of net actuarial gain            (3)    --             (6)    --
                                             ---    ---           ----   ----
Net periodic benefit cost                    $72    $84           $144   $168
                                             ===    ===           ====   ====

     During the six months ended December 31, 2005 and 2004 the Company made contributions to the plans of $204 and $173, respectively.

NOTE 9 - STOCK BASED COMPENSATION PLANS:

     Effective July 1, 2005 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) "Share Based Payment". The statement focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company had previously accounted for its stock option plans under the recognition and measurement principals of APB 25. As all previously issued stock option awards granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation costs related to stock option grants was reflected in net income. The effect of initially applying SFAS 123(R) is recognized as of the effective date using a modified prospective method. Under the modified prospective method the Company recognized stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted in prior years. Option awards, which when exercised would represent newly issued shares, are generally granted with an exercise price equal to the market price at the date of grant; generally vest in three equal annual installments commencing on the second anniversary date of grant and have ten year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model at the grant date.

     The following table illustrates the effect on net income and income per share applying the fair value recognition provisions of SFAS 123 (R) for the three and six months ended December 31, 2005 and as if the fair value recognition provisions had been applied for the three and six months ended December 31, 2004:

                                                       (in thousands, except share
                                                           and per share data)
                                                  -------------------------------------
                                                  Three months ended   Six months ended
                                                     December 31,        December 31,
                                                      (Unaudited)         (Unaudited)
                                                  ------------------   ----------------
                                                     2005     2004       2005     2004
                                                    ------   -----      ------   ------
Net income, as reported                             $1,383   $ 788      $2,576   $1,507
Add: stock-based employee
   compensation included in reported
   net income, net of related tax
   effects (pre-tax $62K for three
   months, $103K pre-tax for six months)                41      --          68       --
Deduct: Total stock-based employee compensation
   expense determined as if the fair
   value based method was
   used for all years presented                        (41)    (13)        (68)     (26)
                                                    ------   -----      ------   ------
Pro forma net income                                $1,383   $ 775      $2,576   $1,481
                                                    ======   =====      ======   ======

Income per share:
   Basic and diluted - as reported                  $ 0.09   $0.05      $ 0.17   $ 0.10
                                                    ======   =====      ======   ======
   Basic and diluted - pro forma                    $ 0.09   $0.05      $ 0.17   $ 0.10
                                                    ======   =====      ======   ======

Stock Options:

The following table summarizes stock option activity under the plans for the six months of 2006:

                                                  THE 1986 PLAN                                     THE 1990 PLAN
                                ------------------------------------------------   -----------------------------------------------
                                                                      WEIGHTED                                          WEIGHTED
                                                                   AVERAGE PRICE                                     AVERAGE PRICE
                                                        OPTION     -------------                          OPTION     -------------
                                CLASS A    CLASS B   PRICE RANGE     A       B     CLASS A   CLASS B   PRICE RANGE     A       B
                                -------   --------   -----------   -----   -----   -------   -------   -----------   -----   -----
Excercisable at June 30,
   2005......................   183,000    105,000   $3.00-$6.72   $4.21   $6.72    8,055      945     $2.56-$6.88   $4.40   $5.48
Granted......................
Canceled.....................   (92,000)  (105,000)  $5.38-$6.72   $5.41   $6.72   (2,694)    (306)    $5.50-$6.68   $5.50   $6.88
Exercised....................    (5,000)             $      3.00   $3.00
Outstanding at December 31,
   2005......................    86,000          0   $3.00-$5.62   $3.00            5,361      639     $2.56-$6.41   $3.84   $5.03
Exercisable at December 31,
   2005......................    86,000          0   $3.00-$5.62   $3.00            5,361      639     $2.56-$6.41   $3.84   $5.03

                                                  THE 1996 PLAN                                     THE 1998 PLAN
                                -------------------------------------------------   -----------------------------------------------
                                                                       WEIGHTED                                          WEIGHTED
                                                                    AVERAGE PRICE                                     AVERAGE PRICE
                                                         OPTION     -------------                          OPTION     -------------
                                 CLASS A    CLASS B   PRICE RANGE     A       B     CLASS A   CLASS B   PRICE RANGE     A       B
                                ---------   -------   -----------   -----   -----   -------   -------   -----------   -----   -----
Outstanding at June 30,
   2005......................   1,275,667             $0.58-$5.50   $2.36            39,000             $1.13-$5.50   $2.48   $0.00
Granted......................     105,000                   $4.49   $4.49
Exercised....................     (37,500)            $1.05-$3.19   $1.86
Outstanding at December 31,
   2005......................   1,343,167             $0.58-$5.50   $2.54            39,000             $1.13-$5.50   $2.48
Exercisable at December 31,
   2005......................     603,319             $0.58-$5.50   $2.01            39,000             $1.13-$5.50   $2.48

     The total intrinsic value of options exercised during the three and six months ended December 31, 2005 was $0 and $103,000 respectively.

     The shares under option at December 31, 2005 were in the following price ranges:

                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                 ------------------------------              -----------------------------------------
                                   WEIGHTED       WEIGHTED     NUMBER      WEIGHTED       WEIGHTED
   RANGE OF       NUMBER OF         AVERAGE        AVERAGE       OF         AVERAGE        AVERAGE
   EXERCISE      OUTSTANDING       REMAINING      EXERCISE   EXERCISABLE   EXERCISE       REMAINING
    PRICES         OPTIONS     CONTRACTUAL LIFE     PRICE      OPTIONS       PRICE    CONTRACTUAL LIFE
--------------   -----------   ----------------   --------   -----------   --------   ----------------
$0.58 -- $3.75    1,292,170        6.8 years        $2.24      657,322       $1.78        5.3 years
$3.88 -- $6.88      181,997        6.9 years        $4.91       76,997       $5.49        2.9 years

     The aggregate intrinsic value of outstanding and exercisable options at December 31, 2005 was $2,183,000 and $1,381,000, respectively.

Restricted Stock:

     During the quarter ended December 31, 2005, the Company granted 143,666 restricted shares/units of common stock, which are restricted for three years from date of grant. The market value of the common stock at the date of grant was $3.79 per share. Compensation expense of approximately $30,000 was recognized during the quarter and six months ended December 31, 2005.

     In November 2005, shareholders approved the Company's 2005 Equity Compensation Plan which allows for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, tandem stock appreciation rights, restricted stock and restricted stock units for up to 1,200,000 shares of Class A common stock.

     At December 31, 2005, the aggregate number of shares available for future grants under all the Company's share-based compensation plans is 1,485,167.

NOTE 10 - CUSTOMERS:

     During the three and six months ended December 31, 2005, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 17% of the Company's net sales for each of the three and six months ended December 31, 2005 and approximately 18% of the Company's net sales for each of the three and six months ended December 31, 2004.

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

                                          (in thousands)
                                         Warranty Amount
                                        -----------------
                                          2005      2004
                                        -------   -------
Warranty reserve at June 30             $ 2,840   $ 2,714
Additional warranty expense accruals      1,732     2,171
Payments against reserve                 (1,823)   (2,128)
Effects of currency rate fluctuations       (68)      303
                                        -------   -------
Warranty reserve at December 31         $ 2,681   $ 3,060
                                        =======   =======

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes during the six months ended December 31, 2005.

OVERVIEW

     Baldwin Technology Company, Inc. is a leading global manufacturer of press accessories and controls for the commercial and newspaper printing industries. Baldwin offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, CT, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia and Europe. Baldwin's technology and products include cleaning systems, fluid management and ink control systems, web press protection systems and drying systems.

     The Company manages its business as one reportable business segment built around its core competency in accessories and controls.

     For the three and six months ended December 31, 2005 net sales were $43,826,000 and $86,471,000, respectively, representing approximately a 6% improvement over the previous year's corresponding period as reported. During the three and six month periods, increases in revenue are attributable to the steady and stable growth in worldwide printing markets, particularly the commercial printing markets increasing demand for the products supplied by the Company.

     For the three and six months ended December 31, 2005 gross margins improved approximately 3% versus the prior year's corresponding periods. The increase in gross profit margins is attributable to the increased sales volume noted above, favorable overhead absorption, and lower technical service and warranty costs.

     Operating income increased to 5% of sales for the three and six months ended December 31, 2005 versus 3% for the three and six month period ended December 31, 2004, primarily as a result of the increased revenue and improved gross margins.

     In addition, the Company reduced its interest expense in both the three and six months ended December 31, 2005 versus the previous year's corresponding periods as a result of lower average debt levels and reduced interest rates, while recording lower royalty income.

SIX MONTHS ENDED DECEMBER 31, 2005 VS. SIX MONTHS ENDED DECEMBER 31, 2004

CONSOLIDATED RESULTS

NET SALES

     Net sales for the six months ended December 31, 2005 increased by $5,242,000, or 6%, to $86,471,000 from $81,229,000 for the six months ended
December 31, 2004. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $3,773,000 in the current period, otherwise, net sales would have increased by $9,015,000 or 11%.

     The net sales increase reflects higher sales volumes in Europe, $7,218,000. Increasing demand, fueled by increased penetration into selected OEM's and improving market conditions, particularly in Germany, has resulted in higher shipments of the Company's cleaning systems, spray dampening systems, water systems and web controls into the commercial market. In addition, higher shipments of cleaning systems into the newspaper market serviced by Sweden added to the increased revenues in Europe. In the Americas, particularly the U.S., sales increased $2,625,000. This increase was primarily driven by increased demand in the commercial market for cleaning systems and web controls. In Asia, sales declined $828,000 as softness in the Japanese markets was partially offset by increases in the markets served by the Company's Australian subsidiary.

GROSS PROFIT

     Gross profit for the six months ended December 31, 2005 was $28,842,000 (33.4% of net sales) as compared to $24,797,000 (30.5% of net sales) for the six months ended December 31, 2004, an increase of $4,045,000 or 16.0%. Currency rate fluctuations decreased gross profit by $1,451,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have increased by $5,496,000. Gross profit as a percentage of net sales increased primarily due to the higher sales volume noted above, favorable sales mix and favorable cost absorption associated with the higher sales and lower service, warranty and material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $16,725,000 (19.3% of net sales) for the six months ended December 31, 2005 as compared to $14,915,000 (18.4% of net sales) for the same period in the prior fiscal year, an increase of $1,810,000 or 12.2%. Currency rate fluctuations decreased these expenses by $573,000 in the current period. Otherwise, selling, general and administrative expenses would have increased, $2,381,000 or 16%. Selling expenses increased by $452,000. The increase is primarily driven by increased business activity and reflects increased compensation and travel associated costs, and increased commission costs. General and administrative expenses increased $1,929,000 primarily due to increased incentive compensation accruals, vesting associated with deferred compensation plans and higher outside consulting services primarily for the Sarbanes-Oxley Act of 2002 implementation, tax, audit and other financial services.

ENGINEERING AND DEVELOPMENT EXPENSES

     Engineering and development expenses increased $376,000 over the same period in the prior fiscal year. Currency rate fluctuations decreased these expenses by $374,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $750,000 in the current period. This increase primarily relates to planned investment and increased activity in product development management in Europe and Japan. As a percentage of net sales, engineering and development expenses was approximately 9% for the six months ended December 31, 2005 and 2004.

INTEREST AND OTHER

     Interest expense for the six months ended December 31, 2005 was $547,000 as compared to $1,523,000 for the six months ended December 31, 2004. Currency rate fluctuations decreased interest expense by $36,000 in the current period, otherwise, interest expense decreased by $940,000. This decrease reflects the lower average debt level of approximately $9.6 million versus the period ended December 31, 2004 coupled with lower interest rates in effect for the six months ended December 31, 2005 as a result of the amended loan agreement with Maple GmbH and lower amortization of debt financing costs. Interest income amounted to $61,000 and $53,000 for the six months ended December 31, 2005 and 2004, respectively.

     Net royalty income for the six months ended December 31, 2005 was $200,000 as compared to $1,517,000 for the six months ended December 31, 2004. This decrease reflects the expiration in February 2005 of a group of patents which were the source of the royalty income.

     Other (income) expense, net amounted to expense of $79,000 for the six months ended December 31, 2005 compared to expense of $124,000 for the six months ended December 31, 2004. Other income (expense), net includes net foreign currency transaction (losses) of $120,000 and $107,000 for the six months ended December 31, 2005 and 2004, respectively.

INCOME TAXES

     The Company recorded an income tax provision of $1,578,000 for the six months ended December 31, 2005 as compared to $1,077,000 for the six months ended December 31, 2004. The effective tax rate of 38.0% for the six months ended December 31, 2005 is reflective of greater taxable income in higher tax jurisdictions for which tax loss carryforwards are not available. Partially offsetting the increased tax expense is a reversal of a previously established contingent tax liability of $75,000 which is no longer deemed probable. In addition the effective tax rate for the six months ended December 31, 2005 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustment was determined to be required. In particular, the Company is monitoring positive earnings trends and other positive evidence in the U.S., U.K, and France to determine if such trends could possibly require a reversal of valuation allowances.

NET INCOME

     The Company's net income amounted to $2,576,000 for the six months ended December 31, 2005, compared to a net income of $1,507,000 for the six months ended December 31, 2004. Currency rate fluctuations decreased net income by $213,000 in the current period. Net income per share amounted to $0.17 basic and diluted for the six months ended December 31, 2005, as compared to net income per share of $0.10 basic and diluted for the six months ended December 31, 2004.

THREE MONTHS ENDED DECEMBER 31, 2005 VS. THREE MONTHS ENDED DECEMBER 31, 2004

CONSOLIDATED RESULTS

NET SALES

     Net sales for the three months ended December 31, 2005 increased by $2,594,000, or 6%, to $43,826,000 from $41,232,000 for the three months ended
December 31, 2004. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $3,524,000 in the current period, otherwise, net sales would have increased by $6,118,000 or 15%.

     The net sales increase reflects higher sales volumes in Europe, $5,140,000. Increasing demand, particularly in Germany, has resulted in higher shipments of the Company's cleaning systems, spray dampening systems, water systems and web controls into the commercial market. In addition, higher shipments of cleaning systems into the newspaper market serviced by Sweden added to the increased revenues in Europe. In the Americas, particularly the U.S., sales increased $1,699,000. This increase was primarily driven by increased demand in the commercial market for cleaning systems web controls and dryers. In Asia, sales declined $721,000 as softness in the Japanese markets was partially offset by increases in the markets served by the Company's Australian subsidiary.

GROSS PROFIT

Gross profit for the three months ended December 31, 2005 was $14,786,000 (33.7% of net sales) as compared to $12,707,000 (30.8% of net sales) for the three months ended December 31, 2004, an increase of $2,079,000. Currency rate fluctuations decreased gross profit by $1,336,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have increased by $3,415,000. Favorable sales volume coupled with favorable cost absorption and lower technical service, warranty and material costs primarily accounts for the improvement in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $8,603,000 (19.6% of net sales) for the three months ended December 31, 2005 as compared to $7,582,000 (18.4% of net sales) for the same period in the prior fiscal year, an increase of $1,021,000 or 13%. Currency rate fluctuations decreased these expenses by $530,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $1,551,000. Selling expenses increased by $342,000, reflecting the higher level of business activity as the increase primarily relates to increased compensation, travel costs and commissions. General and administrative expenses increased by $1,209,000 primarily due to higher accruals related to incentive compensation, stock option/restricted stock plans, tax, audit and other financial services.

ENGINEERING AND DEVELOPMENT EXPENSES

     Engineering and development expenses remained virtually flat at $3,818,000 over the same period in the prior fiscal year. Currency rate fluctuations decreased these expenses by $343,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $299,000 in the current period. This increase relates primarily to planned investment in product development. As percentage of net sales, engineering and development expenses remained at approximately 9% for the three months ended December 31, 2005 and 2004.

INTEREST AND OTHER

     Interest expense for the three months ended December 31, 2005 was $249,000 as compared to $571,000 for the three months ended December 31, 2004. Currency rate fluctuations decreased interest expense by $33,000 in the current period, otherwise, interest expense decreased by $289,000. This decrease was primarily due to lower interest rates in effect for the three months ended December 31, 2005 as a result of the amended credit agreement with Maple Bank GmbH, and lower overall debt levels for the current period versus the same period a year ago. Interest income amounted to $33,000 and $30,000 for the three months ended December 31, 2005 and 2004, respectively.

     Net royalty income for the three months ended December 31, 2005 was $0 as compared to $763,000 for the three months ended December 31, 2004. This decrease reflects the expiration in February 2005 of a group of patents which were the source of the royalty income.

     Other (income) expense, net amounted to expense of $12,000 for the three months ended December 31, 2005 compared to expense of $137,000 for the three months ended December 31, 2004. Other income (expense), net includes net foreign currency transaction losses of $9,000 and of $119,000 for the three months ended December 31, 2005 and 2004, respectively.

INCOME TAXES

     The Company recorded an income tax provision of $754,000 for the three months ended December 31, 2005 as compared to $558,000 for the three months ended December 31, 2004. The effective tax rate of 35.3% for the three months ended December 31, 2005 is primarily due to greater taxable income in higher tax jurisdictions and in which tax loss carryforwards are not available partially offset by the reversal of a previously established contingency reserve of $75,000 which was determined during the quarter to no longer be a probable exposure. In addition the effective tax rate for the three months ended December 31, 2005 differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not.

NET INCOME

     The Company's net income amounted to $1,383,000 for the three months ended December 31, 2005, compared to $788,000 for the three months ended December 31, 2004. Currency rate fluctuations decreased net income by $208,000 in the current period. Net income per share amounted to $0.09 basic and diluted for the three months ended December 31, 2005, as compared to $0.05 basic and diluted for the three months ended December 31, 2004.

              LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2005

     Cash flows from operating, investing and financing activities, as reflected in the six months ended December 31 in the Consolidated Statement of Cash Flows, are summarized as follows:

                                               2005         2004
                                            ----------   ----------
Cash provided by (used for):
Operating activities                        $2,323,000   $1,206,000
Investing activities                          (618,000)    (629,000)
Financing activities                           374,000     (729,000)
Effect of exchange rate changes on cash       (573,000)     811,000
                                            ----------   ----------
Net increase in cash and cash equivalents   $1,506,000   $  659,000
                                            ==========   ==========

     Cash provided by operating activities increased $1,117,000 during the six months ended December 31, 2005 versus the prior year period. Higher revenues and improved profitability has led to higher cash receipts from sales during the six months ended December 31, 2005. Asset management additionally led to a decline in accounts receivable days sales outstanding (52 days in FY 2006 vs. 58 days in FY 2005) an increase in inventory turns (5.3 x in FY 2006 vs. 4.1 x in FY 2005) while days payable outstanding has remained relatively flat at 44 days.

     The Company utilized $618,000 and $692,000 for investing activities for the six months ended December 31, 2005 and 2004 respectively, for additions to property, plant and equipment and patents and trademarks.

During the quarter ended September 30, 2005 the Company obtained a three-year term loan with Mizuho Bank of YEN 100,000,000, approximately $882,000 U.S. dollars which matures in September 2008. This term loan is subject to quarterly principal payments of YEN 8,333,000 and bears interest at the Tokyo Inter Bank Offered Rate ("TIBOR") plus 0.75%. Concurrently, the Company entered into an interest swap agreement with maturity the same as the credit facility with Mizuhao Bank which effectively converted the variable rate debt into fixed rate with an interest rate of 1.81%.

     Effective July 1, 2005, the Company amended its primary source of outside financing, the revolving credit agreement with Maple Bank GmbH. Borrowings under the amended credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Euribor rate (as defined in the Credit Agreement) plus (i) 3.375% (5.125% for the period ended December 31, 2004) for loans denominated in U.S. Dollars or (ii) 3.775% (5.525% for the period ended December 31, 2004) for loans denominated in Euros. The amended credit agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Management also expects that as a result of the aforementioned amendment and full amortization of debt financing costs during fiscal year 2005 interest expense for the full year ending June 30, 2006 will be approximately $1,300,000 lower than for fiscal year ended June 30, 2005.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $35,824,000, including $30,000,000 available under the Maple Credit Agreement. As of December 31, 2005, the Company had $17,251,000 outstanding under these credit facilities with $12,771,000 (including letters of credit) under the Maple Credit Agreement. Additionally, in January 2006 the Company further reduced its debt with Maple with a payment of approximately $1,500,000.

     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the Maple Credit Agreement.

     At December 31, 2005 and June 30, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company's contractual obligations at December 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                      Fiscal Years ending June 30,
                                                        --------------------------------------------------------
                                             Total at                                                    2011
                                             December                                                     and
                                             30, 2005    2006*    2007     2008      2009     2010    thereafter
                                             --------   ------   ------   ------   -------   ------   ----------
Contractual Obligations:
Loans payable                                 $ 2,544   $2,544   $   --   $   --   $    --   $   --     $   --
Capital lease obligations                         116       33       42       25        15        1         --
Long-term debt                                 13,191      615      824      398    11,354       --         --
Non-cancelable operating lease obligations     24,641    2,176    5,837    3,209     2,366    1,455      9,598
Interest expense (1)                            2,646      514      958      958       216       --         --
                                              -------   ------   ------   ------   -------   ------     ------
Total contractual cash obligations            $43,138   $5,882   $7,661   $4,590   $13,951   $1,456     $9,598
                                              =======   ======   ======   ======   =======   ======     ======

* Includes only the remaining six months of the fiscal year ending June 30, 2006.

(1) the anticipated future interest payments are based on the Company's current indebtedness and interest rates at December 31, 2005, with consideration given to debt reduction as the result of expected payments.

IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes during the three and six months ended December 31, 2005.

ITEM 4: CONTROLS AND PROCEDURES:

     The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the

Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the Company's fiscal quarter December 31,2005, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There was no activity under the Company's stock repurchase program for the period ended December 31, 2005.

ITEM 6. EXHIBITS

(a)  Exhibits

10.75*   Retirement Allowance Plan for Representative Directors and Directors of
         Baldwin-Japan Ltd. (filed herewith).

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

                                        BALDWIN TECHNOLOGY COMPANY, INC.


                                        BY /s/ Vijay C. Tharani
                                           -------------------------------------
                                           Vice President, Chief Financial
                                           Officer and Treasurer

Dated: February 10, 2006