Form 10-Q
period 2006-03-31
BALDWIN TECHNOLOGY CO INC
filed 2006-05-12
CIK 805792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    Form 10-Q

[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For quarter ended March 31, 2006

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

                                                                  YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Outstanding at
        Class          April 28, 2006
        -----          --------------
Class A Common Stock
   $0.01 par value       13,629,287

Class B Common Stock
   $0.01 par value        1,365,111

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                     Page
                                                                    -----
Part I  Financial Information

        Item 1  Financial Statements

                Consolidated Balance Sheets at March 31, 2006
                (unaudited) and June 30, 2005                         1-2

                Consolidated Statements of Income for the three
                and nine months ended March 31, 2006 (unaudited)
                and 2005 (unaudited)                                    3

                Consolidated Statements of Changes in
                Shareholders' Equity for the nine months ended
                March 31, 2006 (unaudited)                              4

                Consolidated Statements of Cash Flows for the
                nine months ended March 31, 2006 (unaudited) and
                2005 (unaudited)                                      5-6

                Notes to Consolidated Financial Statements
                (unaudited)                                          7-13

        Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 13-20

        Item 3  Quantitative and Qualitative Disclosures About
                Market Risk                                            20

        Item 4  Controls and Procedures                                20

Part II Other Information

        Item 1A Risk Factors                                           21

        Item 2  Unregistered Sales of Equity Securities and Use
                of Proceeds                                            21

        Item 6  Exhibits                                               21

Signatures                                                             22

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                              March 31, 2006   June 30, 2005
                                                              --------------   -------------
CURRENT ASSETS:
Cash                                                             $ 17,059        $ 15,443
   Accounts receivable trade, net of allowance for doubtful
      accounts of $1,649 ($1,962 at June 30, 2005)                 27,930          27,160
   Notes receivable, trade                                          9,457           8,090
   Inventories, net                                                23,609          22,755
   Deferred taxes                                                     382             416
   Prepaid expenses and other                                       3,035           3,132
                                                                 --------        --------
      Total Current Assets                                         81,472          76,996
                                                                 --------        --------
MARKETABLE SECURITIES:
  Cost $599 ($610 at June 30, 2005)                                 1,015             678
                                                                 --------        --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land and buildings                                                 939             936
   Machinery and equipment                                          2,172           2,082
   Furniture and fixtures                                           3,680           3,796
   Capital leases                                                     246             391
                                                                 --------        --------
                                                                    7,037           7,205
   Less: Accumulated depreciation and amortization                 (3,748)         (3,790)
                                                                 --------        --------
Net Property, Plant and Equipment                                   3,289           3,415
                                                                 --------        --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost, less
   accumulated amortization of $4,857 ($4,559 at June
   30, 2005)
                                                                    2,556           2,561
GOODWILL, less accumulated amortization of $3,302 ($3,456
   at June 30, 2005)
                                                                   10,566          10,922
DEFERRED TAXES                                                     10,354          10,623
OTHER ASSETS                                                        3,600           4,156
                                                                 --------        --------
TOTAL ASSETS                                                     $112,852        $109,351
                                                                 ========        ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       March 31, 2006   June 30, 2005
                                                       --------------   -------------
CURRENT LIABILITIES:
   Loans payable                                          $  2,549        $  2,705
   Current portion of long-term debt                         1,248           1,033
   Accounts payable, trade                                  15,343          14,789
   Notes payable, trade                                      9,318           9,278
   Accrued salaries, commissions, bonus and
      profit-sharing                                         7,074           7,641
   Customer deposits                                         4,955           3,320
   Accrued and withheld taxes                                1,518           2,041
   Income taxes payable                                      1,778           1,204
   Other accounts payable and accrued liabilities            8,442           9,486
                                                          --------        --------
         Total current liabilities                          52,225          51,497
                                                          --------        --------
LONG TERM LIABILITIES:
   Long-term debt                                           10,574          12,223
   Other long-term liabilities                               6,748           6,400
                                                          --------        --------
         Total long-term liabilities                        17,322          18,623
                                                          --------        --------
         Total liabilities                                  69,547          70,120
                                                          --------        --------
SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares
      authorized, 16,695,140 shares issued at March
      31, 2006 and 16,575,349 shares issued at June
      30, 2005
                                                               167             166
   Class B Common Stock, $.01 par, 4,500,000 shares
      authorized, 2,086,258 shares issued at March
      31, 2006 and 2,137,883 shares issued at June
      30, 2005
                                                                21              21
   Capital contributed in excess of par value               57,521          57,065
   Accumulated Deficit                                      (3,311)         (7,632)
   Accumulated other comprehensive income                    1,628           2,332
   Less: Treasury stock, at cost:
      Class A - 3,630,202 shares at March 31, 2006
         and June 30, 2005
      Class B - 172,464 shares at March 31, 2006
         and June 30, 2005                                 (12,721)        (12,721)
                                                          --------        --------
         Total shareholders' equity                         43,305          39,231
                                                          --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $112,852        $109,351
                                                          ========        ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           For the three months   For the nine months
                                              ended March 31,       ended March 31,
                                           --------------------   -------------------
                                              2006       2005       2006       2005
                                             -------   -------    --------   --------
Net Sales                                    $45,447   $43,673    $131,918   $124,902
Cost of goods sold                            30,384    29,232      88,013     85,663
                                             -------   -------    --------   --------
Gross Profit                                  15,063    14,441      43,905     39,239
                                             -------   -------    --------   --------
Operating Expenses:
   General and administrative                  4,912     4,877      14,551     12,827
   Selling                                     3,694     3,364      10,780     10,329
   Engineering and development                 3,537     4,104      11,135     11,326
   Restructuring charges                          --      (338)         --       (338)
                                             -------   -------    --------   --------
                                              12,143    12,007      36,466     34,144
                                             -------   -------    --------   --------
Operating income                               2,920     2,434       7,439      5,095
                                             -------   -------    --------   --------
Other (income) expense:
   Interest expense                              256       462         803      1,985
   Interest income                               (31)      (26)        (92)       (79)
   Royalty income, net                            --      (280)       (200)    (1,797)
   Other (income) expense, net                   (43)      (95)         36         29
                                             -------   -------    --------   --------
                                                 182        61         547        138
                                             -------   -------    --------   --------
   Income before income taxes                  2,738     2,373       6,892      4,957
Provision for income taxes                       993       864       2,571      1,941
                                             -------   -------    --------   --------
Net income                                   $ 1,745   $ 1,509    $  4,321   $  3,016
                                             =======   =======    ========   ========
Net income per share - basic and diluted
   Income per share - basic                  $  0.12   $  0.10    $   0.29   $   0.20
   Income per share - diluted                   0.11      0.10        0.28       0.20
                                             -------   -------    --------   --------
Weighted average shares outstanding:
   Basic                                      14,966    14,911      14,947     14,895
                                             =======   =======    ========   ========
   Diluted                                    15,806    15,274      15,649     15,315
                                             =======   =======    ========   ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)

                                                             Capital
                          Class A            Class B       Contributed             Accumulated
                       Common Stock        Common Stock         In                    Other         Treasury Stock
                    ------------------  -----------------     Excess    Retained  Comprehensive  --------------------  Comprehensive
                      Shares    Amount    Shares   Amount     of Par     Deficit      Income       Shares     Amount      Income
                    ----------  ------  ---------  ------  -----------  --------  -------------  ----------  --------  -------------
Balance at
   June 30, 2005    16,575,349   $166   2,137,883    $21     $57,065    $(7,632)      $2,332     (3,802,666) $(12,721)

Net income for the
   nine months
   ended March 31,
   2006                                                                   4,321                                             $4,321

Translation
   adjustment                                                                           (917)                                 (917)

Unrealized gain on
   available-for-
   sale
   securities, net
   of tax                                                                                201                                   201

Deferred stock
   based compen-
   sation                                                        330

Unrealized gain on
   forward
   contracts, net
   of tax                                                                                 12                                    12
                                                                                                                            ------
Comprehensive
   Income                                                                                                                   $3,617
                                                                                                                            ======

Conversion of
   Shares               51,625            (51,625)

Shares issued
   under Stock
   Option Plan          68,166      1                            126
                    ----------   ----   ---------    ---     -------    -------       ------     ----------  --------
Balance at
   March 31, 2006   16,695,140   $167   2,086,258    $21     $57,521    $(3,311)      $1,628     (3,802,666) $(12,721)
                    ==========   ====   =========    ===     =======    =======       ======     ==========  ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           For the nine months ended
                                                                   March 31,
                                                           -------------------------
                                                               2006         2005
                                                             --------   -----------
Cash flows from operating activities:
Net income                                                   $ 4,321      $ 3,016
      Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                            1,053        1,210
      Accrued retirement pay                                     600          173
      Provision for losses on accounts receivable                 74           76
      Stock compensation expense                                 332           --
      Write off of fixed assets                                   55           80
      Restructuring charges                                       --         (338)
      Deferred income taxes                                       57            5
      Changes in assets and liabilities:
         Accounts and notes receivable                        (3,352)       1,646
         Inventories                                          (1,221)       1,651
         Prepaid expenses and other                                4        2,001
         Other assets                                            443         (430)
         Customer deposits                                     1,775          631
         Accrued compensation                                   (487)        (633)
         Payments against restructuring charges                   --         (469)
         Accounts and notes payable, trade                     1,367       (1,303)
         Income taxes payable                                    608       (1,373)
         Accrued and withheld taxes                             (523)        (286)
         Other accounts payable and accrued liabilities         (924)        (457)
         Interest payable                                        (37)         (95)
                                                             -------      -------
            Net cash provided by operating activities          4,145        5,105
                                                             -------      -------

Cash flows from investing activities:
   Additions of property, plant and equipment                   (630)        (473)
   Additions of patents and trademarks                          (296)        (498)
                                                             -------      -------
      Net cash (used) by investing activities                   (926)        (971)
                                                             -------      -------
Cash flows from financing activities:
   Long-term and short-term debt borrowings                      899           --
   Long-term and short-term debt repayments                   (2,230)      (5,234)
   Principal payments under capital lease obligations            (74)         (93)
   Payment of debt financing costs                                --         (259)
   Other long-term liabilities                                    (6)          54
   Proceeds of stock option exercise                             127           48
                                                             -------      -------
      Net cash (used) by financing activities                 (1,284)      (5,484)
                                                             -------      -------
Effects of exchange rate changes                                (319)         379
                                                             -------      -------
Net increase in cash and cash equivalents                      1,616         (971)
Cash and cash equivalents at beginning of period              15,443       12,008
                                                             -------      -------
Cash and cash equivalents at end of period                   $17,059      $11,037
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                   For the nine months
                                     ended March 31,
                                   -------------------
                                      2006     2005
                                     ------   ------
Cash paid during the period for:
   Interest                          $  840   $2,080
   Income taxes                      $1,921   $3,286

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


     The FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155") and Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140") ("SFAS 156") during February and March 2006, respectively. SFAS 155 and SFAS 156 are effective for fiscal years beginning after September 15, 2006. The subject matter and underlying accounting requirements for these statements is generally not applicable to any of the Company's existing business or financing operations. Accordingly, it is anticipated that SFAS 155 and 156 will have no impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - LONG TERM DEBT:

     Effective July 1, 2005, the Company amended its primary source of outside financing, the revolving credit agreement with Maple Bank GmbH (the "Credit Agreement"). Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Euribor rate (as defined in the Credit Agreement) plus (i) 3.375%, (5.125% for the period ended March 31, 2005) for loans denominated in U.S. Dollars or (ii) 3.775% (5.525% for the period ended March 31, 2005) for loans denominated in Euros. The Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple Bank would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur.

                                                                  (IN THOUSANDS)
                                                    -----------------------------------------
                                                       MARCH 31, 2006        JUNE 30, 2005
                                                    -------------------   -------------------
                                                    CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                    -------   ---------   -------   ---------
Revolving Credit Facility due October 1, 2008,
   interest rate 5.525% plus three-month
   euribor rate (2.153% at June 30) .............    $   --    $    --     $   --    $11,504
Revolving Credit Facility due October 1, 2008,
   interest rate 3.775% plus three-month
   euribor rate (2.637% at March 31) ............        --      9,976         --         --
Term loan payable by foreign subsidiary
   due September 2008, interest rate 1.81%(a) ...       282        425         --         --
Term Loan payable by foreign subsidiary
   due December 8, 2006, interest rate 1.5% .....       850         --        902        450
Note payable by foreign subsidiary
   through 2008, interest rate 5.95% ............       116        173        115        259
Note payable by foreign subsidiary
   through February 2007, interest rates
   ranging from 4.58% to 4.67% ..................        --         --         16         10
                                                     ------    -------     ------    -------
                                                     $1,248    $10,574     $1,033    $12,223
                                                     ======    =======     ======    =======

(a) Yen 100,000,000 3-year term loan (approximately $882,000). Quarterly principal payments of Yen 8,333,000, interest rate at Tokyo Inter Bank offered rate (TIBOR) plus .075%. The Company entered into an interest rate swap that converts variable rate payable on the loan to fixed rate of 1.81% and has the same maturity date as the term loan.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $36,094,000, including $30,000,000 available under the Credit Agreement. As of March 31, 2006, the Company had $17,533,000 outstanding under these credit facilities, including $13,138,000 (including letters of credit) under the Credit Agreement.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share include 840,000 and 702,000 of potentially dilutive shares, respectively, for the three and nine months ended March 31, 2006 and 363,000 and 420,000 of potentially dilutive shares, respectively, for the three and nine months ended March 31, 2005. Outstanding options to purchase 179,000 and 841,000 shares of the Company's common stock for the nine months ended March 31, 2006 and 2005, respectively, are not included in the above calculation to compute diluted net income per share as their exercise prices exceeded the current market value of these shares.

NOTE 5 -OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("AOCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets. AOCI consists of the following:

                                                (in thousands)
                                        ------------------------------
                                        March 31, 2006   June 30, 2005
                                        --------------   -------------
                                                  (Unaudited)
Cumulative translation adjustments          $1,484          $2,407
Unrealized gain on investments,
   net of tax                                  241              40
Unrealized loss on forward
   contracts, net of tax                       (23)            (35)
Minimum pension liability, net of tax          (74)            (80)
                                            ------          ------
                                            $1,628          $2,332
                                            ======          ======

NOTE 6 - INVENTORIES:

     Inventories consist of the following:

                         (in thousands)
                 ------------------------------
                 March 31, 2006   June 30, 2005
                 --------------   -------------
                           (Unaudited)
Raw materials        $11,656         $11,453
In process             4,824           4,409
Finished goods         7,129           6,893
                     -------         -------
                     $23,609         $22,755
                     =======         =======

     Foreign currency translation effects decreased inventories by $367 from June 30, 2005 to March 31, 2006.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS:

     The changes in the carrying amount of goodwill for the nine months ended March 31, 2006 are as follows:

                                            (in thousands)
                                  ---------------------------------
                                    Gross                     Net
                                  Carrying   Accumulated      Book
                                   Amount    Amortization    Value
                                  --------   ------------   -------
Balance as of July 1, 2005        $14,378       $3,456      $10,922
Effects of currency translation      (510)        (154)        (356)
                                  -------       ------      -------
Balance as of March 31, 2006      $13,868       $3,302      $10,566
                                  =======       ======      =======

Intangible assets subject to amortization are comprised of the following:

                                           (in thousands)
                         -------------------------------------------------
                           As of March 31, 2006      As of June 30, 2005
                         -----------------------   -----------------------
                           Gross                     Gross
                         Carrying    Accumulated   Carrying    Accumulated
Intangible Assets:        Amount    Amortization    Amount    Amortization
------------------       --------   ------------   --------   ------------
Patents and trademarks    $7,412       $4,856       $7,120       $4,559
Other                        898          711          937          746
                          ------       ------       ------       ------
Total                     $8,310       $5,567       $8,057       $5,305
                          ======       ======       ======       ======

     Amortization expense associated with these intangible assets was $118 and $360, respectively, for the three and nine months ended March 31, 2006 and $102 and $348, respectively for the three and nine months ended March 31, 2005. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 8 - PENSION AND OTHER POST-RETIREMENT BENEFITS:

     The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans for the three and nine months ended March 31, 2006 and 2005:

                                                      (in thousands)
                                        ------------------------------------------
                                          Pension Benefits       Pension Benefits
                                        For the three months   For the nine months
                                           ended March 31,       ended March 31,
                                        --------------------   -------------------
                                            2006   2005            2006   2005
                                            ----   ----            ----   ----
Service cost                                $64    $67             $192   $201
Interest cost                                12     15               36     45
Expected return on plan assets               (4)    (1)             (12)    (3)
Amortization of transition obligation         3      3                9      9
Amortization of net actuarial gain           (3)    --               (9)    --
                                            ---    ---             ----   ----
Net periodic benefit cost                   $72    $84             $216   $252
                                            ===    ===             ====   ====

     During the nine months ended March 31, 2006 and 2005 the Company made contributions to the plans of $307 and $173, respectively.

NOTE 9 - STOCK BASED COMPENSATION PLANS:

     Effective July 1, 2005 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123(R)) "Share Based Payment". The statement focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company had previously accounted for its stock option plans under the recognition and measurement principals of APB 25. As all previously issued stock option awards granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation costs related to stock option grants were reflected in net income. The effect of initially applying SFAS 123(R) is recognized as of the effective date using a modified prospective method. Under the modified prospective method the Company recognized stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted in prior years. Option awards, which when exercised would represent newly issued shares, are generally granted with an exercise price equal to the market price at the date of grant; generally vest in three equal annual installments commencing on the second anniversary date of grant and have ten year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model at the grant date.

     The following table illustrates the effect on net income and income per share applying the fair value recognition provisions of SFAS 123 (R) for the three and nine months ended March 31, 2006 and as if the fair value recognition provisions had been applied for the three and nine months ended March 31, 2005:

                                                                (in thousands, except share
                                                                    and per share data)
                                                          --------------------------------------
                                                          Three months ended   Nine months ended
                                                               March 31,           March 31,
                                                              (Unaudited)         (Unaudited)
                                                          ------------------   -----------------
                                                            2006     2005        2006     2005
                                                           ------   ------      ------   ------
Net income, as reported                                    $1,745   $1,509      $4,321   $3,016
Add: stock-based employee
   compensation included in reported
   net income, net of related tax
   effects (pre-tax $153K for three months,
   $256K pre-tax for nine months)                             101       --         169       --
Deduct: Total stock-based employee compensation expense
   determined as if the fair value based method was
   used for all years presented                              (101)     (13)       (169)     (39)
                                                           ------   ------      ------   ------
Pro forma net income                                       $1,745   $1,496      $4,321   $2,977
                                                           ======   ======      ======   ======
Income per share:
   Basic - as reported                                     $ 0.12   $ 0.10      $ 0.29   $ 0.20
                                                           ======   ======      ======   ======
   Diluted - as reported                                   $ 0.11   $ 0.10      $ 0.28   $ 0.20
                                                           ======   ======      ======   ======
   Basic - pro forma                                       $ 0.12   $ 0.10      $ 0.29   $ 0.20
                                                           ======   ======      ======   ======
   Diluted - pro forma                                     $ 0.11   $ 0.10      $ 0.28   $ 0.20
                                                           ======   ======      ======   ======

     In November 2005, shareholders approved the Company's 2005 Equity Compensation Plan which allows for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, tandem stock appreciation rights, restricted stock and restricted stock units for up to 1,200,000 shares of Class A common stock.

     At March 31, 2006, the aggregate number of shares available for future grants under all the Company's share-based compensation plans is 1,495,667.

Stock Options:

     The following table summarizes stock option activity under the plans for the nine months ended March 31, 2006:

                                                        THE 1986 PLAN                                THE 1990 PLAN
                                        --------------------------------------------  -------------------------------------------
                                                                          WEIGHTED                                     WEIGHTED
                                                                           AVERAGE                                      AVERAGE
                                                             OPTION         PRICE                         OPTION         PRICE
                                                              PRICE     ------------                       PRICE     ------------
                                        CLASS A   CLASS B     RANGE       A      B    CLASS A  CLASS B     RANGE       A      B
                                        -------  --------  -----------  -----  -----  -------  -------  -----------  -----  -----
Excercisable at June 30, 2005.........  183,000   105,000               $4.21  $6.72   8,055       945               $4.40  $5.48
Granted...............................
Canceled..............................  (97,000) (105,000) $3.00-$5.62  $5.28  $6.72  (2,694)     (306) $5.50-$6.68  $5.50  $6.88
Exercised.............................   (5,000)                 $3.00  $3.00
Outstanding at March 31, 2006.........   81,000         0        $3.00  $3.00          5,361       639  $2.56-$6.41  $3.84  $4.81
Exercisable at March 31, 2006.........   81,000         0        $3.00  $3.00          5,361       639  $2.56-$6.41  $3.84  $4.81
Available for future option grants at
   March 31, 2006.....................        0         0                                  0         0
                                        =======  ========                             ======      ====

                                                  THE 1996 PLAN                                THE 1998 PLAN
                                   -------------------------------------------  -------------------------------------------
                                                                     WEIGHTED                                    WEIGHTED
                                                                      AVERAGE                                     AVERAGE
                                                          OPTION       PRICE                         OPTION        PRICE
                                                          PRICE     ----------                       PRICE     ------------
                                    CLASS A   CLASS B     RANGE       A     B   CLASS A  CLASS B     RANGE       A      B
                                   ---------  -------  -----------  -----  ---  -------  -------  -----------  -----  -----
Outstanding at June 30, 2005.....  1,275,667           $0.58-$5.50  $2.36        39,000           $1.13-$5.50  $2.48  $0.00
Granted..........................    105,000                 $4.49  $4.49
Canceled.........................    (10,500)          $1.05-$5.50  $2.32
Exercised........................    (63,166)          $0.82-$3.19  $1.75
Outstanding at March 31, 2006....  1,307,001           $0.58-$5.50  $2.54        39,000           $1.13-$5.50  $2.48
Exercisable at March 31, 2006....    567,153           $0.58-$5.50  $2.03        39,000           $1.13-$5.50  $2.48
Available for future option
   grants at March 31, 2006......    439,333      0                                   0      0
                                   =========    ===                              ======    ===

     The fair value of option awards granted during fiscal year 2006 is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions: expected volatility 56.14%, expected dividend yield 0%, expected life (in years) 5 and risk free interest rate 4.7%.

     The total intrinsic value of options exercised during the three and nine months ended March 31, 2006 was $82,000 and $185,000 respectively.

     The shares under option at March 31, 2006 were in the following exercise price ranges:

                    OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------   -----------------------------------------
                                   WEIGHTED       WEIGHTED      NUMBER     WEIGHTED       WEIGHTED
   RANGE OF       NUMBER OF         AVERAGE        AVERAGE        OF        AVERAGE        AVERAGE
   EXERCISE      OUTSTANDING       REMAINING      EXERCISE   EXERCISABLE   EXERCISE       REMAINING
    PRICES         OPTIONS     CONTRACTUAL LIFE     PRICE      OPTIONS       PRICE    CONTRACTUAL LIFE
--------------   -----------   ----------------   --------   -----------   --------   ----------------
$0.58 -- $3.75    1,254,004        6.9 years        $2.26      619,156       $1.79        5.3 years
$3.88 -- $6.88      178,997        7.0 years        $4.90       73,997       $5.49        2.9 years

     The aggregate intrinsic value of outstanding and exercisable options at March 31, 2006 was $5,221,000 and $2,806,000, respectively. Total unrecognized compensation costs related to non-vested stock option awards at March 31, 2006 is $765,000 and is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock:

     During the quarter ended December 31, 2005, the Company granted 143,666 restricted shares/units of common stock, which are restricted for three years from date of grant. The market value of the common stock at the date of grant was $3.79 per share. Compensation expense of approximately $46,000 and $76,000, respectively, was recognized during the three and nine months ended March 31, 2006.

NOTE 10 - CUSTOMERS:

     During the three and nine months ended March 31, 2006, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 17% of the Company's net sales for each of the three and nine months ended March 31, 2006 and approximately 17% of the Company's net sales for each of the three and nine months ended March 31, 2005.

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

                                          (in thousands)
                                         Warranty Amount
                                        -----------------
                                          2006      2005
                                        -------   -------
Warranty reserve at June 30             $ 2,840   $ 2,714
Additional warranty expense accruals      2,610     3,215
Payments against reserve                 (2,685)   (3,343)
Effects of currency rate fluctuations       (18)      144
                                        -------   -------
Warranty reserve at March 31            $ 2,747   $ 2,730
                                        =======   =======

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers and (vii) competitive market influences. Additional factors are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on

Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes during the nine months ended March 31, 2006.

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

     For the three and nine months ended March 31, 2006 net sales were $45,447,000 and $131,918,000, respectively, representing approximately a 4% and 6% improvement, respectively, over the previous year's corresponding period as reported. During the three and nine month periods, increases in revenue were attributable to the steady and stable growth in worldwide printing markets which has increased demand for the products supplied by the Company. In addition, improved relationships with customers and acceptance of the Company's products by end users has lead to an increase in the Company's market share for accessories and controls.

     For the three and nine months ended March 31, 2006 gross margins remained strong at approximately 33%. Versus the prior year's corresponding quarterly period, margins of 33% were reported while increasing approximately 2% for the nine months ended March 31, 2006 versus the nine months period ended March 31, 2005. The increase in gross profit margins is attributable to the increased sales volume noted above, favorable overhead absorption, and lower technical service and warranty costs.

     Operating income increased to approximately 6% of sales for the three and nine months ended March 31, 2006 versus 6% and 4% for the three and nine month periods ended March 31, 2005, primarily as a result of the increased revenue and improved gross margins.

     In addition, the Company reduced its interest expense in both the three and six months ended March 31, 2006 versus the previous year's corresponding periods as a result of lower average debt levels and reduced interest rates. Lower royalty income has been recognized in the quarter and nine month periods ended March 31, 2006 as patents which provided the income stream expired in February 2005.

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

CONSOLIDATED RESULTS

NET SALES

     Net sales for the three months ended March 31, 2006 increased by $1,774,000, or 4.1%, to $45,447,000 from $43,673,000 for the three months ended
March 31, 2005. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $3,716,000 in the current period, otherwise, net sales would have increased by $5,490,000 or 12.5%.

     The net sales increase (adjusted for currency effects) reflects higher sales volumes in Europe $4,574,000 and the Americas $2,232,000 partially offset by lower revenues in Asia $1,316,000. In Europe, the increase in demand for the Company's products has been driven by an improving printing equipment market and further integration of Baldwin equipment into OEM printing presses. Demand for the Company's cleaning and spray dampening systems in the newspaper markets primarily account for the increased revenue. In the Americas increased demand in the commercial market for cleaning and spray dampening systems increased shipments in the U.S. Partially offsetting these improvements were lower revenues in Asia, primarily due to softness in the Japanese commercial printing market.

GROSS PROFIT

     Gross profit for the three months ended March 31, 2006 was $15,063,000 (33.1% of net sales) as compared to $14,441,000 (31.3% of net sales) for the three months ended March 31, 2006, an increase of $622,000 or 4.3%. Currency rate fluctuations decreased gross profit by $1,349,000 in the current period. Excluding the effects of currency rate fluctuations, gross profit would have increased by $1,971,000. This increase primarily reflects the improved sales volumes and related favorable cost absorption, which more than offset higher direct labor and material costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $8,606,000 (18.9% of net sales) for the three months ended March 31, 2006 as compared to $8,241,000 (18.9% of net sales) for the same period in the prior fiscal year, an increase of $365,000 or 4.4%. Currency rate fluctuations decreased these expenses by $529,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $894,000. Selling expenses increased by $643,000. This increase is mainly due to higher commissions, trade show, advertising and subcontractor costs in the current year period. General and administrative expenses increased by $251,000. This increase is primarily due to higher accruals related to deferred compensation, stock option and restricted stock plans, tax, audit and investor relation fees partially offset by lower insurance accruals.

ENGINEERING AND DEVELOPMENT EXPENSES

     Engineering and development expenses decreased by $567,000 over the three months ended March 31, 2006. Currency rate fluctuations decreased these expenses by $314,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $253,000 in the current period. This decrease relates primarily to lower product management costs in Japan. As a percentage of net sales, engineering and development expenses decreased to 7.9% for the three months ended March 31, 2006 compared to 9.4% for the same period in the prior fiscal year.

RESTRUCTURING

     The Company released previously established restructuring charges of $338,000 related to expenses avoided by relocation of its corporate offices to a new facility for the three months ended March 31, 2005.

INTEREST AND OTHER

     Interest expense for the three months ended March 31, 2006 was $256,000 as compared to $462,000 for the three months ended March 31, 2005. Currency rate fluctuations decreased interest expense by $36,000 in the current period. Otherwise, interest expense would have decreased by $170,000. This decrease was primarily due to lower interest rates in effect for the three months ended March 31, 2006 as a result of the amended credit agreement with Maple Bank GmbH and lower deferred debt financing cost amortization during the period associated with the Maple loan. Interest income amounted to $31,000 and $26,000 for the three months ended March 31, 2006 and 2005, respectively.

     Net royalty income for the three months ended March 31, 2005 was $280,000 as compared to $0 for the three months ended March 31, 2006. The decrease in royalty income in the current period is due to the expiration of a significant group of patents in February 2005, which were the source of the royalty income.

     Other income (expense), net amounted to income of $43,000 for the three months ended March 31, 2006 compared to income of $95,000 for the three months ended March 31, 2005. Other income (expense), net, for the three months ended March 31, 2006 and 2005, respectively, includes: net foreign currency transaction gains (losses) of $5,000 and $123,000 attributable to currency fluctuations.

INCOME TAXES

     The Company recorded an income tax provision of $993,000 for the three months ended March 31, 2006 as compared to $864,000 for the three months ended March 31, 2005. The effective tax rate of 36.3% for the three months ended March 31, 2006 and March 31, 2005 differs from the statutory rate and is impacted by taxable income in higher tax jurisdictions in which tax loss carry-forwards were not available and no tax benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Additionally, the quarter ended March 31, 2006 was negatively impacted by several discrete items totaling approximately $200,000 while the quarter ended March 31, 2005 benefited from the reversal of net $400,000 of previously recorded contingency reserves which during the quarter were deemed to be no longer probable.

NET INCOME

     The Company's net income amounted to $1,745,000 for the three months ended March 31, 2006, compared to a net income of $1,509,000 for the three months ended March 31, 2005. Currency rate fluctuations increased net income by $271,000 in the current period. Net income per share amounted to $0.12 basic and $0.11 diluted for the three months ended March 31, 2005, as compared to a net income per share of $0.10 basic and diluted for the three months ended March 31, 2005.

NINE MONTHS ENDED MARCH 31, 2006 VS. NINE MONTHS ENDED MARCH 31, 2005

CONSOLIDATED RESULTS

NET SALES

     Net sales for the nine months ended March 31, 2006 increased by $7,016,000, or 5.7%, to $131,918,000 from $124,902,000 for the nine months ended March 31, 2005. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $7,490,000 in the current period; otherwise, net sales would have increased by $14,506,000 or 11.6%.

     The net sales increase (adjusted for currency effects) reflects increased sales in Europe, $11,794,000. Improving printing equipment market conditions coupled with increased sourcing to selected OEMs, particularly in Germany, has increased demand for the Company's water systems and web controls in the commercial market and cleaning and spray dampening systems in the newspaper market. Additionally, higher shipments of cleaning and spray dampening systems in the newspaper markets increased revenue in Europe. In the Americas, particularly the U.S., sales increased $4,856,000. This increase was primarily driven by higher demand in the commercial market for cleaning systems. In Asia, particularly Japan, net sales decreased $2,149,000 as softness in the Japanese commercial and newspaper markets were partially offset by the market served by the Company's Australian subsidiary.

GROSS PROFIT

     Gross profit for the nine months ended March 31, 2006 was $43,905,000 (33.3% of net sales) as compared to $39,239,000 (31.4% of net sales) for the nine months ended March 31, 2005, an increase of $4,666,000 or 11.9%. Currency rate fluctuations decreased gross profit by $2,800,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have increased by $7,467,000. Gross profit as a percentage of net sales increased primarily as a result of the higher sales volumes noted above, favorable sales mix, favorable cost absorption associated with the higher volume coupled with lower service and warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $25,331,000 (19.2% of net sales) for the nine months ended March 31, 2006 as compared to $23,156,000 (18.5% of net sales) for the same period in the prior fiscal year, an increase of $2,175,000 or 9.4%. Currency rate fluctuations decreased these expenses by $1,104,000 in the current period. Otherwise, selling, general and administrative expenses would have increased by $3,279,000. Selling expenses increased by $1,099,000. This increase is primarily driven by increased business activity and reflects increased travel costs, commissions, and trade show expenses. General and administrative expenses increased by $2,180,000 primarily due to increased incentive compensation accruals ( including stock option and restricted stock plans) , vesting associated with deferred compensation plans, and higher outside consulting services primarily for Sarbanes-Oxley Act of 2002 implementation, tax audit and other financial services

ENGINEERING AND DEVELOPMENT EXPENSES

     Engineering and development expenses decreased $191,000 over the same period in the prior fiscal year. Currency rate fluctuations decreased these expenses by $687,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $497,000 in the current period. This increase related primarily to higher employee compensation and related costs associated with product management activities. As a percentage of net sales, engineering and development expenses remained at approximately 9.0% for the nine months ended March 31, 2006 and March 31, 2005.

RESTRUCTURING

     The Company released restructuring reserves of $338,000 for the nine months ended March 31, 2005. The release relates to costs avoided by relocation of the company's corporate office.

INTEREST AND OTHER

     Interest expense for the nine months ended March 31, 2006 was $803,000 as compared to $1,985,000 for the nine months ended March 31, 2005. Currency rate fluctuations decreased interest expense by $72,000 in the current period. Otherwise, interest expense would have decreased by $1,110,000. This decrease reflects lower average debt over the period of approximately $8,000,000 versus the period ended March 31, 2005 coupled with lower interest rates in effect for the nine months ended March 31, 2006 as a result of the amended credit agreement with Maple, and lower deferred debt financing cost amortization. Interest income amounted to $92,000 and $79,000 for the nine months ended March 31, 2006 and 2005, respectively.

     Net royalty income for the nine months ended March 31, 2006 was $200,000 as compared to $1,797,000 for the nine months ended March 31, 2005. The decrease relates to the expiration of a group of patents in February 2005 that provided the royalty income stream.

     Other income (expense), net amounted to expense of $36,000 for the nine months ended March 31, 2006 compared to income of $29,000 for the nine months ended March 31, 2005.

Other income (expense), net, for the nine months ended March 31, 2006 and 2005, respectively, included: net foreign currency transaction gains (losses) of ($115,000) and $16,000.

INCOME TAXES

     The Company recorded an income tax provision of $2,571,000 for the nine months ended March 31, 2006 as compared to $1,941,000 for the nine months ended March 31, 2005. The effective tax rate of 37.3% for the nine months ended March 31, 2006 and 39.2 % for the nine months ended March 31, 2005 differs from the statutory rate and is impacted by taxable income in higher tax jurisdictions in which tax loss carry-forwards were not available and no tax benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. Additionally, the nine months ended March 31, 2006 was negatively impacted by several discrete items totaling approximately $100,000 while the nine months ended March 31, 2005 included the reversal of net $400,000 of previously recorded contingency reserves which during the quarter were deemed to be no longer probable. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustment was determined to be required. In particular, the Company is monitoring positive earnings trends and other positive evidence in the U.S., U.K., and France to determine if such trends could possibly require a reversal of valuation allowances.

NET INCOME

     The Company's net income amounted to $4,321,000 for the nine months ended March 31, 2006, compared to $3,016,000 for the nine months ended March 31, 2005. Currency rate fluctuations decreased net income by $483,000 in the current period. Net income per share amounted to $0.29 basic and $0.28 diluted for the nine months ended March 31, 2006, as compared to net income per share of $0.20 basic and diluted for the nine months ended March 31, 2005.

                LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 2006

     Cash flows from operating, investing and financing activities, as reflected in the nine months ended March 31 in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                2006          2005
                                            -----------   -----------
Cash provided by (used for):
Operating activities                        $ 4,145,000   $ 5,105,000
Investing activities                           (926,000)     (971,000)
Financing activities                         (1,284,000)   (5,484,000)
Effect of exchange rate changes on cash        (319,000)      379,000
                                            -----------   -----------
Net increase in cash and cash equivalents   $ 1,616,000   $  (971,000)
                                            ===========   ===========

     Cash provided by operating activities decreased $960,000 during the nine months ended March 31, 2006 versus the prior year period. Timing of collections of notes receivable and increases in inventory levels primarily account for the decline. Asset management continues to be a management focus as accounts receivable days sales outstanding has remained flat period over period at 55 days. Inventory turns have improved to 5.2 times in FY 2006 vs. 4.9 times in FY 2005.

     The Company utilized $926,000 and $971,000 for investing activities for the nine months ended March 31, 2006 and 2005 respectively, for additions to property, plant and equipment and patents and trademarks.

     During the quarter ended September 30, 2005 the Company obtained a three-year term loan with Mizuho Bank in the amount of YEN 100,000,000, approximately $882,000 U.S. dollars which matures in September 2008. This term loan is subject to quarterly principal payments of YEN 8,333,000 and bears interest at the Tokyo Inter Bank Offered Rate ("TIBOR") plus 0.75%. Concurrently, the Company entered into an interest swap agreement with maturity the same as the credit facility with Mizuhao Bank which effectively converted the variable rate debt into fixed rate with an interest rate of 1.81%.

     Effective July 1, 2005, the Company amended its primary source of outside financing, the revolving credit agreement with Maple Bank GmbH (the "Credit Agreement"). Borrowings under the amended credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Euribor rate (as defined in the Credit Agreement) plus (i) 3.375% (5.125% for the period ended March 31, 2005) for loans denominated in U.S. Dollars or (ii) 3.775% (5.525% for the period ended March 31, 2005) for loans denominated in Euros. The Credit Agreement does not require the Company to meet any financial covenants, except for the limitation on annual capital expenditures; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. Management also expects that as a result of the aforementioned amendment and full amortization of debt financing costs during fiscal year 2005 interest expense for the full year ending June 30, 2006 will be approximately $1,400,000 lower than for fiscal year ended June 30, 2005.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $36,094,000, including $30,000,000 available under the Maple Credit Agreement. As of March 31, 2006, the Company had $17,533,000 outstanding under these credit facilities with $13,138,000 (including letters of credit) under the Maple Credit Agreement. Additionally, in April 2006 the Company further reduced its debt with Maple with a payment of approximately $1,200,000.

     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the Maple Credit Agreement.

     At March 31, 2006 and June 30, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company's contractual obligations at March 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                  Fiscal Years ending June 30,
                                             -------------------------------------------------------------------
                                             Total at                                                    2011
                                              March                                                       and
                                             31, 2006    2006*    2007     2008      2009     2010    thereafter
                                             --------   ------   ------   ------   -------   ------   ----------
Contractual Obligations:
Loans payable                                 $ 2,549   $2,549   $   --   $   --   $    --   $   --     $   --
Capital lease obligations                         137       15       46       32        24        9         11
Long-term debt                                 11,822      524      823      399    10,076       --         --
Non-cancelable operating lease obligations     24,647    1,277    6,111    3,366     2,502    1,550      9,841
Interest expense (1)                            2,189      275      861      861       192       --         --
                                              -------   ------   ------   ------   -------   ------     ------
Total contractual cash obligations            $41,344   $4,640   $7,841   $4,658   $12,794   $1,559     $9,852
                                              =======   ======   ======   ======   =======   ======     ======

* Includes only the remaining three months of the fiscal year ending June 30, 2006.

(1) the anticipated future interest payments are based on the Company's current indebtedness and interest rates at March 31, 2006, with consideration given to debt reduction as the result of expected payments.

IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes during the three and nine months ended March 31, 2006.

ITEM 4: CONTROLS AND PROCEDURES:

     The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the Company's fiscal quarter March 31, 2006, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

     Information regarding risk factors appears in Exhibit 99 filed with the Company's Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There was no activity under the Company's stock repurchase program for the period ended March 31, 2006.

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

Dated: May 12, 2006