Form 10-Q/A
period 2005-12-31
BALDWIN TECHNOLOGY CO INC
filed 2006-09-27
CIK 805792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   Form 10-Q/A
                                (Amendment No. 1)

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

                                                                  YES [ ] NO [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        Outstanding at
        Class          January 27, 2006
        -----          ----------------
Class A Common Stock
   $0.01 par value        13,017,647
Class B Common Stock
   $0.01 par value         1,935,419

EXPLANATORY NOTE

This Amendment No. 1 to the Baldwin Technology Company, Inc. (the "Company") Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 is being filed solely to amend Item 5 of Part II to include information that otherwise was required to be filed on Form 8-K under the heading "Item 1.01. Entry into a Material Definitive Agreement." Current Section 302 certifications of the Company's Principal Executive Officer and Principal Financial Officer required to be filed in support of this Amendment No. 1 have been executed as of the date of this Amendment No. 1 and are filed herewith as Exhibits 31.01 and 31.02.

                           PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 8, 2005, the Compensation Committee (the "Committee") of the Company's Board of Directors (the "Board") reviewed non-employee director compensation and recommended to the Board a revised annual compensation fee schedule for non-employee directors, which was approved by the Board on the same date. The revised fee schedule, which became effective January 1, 2006, as compared to the prior fee schedule, is as follows:

                        Baldwin Technology Company, Inc.
                               Board of Directors
                         Annual Compensation Comparison

                                                  Prior Fee    Revised Fee
                                                  Schedule       Schedule
                                                ------------   -----------
ANNUAL RETAINER                                    $16,000       $24,000

PER MEETING FEE                                    $1,000         $1,500

COMMITTEE CHAIR
   Audit Committee                               $1,000/qtr.   $1,000/qtr.
   Compensation Committee                         $500/qtr.     $500/qtr.
   Lead Director                                  $500/qtr.    $1,000/qtr.

STOCK-BASED AWARDS
   Annual grants with 3-year vesting schedule   5,000 shares*    $10,000**

*    Grants of Stock Options under the Company's 1996 Stock Option Plan.

** Grants of Restricted Stock (or Units) under the Company's 2005 Equity Compensation Plan.

The revised fee schedule was the result of an annual review undertaken by the Committee in accordance with its charter. The Committee was assisted in this process by the Company's Director of Human Resources, who provided recommendations based on studies and surveys from 2005, which were adopted by the Committee, based upon review of recent surveys of director compensation levels and practices by The Conference Board as well as a proxy analysis of board compensation levels for various companies with revenues comparable to that of the

Company. The changes in non-employee director compensation levels reflect an increased time commitment for directors during the past few years and current market practices.

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

                                        BALDWIN TECHNOLOGY COMPANY, INC.


                                        BY /s/ Vijay C. Tharani
                                           -------------------------------------
                                           Vijay C. Tharani
                                           Vice President, Chief Financial
                                           Officer and Treasurer

Dated: September 27, 2006