Form 10-K
period 2006-06-30
BALDWIN TECHNOLOGY CO INC
filed 2006-09-28
CIK 805792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006	Commission file number 1-9334

Baldwin Technology Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3258160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Trap Falls Road, Suite 402 Shelton, Connecticut (Address of principal executive offices)	06484 (Zip Code)

Registrant’s telephone number, including area code: 203-402-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock Par Value $.01	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on December 31, 2005, as reported by the American Stock Exchange on that date was $55,076,922.

Number of shares of Common Stock outstanding at June 30, 2006:

Class A Common Stock	13,746,013
Class B Common Stock	1,243,411

Total	14,989,424

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2006 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

CAUTIONARY STATEMENT — This Annual Report on Form 10-K may contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Baldwin Technology Company, Inc. (the “Company”) cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company’s forward-looking statements are set forth in Item 1A “Risk Factors” and Exhibit 99 to this Annual Report on Form 10-K for the year ended June 30, 2006.

PART I

Item 1.	Business

Baldwin Technology Company, Inc. (“Baldwin” or the “Company”) is a leading global manufacturer of accessories and controls for the printing and publishing industry. The Company offers its customers a broad range of products designed to enhance the quality, productivity and cost-efficiency of the print manufacturing process while addressing environmental concerns and safety issues. Baldwin’s products include cleaning systems, fluid management and ink control systems, web press protection systems and drying systems.

The Company sells its products both to printing press manufacturers who incorporate the Company’s products into their own printing press systems for sale to printers and publishers, as well as directly to printers and publishers to upgrade the quality and capability of their existing and new printing presses. The Company does not consider its business to be seasonal, however, customer order patterns and delivery schedules could cause revenue in select periods to fluctuate. The Company has product development and manufacturing facilities, and sales and service operations, in strategic markets worldwide.

Industry Overview

The Company defines its business as that of providing accessories and controls for the printing and publishing industry. The Company believes that as an independent company, it produces one of the most complete lines of accessories and controls products for this diverse industry.

The Company’s products are used by printers engaged in all commercial and newspaper printing processes including lithography, flexography and digital printing. The largest share of its business is in offset (lithographic) printing. Offset printing is the largest segment of the domestic and international printing market and is used primarily for general commercial printing as well as printing books, magazines, business forms, catalogs, greeting cards, packaging and newspapers. The Company’s products are designed to improve the printing process in terms of quality, the environment, safety, productivity and reduction of waste.

While offset printing represents a significant segment of the U.S. printing industry, it is also the dominant technology in the international printing market. The Company believes that the future growth of its international markets will be attributable in part to the increased use of offset printing. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in these markets. Baldwin’s worldwide operations enable it to closely monitor market and new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing equipment requirements of specific local markets throughout the world.

Principal Products

The Company manufactures and sells many different products to printers and printing press manufacturers. Thus its product development efforts are focused on the needs of printers and the printing press manufacturers. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company’s net sales. As a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product’s acceptance by the printing industry increases and printers begin to specify certain of the Company’s products as part of their accessory and controls equipment package selected when ordering new printing presses. Historically, the Company’s products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company’s principal products generally range in unit price from under $100 to approximately $50,000. Baldwin’s principal products are described below:

Cleaning Systems.  The Company’s Cleaning Systems and related consumables products clean the cylinders of an offset press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner and Guide Roll Cleaner, all of which reduce paper waste, volatile organic compound (“VOC”) emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2006, 2005 and 2004, net sales of Cleaning Systems represented approximately 54.2%, 55.0% and 52.6% of the Company’s net sales, respectively.

Fluid Management Systems.  The Company’s Fluid Management Systems control the supply, temperature, cleanliness, chemical composition and certain other characteristics of the fluids used in the lithographic printing process. Among the most important of these products are the Company’s Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2006, 2005 and 2004, net sales of Fluid Management Systems represented approximately 23.4%, 23.2% and 23.2% of the Company’s net sales, respectively.

Other Accessory and Control Products.  The Company’s Web Press Protection Systems (web severers and web catchers), designed in response to the increasing number of web leads used in printing today’s colorful newspapers as well as to the growing demand for high speed commercial web presses, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company’s Ink Control Systems regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems, which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers and Gluing Systems. In the fiscal years ended June 30, 2006, 2005 and 2004, net sales of Other Accessory and Control Products represented approximately 22.4%, 21.8% and 24.2% of the Company’s net sales, respectively.

Worldwide Operations

The Company believes that it is one of the few manufacturers of accessories and controls for the printing and publishing industry, which has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia. The Company, as an international business, is subject to various changing competitive, economic, political, legal and social conditions. The Company currently has subsidiaries in 12 countries, and its results of operations may be adversely or positively affected by currency fluctuations. The results of the operations and financial positions of the Company’s subsidiaries outside of the United States are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company’s consolidated financial statements. The exchange rates between the currencies and the U.S. dollar may fluctuate substantially. Because the Company generates a significant percentage of its revenues and operating expenses in currencies other than the U.S. dollar, fluctuations in the value of the U.S. dollar against other currencies may have a material effect on the Company’s operating income. The Company’s results and financial condition are particularly affected by changes in the value of the U.S. dollar in relation to the euro, Japanese yen and Swedish krona. Since the Company’s foreign subsidiaries primarily manufacture, incur expenses and earn revenue in the local countries in which they reside, the impact from cross currency fluctuations is somewhat mitigated.

The following table sets forth the percentages of the Company’s net sales attributable to its geographic regions for the fiscal years ended June 30, 2006, 2005 and 2004:

	Years Ended June 30,
	2006	2005	2004

Americas	17.0%	14.0%	16.0%
Europe	51.0%	47.0%	45.5%
Asia	32.0%	39.0%	38.5%

Total	100.0%	100.0%	100.0%

In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries and a sales office in Brazil. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England, Italy and the Netherlands. In Asia, the Company operates through its subsidiaries in India, Japan, China and Australia. All of the Company’s subsidiaries are wholly owned except for two subsidiaries, one in which the Company holds a 90% interest, and another in which the Company holds an 80% interest.

Acquisition Strategy

As part of its growth strategy, the Company intends to investigate potential strategic acquisitions of companies and product lines in related business areas. This strategy would involve: (i) acquiring entities that will strengthen the Company’s position in the field of accessories and controls and related consumables for the printing and publishing industry and whose products can be sold through the Company’s existing distribution network; (ii) entering new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company’s manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company’s intention would be to integrate the processes and controls of the acquired company with those of the Company with a view towards enhancing sales, productivity and operating results.

Marketing, Sales and Support

Marketing and Sales.  While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 79 employees devoted to marketing and sales activities in its three principal worldwide markets and more than 150 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks to printing press manufacturers (“OEMs”), newspaper publishers, and commercial printers. For the fiscal year ended June 30, 2006, approximately 52% of the Company’s net sales were to OEMs and approximately 48% were directly to printers.

Support.  The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 79 service technicians, who are complemented by product engineers, to provide field service for the Company’s products on a global basis.

Backlog.  Backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders. The Company’s backlog was $49,200,000 as of June 30, 2006, $48,114,000 as of June 30, 2005 and $44,923,000 as of June 30, 2004.

Customers.  For the fiscal year ended June 30, 2006, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 18% of the Company’s net sales. The ten largest customers of Baldwin (including KBA) accounted for approximately 50%, 53% and 52%, respectively, of the Company’s net sales for the fiscal years ended June 30, 2006, 2005 and 2004. Sales of Baldwin’s products are not considered seasonal.

Engineering and Development

The Company believes its engineering and development, including research, efforts have been an important factor in establishing and maintaining its leadership position in the field of accessories and controls for the printing and publishing industry. The Company has won six Intertech Awards from the Graphic Arts Technical Foundation. The Intertech Award was established to recognize technologies that are predicted to have a major impact on the graphic communications industry, but is not yet in widespread use in the marketplace. Baldwin has devoted substantial efforts to adapt its products to almost all models and sizes of printing presses in use worldwide.

The Company has product development functions at several of its locations in addition to centers of competency for commercial printing located in Germany and for newspaper printing located in Sweden. The Company believes that this approach to engineering and development has helped the Company to react quickly to meet the needs of its customers and coordinate the Company’s product development activities. The engineering and development organization focuses attention on opportunities within the respective markets, while avoiding duplicative efforts within the Company.

Baldwin employs approximately 109 persons whose primary function is new product development, application engineering or modification of existing products. The Company’s total expenditures for engineering research and development for the fiscal years ended June 30, 2006, 2005 and 2004 were approximately 8.5%, 9.2% and 8.6% of the Company’s net sales in each fiscal year, respectively.

Patents

The Company owns a number of patents and patent applications relating to a substantial number of Baldwin’s products, and patented products represent a significant portion of the Company’s net sales for all periods presented. The Company’s patents expire at different times during the next twenty years; however, one group of patents, which provided the Company’s royalty income, expired in February 2005. The expiration of patents in the near future is not expected to have a material adverse effect on the Company’s net sales; however, royalty income and cash flows were negatively impacted by the expiration of the afore-mentioned group of patents. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

Manufacturing

The Company conducts its manufacturing operations through a number of operating subsidiaries. In North America, the Company has a manufacturing facility in Kansas. In Europe, the Company has subsidiaries with manufacturing and assembly facilities in Germany and Sweden. In Asia, Baldwin has manufacturing and assembly facilities in India and Japan.

In general, raw materials required by the Company can be obtained from various sources in the quantities desired. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier. In addition, the Company uses various subcontractors to provide required services, but is not dependent on any individual subcontractor.

The nature of the Company’s operations is such that there is little, if any, negative effect upon the environment, and the Company has not experienced any substantive problems in complying with environmental protection laws and regulations.

Competition

Within the diverse market for accessories and controls for the printing and publishing industry, the Company produces and markets what it believes to be the most complete line of accessories and controls. Numerous companies, including vertically integrated printing press manufacturers, manufacture and sell products which compete with one or more of the Company’s products. The printing press manufacturers generally have larger staffs and greater financial resources than the Company.

The Company competes by offering customers a broad technologically advanced product line, coupled with a well-known reputation for the reliability of its products and its commitment to service and after-sale support. The Company’s ability to compete effectively in the future will depend upon the continued reliability of its products, after-sale support, its ability to keep its market position with new proprietary technology and its ability to develop new products which meet the demands of the printing and publishing industry.

Employees

At June 30, 2006, the Company employed 513 persons (plus 38 temporary and part-time employees); of which 182 are production employees, 79 are marketing, sales and customer service employees, 188 are research, development, engineering and technical service employees and 64 are management and administrative employees. In Europe, some employees are represented by various unions under contracts with indefinite terms: in Sweden, approximately 20 of the Company’s 80 employees are represented by either Ledarna (SALF), Metall, or Svenska Industritjanstemanna Forbundet unions; in Germany, approximately 40 of the Company’s 192 employees are represented by the IG Metall (Metalworker’s Union). The Company considers relations with its employees and with its unions to be good.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents that the Company files with the SEC are risks that should be considered in evaluating the Company’s Common Stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables affecting the Company’s operating results, the Company’s past financial performance should not be considered an indicator of future performance.

Company Risk

Intellectual property and proprietary technology is important to the continued success of the Company’s business.  Failure to protect or defend this proprietary technology may impair the Company’s competitive position. The Company’s success and ability to compete depend to a certain extent on the Company’s proprietary technology since that is one of the methods by which the Company persuades customers to buy its products, both present and future. The Company currently relies on copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect proprietary technology. The Company may have to engage in litigation to protect patents and other intellectual property rights, or to determine the validity or scope of the proprietary rights claimed by others. This kind of litigation can be time-consuming and expensive, regardless of whether the Company wins or loses. Because it is important to the Company’s success that the Company is able to prevent competitors from copying the Company’s innovations, the Company will usually continue to seek patent and trade secret protection for the Company’s technologies. The process of seeking patent protection can be long and expensive and the Company cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient strength and scope to provide it with meaningful protection or commercial advantage. Further, others may develop technologies that are similar or superior to the Company’s technology or design around the Company’s patents. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with the Company’s employees, consultants and third parties. These agreements may be breached, and if they are, depending upon the circumstance, the Company may not have adequate remedies. In any case, others may come to know about the Company’s trade secrets in various ways. In addition, the laws of some countries in which the Company manufactures or sells products may not protect the Company’s intellectual property rights to the same extent as the laws of the United States.

Despite the Company’s efforts, intellectual property rights, particularly existing or future patents, may be invalidated, circumvented, challenged, rendered unenforceable or infringed or required to be licensed to others. Furthermore, others may develop technologies that are similar or superior to the Company’s, duplicate or reverse engineer the Company’s technology or design around patents owned or licensed by the Company. If the Company fails to protect technology so that others may use or copy it, the Company would be less able to differentiate its products and revenues could decline.

The Company’s operating results are subject to fluctuations from period-to-period, which could cause it to miss expectations about these results and, consequently, could adversely affect the trading price of the Company’s stock.  The results of the Company’s operations for any quarter are not necessarily indicative of results to be expected in future periods. The Company’s operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of factors such as increased competition in the printing equipment industry, the introduction and market acceptance of new technologies and standards, changes in general economic conditions and changes in economic conditions specific to the Company’s industry. Further, the Company’s revenues may vary significantly from quarter to quarter as a result of, among other factors, the timing of shipments by customers, changes in demand and mix of the Company’s products and consumables, and the timing of new product announcements and releases by the Company or its competitors.

The Company relies on subcontractors to help manufacture its products and if they are unable to adequately supply components and products, the Company may be unable to deliver products to customers on time or without defects.  The Company employs a number of unaffiliated subcontractors to manufacture components for the Company’s products. Because the Company relies on subcontractors, however, the Company cannot be sure that it will be able to maintain an adequate supply of components or products. Moreover, the Company cannot be sure that the components the Company purchases will satisfy the Company’s quality standards and be delivered on time. The Company’s business could suffer if it fails to maintain its relationships with its subcontractors or fails to develop sufficient alternative sources for its purchased components.

The Company’s business is subject to risks from international conditions.  A significant portion of the Company’s business is conducted internationally. Accordingly, future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, business and government spending patterns, and natural disasters. Because the Company generates revenues and expenses in various currencies, including the U.S. dollar, Euro, SEK and Yen, the Company’s financial results are subject to the effects of fluctuations of currency exchange rates. The Company cannot predict, however, when exchange or price controls or other restrictions on the conversion of foreign currencies could impact the Company’s business. Any or all of these factors could have an adverse impact on the Company’s business and results of operations.

The Company’s growth strategy may include licenses or acquisitions of technologies or businesses, which entail a number of risks.  As part of the Company’s strategy to grow the business, the Company may pursue licenses of technologies from third parties or acquisitions of complementary product lines or companies, and such transactions entail a number of risks. The Company may expend significant costs in investigating and pursuing such transactions, and such transactions may not be consummated. If such transactions are consummated, the Company may not be successful in integrating the acquired technology or business into the existing business to achieve the desired synergies. Integrating acquired technologies or businesses may also require a substantial commitment of the Company’s management’s time and attention. The Company may expend significant funds to acquire such technologies or businesses, and may incur unforeseen liabilities in connection with any acquisition of a technology or business. Any of the foregoing risks could result in an adverse effect on the Company’s business, results of operations and financial conditions.

The Company’s ability to maintain its competitive position depends to a certain extent on the efforts and abilities of its senior management and the ability to attract highly skilled employees.  The Company’s senior management possesses significant managerial, technical and other expertise in the printing industry. Their expertise would be difficult to quickly replace, and if the Company loses the services of one or more of its executive officers, or if one or more of them decided to join a competitor or otherwise compete directly or indirectly with the Company, the Company’s business could be seriously harmed. In addition, the Company’s ability to develop, market and sell its products and services and to maintain its competitive position depends on its ability to attract, retain and motivate highly skilled technical, sales and marketing and other personnel. If the Company fails to recruit these personnel, its ability to develop new products and provide service could suffer.

Reliance on one significant customer.  In fiscal 2006, the Company had one significant customer that individually accounted for 18% of net sales. The Company anticipates, but cannot assure, that this customer will continue to be significant in fiscal 2007. The loss of, or a significant decrease in sales to, this customer could have a material adverse effect on the Company’s financial condition and results of operation.

Industry Risk

If the United States and global economies slow down, the demand for the Company’s products could decrease and the Company’s revenue may be materially adversely affected.  The demand for the Company’s products is dependent upon various factors, many of which are beyond the Company’s control. For example, general economic conditions may affect or delay expenditures for advertising and printing, which may in turn affect the overall capital spending by publishers and printers, particularly for capital equipment such as printing presses. If, as a result of general economic uncertainty or otherwise, companies reduce their capital spending levels, such a decrease in spending could reduce demand for the Company’s products and have a material adverse effect on the Company’s business.

The Company may not be able to adequately respond to changes in technology affecting the printing industry.  The Company’s continuing product development efforts have focused on refining and improving the performance of the Company’s products as they related to printing and the Company anticipates that it will continue to focus its efforts in this area. The printing and publishing industry has been characterized in recent years by rapid and significant technological changes and frequent new product introductions. Current competitors or new market entrants could introduce new or enhanced products with features, which render the Company’s technologies, or products incorporating the

Company’s technologies, obsolete or less marketable. The Company’s future success will depend, in part, on the Company’s ability to:

•	use leading technologies effectively;

•	continue to develop the Company’s technical expertise and patented position;

•	enhance the Company’s current products and develop new products that meet changing customer needs;

•	time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases;

•	adjust the prices of the Company’s existing products to increase customer demand;

•	successfully advertise and market the Company’s products; and

•	influence and respond to emerging industry standards and other technological changes.

The Company may not be successful in effectively using new technologies, developing new products or enhancing its existing products and technology on a timely basis. The Company’s new technologies or enhancements may not achieve market acceptance. The Company’s pursuit of new technologies may require substantial time and expense. The Company may need to license new technologies to respond to technological change. These licenses may not be available to the Company on terms that the Company can accept. Finally, the Company may not succeed in adapting the Company’s products to new technologies as they emerge. Any of these factors, either individually or collectively could have an adverse impact on the Company’s business and results of operation.

Investment Risk

If the Company fails to implement and maintain or improve effective internal controls over financial reporting, the Company’s business, operating results and share price could be materially adversely affected.  Beginning with the Company’s annual report for the fiscal year ending June 30, 2007 (2008 if the Company continues as a non-accelerated filer at December 31, 2006), Section 404 of the Sarbanes-Oxley Act of 2002 will require a report by the Company’s management of its internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting as of the end of the Company’s fiscal year and a statement as to whether or not the Company’s internal controls are effective. The report must also contain a statement that the Company’s independent auditors have issued an attestation report of management’s assessment of such internal controls. Compliance by the Company with Section 404 is likely to result in significant costs, the commitment of time and operational resources and the diversion of management’s attention. If by the time the Company is required to comply with Section 404, the Company’s annual report includes a report that identifies one or more material weaknesses in the Company’s internal controls over financial reporting, the Company will be unable to assert that the Company’s internal controls are effective. If the Company is unable to assert that the Company’s internal controls over financial reporting are effective, or if the Company’s independent auditors are unable to attest that the Company’s management’s report is fairly stated or they are unable to express an opinion on the Company’s management’s evaluation or on the effectiveness of the Company’s internal controls, the Company’s stock price may fall. Market perception of the Company’s financial condition and the trading price of the Company’s stock may be adversely affected and customer perception of the Company’s business may suffer.

The Company’s stock price has been and could continue to be volatile.  The market price of the Company’s common stock has been subject to significant fluctuations. The securities markets have experienced, and are likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of the Company’s common stock without regard to the Company’s operating performance. In addition, the trading price of the Company’s common stock could be subject to significant fluctuations in response to:

•	actual or anticipated variations in the Company’s quarterly operating results;

•	significant announcements by industry participants;

•	changes in national or regional economic conditions;

•	changes in securities analysts’ estimates for the Company, the Company’s competitors or the Company’s industry, or the Company’s failure to meet analysts’ expectations; and

•	general market conditions.

These factors may materially and adversely affect the Company’s stock price, regardless of the Company’s operating performance.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company owns and leases various manufacturing and office facilities aggregating approximately 319,000 square feet at June 30, 2006. The table below presents the locations and ownership of these facilities: (in thousands)

	Square	Square	Total
	Feet	Feet	Square
	Owned	Leased	Feet

North America	0	84	84
Germany	0	102	102
Sweden	13	53	66
Japan	0	42	42
All other, foreign	0	25	25

Total square feet owned and leased	13	306	319

The Company believes that its facilities are adequate to carry on its business as currently conducted.

Item 3.	Legal Proceedings

Baldwin is involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property and employment matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. However, the outcome of litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of the cases currently in litigation. The Company believes that the ultimate outcome of any such cases will not have a material adverse effect on its results of operations, financial position or cash flows; however, there can be no assurances that an adverse determination would not have a material adverse effect on the Company.

In addition to the aforementioned matters, the Company filed suit in the Regional Court in Dusseldorf, Germany claiming damages of approximately $41 million as a result of a patent infringement. A successful outcome in this case would have a materially favorable effect on results of operations, financial position and cash flow.

Information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Note 16) and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders since November 8, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Class A Common Stock

The Company’s Class A Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “BLD”. The following chart sets forth, for the calendar year periods indicated, the range of closing prices for the Company’s Class A Common Stock on the consolidated market, as reported by the AMEX.

	High	Low

2004 (calendar year)

First Quarter	$3.18	$2.30
Second Quarter	$4.00	$2.88
Third Quarter	$3.80	$2.75
Fourth Quarter	$3.50	$2.88
2005 (calendar year)

First Quarter	$3.15	$2.40
Second Quarter	$3.19	$2.22
Third Quarter	$4.75	$3.07
Fourth Quarter	$4.41	$3.72
2006 (calendar year)

First Quarter	$6.23	$3.95
Second Quarter	$6.60	$5.20
Third Quarter (through September 20, 2006)	$5.69	$4.70

Class B Common Stock

The Company’s Class B Common Stock has no established public trading market. However, Class B shares are convertible, one-for-one, into Class A shares, upon demand.

Conversion of Class B Common Stock

During the fiscal year ended June 30, 2006, several holders of the Company’s Class B Common Stock converted a total of 600,308 of such Class B shares into an aggregate of 600,308 shares of the Company’s Class A Common Stock. Under the Company’s restated certificate of incorporation, each share of Class B Common Stock is convertible at any time, at the option of the holder thereof, into one share of Class A Common Stock. The Company received no cash consideration for the issued Class A Shares which were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

Approximate Number of Equity Security Holders

As of August 31, 2006, the number of record holders (excluding those listed under a nominee name) of the Company’s Class A and Class B Common Stock totaled 251 and 21, respectively. The Company believes, however, that there are approximately 1,500 beneficial owners of its Class A Common Stock.

Dividends

Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company’s Board of Directors. However, the Company’s debt agreement prohibits the payment of dividends. No dividend in cash or property shall be declared or paid on shares of the Company’s Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 10 to the Consolidated Financial Statements).

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There has been no activity under the Company’s stock repurchase program for the fiscal year ended June 30, 2006.

Item 6.	Selected Financial Data
(dollars in thousands except share and per share data)

The Company’s statement of operations and balance sheet data as it relates to the fiscal years ended June 30, 2006, 2005 and 2004 have been derived from the Company’s audited financial statements (including the Consolidated Balance Sheets of the Company at June 30, 2006 and 2005 and the related Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 2006, 2005 and 2004 appearing elsewhere herein). Certain transactions have affected comparability, specifically, the Company’s disposal of assets of certain businesses. During fiscal year ended June 30, 2004, the Company released valuation allowance for net deferred tax assets associated with its German subsidiary. As a result of the release, the Company recorded an income tax benefit in fiscal year ended June 30, 2004. During fiscal year ended June 30, 2003, the Company recorded restructuring charges of $3,605 and other settlement and impairment charges of $1,250. During the fiscal year ended June 30, 2002, the goodwill associated with Baldwin Kansa subsidiary (“BKA”) exceeded the assessment of its fair value made by the Company, and the Company recorded a goodwill impairment charge of $5,434 in the fiscal year ended June 30, 2002. In September 2001, the Company sold substantially all of the assets of its Roll Handling Group (“RHG”) and its Print On-Demand (“POD”) business. The revenues and corresponding expenses attributable to these divested operations are included in the financial statements only for the periods that the businesses were owned by the Company. The following information should be read in conjunction with the aforementioned financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Statement of Operations Data:
Net sales	$179,380	$173,185	$158,110	$134,208	$140,091
Cost of goods sold	119,072	115,948	108,074	93,788	98,814

Gross profit	60,308	57,237	50,036	40,420	41,277
Selling, general and administrative expenses	34,526	32,289	29,711	26,953	30,627
Research, development and engineering expenses	15,181	15,920	13,618	16,148	15,451
Provision for loss on the disposition of pre-press operations	—	—	—	(45)	(86)
Restructuring charges	—	(338)	448	3,605	621
Settlement and impairment charges	—	—	—	1,250	—

Operating income (loss)	10,601	9,366	6,259	(7,491)	(5,336)
Interest expense	1,074	2,412	4,985	2,411	1,792
Interest (income)	(125)	(105)	(119)	(281)	(288)
Royalty (income), net	(200)	(1,749)	(3,361)	(3,034)	(4,252)
Other expense (income), net	162	89	(559)	2,251	1,037

Income (loss) from continuing operations before income taxes	9,690	8,719	5,313	(8,838)	(3,625)
(Benefit) provision for income taxes	3,432	3,684	(1,673)	2,578	6,684

Income (loss) from continuing operations	6,258	5,035	6,986	(11,416)	(10,309)
Discontinued operations:
(Loss) income from operations	—	—	—	(253)	(241)
Impairment charges	—	—	—	—	(5,434)
Gain on sale	—	—	—	543	—

Net income (loss)	$6,258	$5,035	$6,986	$(11,126)	$(15,984)

Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.42	$0.34	$0.47	$(0.76)	$(0.69)

Diluted income (loss) per share	$0.40	$0.33	$0.46	$(0.76)	$(0.69)

Income (loss) per share from discontinued operations:
Basic income (loss) per share	$0.00	$0.00	$0.00	$0.02	$(0.38)

Diluted income (loss) per share	$0.00	$0.00	$0.00	$0.02	$(0.38)

Weighted average number of shares:
Basic	14,966	14,899	15,001	15,015	14,915

Diluted	15,713	15,305	15,286	15,015	14,915

	June 30,
	2006	2005	2004	2003	2002
	(in thousands)

Balance Sheet Data:
Working capital	$29,765	$25,499	$8,374	$4,064	$22,319
Total assets	$112,763	$109,351	$115,271	$96,833	$108,488
Short-term debt	$3,475	$3,738	$23,280	$19,548	$10,788
Long-term debt	$7,080	$12,223	$1,794	$521	$11,873
Total debt	$10,555	$15,961	$25,074	$20,069	$22,661
Shareholders’ equity	$45,933	$39,231	$34,467	$26,281	$33,754

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (dollars in thousands except share and per share data)

General.  The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin Technology Company, Inc. (“Baldwin” or the “Company”).

Forward-looking Statements

Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1A “Risk Factors” and Exhibit 99 to this Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Critical Accounting Policies and Estimates

Baldwin’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Baldwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Baldwin continually evaluates its estimates, including those related to product returns, bad debts, inventories, investments, asset impairments, intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, contingencies and litigation. Baldwin bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Baldwin maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Baldwin’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Baldwin provides for the estimated cost of product warranties at the time revenue is recognized. While Baldwin engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Baldwin’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Baldwin’s estimates, revisions to the estimated warranty liability would be required. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Baldwin records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to income in the period such determination is made. Deferred tax assets and liabilities are determined using enacted tax rates for temporary differences between book and tax bases of assets and liabilities, as well as the effects of net operating losses carried forward in certain tax jurisdictions in which the Company operates that may be utilized to offset future taxable income and similar tax credits carried forward that may be utilized to reduce future taxes payable. The Company records valuation allowances on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowances, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to (1) changes in the profitability of the Company’s subsidiaries as well as for the Company as a whole, (2) the ability of the Company to successfully execute its tax planning strategies, and (3) the accuracy of the Company’s estimate of the potential effect that changes in tax legislation, in the jurisdictions where the Company operates, may have on the Company’s future taxable profits. Failure by the Company to achieve forecasted taxable income or to execute its tax planning strategies may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income or successfully execute its tax planning strategies include, but are not limited to, increased competition, general economic conditions, a decline in sales or earnings, loss of market share, delays in product availability or changes in tax legislation. In addition, Baldwin recognizes reserves for contingencies when it becomes probable that such a contingency exists.

The Company tests goodwill for impairment at the reporting unit level, at least annually, by determining the fair value of the reporting unit based on a discounted cash flow model, and comparing it with its book value. If, during the annual impairment review, the book value of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.

Other long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events which could trigger an impairment review include, among others, a decrease in the market value of an asset, the asset’s inability to generate income from operations and positive cash flow in future periods, a decision to change the manner in which an asset is used, a physical change to the asset or a change in business climate. Baldwin calculates estimated future undiscounted cash flows, before interest and taxes, of the related operation and compares it to the carrying value of the asset in determining whether impairment potentially exists. If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based upon a valuation model and discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exits. Future adverse changes in market conditions or poor operating results of a related reporting unit may require the Company to record an impairment charge in the future.

The impairment review process requires management to make significant estimates and judgments regarding the future cash flows expected to result from the use and, if applicable, the eventual disposition of the respective assets. The key variables that management must estimate in determining these expected future cash flows include sales volumes, sales prices, sales growth, production and operating costs, capital expenditures, working capital requirements, market conditions and other economic factors. Significant management judgment is involved in estimating these variables, and such estimates are inherently uncertain; however, the assumptions used are reasonable and consistent with the Company’s internal planning. Management periodically evaluates and updates the estimates based on conditions that influence these variables.

The assumptions and conditions for determining impairments of property, plant and equipment, goodwill and other intangible assets reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, many of which are not under management’s control. As a result, the accounting for such items could result in different estimates or amounts if management used different assumptions or if different conditions occur in future accounting periods.

Results of Operations

The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company, including the notes thereto, presented elsewhere in this report.

	Years Ended June 30,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.4	67.0	68.4

Gross profit	33.6	33.0	31.6
Selling, general and administrative expenses	19.2	18.6	18.9
Research, development and engineering expenses	8.5	9.2	8.6
Operating income	5.9	5.4	4.0
Interest expense	(.6)	(1.4)	(3.2)
Other income, net	.1	1.0	2.5

Income before income taxes	5.4	5.0	3.4
Provision (benefit) for income taxes	1.9	2.1	(1.0)

Net income	3.5%	2.9%	4.4%

Overview

The Company is a leading global manufacturer of press accessories and controls for the commercial and newspaper printing industries. Baldwin offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, Connecticut, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia and Europe. Baldwin’s technology and products include cleaning systems, fluid management and ink control systems, web press protection systems and drying systems.

The Company manages its business as one reportable business segment built around its core competency in accessories and controls.

For the year ended June 30, 2006 net sales were $179,380 representing approximately a 4% improvement over the previous year’s sales as reported. The increases in revenue are primarily attributable to the steady and stable growth in worldwide printing markets which has increased demand for the products supplied by the Company. In addition, improved relationships with customers and acceptance of the Company’s products by end users has led to an increase in the Company’s market share for accessories and controls.

Gross margins improved to approximately 33.6% versus the prior year’s margins of 33%. This increase was attributable to the increased sales volume noted above, favorable overhead absorption, and lower technical service and warranty costs.

Operating income increased to approximately 6% of sales for the year ended June 30, 2006 from approximately 5.4% of sales in the previous year primarily as a result of the increased revenue and improved gross margins partially offset by increased operating expenses.

In addition, the Company significantly reduced its interest expense versus the previous year’s corresponding period as a result of lower average debt levels and lower interest rates. Lower royalty income in the year has been recognized as patents, which provided the income stream, expired in February 2005.

Fiscal Year Ended June 30, 2006 Versus Fiscal Year Ended June 30, 2005

Consolidated Results

Net Sales.  Net sales of $179,380 for the fiscal year ended June 30, 2006 reflect an increase of $6,195 or 4% versus the fiscal year ended June 30, 2005. Currency rate fluctuations attributable to the Company’s overseas operations decreased net sales for the current period by $8,431. Excluding the effects of currency translation, net sales increased $14,626 or 8%.

The net sales increase primarily reflects increased revenue in Europe and the Americas partially offset by decreased revenue in Asia.

In Europe, sales (excluding the effects of currency translation) increased approximately $15,144. Improving printing equipment market conditions coupled with increased sourcing to selected OEMs led to an increased demand from press manufacturers and end user customers for the Company’s cleaning and spray dampening systems in the newspaper marketplace and increased demand in the commercial market for cleaning, water and web control systems.

In the Americas, particularly the U.S., sales increased approximately $5,423 primarily related to an increased demand in the commercial market for the Company’s cleaning systems.

In Asia, particularly Japan, sales declined approximately $5,941 (excluding the effects of currency translations). Softness in the Japanese commercial and newspaper markets coupled with downward pricing pressure primarily accounted for the decline in revenue.

Gross Profit.  Gross profit of $60,308 for the fiscal year ended June 30, 2006 reflects an increase of $3,071 or 5% versus the fiscal year ended June 30, 2005. Excluding the unfavorable foreign currency translation effect of $3,114, gross profit increased $6,185 or 11%. Gross margins improved to 33.6% from 33.0% primarily as a result of the higher volumes noted above, favorable sales mix, favorable cost absorption associated with the higher volume and lower service and warranty costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $34,526 for the fiscal year ended June 30, 2006 reflect an increase of $2,237 or 7%. Excluding the effects of foreign currency translation of $1,279, SG&A expenses increased $3,516 or 11%. G&A expenses of $19,821 for the fiscal year ended June 30, 2006 increased $1,437 or 8% versus the fiscal year ended June 30, 2005. Excluding the effects of currency translation of $563, G&A expenses increased $1,999 or 11%. This increase relates primarily to increased compensation costs, expenses associated with stock based compensation as required per the adoption of SFAS 123(R) approximately $500, vesting associated with deferred compensation plans approximately $250, and higher consulting/professional services costs related to implementation of the Sarbanes-Oxley Act of 2002, audit, tax and other financial services fees approximately $700.

Selling expenses of $14,705 for the fiscal year ended June 30, 2006 increased $800 or about 6%. Excluding the effects of currency translation of $716, selling expenses increased $1,517. The increase in selling expenses reflects the increased business level associated with the higher-level sales activity coupled with an increase in commissions and trade show costs.

Engineering and Development Expenses.  Engineering and development expenses of $15,181 for the year ended June 30, 2006 reflect a decrease of $739 or 5% versus the fiscal year ended June 30, 2005. Excluding foreign currency translation effects, engineering and development expenses remained virtually flat year over year.

Restructuring and Other Charges.  The Company had no restructuring related activities for the year ended June 30, 2006 as compared to income of $338 for the fiscal year ended June 30, 2005. The release in fiscal year 2005 of restructuring reserves related to facility lease costs avoided by relocation of the Company’s corporate office.

Interest and Other.  Interest expense of $1,074 for the fiscal year ended June 30, 2006 decreased $1,338 versus the period ended June 30, 2005. This decrease reflects lower average debt levels during the year ended June 30, 2006 coupled with lower interest rates for the period as a result of a second amendment to the credit agreement with Maple Bank GmbH, effective July 2005. Additionally, currency rate fluctuations decreased interest expense $73 in the current period. Interest income remained virtually flat year over year on a currency adjusted basis while royalty income declined $1,549. The decline in royalty income relates to the expiration of a group of patents in February 2005, which provided the royalty income stream.

Other income and expense, net, amounted to expense of $162 for the period ended June 30, 2006 and primarily reflects a net foreign exchange loss. In 2005, the expense of $89 primarily reflected a fixed asset write-off.

Income before income taxes.  Income before income taxes for the fiscal year ended June 30, 2006 of $9,690 compares to income before income taxes of $8,719 in fiscal year ended June 30, 2005. For the current fiscal year, currency rate fluctuations decreased income before income taxes $555. Increased revenue, gross margin improvement and lower interest expense partially offset by higher operating expenses and lower royalty income primarily accounts for the increase.

Income Taxes.  The Company recorded an income tax provision of $3,432 for the fiscal year ended June 30, 2006. The effective tax rate of 35.4% for fiscal year ended June 30, 2006 and 42.2% for fiscal year ended June 30, 2005 differs from the statutory rate and reflects foreign income, taxed at rates higher than the U.S. statutory rate, no benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not and other tax return and reserve adjustments. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustment was determined to be required. In particular, the Company is monitoring positive earnings trends and other positive evidence in the United States, United Kingdom and France to determine if such trends could possibly require a reversal of valuation allowance in the upcoming fiscal year.

Net Income.  The Company’s net income amounted to $6,258 for the fiscal year ended June 30, 2006 and primarily reflects the improved income from operations coupled with lower interest expense when compared to net income of $5,035 for the fiscal year ended June 30, 2005. Currency translation negatively impacted net income by approximately $505.

Fiscal Year Ended June 30, 2005 Versus Fiscal Year Ended June 30, 2004

Consolidated Results

Net Sales.  Net sales of $173,185 for the fiscal year ended June 30, 2005 reflect an increase of $15,075 or 10% versus the fiscal year ended June 30, 2004. Currency rate fluctuations increased net sales for the current period by $7,628. Excluding the effects of currency translation, net sales increased $7,446 or 5%.

The net sales increase primarily reflects increased demand in Europe and Asia. In Europe, sales (excluding the effects of currency translation) increased approximately $4,100, particularly in Germany and the markets serviced by Sweden. Improving global market conditions in the Americas, Europe, and Asia led to an increased demand from press manufacturers for the Company’s cleaning and spray dampening systems in the commercial and newspaper marketplace. While downward pricing pressures continue, particularly in the OEM customer base, improving market conditions coupled with OEM outsourcing and some increase in market share led to the improved sales.

In Asia, sales increased approximately $3,800 (excluding the effects of currency translations). In Japan, increased OEM export production, mainly to China, increased demand for the Company’s commercial cleaning and water systems. In addition, the Company’s Australian subsidiary began shipments of a significant newspaper cleaning system order during the fourth quarter of 2005.

In the Americas, particularly the U.S., sales remained relatively flat year over year due in part to the internal shift of sales to certain European and Japanese manufactured press equipment with products supplied by the Company’s European and Japanese subsidiaries.

Gross Profit.  Gross profit of $57,237 for the fiscal year ended June 30, 2005 reflects an increase of $7,201 or 14% versus the fiscal year ended June 30, 2004. Excluding the favorable foreign currency translation effect of $2,764, gross profit increased $4,437 or 9%. Gross margins improved to 33% from 32% primarily on the strength of the improvement in sales volume, coupled with better control over material and labor costs. In addition, gross margins during the fourth quarter were favorably impacted approximately 1% due to customer cost reimbursement for an order which was substantially modified.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $32,289 for the fiscal year ended June 30, 2005 reflect an increase of $2,578 or 9%. Excluding the effects of foreign currency translation of $1,192, SG&A expenses increased $1,386 or 5%. G&A expenses of $18,384 for the fiscal year ended June 30, 2005 increased $1,107 or 6% versus the fiscal year ended June 30, 2004. Excluding the effects of currency translation of $563, G&A expenses increased $544 or 3%. This increase relates primarily to increased compensation costs commensurate with improved business performance coupled with higher consulting costs associated with the implementation of compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Selling expenses of $13,905 for the fiscal year ended June 30, 2005 increased $1,471 or 12%. Excluding the effects of currency translation of $629, selling expenses increased $842. The increase in selling expenses reflects the increased business level associated with the higher-level sales activity and reflects an increase in commissions, and higher salaries, benefits and other employee related travel costs.

Engineering and Development Expenses.  Engineering and development expenses of $15,920 for the year ended June 30, 2005 reflect an increase of $2,302 or 17% versus the fiscal year ended June 30, 2004. Excluding foreign currency translation effects, engineering and development expenses increased $1,527 or 11%. The increase relates primarily to increased personnel and travel related expenses, particularly in Germany, due to planned investments in product development, and research and development projects.

Restructuring and Other Charges.  The Company released to income restructuring reserves of $338 for the year ended June 30, 2005 as compared to a charge of $448 for the fiscal year ended June 30, 2004. The release of restructuring reserves related to facility lease costs avoided by relocation of the Company’s corporate office. The $448 in fiscal year 2004 represented additional employment reductions in the United States and the United Kingdom associated with the August 2002 restructuring plan.

Interest and Other.  Interest expense of $2,412 for the fiscal year ended June 30, 2005 decreased $2,573 versus the period ended June 30, 2004. Lower average debt levels and lower interest rates as a result of the amended credit agreement with Maple Bank GmbH, entered into in September 2004, coupled with lower amortization of deferred financing costs during the period primarily account for the decrease. Additionally, currency rate fluctuations increased interest expense $173 in the current period. Interest income remained virtually flat year over year on a currency adjusted basis while royalty income declined $1,612. The decline in royalty income relates to the expiration of a group of patents, which provided the royalty income stream, in February 2005.

Other income and expense, net, amounted to expense of $89 for the period ended June 30, 2005 and primarily reflects a write-off of fixed assets. In 2004, the income of $559 primarily reflected foreign currency transaction and fair value exchange gains of $1,194 and $203, respectively. Partially offsetting these gains in 2004 were financial, legal and accounting fees amounting to $833 related to the termination of a proposed transaction with regard to the planned sale of the Company.

Income Taxes.  The Company recorded an income tax provision of $3,684 for the fiscal year ended June 30, 2005. The effective tax rate of 42.2% for fiscal year ended June 30, 2005 reflects strong foreign income, taxed at rates higher than the U.S. statutory rate. Additionally, no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. For the fiscal year ended June 30, 2004, the Company recorded a tax benefit of $1,673 primarily as a result of the reversal of its valuation allowance for net deferred tax assets associated with its German subsidiary.

Income from Continuing Operations.  Income from continuing operations before taxes for the fiscal year ended June 30, 2005 of $8,719 compares to income from continuing operations of $5,313 in fiscal year ended June 30, 2004. For the fiscal year, currency rate fluctuations increased income from continuing operations $645. Increased revenue, gross margin improvement and lower interest expense partially offset by higher operating expenses and lower royalty income primarily accounted for the increase.

Net Income.  The Company’s net income amounted to $5,035 for the fiscal year ended June 30, 2005 and reflects the improved income from operations. Net income of $6,986 for the fiscal year ended June 30, 2004 reflected improving income from operations coupled with the income tax benefit associated with the reversal of the German valuation allowance.

Impact of Inflation

The Company’s results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

Liquidity and Capital Resources

The Company’s cash flow from operating, financing and investing activities as reflected in the Consolidated Statement of Cash Flows are summarized in the tables below.

	Years Ended June 30,
	2006	2005	2004
	(in thousands)

Cash flow from operating activities:
Net cash from operations before restructuring	$5,810	$14,726	$5,792
Cash used for restructuring payments	—	(627)	(1,416)

Net cash provided by operating activities	$5,810	$14,099	$4,376

Net cash from operating activities for the year ended June 30, 2006 decreased $8,289 as compared to 2005. The decrease was primarily driven by an increase in accounts receivable. Due to the timing of shipments during the fourth quarter, accounts receivable days sales outstanding (DSO) increased to 62 days from 51 days in 2005. The Company expects to return to DSOs in the mid 50’s during the next several quarters. In addition the cash flow benefit from increased inventory turns in 2006 of 5.5 was not as great as in 2005 when inventory turns improved to 5.3 times in 2005 versus 4.6 times in 2004.

	Years Ended June 30,
	2006	2005	2004
	(in thousands)

Cash flow from investing activities:
Additions to property, patents, trademarks and drawings	$(1,441)	$(1,317)	$(1,022)
Proceeds from sale of investments	144	—	—
Proceeds from disposition of assets	—	299	—

Net cash (used in) provided by investing activities	$(1,297)	$(1,018)	$(1,022)

In 2006, cash used for additions amounted to $1,441 versus $1,018 in 2005 and $1,022 in 2004. The increase in 2006 primarily relates to higher property, plant and equipment additions.

	Years Ended June 30,
	2006	2005	2004
	(in thousands)

Cash flow from financing activities:
Long and short term debt borrowings	$899	$—	$23,159
Long and short term debt repayments	(6,563)	(9,213)	(19,896)
Payment of debt financing costs	—	(259)	(2,533)
Other	323	(2)	(31)

Net cash (used in) provided by financing activities	$(5,341)	$(9,474)	$699

The Company’s primary source of external financing is the Credit Agreement and its amendments (the “Credit Agreement”) with Maple Bank GmbH (“Maple” or “Lender”).

Effective July 1, 2005 the Credit Agreement with Maple was amended (the second amendment). This amendment reduced the interest rates for the fiscal year ended June 30, 2006. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus: (i) 3.375% (5.125% for the fiscal year ended June 30, 2005) for loans denominated in U.S. dollars and (ii) 3.775% (5.525% for the fiscal year ended June 30, 2005) for loans denominated in Euros.

The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company’s inventory up to a maximum amount of $10,000. The Credit Agreement does not require the Company to meet any financial covenants, except for a limitation on annual capital expenditures, for which the Company received a waiver for the fiscal year ended June 30, 2006; however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. In addition, the Credit Agreement granted to the Lender an option to acquire a maximum of $5,000 of equity securities (as defined in the Agreement) should the Company choose to issue any such equity securities.

The initial borrowings under the credit facility during the fiscal year ended June 30, 2004, amounted to $18,874, of which the Company utilized $16,243 to retire its previously existing debt, associated interest, closing costs and working capital purposes. During the fiscal years ended June 30, 2006 and 2005, cash flow from operations enabled the Company to reduce the amount outstanding under the Credit Agreement with Maple by approximately $5,300 in fiscal year 2006 and $8,100 in fiscal year 2005 included in total long and short term debt repayments of $6,563 and 9,213 in the table above.

During the quarter ended September 30, 2005, the Company obtained a three-year term loan with Mizuho Bank of YEN 100,000, (approximately $899 U.S. dollars) which matures in September 2008. This term loan is subject to quarterly principle payments of YEN 8,333 (approximately $75 U.S. dollars) and bears interest at the Tokyo Inter Bank Offered Rate (“TIBOR”) plus 0.75%. The Company entered into an interest rate swap agreement that converts the variable rate payable on the loan to a fixed rate of 1.81% and which has the same maturity date as the term loan.

The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities totaling $35,744 at June 30, 2006, including amounts available under the Maple Credit Agreement. As of June 30, 2006, the Company had $14,075 outstanding under these credit facilities including $10,080 (including Letters of Credit) under the Maple Credit Agreement and Term Loan.

The Company believes that its cash flow from operations, along with the available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements over the term of the current financing with Maple.

At June 30, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

The following summarizes the Company’s contractual obligations at June 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Fiscal Years Ending June 30,
							2012 and
	Total	2007	2008	2009	2010	2011	Thereafter
				(in thousands)

Contractual obligations:
Loans payable	$2,622	$2,622	$—	$—	$—	$—	$—
Capital lease obligations	531	132	119	113	100	61	6
Long-term debt	7,933	853	417	6,663	—	—	—
Non-cancelable operating lease obligations	25,625	6,266	3,588	2,761	1,796	1,594	9,620
Interest expense(1)	1,358	620	608	130	—	—	—

Total contractual cash obligations...	$38,069	$10,493	$4,732	$9,667	$1,896	$1,655	$9,626

(1)	The anticipated future interest payments are based on the Company’s current indebtedness and interest rates at June 30, 2006, with consideration given to debt reduction as the result of expected payments.

New Accounting Pronouncements

As more fully described in Notes 2 and 11 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), on July 1, 2005. This Statement requires that all stock-based compensation, including grants of employee stock options, be accounted for using the fair value-based method. SFAS 123(R) became effective for the Company for fiscal year beginning July 1, 2005. The Company elected to adopt SFAS 123(R) using the modified perspective method.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the accounting and disclosure of uncertain tax positions. The Company will adopt FIN 48 on July 1, 2007, and is evaluating the impact, if any, that FIN 48 will have on the Company’s financial statements.

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, is expected to be issued in September 2006. The Company is evaluating the impact on its financial statements.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

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

Interest Rate and Debt Sensitivity

As of June 30, 2006, the Company had debt totaling $10,555 most of which bears interest at floating rates.

The Company performed a sensitivity analysis as of June 30, 2006, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a one-percentage point increase in interest rates would affect the Company’s pre-tax income by approximately $100. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

Currency Exchange Rate Sensitivity

The Company derived approximately 83% of its revenues from countries outside of the United States for the fiscal year ended June 30, 2006. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company’s policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company’s financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural overall hedge.

The Company performed a sensitivity analysis as of June 30, 2006 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company’s pre-tax income by approximately $800. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company’s actual exposures and hedges.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
BALDWIN TECHNOLOGY COMPANY, INC.

In our opinion, the consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation as of July 1, 2005.

PricewaterhouseCoopers LLP

Stamford, Connecticut
September 28, 2006

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets

	June 30,	June 30,
	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$14,986	$15,443
Accounts receivable trade, net of allowance for doubtful accounts of $1,452 ($1,962 at June 30, 2005)	32,602	27,160
Notes receivable, trade	7,260	8,090
Inventories	22,657	22,755
Deferred taxes, net	475	416
Prepaid expenses and other	4,799	3,132

Total current assets	82,779	76,996

MARKETABLE SECURITIES:
(Cost $573 at June 30, 2006 and $610 at June 30, 2005)	760	678

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land and buildings	1,024	936
Machinery and equipment	2,674	2,082
Furniture and fixtures	4,023	3,796
Capital leases	287	391

	8,008	7,205
Less: Accumulated depreciation	(4,391)	(3,790)

Net property, plant and equipment	3,617	3,415

PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at cost, less accumulated amortization of $4,996 ($4,559 at June 30, 2005)	2,690	2,561
GOODWILL, less accumulated amortization of $3,419 ($3,456 at June 30, 2005)	11,059	10,922
DEFERRED TAXES, NET	8,109	10,623
OTHER ASSETS	3,749	4,156

TOTAL ASSETS	$112,763	$109,351

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

Liabilities and Shareholders’ Equity

	June 30,	June 30,
	2006	2005

CURRENT LIABILITIES:
Loans payable	$2,622	$2,705
Current portion of long-term debt	853	1,033
Accounts payable, trade	16,809	14,789
Notes payable, trade	7,987	9,278
Accrued salaries, commissions, bonus and profit-sharing	7,998	7,641
Customer deposits	4,113	3,320
Accrued and withheld taxes	2,036	2,041
Income taxes payable	1,015	1,204
Other accounts payable and accrued liabilities	9,581	9,486

Total current liabilities	53,014	51,497

LONG-TERM LIABILITIES:
Long-term debt	7,080	12,223
Other long-term liabilities	6,736	6,400

Total long-term liabilities	13,816	18,623

Total liabilities	66,830	70,120

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 17,376,215 shares issued at June 30, 2006 and 16,575,349 shares issued at June 30, 2005	174	166
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,537,681 shares issued at June 30, 2006 and 2,137,883 shares issued at June 30, 2005	15	21
Capital contributed in excess of par value	57,943	57,065
Accumulated deficit	(1,374)	(7,632)
Accumulated other comprehensive income	2,626	2,332
Less: Treasury stock, at cost:
Class A — 3,630,202 shares (3,630,202 shares at June 30, 2005) Class B — 294,270 shares (172,464 shares at June 30, 2005)	(13,451)	(12,721)

Total shareholders’ equity	45,933	39,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,763	$109,351

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended June 30,
	2006	2005	2004

Net sales	$179,380	$173,185	$158,110
Cost of goods sold	119,072	115,948	108,074

Gross profit	60,308	57,237	50,036

Operating expenses:
General and administrative	19,821	18,384	17,277
Selling	14,705	13,905	12,434
Engineering and development	15,181	15,920	13,618
Restructuring charges	—	(338)	448

	49,707	47,871	43,777

Operating income	10,601	9,366	6,259

Other (income) expense:
Interest expense	1,074	2,412	4,985
Interest (income)	(125)	(105)	(119)
Royalty (income), net	(200)	(1,749)	(3,361)
Other expense (income), net	162	89	(559)

	911	647	946

Income from continuing operations before income taxes	9,690	8,719	5,313

(Benefit) provision for income taxes:
Domestic	(274)	(55)	(485)
Foreign	3,706	3,739	(1,188)

Total income tax provision (benefit)	3,432	3,684	(1,673)

Net income	$6,258	$5,035	$6,986

Net income per share:
Net income per share — basic	$0.42	$0.34	$0.47

Net income per share — diluted	$0.40	$0.33	$0.46

Weighted average shares outstanding:
Basic	14,966	14,899	15,001

Diluted	15,713	15,305	15,286

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands except for share and per share data)

										Note Receivable
							Accumulated			From Key
	Class A		Class B		Capital in		Other			Executive For
	Common Stock		Common Stock		Excess of	Accumulated	Comprehensive	Treasury Stock		Common Stock	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Deficit	Income	Shares	Amount	Issuance	Income

Balance at June 30, 2003	16,458,849	$165	2,185,883	$21	$56,986	$(19,653)	$1,411	(3,630,202)	$(12,199)	$(450)

Year ended June 30, 2004:
Net income for the year						6,986					$6,986
Translation adjustment							1,253				1,253
Unrealized gain on available-for sale securities, net of tax							88				88
Unrealized loss on forward contracts							(1)				(1)
Shares issued under stock option plan	22,499	1			31
Shares converted Class B to Class A	48,000	—	(48,000)	—
Additional minimum pension liability							(100)				(100)
Comprehensive income											$8,226

Reduction in note receivable through exchanged shares								(172,464)	(522)	450

Balance at June 30, 2004	16,529,348	$166	2,137,883	$21	$57,017	$(12,667)	$2,651	(3,802,666)	$(12,721)	$0

Year ended June 30, 2005:
Net income for the year						5,035					$5,035
Translation adjustment							(318)				(318)
Unrealized gain on available-for sale securities, net of tax							9				9
Unrealized loss on forward contracts							(30)				(30)
Shares issued under stock option plan	46,001				48
Reduction of minimum pension liability							20				20
Comprehensive income											$4,716

Balance at June 30, 2005	16,575,349	$166	2,137,883	$21	$57,065	$(7,632)	$2,332	(3,802,666)	$(12,721)	$0

Year ended June 30, 2006:
Net income for the year						6,258					$6,258
Translation adjustment							181				181
Unrealized gain on available-for sale securities, net of tax							69				69
Amortization stock-based compensation					466
Shares converted Class B to Class A	600,308	6	(600,308)	(6)
Unrealized loss on forward contracts							74				74
Shares issued under stock option plan	200,558	2	106		412
Reduction in note receivable through exchanged shares								(121,806)	(730)
Increase in minimum pension liability							(30)				(30)
Comprehensive income											$6,552

Balance at June 30, 2006:	17,376,215	$174	1,537,681	$15	$57,943	$(1,374)	$2,626	(3,924,472)	$(13,451)	$0

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands except for share and per share data)

	For the Years Ended June 30,
	2006	2005	2004

Cash flows from operating activities:
Net income	$6,258	$5,035	$6,986
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,458	1,625	1,763
Accrued retirement pay	203	119	238
Deferred taxes	2,320	1,524	(4,678)
Provision for losses on accounts receivable	158	99	109
Write-off of fixed assets	55	108	—
Restructuring charges	—	(338)	448
(Gain) on sale of investments	(92)	—	—
Stock compensation costs	466	—	—
Changes in assets and liabilities, net of effects from dispositions:
Accounts and notes receivable	(4,355)	2,010	(2,599)
Inventories	686	1,990	(938)
Prepaid expenses and other	(1,439)	2,580	1,834
Other assets	(3)	(331)	233
Customer deposits	657	561	(590)
Accrued compensation	(34)	928	2,147
Payments of restructuring charges	—	(627)	(1,416)
Accounts and notes payable, trade	150	2,218	457
Income taxes payable	(180)	(1,849)	902
Accrued and withheld taxes	(5)	(143)	82
Other accounts payable and accrued liabilities	(472)	(1,277)	(669)
Interest payable	(21)	(133)	67

Net cash provided by operating activities	5,810	14,099	4,376

Cash flows from investing activities:
Proceeds from the disposition of assets	—	299	—
Additions of property	(921)	(640)	(532)
Additions of patents, trademarks and drawings	(520)	(677)	(490)
Proceeds from sale of investments	144	—	—

Net cash used in investing activities	(1,297)	(1,018)	(1,022)

Cash flows from financing activities:
Long-term and short-term debt borrowings	899	—	23,159
Long-term and short-term debt repayments	(6,563)	(9,213)	(19,896)
Principal payments under capital lease obligations	(91)	(93)	(97)
Payment of debt financing costs	—	(259)	(2,533)
Other long-term liabilities	—	45	32
Proceeds of stock option exercise	414	46	34

Net cash (used) provided by financing activities	(5,341)	(9,474)	699

Effect of exchange rate changes	371	(172)	1,005

Net increase (decrease) in cash and cash equivalents	(457)	3,435	5,058
Cash and cash equivalents at beginning of year	15,443	12,008	6,950

Cash and cash equivalents at end of year	$14,986	$15,443	$12,008

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,121	$2,545	$5,052
Income taxes	$2,094	$3,581	$1,552
Non-cash investing and financing activities:
Fiscal year 2006, capital lease obligation $411, settlement of long-term note receivable $730 with an exchange of 121,806 shares

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for share and per share data)

Note 1 — Organization of Business:

Baldwin Technology Company, Inc. and its subsidiaries (“Baldwin” or the “Company”) are engaged primarily in the development, manufacture and sale of accessories and controls for the printing and publishing industry. The Company manages its business as one reportable business segment built around its core competency in accessories and controls.

Note 2 —	Summary of Significant Accounting Policies:

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

Accounts Receivable, Notes Receivable/Payable.  Accounts receivable are recorded at their net realizable value after deducting an allowance for doubtful accounts. Such deductions reflect either specific cases or estimates based on historical incurred losses. Notes receivable, trade reflect promissory notes issued by customers of the Company’s Japanese subsidiary. Notes payable trade, reflect obligations of the Company’s Japanese subsidiaries to suppliers.

Translation of Foreign Currencies.  All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders’ equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or charged to “Other expense (income), net” for the fiscal years ended June 30, 2006, 2005 and 2004 were ($323), $90 and ($1,194), respectively.

Hedging.  The Company operates internationally and is exposed to certain market risks arising from transactions that in the normal course of business include fluctuations in interest rates and currency exchange rates. While the Company occasionally uses derivative financial instruments in order to manage or reduce these risks, typically currency futures contracts and interest rate swap agreements, the Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company’s policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company’s financial results. The Company utilizes foreign currency exchange forward contracts to hedge these exposures.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the underlying hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in Other Comprehensive Income (“OCI”) and are recognized in the statement of operations when the underlying hedged item affects earnings. Ineffectiveness related to cash flow hedges is recognized in earnings and is included in “Other expense (income), net”.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

Concentration of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. For the fiscal years ended June 30, 2006, 2005, and 2004, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 18%, 17%, and 15% respectively, of the Company’s net sales. The Company’s ten largest customers accounted for approximately 50%, 53% and 52% of the Company’s net sales for each of the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Marketable Securities.  The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of other comprehensive income (loss) included within shareholders’ equity. Cost is determined using the average cost method.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $749 and $672 greater as of June 30, 2006 and 2005, respectively.

Property, Plant and Equipment.  The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $970, $1,165 and $1,231 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Long-lived Assets.  Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company believes that no impairment of its long-lived assets existed at June 30, 2006.

Stock Based Compensation.  Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)). The Company elected to adopt the modified prospective application method provided by SFAS 123(R). Under the modified prospective method the Company will recognize stock-based compensation expense from July 1, 2005 to new awards from and after the adoption date and to any unvested employee awards as of the adoption date. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). As all previously issued stock option awards granted under the plans had an exercise price equal to the market value of the underlying common stock at the date of grant, no compensation costs related to stock option grants were recognized prior to July 1, 2005.

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The Company typically issues new shares upon share option exercise. The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return will be recorded in Additional Paid-in Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).

Goodwill and Other Intangible Assets.  Goodwill is tested for impairment at the reporting unit level at least annually, by determining the fair value utilizing discounted cash flows of the reporting unit and comparing the fair value with its recorded book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit. As required by SFAS No. 142, the Company conducted an initial impairment assessment as of the July 1, 2001 date of adoption and determined that no impairment existed. The Company performed its annual impairment assessment by utilizing a discounted cash flow model and determined that no impairment existed as of June 30, 2006.

Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 20 years. Amortization expense amounted to $488, $460 and $532 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Income Taxes.  Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount, which the Company expects to realize in the future. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits only as reassessment indicates that it is more likely than not that these benefits will be realized. In addition, the Company continuously evaluates its tax contingencies and recognizes a liability when it believes that it is probable that a liability exists and is estimable.

Fair Value Disclosure of Financial Instruments.  The Company’s financial instruments consist of cash, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable, other short and long-term borrowings, and derivative financial instruments. The current carrying amount of these instruments approximates fair market value.

Warranty.  The Company’s standard contractual warranty provisions are to repair or replace, at the Company’s option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience within the

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

Company. Hence, the Company accrues estimated warranty costs at the time of sale and is included in “Cost of goods sold”. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percent of revenue discussed above. The Company has accrued estimated future warranty and customer support obligations of $3,049 and $2,840 at June 30, 2006 and 2005, respectively, which are included in “Other accounts payable and accrued liabilities” (see Note 17).

Revenue Recognition.  The Company’s products are sold with terms and conditions, which vary depending on particular cultural and business environments in which the Company operates globally. The Company’s standard payment terms for equipment include a deposit to be received with the customer order, progress payments until equipment is shipped and a portion of the balance due within a set number of days following shipment. Freight terms are FOB shipping dock with risk of loss passing to the purchaser at the time of shipment. Installation services are provided to the customer on an as needed basis and are contracted for separately. If non-standard terms are negotiated, the impact of the terms of shipment and contractual installation requirements are determined on an individual contract basis. In the case of non-standard terms, revenue is not recognized until, at a minimum, title and risk of loss have passed to the customer, and the customer is obligated to pay. If a loss should occur in transit, the Company is not responsible for, and does not administer insurance claims unless the terms are FOB destination. The customer is not contractually eligible for any refund of the purchase price, or right of return of the contracted product, except if the product fails to meet published product specifications and the Company fails to perform its obligations under product warranty terms. When installation services are a contractual element, and included in the purchase price of the product, the revenue associated with installing the product is generally inconsequential to the total revenue stream. The Company recognizes revenue for the total sales price and accrues the cost of installing the product based on the Company’s historical installation costs. The terms of sale are generally on a purchase order basis and as such do not contain formal product acceptance clauses. On certain large orders, usually in the newspaper equipment market, a separately negotiated contract is used to establish the terms of sale. In such cases, the Company recognizes revenue only after all acceptance criteria, if any, have been satisfied. In addition, collection of sales price is reasonably assured prior to the Company recognizing revenue.

The Company uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment and risk of loss has passed to the ultimate customer, who then becomes obligated to pay with no right of return. Otherwise, the equipment is reported as a part of the Company’s inventory on consignment and no revenue is reported.

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

Comprehensive Income (Loss).  As shown in the Statement of Changes in Shareholders’ Equity, comprehensive income (loss) is a measure of net income (loss) and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

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

Royalty income.  The Company owns a number of patents and patent applications relating to Baldwin’s products, some of which provide royalty income to the Company. Patented products represent a significant portion of the Company’s net sales for all periods presented. The Company’s patents expire at different times during the next twenty years; however, one group of patents, which provided for the Company’s royalty income, expired in February 2005. The expiration of patents in the near future, in general, has not and is not expected to have a material adverse effect on the Company’s net sales; however, royalty income and cash flows are expected to be negatively impacted upon the expiration of the aforementioned group of patents. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

New Accounting Pronouncements.  As more fully described in Notes 2 and 11 to the Consolidated Financial Statements, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), on July 1, 2005. This Statement requires that all stock-based compensation, including grants of employee stock options, be accounted for using the fair value-based method. SFAS 123(R) became effective for the Company for fiscal year beginning July 1, 2005. The Company elected to adopt SFAS 123(R) using the modified perspective method.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the accounting and disclosure of uncertain tax positions. The Company will adopt FIN 48 on July 1, 2007, and is evaluating the impact, if any, that FIN 48 will have on the financial statements.

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, is expected to be issued in September 2006. The Company is evaluating the impact on its financial statements.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

Note 3 —	Accumulated Other Comprehensive Income (Loss):

Accumulated Other Comprehensive Income (Loss) (“OCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

with owners in their capacity as owners. Accumulated other comprehensive income (loss) consists of the following:

	For the Years Ended June 30,
	2006	2005
	(in thousands)

Cumulative translation adjustment	$2,588	$2,407
Unrealized gain (loss) on investments, net of tax	109	40
Minimum pension liability, net of tax	(110)	(80)
Unrealized gain (loss) on forward contracts	39	(35)

	$2,626	$2,332

Note 4 —	Earnings per Share:

The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 321, 865,500 and 350,000 shares of common stock were outstanding at June 30, 2006, June 30, 2005 and June 30, 2004, respectively but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

	For the Years Ended June 30,
	2006	2005	2004
	(in thousands, except per
	share data)

Determination of shares:
Average common shares outstanding	14,966	14,899	15,001
Assumed conversion of dilutive stock options and awards	747	406	285

Diluted average common shares outstanding	15,713	15,305	15,286

Basic earnings (loss) per common share	$0.42	$0.34	$0.47
Diluted earnings (loss) per common share	$0.40	$0.33	$0.46

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

Note 5 —	Business Segment Information:

	For the Years Ended June 30,
Geographic information:	2006	2005	2004
	(in thousands)

Sales by major country:
United States	$30,061	$24,562	$25,080
Japan	52,027	61,061	56,997
Germany	53,644	50,382	42,944
Sweden	21,270	15,708	14,030
All other — foreign	22,378	21,472	19,059

Total sales by major country	$179,380	$173,185	$158,110

	For the Years June 30,
Long-lived assets by major country:	2006	2005	2004
	(in thousands)

United States	$708	$761	$1,575
Japan	670	297	429
Germany	724	680	1,066
Sweden	1,964	1,769	2,061
All other — foreign	194	189	204

Total long-lived assets by major country	$4,260	$3,696	$5,335

Long-lived assets primarily includes the net book value of “Property, plant and equipment” and other tangible assets.

Note 6 —	Inventories:

Inventories, net of reserve, consist of the following:

	For the Year Ended June 30, 2006
	Domestic	Foreign	Total
	(in thousands)

Raw materials	$3,734	$7,551	$11,285
In process	117	4,119	4,236
Finished goods	2,422	4,714	7,136

	$6,273	$16,384	$22,657

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

	For the Year Ended June 30, 2005
	Domestic	Foreign	Total
	(in thousands)

Raw materials	$3,997	$7,456	$11,453
In process	16	4,393	4,409
Finished goods	1,919	4,974	6,893

	$5,932	$16,823	$22,755

Foreign inventories increased by $588 (decreased by $253 in 2005) due to currency translation rates.

Note 7 —	Loans Payable:

	Rate		Amount
	(in thousands)

Loans Payable at June 30, 2006:
Foreign subsidiaries	2.94% (average	)	$2,622

Loans Payable at June 30, 2005:
Foreign subsidiaries	3.16% (average	)	$2,705

The maximum amount of loans payable outstanding during the year ended June 30, 2006 was $2,710 ($2,929 in 2005). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. The majority of the loans are uncollateralized, however, certain of these loans are collateralized by the current assets associated with the foreign subsidiaries where the loans are drawn.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

Note 8 —	Long-Term Debt:

	For the Year Ended		For the Year Ended
	June 30, 2006		June 30, 2005
	Current	Long-Term	Current	Long-Term
	(in thousands)		(in thousands)

Revolving Credit Facility due October 1, 2008, interest rate 5.525% plus three-month euribor rate (2.153% at June 30)(a)	$—	$—	$—	$11,504
Revolving Credit Facility due October 1, 2008, interest rate 3.775% plus three-month euribor rate (2.637% at June 30)(a)	—	6,560	—	—
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81%(c)	291	364	—	—
Term loan payable by foreign subsidiary due December 8, 2006, interest rate 1.5%(b)	437	—	902	450
Note payable by foreign subsidiary through 2008, interest rate 6.45%	125	156	115	259
Notes payable by foreign subsidiary through February 2007, interest rates ranging from 4.58% to 4.67%	—	—	16	10

	$853	$7,080	$1,033	$12,223

(a)	The Company’s primary source of external financing is the Credit Agreement and its amendments (the “Credit Agreement”) with Maple Bank GmbH (“Maple” or “Lender”).

Effective July 1, 2005 the Credit Agreement with Maple was amended (the second amendment). This amendment reduced the interest rates for the fiscal year ended June 30, 2006. Borrowings under the credit facility are subject to a borrowing base and bear interest at a rate equal to the three-month Eurodollar rate (as defined in the Credit Agreement) plus: (i) 3.375% (5.125% for the fiscal year ended June 30, 2005) for loans denominated in U.S. dollars and (ii) 3.775% (5.525% for the fiscal year ended June 30, 2005) for loans denominated in Euros.

The credit facility is collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company’s inventory up to a maximum amount of $10,000. The Credit Agreement does not require the Company to meet any financial covenants, except for a limitation on annual capital expenditures, for which the Company received a waiver for the fiscal year ended June 30, 2006, however, it contains a material adverse effect clause, which provides that Maple would not be obligated to fund any loan, convert or continue any loan as a LIBOR loan or issue any new letters of credit in the event of a material adverse effect. Management does not anticipate that such an event will occur; however, there can be no assurance that such an event will not occur. In addition, the Credit Agreement granted to the lender an option to acquire a maximum of $5,000 of equity securities (as defined in the agreement) should the Company choose to issue any such equity securities.

(b)	Yen 300,000 term loan (approximately $2,298), which matures in December 2006 (the “Japanese Term Loan”). The Japanese Term Loan is subject to semi-annual principal payments of YEN 50,000 and bears interest at the Tokyo Inter Bank Offered Rate (“TIBOR”) plus 0.75%. The Company

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

received a waiver from Maple in connection with this loan, and received the proceeds in December 2003.

(c)	Yen 100,000 3-year term loan (approximately $882). Quarterly principal payment of Yen 8,333, interest rate at Tokyo Inter Bank offered rate (TIBOR) plus .075%. The Company entered into an interest rate swap that converts variable rate payable on the loan to fixed rate of 1.81% and has the same maturity date at the term loan.

(d)	Note is collateralized by buildings as outlined in the indenture relating to this note.

The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $35,744 as of June 30, 2006, including amounts available under the Maple Revolver. As of June 30, 2006, the Company had $14,075 outstanding under these credit facilities including $10,080 (including Letters of Credit) under the Maple Revolver and Term Loan.

Maturities of long-term debt in each fiscal year ending after June 30, 2006 are as follows:

Fiscal Year Ending June 30,	(in thousands)

2007	$853
2008	417
2009	6,663
2010	—
2011	—
2012 and thereafter	—

$7,933

Note 9 —	Taxes on Income:

Income (loss) before income taxes and the (benefit) provision for income taxes are comprised of:

	For the Years Ended June 30,
	2006	2005	2004
	(in thousands)

Income (loss) before income taxes:
Domestic	$1,184	$1,383	$749
Foreign	8,506	7,336	4,564

	$9,690	$8,719	$5,313

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

	For the Years Ended June 30,
	2006	2005	2004
	(in thousands)

(Benefit) provision for income taxes:
Currently payable:
Domestic	$(274)	$(55)	$19
Foreign	1,200	2,434	2,593

	926	2,379	2,612

Deferred:
Domestic	—	—	—
Foreign	2,506	1,305	(4,285)

	2,506	1,305	(4,285)

Total income (benefit) tax provision	$3,432	$3,684	$(1,673)

Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2006 and 2005 are as follows:

	For the Years Ended June 30,
	2006	2005
	(in thousands)

Deferred tax assets (liabilities):
Foreign tax credit carryforwards	$2,476	$2,476
Foreign net operating loss carryforwards	15,376	17,112
Domestic net operating loss carryforwards	3,376	5,606
Capital loss carryforwards	209	308
Inventories	849	1,776
Pension/deferred compensation	2,334	2,401
Other, deferred tax assets, individually less than 5%	2,258	2,087
Other deferred tax liabilities, individually less than 5%	(154)	(432)

Net deferred tax asset	26,724	31,334
Valuation allowance	(18,140)	(20,295)

Total net deferred tax assets	$8,584	$11,039

At June 30, 2006, net operating loss carryforwards of $53,506 and $9,378, respectively, may be available to reduce future foreign and domestic taxable income. The majority of the Company’s foreign net operating loss (“NOL”) carry-forwards have an indefinite carry-forward period, while the domestic NOLs begin to expire in June 2022. In addition, as of June 30, 2005, the Company has indefinite foreign capital loss carry-forwards available in the amount of $698.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The change in the valuation allowance for the period ended June 30, 2006 reflects utilization of net operating losses and other balance sheet changes for deferred tax assets and liabilities, primarily in the U.S., which carry a full valuation allowance.

The Company has not had to provide for income taxes on $27,857 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company’s intention to indefinitely reinvest those earnings.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based upon the probable outcomes of such matters. In addition, when applicable, the Company adjusts the previously recorded tax expense to reflect examination results.

The reconciliation of the computed “expected” provision (determined by applying the United States Federal statutory income tax rate of 34% to income before income taxes) to the actual tax provision is as follows:

	For the Years Ended June 30,
	2006	2005	2004
	(in thousands)

Computed “expected” tax benefit	$3,295	$2,964	$1,807
Permanent differences	718	3,162	2,190
Foreign withholding tax	—	—	332
Foreign income taxed at rates other than the U.S. statutory rate	153	467	100
Change in deferred tax asset valuation allowance, net of changes in other reserves	(757)	(2,949)	(8,463)
Expiration of foreign tax credits and capital loss carryforwards	—	—	2,395
Other reconciling items	23	40	(34)

Total income tax provision	$3,432	$3,684	$(1,673)

Note 10 —	Common Stock:

Except with respect to the election or removal of Directors, and certain other matters with respect to which Delaware law requires each class to vote as a separate class, the holders of the Company’s Class A Common Stock (“Class A”) and Class B Common Stock (“Class B”) vote as a single class on all matters, with each share of Class A having one vote per share and each share of Class B having ten votes per share.

With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company’s Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company’s Annual Meeting, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

having ten votes per share. As of June 30, 2006, the number of outstanding shares of Class B constituted approximately 8.3% of the total number of outstanding shares of both classes of Common Stock.

Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B.

In November 1999, the Company initiated a stock repurchase program. Under the program, the Company is authorized to utilize up to $5,000 to repurchase Class A shares. As of June 30, 2006, 818,300 shares of Class A and 25,000 shares of Class B had been repurchased for $1,784, of which $1,721 was used to purchase Class A and $63 was used to purchase Class B under this program. There was no activity under this repurchase program during the fiscal year ended June 30, 2006.

Note 11 —	Stock Based Compensation:

Stock based incentive awards are provided under the terms of the Company’s plans:

The 1986 Stock Option Plan, as amended and restated (the “1986 Plan”), allowed for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem Stock Appreciation Rights (“SARS”) to key employees for up to a total of 2,220,000 and 590,000 shares of Class A and Class B, respectively. All options became exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant. The 1986 Plan was terminated on October 14, 1996; however, outstanding options under the 1986 Plan continue to be subject to the terms thereof.

The 1990 Directors’ Stock Option Plan (the “1990 Plan”) provided for the granting, at fair market value on the date of grant, of non-qualified stock options to purchase up to a total of 100,000 shares of Class A and Class B to members of the Company’s Board of Directors who are not employees (“Eligible Directors”) of the Company. Grants were made on the third business day subsequent to each Annual Meeting of Stockholders to each Eligible Director for 1,000 shares of Class A and Class B in proportion to the number of shares of each such class then outstanding. Options granted under the 1990 Plan became exercisable twelve months after the date of grant. Unexercised options terminated nine months after termination of service of an Eligible Director. The 1990 Plan was terminated on November 12, 1998 in connection with the approval of the 1998 Non-Employee Directors’ Stock Option Plan (the “1998 Plan”); however, outstanding options under the 1990 Plan continue to be subject to the terms thereof.

The 1996 Stock Option Plan, as amended and restated (the “1996 Plan”) allows for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem SARS to employees and Eligible Directors for up to a total of 1,875,000 shares of Class A. Terms of grants under the 1996 Plan were similar to those under the 1986 Plan with regard to the exercise and termination of options. The 1996 Plan will terminate on November 18, 2006; however, outstanding options under the 1996 Plan will continue to be subject to the terms thereof.

The 1998 Non-Employee Directors’ Stock Option Plan provided for the granting, at fair market value on the date of grant, of options to Eligible Directors to purchase up to an aggregate of 250,000 shares of Class A. Under the 1998 Plan, each year, each Eligible Director received a grant of options to purchase 3,000 shares of Class A. The options vested one-third per year on each succeeding anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

grant. The 1998 Plan was terminated on November 21, 2002; however, outstanding options under the 1998 Plan will continue to be subject to the terms thereof.

The 2005 Equity Compensation Plan (the “2005 Plan”) was approved by the Company’s Board of Directors and its stockholders in November 2005. The 2005 Plan provides for the granting of a variety of awards to the Company’s employees, Eligible Directors and others who provide services to the Company, including stock-based incentives and cash-based incentives. The maximum aggregate number of shares that may be delivered to participants or their beneficiaries pursuant to all awards granted under the 2005 Plan is 1,200,000. During fiscal year 2006, an aggregate of 173,666 restrictive stock/units were issued under the 2005 Equity Compensation Plan. Canceled shares become available for future grants. Unless otherwise set forth in an award agreement, awards granted as an option to purchase shares shall vest in three equal annual installments commencing on the second anniversary of the date of such grant.

At June 30, 2006, the aggregate number of shares available for future grants under all the Company’s share-based compensation plans is 1,465,667. Effective with the termination of the 1996 Stock Option Plan, approximately 309,000 shares will no longer be available for future grants.

Stock Options

The following table summarizes activity under the plans during 2006, 2005 and 2004.

	The 1986 Plan					The 1990 Plan
				Weighted					Weighted
			Option Price	Average Price				Option Price	Average Price
	Class A	Class B	Range	A	B	Class A	Class B	Range	A	B

Outstanding at June 30, 2003	413,000	155,000	$3.00-$6.72	$4.07	$6.52	12,524	1,476	$2.56-$6.88	$4.59	$5.73

Granted Canceled	(210,000)		$3.88-$3.94	$3.88		(1,778)	(222)	$4.88-$6.09	$4.88	$6.09
Exercised

Outstanding at June 30, 2004	203,000	155,000	$3.00-$6.72	$4.28	$6.52	10,476	1,254	$2.56-$6.88	$4.55	$5.67

Granted Canceled	(20,000)	(50,000)	$4.88-$6.09	$4.88	$6.09	(2,691)	(309)	$5.00-$6.25	$5.00	$6.25
Exercised Outstanding at June 30, 2005	183,000	105,000		$4.21	$6.72	8,055	945		$4.40	$5.48

Granted Canceled	(97,000)	(105,000)	$3.00-$5.62	$5.28	$6.72	(2,694)	(306)	$5.50-$6.88	$5.50	$6.88
Exercised	(46,000)		$3.00	$3.00		(894)	(106)	$2.56-$3.20	$2.56	$3.20
Outstanding at June 30, 2006	40,000	0	$3.00	$3.00		4,467	533	$2.56-$6.41	$4.10	$5.13

Exercisable at June 30, 2006	40,000	0	$3.00	$3.00		4,467	533	$2.56-$6.41	$4.10	$5.13

	The 1996 Plan					The 1998 Plan
				Weighted					Weighted
			Option Price	Average Price				Option Price	Average Price
	Class A	Class B	Range	A	B	Class A	Class B	Range	A	B

Outstanding at June 30, 2003	654,000	0	$0.58-$5.50	$1.78	$0.00	48,000	0	$1.13-$5.50	$2.56	$0.00

Granted	360,000		$1.90-$1.93	$1.93
Canceled	(40,000)		$1.05-$1.93	$1.59		(6,000)		$1.50-$5.50	$3.75
Exercised	(22,499)		$1.05-$3.00	$1.48

Outstanding at June 30, 2004	951,501	0	$0.58-$5.50	$1.86	$0.00	42,000	0	$1.13-$5.50	$2.39	$0.00

Granted	390,000		$3.25-$3.41	$3.40
Canceled	(22,833)		$0.58-$3.41	$2.05
Exercised	(43,001)		$0.58-$1.05	$0.99		(3,000)			$1.13
Outstanding at June 30, 2005	1,275,667	0	$0.58-$5.50	$2.36	$0.00	39,000	0	$1.13-$5.50	$2.48	$0.00

Granted	105,000		$4.49	$4.49
Canceled	(10,500)		$1.05-$5.50	$2.32

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

	The 1996 Plan					The 1998 Plan
				Weighted					Weighted
			Option Price	Average Price				Option Price	Average Price
	Class A	Class B	Range	A	B	Class A	Class B	Range	A	B

Exercised	(153,664)		$0.82-$5.50	$1.79
Outstanding at June 30, 2006	1,216,503		$0.58-$5.60	$2.61		39,000	0	$1.13-$5.50	$2.48	$0.00

Exercisable at June 30, 2006	476,655	0	$0.58-$6.50	$2.06	$0.00	39,000	0	$1.13-$5.50	$2.48	$0.00

The aggregate intrinsic value of options exercised during the period ended June 30, 2006 was $693.

The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2005:

Options Outstanding				Options Exercisable
		Weighted	Weighted	Number	Weighted
Range of	Number of	Average	Average	of	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	Options	Contractual Life	Price	Options	Price

$0.58 – $3.75	1,123,503	6.5 years	$2.27	488,655	$1.69
$3.88 – $6.88	177,000	5.6 years	$4.89	72,000	$5.49

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2006 was $3,606 and $1,806, respectively.

Total unrecognized compensation costs related to non-vested stock option awards at June 30, 2006 is $680 and is expected to be recognized over the weighted average period of approximately 2.3 years.

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment” for all share based compensation plans, which requires entities to measure and recognize the cost of employee services received in exchange for award of equity instruments based on grant date fair value (see Notes to Consolidated Financial Statements No. 1). Compensation expense is recognized on a straight line basis over the requisite service period (generally four years) of the grant. Prior to fiscal year 2006, the Company applied the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and provided the required pro forma disclosures of SFAS 123 “Accounting for Stock Based Compensation”.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R)and Staff Accounting Bulletin 107 (SAB 107). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk free rate and the Company’s dividend yield. Estimates for fair value are not intended to predict actual future events or the value ultimately realized by employees or other recipients who receive equity awards.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used for options granted.

	For the Years Ended June 30,
	2006	2005	2004
		(in thousands)

Option term(2)	5	5	5
Volatility(1)	56.14	101.62	104.33
Risk free rate	4.7	3.47	3.29
Dividend yield	—	—	—
Weighted average fair value	$2.39	$2.61	$1.50

(1)	Prior to fiscal 2006, expected volatility was based on historical volatilities over the expected terms. With the adoption of SFAS 123(R) the Company continues to determine expected volatility based on historical volatilities but has incorporated adjustments associated with an unusually volatile period from its mean-reversion analysis for fiscal years commencing with 2006.

(2)	The option term is the number of years that the Company estimates, based on history, that options will be outstanding prior to exercise.

Restricted Stock

During the year ended June 30, 2006, the Company began issuing restricted stock shares/units which are restricted for a period of three years from the date of grant. The Company granted 143,666 and 30,000 restricted stock shares/units during the year ended June 30, 2006. The market values of the common stock at the date of grant were $3.79 and $5.25 per share, respectively. Compensation expense of $125 was recognized during the period ended June 30, 2006. The aggregate unrecognized compensation costs related to the non-vested restricted grants at June 30, 2006 was $577 and is expected to be recognized over a weighted-average period of approximately 2.5 years.

The following reflects share based compensation costs and the net income and net income per share effects of the adoption of SFAS 123(R) for the year ended June 30, 2006 and the pro forma disclosure effects on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended June 30, 2005 and 2004. For purposes of pro forma disclosure the estimated fair value of the options is amortized to expense over the option’s vesting period.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

	For the Years Ended June 30,
	2006		2005 pro forma	2004 pro forma
	(in thousands)

Net income as reported	$6,258		$5,035	$6,986
Add: stock-based employee compensation expense included in net income, net of related tax effects $0 (operating income pre-tax effect $466)	$466	*	$—	$—
Deduct: stock-based employee compensation expense determined as if fair value was used for all years presented, net of related tax effects	$(466	)*	$(54)	$(103)
Net income	$6,258		$4,981	$6,883
Income per share:
Basic — as reported	$0.42		$0.34	$0.47
Diluted — as reported	$0.40		$0.33	$0.46
Basic — pro forma	$0.42		$0.33	$0.46
Diluted — pro forma	$0.40		$0.33	$0.45

*	includes expense of $191 for unvested options at July 1, 2005, restricted stock/units $125, and $50 for options granted during fiscal year 2006.

Note 12 — Supplemental Compensation:

In the U.S., the Company maintains the Baldwin Technology Profit Sharing and Savings Plan. The Company matches up to 5% of eligible compensation and the participants’ interest in the Company’s contribution vest immediately. Participant contributions are made on a weekly basis, while the Company’s matching contributions are made on a quarterly basis. Employer contributions charged to income were $169, $131 and $23 respectively for the fiscal years ended June 2006, 2005 and 2004.

The assets of the plan are invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company, which constituted approximately 6% of the total assets of the Plan at June 30, 2006.

Certain subsidiaries and divisions within Europe maintain pension plans. The assets of the following plans are invested primarily in insurance contracts, government securities, and guaranteed investment contracts. Amounts expensed under these plans were as follows:

	For the Years Ended June 30,
	2006	2005	2004
	(in thousands)

Baldwin Germany GmbH	$297	$266	$241
Baldwin IVT AB	34	36	35
Baldwin Jimek AB	58	64	67
Baldwin UK Ltd.	66	61	61
Baldwin Globaltec Ltd.	9	9	7

Total expense	$464	$436	$411

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

The amount of expense relating to the European pension plans is determined based upon, among other things, the age, salary and years of service of employees covered by the plans. The Company’s German, English and Swedish subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.

In Germany, there is currently one pension plan covering two former employees, and the Company’s Japanese subsidiary maintains a retirement plan covering all employees. These defined benefit plans provide for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability, and are partially funded by insurance contracts.

The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

	For the Years Ended June 30,
	2006	2005	2004
	(in thousands)

Service cost — benefits earned during the year	$248	$261	$265
Interest on projected benefit obligation	46	63	58
Annual return on plan assets	(4)	(1)	(2)
Amortization of transition obligation	14	14	12
Amortization of net actuarial (gain)	(23)	(10)	(32)

Net periodic pension expense	$281	$327	$301

	For the Years Ended June 30,
	2006	2005	2004
	(in thousands)

Funded status (plan assets less than plan obligations)	$(1,254)	$(1,380)	$(1,658)
Unrecognized net loss (gain) from past experience different from changes in assumptions	170	116	109
Unrecognized transition obligation	(4)	9	21
Additional minimum pension liability	(185)	(123)	(100)

Accrued benefit cost in other long term liabilities	$(1,273)	$(1,378)	$(1,628)

Weighted average actuarial assumptions:
Discount rate	1.75% – 5.00%	1.75% – 7.50%	1.75% – 7.50%
Rate of increase in compensation levels	0.00% – 0.00%	0.00% – 3.00%	0.00% – 3.00%
Expected rate of return on plan assets	1.00% – 4.50%	1.00% – 7.00%	1.00% – 7.00%

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

	For the Years Ended June 30,
	2006	2005	2004
	(in thousands)

Projected benefit obligation — beginning of year	$2,454	$2,447	$2,195
Service cost — benefits earned during the year	248	250	270
Interest on projected benefit obligation	46	62	58
Actuarial (gain) loss	35	2	(12)
Benefits paid	(96)	(273)	(272)
Foreign currency rate changes	(61)	(34)	208

Projected benefit obligation — end of year	$2,626	$2,454	$2,447

	For the Years Ended June 30,
	2006	2005	2004
	(in thousands)

Fair value of plan assets — beginning of year	$1,074	$789	$718
Actual return on plan assets	3	(1)	(1)
Contributions to the plan	420	360	275
Benefits paid	(96)	(60)	(273)
Foreign currency rate changes	(29)	(14)	70

Fair value of plan assets — end of year	$1,372	$1,074	$789

For funded plans with Accumulated Benefit Obligation (“ABO”) in excess of the fair value of plan assets, SFAS No. 87 requires that the Company record on its consolidated balance sheets a minimum pension liability amount such that the Company’s net pension liability is at least equal to the amount of the under-funded ABO. Net pension liability is the excess of pension liabilities over prepaid pension assets, on the Company’s balance sheet. When recording a minimum pension liability, SFAS No. 87 requires the Company to record a corresponding intangible asset equal to the amount of any unrecognized prior service cost, with the remainder, if any, charged to other comprehensive income in shareholders’ equity. Therefore, the recording of this additional minimum pension liability has no impact on the Company’s income from operations. At June 30, 2006, the Company’s Japanese subsidiary, with an ABO of approximately $2,463, required an additional minimal liability recognition of $185.

Undiscounted benefit amounts expected to be paid for each of the next five successive fiscal years and for the aggregate next five years thereafter are as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)

2007	$148
2008	$355
2009	$560
2010	$236
2011	$289
Aggregate for 2012 through 2015	$1,481

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

The amount expected to be contributed by the Company to its defined benefit pension plans during fiscal year 2007 is approximately $420.

The Company also has a non-qualified Supplemental Executive Retirement Plan (SERP). The SERP provides pension benefits to eligible executives, based on average earnings, years of service and age at retirement. In March 2006, the Company established a rabbi trust and contributed $500 to partially fund the SERP. The total cost of this plan for the years ended June 30, 2006, 2005 and 2004 was $746, $482 and $307, respectively. At June 30, 2006 and 2005 the benefit obligation in other long-term liabilities was $3,576 and $2,934, respectively.

Note 13 — Commitments and Contingencies:

Future minimum annual lease payments under capital leases are as follows at June 30, 2006:

Fiscal Years Ending June 30,	Amount
(in thousands)

2007	132
2008	119
2009	113
2010	100
2011	61
2012	6

Present value of minimum lease payments (net of $36 with interest)	$531

At June 30, 2006, $401 ($78 at June 30, 2005) was included in “Other long-term liabilities” representing the long-term portion of the present value of minimum lease payments, and $131 ($87 at June 30, 2005) was included in “Other accounts payable and accrued liabilities” representing the current portion of the present value of minimum lease payments.

During the fiscal year ended June 30, 2003, the Company entered into an agreement with a strategic advisor to provide consultation services to the Company as it explored various financing and strategic alternatives. The agreement, which provided for a monthly fee to the advisor and a success fee or termination fee, was terminated during fiscal 2004. For the fiscal year ended June 30, 2004 and 2003, the Company expensed, in “Other expense (income), net”, approximately $570 and $500, respectively, associated with these services.

During the fiscal year ended June 30, 2003, the Company entered into an agreement with a second strategic advisor to provide consultation services. The agreement was terminated in June 2003, and the unpaid portion of the contingent transaction fee was converted into a promissory note payable in the amount of $412, which bore interest at a rate of 20% per annum. The promissory note was paid in full during 2004. For the fiscal year ended June 30, 2003, the Company expensed, in “Other expense (income), net”, approximately $564 (including the principal amount related to the promissory note) associated with these services.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

Rental expense on operating leases amounted to approximately $4,602, $4,524 and $4,675 for the years ended June 30, 2006, 2005 and 2004, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2006 are as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)

2007	$6,266
2008	$3,588
2009	$2,761
2010	$1,796
2011	$1,594
2012 and thereafter	$9,620

From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Note 14 —	Related Parties:

In accordance with the terms of the employment agreement between the Company and Gerald A. Nathe, Chairman, then President and Chief Executive Officer of the Company, the Company loaned Mr. Nathe $1,817 to enable Mr. Nathe to purchase 315,144 shares of Class B from a non-employee shareholder in November 1993 in exchange for an interest-bearing recourse demand promissory note for said amount. The note was collateralized by the shares pursuant to a loan and pledge agreement between Mr. Nathe and the Company dated November 30, 1993, as amended and restated on November 25, 1997.

In February, 2002, the Company amended Mr. Nathe’s employment agreement and the loan and pledge agreement, and, following repayment by Mr. Nathe of a portion of the principal on the loan, Mr. Nathe issued a substitute recourse demand promissory note for $1,500, the outstanding principal balance on the date thereof, with interest payable annually at an annual rate of 5%. In August, 2002, the Company amended Mr. Nathe’s employment agreement, the loan and pledge agreement, and the promissory note, to evidence reduction of the outstanding principal and interest due from Mr. Nathe on the loan by $750 in exchange for an equal reduction in deferred compensation payments to be made by the Company to Mr. Nathe. The reduction represented the then present value of a portion of Mr. Nathe’s deferred compensation benefit that had accrued to Mr. Nathe. Mr. Nathe was responsible for his personal taxes on this exchange. In February 2006, Mr. Nathe repaid an additional $50 of principal on the loan and in May 2006, Mr. Nathe transferred to the Company 121,806 shares of Class B common stock of the Company in full payment of the unpaid principal amount of $700 and accrued interest on the note.

The maximum amount of the loan outstanding including interest during the fiscal years ended June 30, 2006 and 2005 was $809 and 876, respectively.

Samuel B. Fortenbaugh III, a Director of the Company since 1987, has rendered legal services to the Company since September 2002. During the fiscal year ended June 30, 2006, the Company paid $86 ($54 for the year ended June 30, 2005) to Mr. Fortenbaugh for legal services rendered. Prior to September 2002, Mr. Fortenbaugh was a partner of the law firm of Morgan Lewis & Bockius LLP, which firm has rendered legal services to the Company since 1980.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

Note 15 —	Goodwill and Other Intangible Assets:

The changes in the carrying amount of goodwill for each of the fiscal years ended June 30, 2006 and 2005 are as follows:

Activity in the fiscal year ended June 30, 2006 was as follows:

	Gross	Accumulated	Net
	Carrying Amount	Amortization	Book Value
	(in thousands)

Balance as of June 30, 2005	$14,378	$3,456	$10,922

Effects of currency translation	100	(37)	137

Balance as of June 30, 2006	$14,478	$3,419	$11,059

Activity in the fiscal year ended June 30, 2005 was as follows:

	Gross	Accumulated	Net
	Carrying Amount	Amortization	Book Value
	(in thousands)

Balance as of June 30, 2004	$14,620	$3,516	$11,104
Effects of currency translation	(242)	(60)	(182)

Balance as of June 30, 2005	$14,378	$3,456	$10,922

Intangible assets subject to amortization at June 30, 2006 were comprised of the following:

	As of June 30, 2006		As of June 30, 2005
Amortized Intangible	Gross	Accumulated	Gross	Accumulated
Assets:	Carrying Amount	Amortization	Carrying Amount	Amortization
	(in thousands)		(in thousands)

Patents and Trademarks	$7,686	$4,996	$7,120	$4,559
Other (included in other assets)	1,397	778	937	746

Total	$9,083	$5,774	$8,057	$5,305

The weighted average life for intangible assets at June 30, 2006 was 12 years and amortization expense for the fiscal year ended June 30, 2006 was $488, $460 for fiscal year ended June 30, 2005 and $532 for fiscal year ended June 30, 2004.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Years Ending June 30,	Amount
(In thousands)

2007	$462
2008	$419
2009	$397
2010	$380
2011	$323

Note 16 —	Legal Proceedings and Settlements:

On November 14, 2002, the Dusseldorf Higher Regional Court (“DHRC”) announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG (“Technotrans”). Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans also filed to revoke the Company’s patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company’s patent. Technotrans has also appealed that judgment to the German Supreme Court in Karlsruhe. That court has not yet reached a decision on either of those appeals. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment. On May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of Baldwin Technology Company, Inc. filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $41,000,000) as a result of the patent infringement. The Dusseldorf Court suspended proceedings in the damages claim until such time as a decision is reached by the German Supreme Court in Karlsruhe on the appeal of the DHRC decision. That appeal has been suspended until the Supreme Court rules on the invalidity action, which decision is expected some time in 2007.

On September 3, 2003, Gus A. Paloian, as the Chapter 7 Trustee of the Bankruptcy Estate of GGSI Liquidation, Inc., (formerly Goss Graphics Systems, Inc.) filed a complaint in Federal Bankruptcy Court against Enkel Corporation, a subsidiary of the Company which prior to the sale of substantially all of its assets in September 2001, had operations in Illinois. The complaint seeks to avoid and recover transfers made to or for the benefit of, and to disallow claims, if any, filed by Enkel Corporation, claiming the return of an aggregate amount of $929,421.75 as “Transfers” made during a “Preference Period” on or within ninety (90) days before GGSI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 10, 2001. The Company believes the claims made by the Trustee are without merit; however, on August 21, 2006, the parties reached a settlement in principal under which the Company will pay $40,000 in exchange for a full release, subject to finalizing a settlement agreement and approval of the settlement by the Bankruptcy Court.

Note 17 — Warranty Costs:

The Company’s standard contractual warranty provisions are to repair or replace, at the Company’s option, product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs, reported in “other accounts payable and accrued

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

liabilities”, at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separate from the percent of revenue discussed above.

Warranty Amount
(in thousands)

Warranty reserve at June 30, 2004	$2,714
Additional warranty expense accruals	4,711
Payments against reserve	(4,514)
Effects of currency rate fluctuations	(71)

Warranty reserve at June 30, 2005	$2,840
Additional warranty expense accruals	3,944
Payments against reserve	(3,897)
Effects of currency rate fluctuations	162

Warranty reserve at June 30, 2006	$3,049

Note 18 — Quarterly Financial Data (unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2006 and 2005 are as follows (in thousands, except per share data):

	Quarter
Fiscal Year Ended June 30, 2006	First	Second	Third	Fourth

Net sales	$42,645	$43,826	$45,447	$47,462
Cost of goods sold	28,589	29,040	30,384	31,059

Gross profit	14,056	14,786	15,063	16,403
Operating expenses	11,902	12,421	12,143	13,241
Interest expense, net(1)	298	249	256	271
Other (income) expense, net(2)	(161)	(21)	(74)	93

Income before income taxes	2,017	2,137	2,738	2,798
Provision for income taxes	824	754	993	861

Net income	$1,193	$1,383	$1,745	$1,937

Net income per share:
Net income per share — basic	$0.08	$0.09	$0.12	$0.13
Net income per share — diluted	$0.08	$0.09	$0.11	$0.12

Weighted average shares outstanding:
Basic	14,923	14,953	14,966	15,022

Diluted	15,474	15,666	15,806	15,905

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

	Quarter
Fiscal Year Ended June 30, 2005	First	Second	Third	Fourth

Net sales	$39,997	$41,232	$43,673	$48,283
Cost of goods sold	27,906	28,525	29,232	30,285

Gross profit(4)	12,091	12,707	14,441	17,998
Operating expenses	10,691	11,446	12,345	13,727
Restructuring charges(3)	—	—	(338)	—
Interest expense, net(1)	929	541	436	401
Other (income) expense, net(2)	(767)	(626)	(375)	108

Income before income taxes	1,238	1,346	2,373	3,762
Provision for income taxes	519	558	864	1,743

Net income	$719	$788	$1,509	$2,019

Net income per share:
Net income per share — basic	$0.05	$0.05	$0.10	$0.14
Net income per share — diluted	$0.05	$0.05	$0.10	$0.13

Weighted average shares outstanding:
Basic	14,873	14,901	14,911	14,911

Diluted	15,351	15,319	15,274	15,278

(1)	Interest expense reflects the amended credit facility with Maple and lower overall debt levels.

(2)	Other (income) expenses reflects reduced royalty income from patents which expired in February 2005.

(3)	Reversal of restructuring charges relates to previously accrued expenses, which will not be incurred due to relocation of the Company’s corporate offices during the third quarter.

(4)	Fourth quarter gross margin was favorably impacted 1% due to customer cost reimbursement for an order which was substantially modified.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no Form 8-Ks filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

Item 9A.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e)) designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year June 30, 2006, the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. No changes were made to the Company’s internal control over financial reporting during the year ended June 30, 2006, that have materially effected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its annual report for the fiscal year ending June 30, 2007 (2008 if the Company continues as a non-accelerated filer at December 31, 2006) and in subsequent annual reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 (2008 if the Company continues as a non-accelerated filer at December 31, 2006), including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has initiated a process to document and evaluate and test its internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, 13

Information required under these items is contained in the Company’s 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end; accordingly, this information is therefore incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning fees billed by PricewaterhouseCoopers LLP, Baldwin’s independent registered public accounting firm, during the fiscal years ended June 30, 2006 and 2005 is incorporated herein by reference to Baldwin’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

(a)(2) The following is a list of financial statement schedules filed as part of this Report:

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	61
Schedule II — Valuation and Qualifying Accounts	62

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) The following is a list of all exhibits filed as part of this Report:

INDEX TO EXHIBITS

3.1		Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 4, 1986. Filed as Exhibit 3.1 to the Company’s registration statement (No. 33-10028) on Form S-1 and incorporated herein by reference.
3.2		Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1988. Filed as Exhibit 3.2 to the Company’s Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.
3.3		Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 20, 1990. Filed as Exhibit 3.3 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
3.4		By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Registration Statement (No. 33-10028) on Form S-1 and incorporated herein by reference.
10	.1*	Baldwin Technology Company, Inc. Amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company’s Registration Statement (No. 33-31163) on Form S-1 and incorporated herein by reference.
10	.2*	Amendment to the Baldwin Technology Company, Inc. amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10	.3*	Baldwin Technology Company, Inc. 1990 Directors’ Stock Option Plan. Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10	.4*	Baldwin Technology Company, Inc. 1996 Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1996 Proxy Statement and incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

10	.5*	Baldwin Technology Company, Inc. 2005 Equity Compensation Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 2005 Proxy Statement and incorporated herein by reference.
10.7		Agreement effective as of July 1, 1990 between Baldwin Technology Corporation, Baldwin Graphic Systems, Inc. and Harold W. Gegenheimer, as guaranteed by Baldwin Technology Company, Inc. Filed as Exhibit 10.6 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10.8		Amendment to Agreement between Harold W. Gegenheimer, Baldwin Technology Corporation, Baldwin Graphic Systems, Inc, and Baldwin Technology Company, Inc. effective as of November 22, 2004. Filed as Exhibit 10.8 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 2005 and incorporated herein by reference.
10	.9*	Baldwin Technology Company Inc. 2007 Management Incentive Compensation Plan. Filed as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K dated August 17, 2006 and incorporated herein by reference.
10.11		Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10	.27*	Baldwin Technology Company, Inc. 1998 Non-Employee Directors’ Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1998 Proxy Statement and incorporated herein by reference.
10	.41*	Employment Agreement dated and effective as of March 19, 2001 between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.41 to the Company’s report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
10	.44*	Employment Agreement dated June 8, 2001 and effective as of June 18, 2001 between Baldwin Technology Company, Inc. and Vijay C. Tharani. Filed as Exhibit 10.44 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.
10	.49*	Employment Agreement dated September 19, 2001 and effective as of November 1, 2001 between Baldwin Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.49 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.
10	.50*	Amendment to Employment Agreement dated February 26, 2002 and effective November 14, 2001 between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.50 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
10	.53*	Baldwin Technology Profit Sharing and Savings Plan as amended. Filed as Exhibit 10.53 to the Company’s Report on Form 10-K for the year ended June 30, 2003.
10	.54*	Baldwin Technology Management Incentive Compensation Plan. Filed as Exhibit 10.54 to the Company’s Report on Form 10-K for the year ended June 30, 2002.
10	.59*	Amendment to Employment Agreement dated and effective May 12, 2003 between Baldwin Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.60 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003.
10	.61*	Amendment to Employment Agreement dated and effective August 13, 2002 between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.61 to the Company’s Report on Form 10-K for the year ended June 30, 2004.

10	.62*	Amendment to Employment Agreement dated July 11, 2003 and effective July 1, 2003 between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.62 to the Company’s Report on Form 10-K for the year ended June 30, 2004.
10.63		Credit Agreement among Baldwin Europe Consolidated, B.V., as Borrower, and Baldwin Technology Company, Inc., as Parent, Guarantor and Borrower Representative, and Baldwin Americas Corporation, Baldwin Europe Consolidated Inc., Baldwin Asia Pacific Corporation, Baldwin Graphic Systems, Inc., Baldwin Germany GmbH, Baldwin U.K. Holding Limited, Baldwin (U.K) Ltd., Acrotec UK Ltd., Baldwin Globaltec Ltd., Baldwin Sweden Holding AB, Baldwin IVT AB, Baldwin Jimek AB, Japan-Baldwin Ltd., as Guarantors, and Maple Bank GmbH, as Lender, dated as of July 25, 2003. Filed as Exhibit 10.64 to the Company’s Current Report on Form 8-K dated August 18, 2003.
10	.64*	Amendment to Employment Agreement dated and effective November 11, 2003 between Baldwin Technology Company, Inc. and Vijay C. Tharani. Filed as Exhibit 10.64 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2003.
10.66		Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.66 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2003.
10	.67*	Amendment to the Employment Agreement dated and effective February 10, 2004 between Karl Puehringer and the Company. Filed as Exhibit 10.67 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004.
10	.68*	Employment Agreement dated and effective September 1, 2004 between Baldwin Technology Company, Inc. and Shaun J. Kilfoyle filed as Exhibit 10.68 to the Company’s Report on Form 10-K for the year ended June 30, 2004.
10.69		First Amendment to Credit Agreement among Baldwin Europe Consolidated B.V., as Borrower, Baldwin Technology Company, Inc., as Parent, Guarantor and Borrower Representative, Baldwin Americas Corporation, Baldwin Europe Consolidated Inc., Baldwin Asia Pacific Corporation, Baldwin Graphic Systems, Inc., Baldwin Germany GmbH, Baldwin U.K. Holding Limited, Baldwin (U.K.) Ltd., Acrotec UK Ltd., Baldwin Globaltec Ltd., Baldwin Sweden Holding AB, Baldwin IVT AB, Baldwin Jimek AB, Japan-Baldwin Ltd., as Guarantors, and Maple Bank GmbH, as Lender, dated as of September 9, 2004. Filed as Exhibit 10.69 to the Company’s Current Report on Form 8-K dated September 20, 2004.
10	.70*	Employment Agreement between Baldwin Technology Company, Inc. and Karl S. Puehringer, dated as of August 17, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2005.
10	.71*	Amendment to Employment Agreement between Baldwin Technology Company, Inc. and Gerald A. Nathe, dated August 17, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2005.
10.72		Second Amendment and Waiver to Credit Agreement among Baldwin Europe Consolidated B.V., as Borrower, Baldwin Technology Company, Inc., as Parent, Guarantor and Borrower Representative, Baldwin Americas Corporation, Baldwin Europe Consolidated Inc., Baldwin Asia Pacific Corporation, Baldwin Graphic Systems, Inc., Baldwin Germany GmbH, Baldwin U.K. Holding Limited, Baldwin (U.K.) Ltd., Acrotec UK Ltd., Baldwin Globaltec Ltd., Baldwin Sweden Holding AB, Baldwin IVT AB, Baldwin Jimek AB, Japan-Baldwin Ltd., as Guarantors, and Maple Bank GmbH, as Lender, dated as of July 1, 2005, filed as Exhibit 10.72 to the Company’s Current Report on Form 8-K dated September 9, 2005.

10	.73*	Amendment to Employment Agreement between Baldwin Technology Company, Inc. and Gerald A. Nathe, dated November 14, 2005. Filed as Exhibit 10.73 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005 and incorporated herein by reference.
10	.74*	Amendment to Employment Agreement between the Company and Karl Puehringer dated November 14, 2005. Filed as Exhibit 10.74 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005 and incorporated herein by reference.
10	.75*	Retirement Allowance Plan for Representative Directors and Directors of Baldwin-Japan Ltd. Filed as Exhibit 10.75 to the Company’s Report on Form 10-Q for the Quarter ended December 31, 2005 and incorporated herein by reference.
21	.	List of Subsidiaries of Registrant (filed herewith).
23	.	Consent of PricewaterhouseCoopers LLP (filed herewith).
28	.	Post-effective Amendment to the Company’s previously filed Form S-8’s, Nos. 33-20611 and 33-30455. Filed as Exhibit 28 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
31.01		Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.02		Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.01		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.02		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
99	.	Company statement regarding the Private Securities Litigation Reform Act of 1995, “Safe Harbor for Forward-Looking Statements” (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
(Registrant)

By:	/s/ GERALD A. NATHE
Gerald A. Nathe
(Chairman of the Board)

Dated: September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD A. NATHE Gerald A. Nathe	Chairman of the Board and Chief Executive Officer	September 28, 2006

/s/ KARL S. PUEHRINGER Karl S. Puehringer	President and Chief Operating Officer	September 28, 2006

/s/ VIJAY C. THARANI Vijay C. Tharani	Vice President, Chief Financial Officer and Treasurer	September 28, 2006

/s/ LEON RICHARDS Leon Richards	Controller and Chief Accounting Officer	September 28, 2006

/s/ MARK T. BECKER Mark T. Becker	Director	September 28, 2006

/s/ ROLF BERGSTROM Rolf Bergstrom	Director	September 28, 2006

/s/ SAMUEL B. FORTENBAUGH III Samuel B. Fortenbaugh III	Director	September 28, 2006

/s/ AKIRA HARA Akira Hara	Director	September 28, 2006

/s/ JUDITH A. MULHOLLAND Judith A. Mulholland	Director	September 28, 2006

/s/ RONALD B. SALVAGIO Ronald B. Salvagio	Director	September 28, 2006

Signature	Title	Date

/s/ FREDERICK WESTLAKE Frederick Westlake	Director	September 28, 2006

/s/ RALPH R. WHITNEY, JR. Ralph R. Whitney, Jr.	Director	September 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
BALDWIN TECHNOLOGY COMPANY, INC.

Our audits of the consolidated financial statements of Baldwin Technology Company, Inc. referred to in our report dated September 28, 2006 appearing in the 2006 Annual Report to Shareholders of Baldwin Technology Company, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  signature
PricewaterhouseCoopers LLP

Stamford, Connecticut
September 28, 2006

SCHEDULE II

BALDWIN TECHNOLOGY COMPANY, INC

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
	of Period	Expenses	Deduction		of Period

Year ended June 30, 2006
Allowance for doubtful accounts (deducted from accounts receivable)	$1,962	$158	$668	(2)	$1,452
Allowance for obsolete inventories (deducted from inventories)	$3,878	$563	$523		$3,918
Year ended June 30, 2005
Allowance for doubtful accounts (deducted from accounts receivable)	$2,155	$99	$292		$1,962
Allowance for obsolete inventories (deducted from inventories)	$3,450	$506	$78		$3,878
Year ended June 30, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$2,286	$109	$240		$2,155
Allowance for obsolete inventories (deducted from inventories)	$4,069	$631	$1,250	(1)	$3,450

(1)	The reduction in allowance for obsolete inventory for the fiscal year ended June 30, 2004 reflects a disposition of previously reserved inventory related to Baldwin Enkel of $1,235.
(2)	The reduction in allowance for doubtful accounts primarily reflects previously identified and specifically reserved accounts receivable in Sweden.