Form 10-Q
period 2006-09-30
BALDWIN TECHNOLOGY CO INC
filed 2006-11-14
CIK 805792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[Mark one]

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For quarter ended September 30, 2006

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

                                                                  YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Outstanding at
        Class          October 31, 2006
        -----          ----------------
Class A Common Stock
   $0.01 par value       13,908,457
Class B Common Stock
   $0.01 par value        1,233,411

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                            Page
                                                                           -----
Part I  Financial Information

        Item 1  Financial Statements

                Consolidated Balance Sheets at September 30, 2006
                (unaudited) and June 30, 2006                                1-2

                Consolidated Statements of Income for the three months
                ended September 30, 2006 (unaudited) and 2005
                (unaudited)                                                    3

                Consolidated Statements of Changes in Shareholders'
                Equity for the three months ended September 30, 2006
                (unaudited)                                                    4

                Consolidated Statements of Cash Flows for the three
                months ended September 30, 2006 (unaudited) and 2005
                (unaudited)                                                  5-6

                Notes to Consolidated Financial Statements (unaudited)      7-11

        Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        12-16

        Item 3  Quantitative and Qualitative Disclosures About Market
                Risk                                                          16

        Item 4  Controls and Procedures                                       16

Part II Other Information

        Item 1A Risk Factors                                                  17

        Item 2  Unregistered Sales of Equity Securities and Use of
                Proceeds                                                      17

        Item 6  Exhibits                                                      17

Signatures                                                                    18

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              September 30, 2006   June 30, 2006
                                                              ------------------   -------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 14,696          $ 14,986
   Accounts receivable trade, net of allowance for doubtful
      accounts of $1,473 ($1,452 at June 30, 2006)                   34,652            32,602
   Notes receivable, trade                                            6,787             7,260
   Inventories                                                       23,120            22,657
   Deferred taxes, net                                                  521               475
   Prepaid expenses and other                                         3,914             4,799
                                                                   --------          --------
      Total Current Assets                                           83,690            82,779
                                                                   --------          --------
MARKETABLE SECURITIES:
   Cost $565 at September 30, 2006 ($573 at June 30, 2006)              766               760
                                                                   --------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land and buildings                                                 1,004             1,024
   Machinery and equipment                                            2,785             2,674
   Furniture and fixtures                                             4,026             4,023
   Capital leases                                                       228               287
                                                                   --------          --------
                                                                      8,043             8,008
   Less: Accumulated depreciation and amortization                   (4,490)           (4,391)
                                                                   --------          --------
Net Property, plant and equipment                                     3,553             3,617
                                                                   --------          --------
PATENTS, TRADEMARKS AND ENGINEERING DRAWINGS, at
   cost, less accumulated amortization of $5,083
   ($4,996 at June 30, 2006)
                                                                      2,648             2,690
GOODWILL, less accumulated amortization of $3,336
   ($3,419 at June 30, 2006)
                                                                     10,896            11,059
DEFERRED TAXES, NET                                                   7,975             8,109
OTHER ASSETS                                                          2,261             3,749
                                                                   --------          --------
TOTAL ASSETS                                                       $111,789          $112,763
                                                                   ========          ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       September 30, 2006   June 30, 2006
                                                       ------------------   -------------
                                                           (unaudited)
CURRENT LIABILITIES:
   Loans payable                                            $  3,386          $  2,622
   Current portion of long-term debt                             828               853
   Accounts payable, trade                                    16,728            16,809
   Notes payable, trade                                        6,189             7,987
   Accrued salaries, commissions, bonus and
      profit-sharing                                           6,065             7,998
   Customer deposits                                           5,256             4,113
   Accrued and withheld taxes                                  1,493             2,036
   Income taxes payable                                        1,488             1,015
   Other accounts payable and accrued liabilities              9,796             9,581
                                                            --------          --------
         Total current liabilities                            51,229            53,014
                                                            --------          --------
LONG TERM LIABILITIES:
   Long-term debt                                              6,912             7,080
   Other long-term liabilities                                 6,708             6,736
                                                            --------          --------
         Total long-term liabilities                          13,620            13,816
                                                            --------          --------
         Total liabilities                                    64,849            66,830
                                                            --------          --------
SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000
      shares authorized, 17,431,215 shares issued
      at September 30, 2006 and 17,376,215 shares
      issued at June 30, 2006                                    174               174
   Class B Common Stock, $.01 par, 4,500,000
      shares authorized, 1,527,681 shares issued
      at September 30, 2006 and 1,537,681 shares
      issued at June 30, 2006                                     15                15
   Capital contributed in excess of par value                 58,229            57,943
   Accumulated deficit                                           (48)           (1,374)
   Accumulated other comprehensive income                      2,021             2,626
   Less: Treasury stock, at cost:
      Class A - 3,630,202 shares at September 30,
         2006 and June 30, 2005
      Class B - 294,270 shares at September 30,
         2006 and June 30, 2005                              (13,451)          (13,451)
                                                            --------          --------
         Total shareholders' equity                           46,940            45,933
                                                            --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $111,789          $112,763
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           For the three months
                                            ended September 30,
                                           --------------------
                                              2006      2005
                                            -------   -------
Net Sales                                   $43,207   $42,645
Cost of goods sold                           28,945    28,589
                                            -------   -------
Gross Profit                                 14,262    14,056
                                            -------   -------
Operating Expenses:
   General and administrative                 4,879     4,688
   Selling                                    3,291     3,434
   Engineering and development                3,977     3,780
                                            -------   -------
                                             12,147    11,902
                                            -------   -------
Operating income                              2,115     2,154
                                            -------   -------
Other (income) expense:
   Interest expense                             224       298
   Interest income                              (31)      (28)
   Royalty income, net                           --      (200)
   Other (income) expense, net                 (226)       67
                                            -------   -------
                                                (33)      137
                                            -------   -------
   Income before income taxes                 2,148     2,017
Provision for income taxes                      822       824
                                            -------   -------
Net income                                  $ 1,326   $ 1,193
                                            =======   =======
Net income per share - basic and diluted
   Income per share - basic                 $  0.09   $  0.08
   Income per share - diluted               $  0.08   $  0.08
                                            =======   =======
Weighted average shares outstanding:
   Basic                                     15,003    14,923
                                            =======   =======
   Diluted                                   15,726    15,474
                                            =======   =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)

                     Class A           Class B        Capital             Accumulated
                   Common Stock     Common Stock    Contributed               Other         Treasury Stock
                ----------------- -----------------  In Excess   Retained Comprehensive --------------------- Comprehensive
                  Shares   Amount   Shares   Amount    of Par     Deficit     Income       Shares     Amount      Income
                ---------- ------ ---------- ------ -----------  -------- ------------- ----------- --------- -------------
Balance at
   June 30,
   2006         17,376,215   $174 1,537,681    $15    $57,943    $(1,374)     $2,626    (3,924,472) $(13,451)

Net income for
   the three
   months
   ended
   September
   30, 2006                                                        1,326                                          $1,326

Translation
   adjustment                                                                   (556)                               (556)

Unrealized
   gain on
   available-
   for-sale
   securities,
   net of tax                                                                      8                                   8

Amortization
   stock
   based
   compensation                                           150

Unrealized
   loss on
   forward
   contracts,
   net of tax                                                                   (145)                               (145)

Minimum
   pension
   liability                                                                      88                                  88
                                                                                                                  ------

Comprehensive
   income                                                                                                         $  721
                                                                                                                  ======

Shares
   converted
   Class B to
   Class A          10,000         (10,000)

Shares issued
   under
   stock
   option plan      45,000                                136
                ----------  ----  ---------    ---    -------    -------      ------    ----------  --------
Balance at
   September
   30, 2006     17,431,215  $174  1,527,681    $15    $58,229    $   (48)     $2,021    (3,924,472) $(13,451)
                ==========  ====  =========    ===    =======    ========     ======    ==========  ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             For the three months ended
                                                                    September 30,
                                                             --------------------------
                                                                    2006      2005
                                                                  -------   -------
Cash flows from operating activities:
   Net income                                                     $ 1,326   $ 1,193
   Adjustments to reconcile net income to net cash
      Provided (used) by operating activities:
         Depreciation and amortization                                405       349
         Accrued retirement pay                                        94       323
         Provision for losses on accounts receivable                   34        30
         Stock based compensation                                     150        41
         Deferred income taxes                                          3        30
         Changes in assets and liabilities:
            Accounts and notes receivable                          (2,356)      449
            Inventories                                              (748)     (560)
            Prepaid expenses and other                                763    (1,310)
            Other assets                                            1,403       335
            Customer deposits                                       1,250      (457)
            Accrued compensation                                   (1,836)   (1,815)
            Accounts and notes payable, trade                      (1,604)      574
            Income taxes payable                                      507        67
            Accrued and withheld taxes                               (543)      (31)
            Other accounts payable and accrued liabilities            489       394
            Interest payable                                          (11)      (40)
                                                                  -------   -------
               Net cash (used for) operating activities              (674)     (428)
                                                                  -------   -------
Cash flows from investing activities:
   Additions of property, plant and equipment                        (250)     (163)
   Additions of patents and trademarks                                (54)     (215)
                                                                  -------   -------
         Net cash (used for) investing activities                    (304)     (378)
                                                                  -------   -------
Cash flows from financing activities:
   Long-term and short-term debt borrowings                           847       899
   Long-term and short-term debt repayments                            --       (29)
   Principal payments under capital lease obligations                 (36)      (28)
   Proceeds of stock option exercises                                 136        85
   Other long-term liabilities                                        (39)       14
                                                                  -------   -------
            Net cash provided by financing activities                 908       941
                                                                  -------   -------
Effects of exchange rate changes                                     (220)     (167)
                                                                  -------   -------
Net (decrease) in cash and cash equivalents                          (290)      (32)
Cash and cash equivalents at beginning of period                   14,986    15,443
                                                                  -------   -------
Cash and cash equivalents at end of period                        $14,696   $15,411
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                   For the three months
                                    ended September 30,
                                   --------------------
                                        2006   2005
                                        ----   ----
Cash paid during the period for:
   Interest                             $235   $338
   Income taxes                         $229   $766

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", which established a framework for measuring fair value and will be effective beginning July 1, 2008. The Company is evaluating the impact, if any, that SFAS 157 will have on the financial statements.

     In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". SFAS 158 requires companies to recognize the over-funded and under-funded status of defined benefit pension and other postretirement plans as assets or liabilities on their balance sheets and to recognize changes in that funded status, in the year in which changes occur, through comprehensive income in shareholders' equity. As of June 30, 2006, the unrecognized defined benefit pension plan assets, consisting primarily of unrecognized actuarial gains totaled $166,000. The Company will adopt SFAS158 as of the end of the current fiscal year.

     In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 established an approach that requires quantification of financial statement errors based on the effects of an error on a company's balance sheet and income statement and related disclosures. The Company is required to apply the provisions of SAB 108 in connection with the preparation of its annual financial statement for fiscal year ended June 30, 2007.

NOTE 3 - LONG TERM DEBT:

                                                                  (IN THOUSANDS)
                                                    -----------------------------------------
                                                     SEPTEMBER 30, 2006      JUNE 30, 2006
                                                    -------------------   -------------------
                                                    CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                    -------   ---------   -------   ---------
Revolving Credit Facility due October 1, 2008,
   interest rate 3.775% plus three-month
   euribor rate 3.253% (at September 30) ........       --       6,507        --       6,560
Term loan payable by foreign subsidiary
   due September 2008, interest rate 1.81% ......      282         282       291         364
Term Loan payable by foreign subsidiary
   due December 8, 2006, interest rate 1.5% .. ..      423          --       437          --
Note payable by foreign subsidiary
   through 2008, interest rate 6.70% ............      123         123       125         156
                                                      ----      ------      ----      ------
                                                      $828      $6,912      $853      $7,080
                                                      ====      ======      ====      ======

     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $35,466 including $30,000 available under the Maple GmbH Credit Agreement. As of September 30, 2006, the Company had $13,715 outstanding (including letters of credit) under these credit facilities, including $9,095 under the Maple GmbH Credit Agreement.

NOTE 4 - NET INCOME PER SHARE:

     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three months ended September 30, 2006 and 2005, the weighted average shares outstanding used to compute diluted net income per share include potentially dilutive securities of 723,000 and 551,000 shares, respectively. Outstanding options to purchase 69,000 and 197,000 shares, respectively, of the Company's common stock for the three months ended September 30, 2006 and 2005, respectively, are not included in the above calculation to compute diluted net income per share as their exercise prices exceeded their current market value of these shares.

NOTE 5 -OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("AOCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets. AOCI consists of the following:

                                                  (in thousands)
                                        ----------------------------------
                                        September 30, 2006   June 30, 2006
                                        ------------------   -------------
Cumulative translation adjustments            $2,032            $ 2,588
Unrealized gain on investments,
   net of tax                                    117                109
Unrealized gain (loss) on forward
   contracts, net of tax                        (106)                39
Minimum pension liability, net of tax            (22)              (110)
                                              ------            -------
                                              $2,021            $ 2,626
                                              ======            =======

NOTE 6 - INVENTORIES:

Inventories consist of the following:

                           (in thousands)
                 ----------------------------------
                 September 30, 2006   June 30, 2006
                 ------------------   -------------
Raw materials          $11,025           $11,285
In process               4,184             4,236
Finished goods           7,911             7,136
                       -------           -------
                       $23,120           $22,657
                       =======           =======

     Foreign currency translation effects decreased inventories by $285 from June 30, 2006 to September 30, 2006.

NOTE 7 -- GOODWILL AND OTHER INTANGIBLE ASSETS:

     The changes in the carrying amount of goodwill for the three months ended September 30, 2006 are as follows:

                                             (in thousands)
                                   ---------------------------------
                                     Gross                     Net
                                   Carrying    Accumulated     Book
                                    Amount    Amortization    Value
                                   --------   ------------   -------
Balance as of July 1, 2006         $14,478       $3,419      $11,059
Effects of currency translation       (246)         (83)        (163)
                                   -------       ------      -------
Balance as of September 30, 2006   $14,232       $3,336      $10,896
                                   =======       ======      =======

Intangible assets subject to amortization are comprised of the following:

                                           (in thousands)
                         --------------------------------------------------
                         As of September 30, 2006     As of June 30, 2006
                         ------------------------   -----------------------
                            Gross                     Gross
                          Carrying    Accumulated   Carrying    Accumulated
Intangible Assets:         Amount    Amortization    Amount    Amortization
------------------        --------   ------------   --------   ------------
Patents and trademarks     $7,731       $5,083       $7,686       $4,996
Other                       1,596          820        1,397          778
                           ------       ------       ------       ------
Total                      $9,327       $5,903       $9,083       $5,774
                           ======       ======       ======       ======

     Amortization expense associated with these intangible assets was $144 and $121, respectively, for the three months ended September 30, 2006 and 2005. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 8 - PENSION AND OTHER POST-RETIREMENT BENEFITS:

     The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans for the three months ended September 30, 2006 and 2005:

                                                     (in thousands)
                                                    Pension Benefits
                                                  For the three months
                                                   Ended September 30,
                                                  -------------------
                                                      2006   2005
                                                      ----   ----
Service cost                                           $71    $64
Interest cost                                           12     12
Expected return on plan assets                          (4)    (4)
Amortization of transition obligation                   (1)     3
Amortization of net actuarial gain                      (1)    (3)
                                                       ---    ---
Net periodic benefit cost                              $77    $72
                                                       ===    ===

     During the three months ended September 30, 2006 and 2005 the Company made no contributions to the plans. During the quarter ended September 30, 2006, the Company recognized $147,000 of income before tax, in other income, related to the cancellation of an insurance contract in Japan, used to fund a supplemental retirement obligation. Of the $147,000 of income before tax recognized, $143,000 ($83,000 after tax) is related to income earned in prior periods.

NOTE 9 - CUSTOMERS:

     During the three months ended September 30, 2006, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer
Aktiengesellschaft ("KBA") accounted for approximately 21% and 17% of the Company's net sales for the three months ended September 30, 2006 and 2005, respectively.

NOTE 10 - WARRANTY COSTS:

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

                                                   (in thousands)
                                                   Warranty Amount
                                                  ----------------
                                                   2006      2005
                                                  ------   -------
Warranty reserve at June 30, 2006 and 2005        $3,049   $ 2,840
Additional warranty expense accruals                 629       943
Payments against reserve                            (731)   (1,005)
Effects of currency rate fluctuations                (44)       (7)
                                                  ------   -------
Warranty reserve at September 30, 2006 and 2005   $2,903   $ 2,771
                                                  ======   =======

NOTE 11 - ACQUISITION:

     On October 4, 2006 the Company announced that it had signed a definitive agreement to acquire Oxy-Dry Corporation. Oxy-Dry Corporation, a privately held company with annual sales of approximately $38,000,000 produces accessories and controls for the printing industry. The purchase price, subject to post closing adjustments is $25,000,000 in cash. The acquisition is expected to close in mid November subject to customary closing conditions. In conjunction with the proposed transaction, the Company is in the process of negotiating a new credit facility consisting of a term loan of $15,000,000 and a $35,000,000 revolving line of credit at interest rates which approximate market interest rates. The proceeds of the new credit facility will be used to finance the acquisition and extinguish the Company's current revolving credit facility due October 1, 2008.

NOTE 12 - STOCK BASED COMPENSATION:

     Pursuant to SFAS123(R) "Share-Based Payment", companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.

     Total share-based compensation for the three months ended September 30, 2006 and 2005 are summarized in the following table:

                                       (in thousands)
                                    For the three months
                                     ended September 30,
                                    --------------------
                                         2006   2005
                                         ----   ----
Share based compensation
   Stock options                         $ 91    $41
   Restricted stock                        59     --
                                         ----    ---
   Total share-based compensation        $150    $41
                                         ====    ===

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, (vii) competitive market influences. Additional factors are set forth in Item 1A "Risk Factors" and
Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes during the three months ended September 30, 2006.

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

     Net sales as reported for the three months ended September 30, 2006 increased by $562,000, or 1.3%, to $43,207,000 from $42,645,000 for the three months ended September 30, 2005. The increase in revenue is attributable to increases in the European markets, offset by a decline in demand in Asia, most notably in Japan.

     Gross profit for the three months ended September 30, 2006 was $14,262,000 (33.0% of net sales) as compared to $14,056,000 (33.0% of net sales) for the three months ended September 30, 2005, an increase of $206,000 or 1.5%.

     Operating income was unchanged from prior year at approximately 5% of sales for the three months ended September 30, primarily as a result of the consistent revenue, gross margins and operating expenses.

     In addition, the Company reduced its interest expense in the three months ended September 30, 2006 versus the previous year's corresponding periods as a result of lower average debt levels.

THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. THREE MONTHS ENDED SEPTEMBER 30, 2005

CONSOLIDATED RESULTS

NET SALES

     Net sales for the three months ended September 30, 2006 increased by $562,000, or 1.3%, to $43,207,000 from $42,645,000 for the three months ended
September 30, 2005. Currency rate fluctuations attributable to the Company's overseas operations decreased net sales by $556,000 in the current period. Excluding the effects of currency translation net sales were essentially unchanged.

     The net sales increase reflects increased sales in Europe of $2,619,000. The increase is primarily attributable to increase in demand for the Company's cleaning systems and spray dampening systems. Net Sales in the Americas increased $348,000 due to higher shipments in the US commercial markets. Asia's net sales decreased $2,405,000 as the result of lower sales in the commercial market, primarily in cleaning systems. In Asia, sales were down to a lesser extent in the newspaper market, where higher demand for the Company's cleaning systems partially offset a decline in spray dampening systems.

GROSS PROFIT

     Gross profit for the three months ended September 30, 2006 was $14,262,000 (33.0% of net sales) as compared to $14,056,000 (33.0% of net sales) for the three months ended September 30, 2005, an increase of $206,000 or 1.5%. Currency rate fluctuations increased gross profit by $312,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have decreased by $106,000. Gross margin is favorably impacted by lower material costs resulting from purchasing efficiencies, offset by higher installation and technical service costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $8,170,000 for the three months ended September 30, 2006 as compared to $8,122,000 for the same period in the prior fiscal year, (amounts representing 18.9% and 19.0% of respective period sales) an increase of $48,000. Currency rate fluctuations increased these expenses by $107,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $59,000. Selling expenses decreased by $143,000, which is primarily the result non-recurring trade show expense in the prior fiscal year. General and administrative expenses increased by $191,000 primarily due to higher accruals for stock based compensation, audit and compliance costs partially offset by lower deferred compensation expense.

ENGINEERING AND DEVELOPMENT EXPENSES

     Engineering and development expenses increased by $197,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $84,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $113,000 in the current period. This increase relates primarily to planned investment and increased activity in product development in Europe, offset by lower spending in Japan. As a percentage of net sales, engineering and development expenses increased to 9.2% for the three months ended September 30, 2006 compared to 8.9% for the same period in the prior fiscal year.

INTEREST AND OTHER

     Interest expense for the three months ended September 30, 2006 was $224,000 as compared to $298,000 for the three months ended September 30, 2005. Currency rate fluctuations had a negligible effect in the current period. This decrease reflects the lower debt level of approximately $5.0 million versus the period ended September 30, 2005. Interest income remained generally flat and amounted to $31,000 and $28,000 for the three months ended September 30, 2006 and 2005, respectively.

     Net royalty income for the three months ended September 30, 2006 was zero as compared to $200,000 for the three months ended September 30, 2005. The decline in royalty income relates to the expiration of a group of patents, which were the source of the royalty income stream, in February 2005.

     Other income (expense), net amounted to income of $226,000 for the three months ended September 30, 2006 compared to expense of $67,000 for the three months ended September 30, 2005.

     Other income for the quarter ended September 30, 2006 reflects $147,000 of income related to the cancellation of an insurance contract in Japan. Of the $147,000, $143,000 ($83,000 after tax) is related to income earned in prior periods.

INCOME TAXES

     The Company recorded an income tax provision of $822,000 for the three months ended September 30, 2006 as compared to $824,000 for the three months ended September 30, 2005. The effective tax rate of 38.3% (40.9% for the quarter ended September 30, 2005) for the three months ended September 30, 2006, reflects taxable income in the higher tax jurisdictions in which tax loss carryforwards are not available or are subject to limitations. The effective tax rate for the three months ended September 30, 2006 differs from the statutory rate as no benefit is recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. The Company continues to assess the need for its deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustment was determined to be required. In particular, the Company is monitoring positive earnings trends and other positive evidence in the U.S., U.K. and France to determine if such trends could possibly require a reversal of valuation allowances related to those countries.

NET INCOME

     The Company's net income amounted to $1,326,000 for the three months ended September 30, 2006, compared to net income of $1,193,000 for the three months ended September 30, 2005. Net income per share amounted to $0.09 basic and $0.08 diluted for the three months ended September 30, 2006 as compared to net income per share of $0.08 basic and diluted for the three months ended September 30, 2005.

              LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2006

     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                 2006        2005
                                              ---------   ---------
Cash provided by (used for):
Operating activities                          $(674,000)  $(428,000)
Investing activities                           (304,000)   (378,000)
Financing activities                            908,000     941,000
Effect of exchange rate changes on cash        (220,000)   (167,000)
                                              ---------   ---------
Net (decrease) in cash and cash equivalents   $(290,000)  $ (32,000)
                                              =========   =========

     Cash used for operating activities increased $246,000 during the quarter ended September 30, 2006 versus the prior year period. The decrease is the result of an increase in accounts receivable and timing of payments for accounts payable, offset by collection of non-trade receivables and higher customer deposits. Days sales outstanding increased to 72 days at September 30, 2006, compared to 52 days in the prior year period. The increase is partially due to timing of shipments in the current period being weighted towards the end of the quarter, while approximately 50% of the increase in DSO is due to the reclassification in the current year of certain notes receivable to accounts receivable. Management is working to return the DSO to expected levels. Inventory turns are 5.0 times in FY 2007, which is essentially the same as in FY 2006 levels.

     The Company utilized $304,000 and $378,000 for investing activities for the three months ended September 30, 2006 and 2005 respectively, for additions to property, plant and equipment and patents and trademarks.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $35,466,000, including $30,000,000 available under the Maple GmbH Credit Agreement. As of September 30, 2006, the Company had $13,715,000 outstanding under these credit facilities including $9,095,000 under the Maple GmbH Credit Agreement.

     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary are sufficient to finance its working capital and other capital requirements through the term of the credit agreement with Maple.

     At September 30, 2006 and June 30, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     On October 4, 2006 the Company announced that it had signed a definitive agreement to acquire Oxy-Dry Corporation. Oxy-Dry Corporation, a privately held company with annual sales of approximately $38,000,000 produces accessories and controls for the printing industry. The purchase price, subject to post closing adjustments is $25,000,000 in cash. The acquisition is expected to close in mid November subject to customary closing conditions. In conjunction with the proposed transaction, the company is in the process of negotiating a new credit facility consisting of a term loan of $15,000,000 and $35,000,000 revolving line of credit at interest rates, which approximate market interest rates. The proceeds of the new credit facility will be used to finance the acquisition and extinguish the Company's current revolving credit facility due October 1, 2008.

     The following summarizes the Company's contractual obligations at September 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):


                                                                  Fiscal Years ending June 30,
                                             -------------------------------------------------------------------
                                              Total at                                                   2012
                                             September                                                    and
                                              30, 2006    2007*    2008     2009     2010     2011    thereafter
                                             ---------   ------   ------   ------   ------   ------   ----------
Contractual Obligations:
Loans payable                                 $ 3,386    $3,386   $   --   $   --   $   --   $   --     $   --
Capital lease obligations                         492        99      121      114       99       59         --
Long-term debt                                  7,740       798      334    6,608       --       --         --
Non-cancelable operating lease obligations     24,134     5,157    3,682    2,904    1,907    1,689      8,795
Interest expense (1)                            1,223       490      604      129       --       --         --
                                              -------    ------   ------   ------   ------   ------     ------
Total contractual cash obligations            $36,975    $9,930   $4,741   $9,755   $2,006   $1,748     $8,795
                                              =======    ======   ======   ======   ======   ======     ======

* Includes only the remaining nine months of the fiscal year ending June 30, 2007.

(1) the anticipated future interest payments are based on the Company's current indebtedness and interest rates at September 30, 2006, with consideration given to debt reduction as the result of expected payments.

IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes during the three months ended September 30, 2006.

ITEM 4: CONTROLS AND PROCEDURES:

     The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter September 30, 2006, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

     Information regarding risk factors is contained in Item 1A "Risk Factors" and Exhibit 99 filed with the Company's Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There has been no activity under the Company's stock repurchase program for the quarter ended September 30, 2006.

ITEM 6. EXHIBITS

21    List of Subsidiaries of Registrant (filed herewith)

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

Dated: November 14, 2006