Form 10-Q
period 2006-12-31
BALDWIN TECHNOLOGY CO INC
filed 2007-02-14
CIK 805792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[Mark one]

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For quarter ended December 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class           Outstanding at January 31, 2007
        -----           -------------------------------
Class A Common Stock
   $0.01 par value                 13,974,387
Class B Common Stock
   $0.01 par value                  1,212,555

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                     Page
                                                                    -----
Part I Financial Information

   Item 1  Financial Statements
           Consolidated Balance Sheets at December 31, 2006
           (unaudited) and June 30, 2006                              1-2

           Consolidated Statements of Income for the three
           and six months ended December 31, 2006 (unaudited)
           and 2005 (unaudited)                                         3

           Consolidated Statement of Changes in Shareholders'
           Equity for the six months ended December 31, 2006
           (unaudited)                                                  4

           Consolidated Statements of Cash Flows for the six
           months ended December 31, 2006 (unaudited) and
           2005 (unaudited)                                           5-6

           Notes to Consolidated Financial Statements (unaudited)    7-13

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      14-22

   Item 3  Quantitative and Qualitative Disclosures
           About Market Risk                                           22

   Item 4  Controls and Procedures                                     23

Part II Other Information

   Item 1A Risk Factors                                                23

   Item 2  Unregistered Sales of Equity Securities and
           Use of Proceeds                                             23

   Item 4  Submission of Matters to a Vote of Security Holders         23

   Item 6  Exhibits                                                    24

Signatures                                                             25

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              December 31,   June 30,
                                                                  2006         2006
                                                              ------------   --------
                                                               (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                    $ 20,523     $ 14,986
   Accounts receivable trade, net of allowance for doubtful
      accounts of $1,921 ($1,452 at June 30, 2006)                38,793       32,602
   Notes receivable, trade                                         8,191        7,260
   Inventories                                                    29,664       22,657
   Deferred taxes, net                                             1,319          475
   Prepaid expenses and other                                      5,158        4,799
                                                                --------     --------
     Total Current Assets                                        103,648       82,779
                                                                --------     --------
MARKETABLE SECURITIES:
   Cost $568 ($573 at June 30, 2006)                                 775          760
                                                                --------     --------
PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                              1,081        1,024
   Machinery and equipment                                         6,652        2,674
   Furniture and fixtures                                          6,960        4,023
   Capital leases                                                    247          287
                                                                --------     --------
                                                                  14,940        8,008
Less: Accumulated depreciation and amortization                   (9,148)      (4,391)
                                                                --------     --------
Net property, plant and equipment                                  5,792        3,617
                                                                --------     --------
INTANGIBLES, at cost, less accumulated amortization
   of $5,246 ($4,996 at June 30, 2006)                             9,320        2,690
GOODWILL, less accumulated amortization of $3,355
   ($3,419 at June 30, 2006)                                      20,497       11,059
DEFERRED TAXES, NET                                                6,509        8,109
OTHER ASSETS                                                       5,913        3,749
                                                                --------     --------
TOTAL ASSETS                                                    $152,454     $112,763
                                                                ========     ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              December 31,   June 30,
                                                                  2006         2006
                                                              ------------   --------
                                                               (unaudited)
CURRENT LIABILITIES:
   Loans payable                                                $  3,361     $  2,622
   Current portion of long-term debt                               1,947          853
   Accounts payable, trade                                        16,933       16,809
   Notes payable, trade                                            7,737        7,987
   Accrued salaries, commissions, bonus and
      profit-sharing                                               7,425        7,998
   Customer deposits                                               7,004        4,113
   Accrued and withheld taxes                                      1,655        2,036
   Income taxes payable                                            2,141        1,015
   Other accounts payable and accrued liabilities                 18,559        9,581
                                                                --------     --------
      Total current liabilities                                   66,762       53,014
                                                                --------     --------

LONG TERM LIABILITIES:
   Long-term debt                                                 29,774        7,080
   Other long-term liabilities                                     6,750        6,736
                                                                --------     --------
      Total long-term liabilities                                 36,524       13,816
                                                                --------     --------
      Total liabilities                                          103,286       66,830
                                                                --------     --------

SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares
      authorized, 17,605,018 shares issued at December 31,
      2006 and 17,376,215 shares issued at June 30, 2006             176          174
   Class B Common Stock, $.01 par, 4,500,000 shares
      authorized, 1,506,931 shares issued at December 31,
      2006 and 1,537,681 shares issued at June 30, 2006               15           15
   Capital contributed in excess of par value                     58,635       57,943
   Accumulated earnings/(deficit)                                    354       (1,374)
   Accumulated other comprehensive income                          3,458        2,626
   Less: Treasury stock, at cost:
      Class A - 3,634,070 shares at December 31, 2006
         and 3,630,202 shares at June 30, 2006
      Class B - 294,270 shares at December 31, 2006
         and June 30, 2006                                       (13,470)     (13,451)
                                                                --------     --------
      Total shareholders' equity                                  49,168       45,933
                                                                --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $152,454     $112,763
                                                                ========     ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           For the three months   For the six months
                                             ended December 31     ended December 31,
                                           --------------------   -------------------
                                              2006       2005       2006       2005
                                           ---------   --------   --------   --------
Net Sales                                   $48,168     $43,826    $91,375   $86,471
Cost of goods sold                           32,550      29,040     61,495    57,629
                                            -------     -------    -------   -------
Gross Profit                                 15,618      14,786     29,880    28,842
                                            -------     -------    -------   -------
Operating Expenses:
   General and administrative                 5,015       4,951      9,894     9,639
   Selling                                    3,949       3,652      7,240     7,086
   Engineering and development                3,949       3,818      7,926     7,598
Restructuring                                   994          --        994        --
                                            -------     -------    -------   -------
                                             13,907      12,421     26,054    24,323
                                            -------     -------    -------   -------
Operating income                              1,711       2,365      3,826     4,519
                                            -------     -------    -------   -------
Other (income) expense:
   Interest expense                             559         249        783       547
   Interest income                              (57)        (33)       (88)      (61)
   Royalty income, net                           --          --         --      (200)
   Other (income) expense, net                  175          12        (51)       79
                                            -------     -------    -------   -------
                                                677         228        644       365
                                            -------     -------    -------   -------
   Income before income taxes                 1,034       2,137      3,182     4,154
Provision for income taxes                      632         754      1,454     1,578
                                            -------     -------    -------   -------
Net income                                  $   402     $ 1,383    $ 1,728   $ 2,576
                                            =======     =======    =======   =======
Net income per share - basic and diluted
      Income per share - basic              $  0.03     $  0.09    $  0.11   $  0.17
      Income per share - diluted            $  0.03     $  0.09    $  0.11   $  0.17
                                            =======     =======    =======   =======
Weighted average shares outstanding:
      Basic                                  15,097      14,953     15,050    14,983
                                            =======     =======    =======   =======
      Diluted                                15,695      15,666     15,710    15,570
                                            =======     =======    =======   =======

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)

                            Class A           Class B        Capital                Accumulated
                          Common Stock      Common Stock   Contributed Accumulated     Other
                       ----------------- -----------------  In Excess   Earnings/  Comprehensive  Treasury     Stock   Comprehensive
                         Shares   Amount   Shares   Amount    of Par    (Deficit)      Income      Shares     Amount       Income
                       ---------- ------ ---------  ------ ----------- ----------- ------------- ----------  --------  -------------
Balance at
   June 30, 2006       17,376,215  $174  1,537,681    $15   $57,943      $(1,374)      $2,626    (3,924,472) $(13,451)
Net income for the six
   months ended
   December 31, 2006                                                       1,728                                           $1,728

Translation adjustment
                                                                                          807                                 807
Unrealized gain on
   available-for-sale
   securities, net of
      tax                                                                                 10                                   10
Amortization of
   stock based
   compensation                                                 352
Unrealized gain on
   forward contracts,
   net of tax                                                                              11                                  11

Minimum pension
   liability                                                                                4                                   4
                                                                                                                           ------
Comprehensive
   income                                                                                                                  $2,560
                                                                                                                           ======
Shares converted
   Class B to Class A      30,750          (30,750)

Shares issued under
   stock  option and
   restricted stock
   plans                  198,053     2                         340                                  (3,868)      (19)
                       ----------  ----  ---------    ---   -------      -------       ------    ----------  --------
Balance at December
   31, 2006            17,605,018  $176  1,506,931    $15   $58,635      $   354       $3,458    (3,928,340) $(13,470)
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

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          For the six months
                                                          ended December 31,
                                                          ------------------
                                                            2006       2005
                                                          --------   -------
Cash flows from operating activities:
   Net income                                             $  1,728   $ 2,576
   Adjustments to reconcile net income to net cash
      Provided (used) by operating activities:
      Depreciation and amortization                            860       704
      Accrued retirement pay                                   123       479
      Provision for losses on accounts receivable              130        53
      Stock based compensation                                 352       134
      Deferred income taxes                                    432        51
      Restructuring                                            994        --
      Changes in assets and liabilities:
         Accounts and notes receivable                         157      (805)
         Inventories                                          (697)      307
         Prepaid expenses and other                            515      (289)
         Other assets                                          (38)      368
         Customer deposits                                    (334)      195
         Accrued compensation                               (2,263)   (1,797)
         Payments against restructuring accrual                (89)       --
         Accounts and notes payable, trade                  (1,411)     (161)
         Income taxes payable                                1,060       746
         Accrued and withheld taxes                           (381)     (158)
         Other accounts payable and accrued liabilities       (742)      (59)
         Interest payable                                      (12)      (21)
                                                          --------   -------
            Net cash provided by operating activities          384     2,323
                                                          --------   -------
Cash flows from investing activities:
   Acquisition of Oxy-Dry, net of acquired cash            (17,675)       --
   Additions of property, plant and equipment                 (453)     (325)
   Additions of patents and trademarks                        (329)     (293)
                                                          --------   -------
         Net cash (used for) investing activities          (18,457)     (618)
                                                          --------   -------
Cash flows from financing activities:
   Long-term and short-term debt borrowings                 35,847       899
   Long-term and short-term debt repayments                (11,205)     (596)
   Capitalized finance costs                                (1,369)       --
   Principal payments under capital lease obligations          (72)      (56)
   Proceeds of stock option exercises                          342        85
   Other long-term liabilities                                 (34)       42
                                                          --------   -------
            Net cash provided by financing activities       23,509       374
                                                          --------   -------
Effects of exchange rate changes                               101      (573)
                                                          --------   -------
Net increase in cash and cash equivalents                    5,537     1,506
Cash and cash equivalents at beginning of period            14,986    15,443
                                                          --------   -------
Cash and cash equivalents at end of period                $ 20,523   $16,949
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

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                   For the six months
                                   ended December 31,
                                   ------------------
                                     2006       2005
                                   --------   -------
Cash paid during the period for:
   Interest                          $795      $568
   Income taxes                      $272      $858

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which established a framework for measuring fair value and will be effective beginning July 1, 2008. The Company is evaluating the impact, if any, that SFAS 157 will have on the financial statements.

     In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". SFAS 158 requires companies to recognize the over-funded and under-funded status of defined benefit pension and other postretirement plans as assets or liabilities on their balance sheets and to recognize changes in that funded status, in the year in which changes occur, through comprehensive income in shareholders' equity. As of June 30, 2006, the unrecognized defined benefit pension plan assets, consisting primarily of unrecognized actuarial gains, totaled $166. The Company will adopt SFAS158 as of the end of the current fiscal year.

     In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 established an approach that requires quantification of financial statement errors based on the effects of an error on a company's balance sheet and income statement and related disclosures. The Company is required to apply the provisions of SAB 108 in connection with the preparation of its annual financial statements for the fiscal year ended June 30, 2007.

NOTE 3 - LONG TERM DEBT:

                                                               (IN THOUSANDS)
                                                 -----------------------------------------
                                                  DECEMBER 31, 2006       JUNE 30, 2006
                                                 -------------------   -------------------
                                                 CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                 -------   ---------   -------   ---------
Bridge Financing interest rate 8.25%  (a) ....    $1,535    $29,465
Revolving Credit Facility due October 1, 2008,
   interest rate 3.775% plus three-month
   euribor rate 3.253% (2.637% at June 30) ...        --         --        --      6,560
Term loan payable by foreign subsidiary
   due September 2008, interest rate 1.81% ...       281        211       291        364
Term Loan payable by foreign subsidiary
   due December 8, 2006, interest rate 1.5% ..        --         --       437         --
Note payable by foreign subsidiary
   through 2008, interest rate 6.70% .........       131         98       125        156
                                                  ------    -------      ----     ------
                                                  $1,947    $29,774      $853     $7,080
                                                  ======    =======      ====     ======

(a) The Company's primary source of external financing is the credit agreement (the "Agreement") with LaSalle Bank National Association ("LaSalle).

     On November 21, 2006 the Company entered into a credit agreement (the "Agreement") with LaSalle Bank National Association ("LaSalle"). Under the terms of the Agreement, the Company received a $35 million bridge loan, the proceeds of which were used to refinance the Company's previously existing obligations with Maple Bank GmbH and fund the acquisition of Oxy-Dry and associated closing cost. At December 31, 2006, $31 million of the bridge loan was outstanding and reported as long term, as the Agreement provided for the bridge loan to be converted to a permanent facility, consisting of a $15 million term loan (the "Term Loan") and $35 million of revolving lines of credit. On January 19, 2007, the Company initiated a draw on this permanent financing facility using the proceeds to repay the aforementioned bridge loan and associated interest. The term of the permanent facility is for a period of five years maturing on November 21, 2011.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $54,921 including $50,000 available under the LaSalle Credit Agreement. As of December 31, 2006, the Company had $37,559 outstanding (including letters of credit) under these credit facilities, including $33,477 under the LaSalle Credit Agreement.

NOTE 4 - NET INCOME PER SHARE:

     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share include 598,000 and 660,000 of potentially dilutive shares, respectively for the three and six months ended December 31, 2006 and 713,000 and 632,000 of potentially dilutive shares, respectively, for the three and six months ended December 31, 2005. Outstanding options to purchase 69,000 and 182,000 shares of the Company's common stock for the three and six months ended December 31, 2006 and 2005, respectively, are not included in the above calculation to compute diluted net income per share as their exercise prices exceeded their current market value of these shares.

NOTE 5 -OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("AOCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets. AOCI consists of the following:

                                                  (in thousands)
                                        ---------------------------------
                                        December 31, 2006   June 30, 2006
                                        -----------------   -------------
Cumulative translation adjustments           $3,395            $2,588
Unrealized gain on investments,
   net of tax                                   119               109
Unrealized gain (loss) on forward
   contracts, net of tax                         50                39
Minimum pension liability, net of tax          (106)             (110)
                                             ------            ------
                                             $3,458            $2,626
                                             ======            ======

NOTE 6 - INVENTORIES:

Inventories consist of the following:

                           (in thousands)
                 ---------------------------------
                 December 31, 2006   June 30, 2006
                 -----------------   -------------
Raw materials          $15,256          $11,285
In process               4,980            4,236
Finished goods           9,428            7,136
                       -------          -------
                       $29,664          $22,657
                       =======          =======

     Foreign currency translation effects increased inventories by $288 from June 30, 2006 to December 31, 2006.

NOTE 7 -- GOODWILL/OTHER INTANGIBLE ASSETS:

     The changes in the carrying amount of goodwill for the six months ended December 31, 2006 are as follows:

                                             (in thousands)
                                  ------------------------------------
                                    Gross
                                  Carrying    Accumulated       Net
                                   Amount    Amortization   Book Value
                                  --------   ------------   ----------
Balance as of July 1, 2006         $14,478      $3,419       $11,059
Purchase of Oxy-Dry                  9,354           -         9,354
Effects of currency translation         20         (64)           84
                                   -------      ------       -------
Balance as of December 31, 2006    $23,852      $3,355       $20,497
                                   =======      ======       =======

Intangible assets subject to amortization are comprised of the following:

                                                        (in thousands)
                                      -------------------------------------------------
                                      As of December 31, 2006     As of June 30, 2006
                                      -----------------------   -----------------------
                                        Gross                    Gross
                                      Carrying    Accumulated   Carrying    Accumulated
Intangible Assets:                     Amount    Amortization    Amount    Amortization
------------------                    --------   ------------   --------   ------------
Patents and trademarks                 $ 7,821      $5,212       $7,686       $4,996
Customer relationship                      528           3           --           --
Trademark                                1,645           5           --           --
Existing product technology              4,499          25           --           --
Non-compete/solicitation agreements         73           1           --           --
Other                                    1,536         893        1,397          778
                                       -------      ------       ------       ------
Total                                  $16,102      $6,139       $9,083       $5,774
                                       =======      ======       ======       ======

     Amortization expense associated with these intangible assets was $182 and $326, respectively, for the three and six months ended December 31, 2006 and $121 and $242, respectively, for the three and six months ended December 31, 2005. The other category is included in "Other assets" on the accompanying consolidated balance sheets.

NOTE 8 - PENSION AND OTHER POST-RETIREMENT BENEFITS:

     The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans for the three and six months ended December 31, 2006 and 2005:

                                                      (in thousands)
                                        -----------------------------------------
                                          Pension Benefits      Pension Benefits
                                        For the three months   For the six months
                                         ended December 31,    ended December 31,
                                        --------------------   ------------------
                                             2006   2005          2006   2005
                                             ----   ----          ----   ----
Service cost                                  $71    $64          $142   $128
Interest cost                                  12     12            24     24
Expected return on plan assets                 (4)    (4)           (8)    (8)
Amortization of transition obligation          (1)     3            (2)     6
Amortization of net actuarial gain             (1)    (3)           (2)    (6)
                                              ---    ---          ----   ----
Net periodic benefit cost                     $77    $72          $154   $144
                                              ===    ===          ====   ====

     During the six months ended December 31, 2006 and 2005 the Company made contributions to the plans of $53 and $204, respectively. During the six months ended December 31, 2006, the Company recognized $147 of income before tax, in other income, related to the cancellation of an insurance contract in Japan used to fund a supplemental retirement obligation. Of the $147 of income before tax recognized, $143 ($83 after tax) is related to income earned in prior periods.

NOTE 9 - CUSTOMERS:

     During the three and six months ended December 31, 2006, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 17% and 19% of the Company's net sales for the three and six months ended December 31, 2006, respectively, and 17% for both the three and six months ended December 31, 2005.

NOTE 10 - WARRANTY RESERVE:

     The Company's standard contractual warranty provisions are to repair or replace, at the Company's option, product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs, included in other accounts payable and accrued liabilities, at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separate from the percent of revenue discussed above.

                                                   (in thousands)
                                                  Warranty Amount
                                                 -----------------
                                                   2006      2005
                                                 -------   -------
Warranty reserve at June 30, 2006 and 2005       $ 3,049   $ 2,840
Additional warranty expense accruals               1,396     1,732
Payments against reserve                          (1,551)   (1,823)
Acquired Oxy-Dry balance                             394         0
Effects of currency rate fluctuations                 90       (68)
                                                 -------   -------
Warranty reserve at December 31, 2006 and 2005   $ 3,378   $ 2,681
                                                 =======   =======

NOTE 11 - ACQUISITION:

     On November 21, 2006 the Company completed its previously announced acquisition of Oxy-Dry Corporation. Oxy-Dry is a global supplier of accessories and controls to the printing industry. The acquisition strengthens the Company's presence in its core market of accessories and controls by affording it the ability to provide a broader range of product offerings to its customers. Aggregate and preliminary consideration paid, in cash, at closing consisted of a purchase price of approximately $18,000, working capital and other contract related adjustments of $1,077, subject to post closing adjustments and $960 in fees and expenses. Determination of the final purchase price is subject to the completion of an audit of the closing consolidated balance sheet and income statement of Oxy-Dry as stated in the calculation and payment adjustment section of the stock purchase agreement.

     The table below represents the preliminary allocation of the total consideration to the Oxy-Dry tangible and identifiable intangible assets and liabilities based on assessment of their respective fair values as of the date of acquisition. The preliminary valuation, presented below, is subject to change based upon finalization of the post closing adjustments.

                                          (in thousands)
                                          --------------
Cash                                         $ 2,262
Accounts receivable                            7,397
Inventory                                      6,023
Other assets                                     882
Property, plant and equipment                  2,149
Identifiable intangible assets                 6,745
Accounts payable                              (1,723)
Deposits                                      (3,117)
Accrued expenses                              (5,061)
Liabilities assumed                           (3,000)
Deferred taxes                                  (351)
Other liabilities                             (1,523)
                                             -------
Total fair value of net assets acquired       10,683
                                             -------
Goodwill                                     $ 9,354

     The amounts allocated to identifiable intangible assets, property, plant and equipment and inventory was based on a third party valuation of the fair value of those assets.

     Identifiable intangibles include product technology, $4,499 (15 year life), trade name $1,645 (30 year life), customer relationships $528 (13 year life), and non-compete agreements $73 (5 year life).

     The liabilities recognized in connection with the acquisition include $2,300 of employee termination and associated costs and $700 of facilities and other one-time costs included in other accounts payable and accrued liabilities.

     The results of the acquisition of Oxy-Dry have been included in the consolidated financial statements since the date of acquisition November 21, 2006.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the three and six months ended December 31, 2006 and 2005 as if the acquisition of Oxy Dry had occurred at the beginning of each period, after giving effect to certain purchase accounting adjustments including assumed amortization of acquired intangibles and higher interest expense due to higher debt level. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place at the beginning of each period.

                              (in thousands, except per share data)
                             ---------------------------------------
                               For the three         For the six
                                months ended         months ended
                                December 31,         December 31,
                             -----------------   -------------------
                               2006      2005      2006       2005
                             -------   -------   --------   --------
Revenue                       53,681    53,775    105,363    107,561
Net income                       400     1,376      1,089      2,561
Income per share - basic     $  0.03   $  0.09   $   0.07   $   0.17
Income per share - diluted   $  0.03   $  0.09   $   0.07   $   0.16

NOTE 12 - STOCK BASED COMPENSATION:

     Pursuant to SFAS123(R) "Share-Based Payment", companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.

     Total share-based compensation for the three and six months ended December 31, 2006 and 2005 are summarized in the following table:

                                                  (in thousands)
                                    -----------------------------------------
                                    For the three months   For the six months
                                     ended December 31,    ended December 31,
                                    --------------------   ------------------
                                       2006       2005       2006      2005
                                    ---------   --------   -------   --------
Share based compensation
   Stock options                       $100        $62       $191      $103
   Restricted stock                     102         30        161        30
                                       ----        ---       ----      ----
   Total share-based compensation      $202        $92       $352      $133
                                       ====        ===       ====      ====

NOTE 13 - RESTRUCTURING:

     On December 20, 2006, the Company committed to the principal features of a plan to restructure some of its existing operations. The objective is to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition of Oxy-Dry (See Note 11) as well as to achieve greater efficiency in sales, marketing, administrative and operational activities, primarily in Germany, the United States and the United Kingdom. The actions under the plan commenced in December 2006; and the Company expects to substantially complete the plan by the end of the Company's current fiscal year.

     Activity related to the restructuring plan during the quarter and six months ended December 31, 2006 included in other accounts payable and accrued liabilities is as follows:

                                          Payment    Balance at
                                Initial   against   December 31,
                                Reserve   Reserve       2006
                                -------   -------   ------------
(in thousands)
Restructuring costs:
   Employee termination costs     $810      $84         $726
   Contract termination costs       72       --           72
   Other associated costs          112       --          112
                                  ----      ---         ----
Total restructuring costs         $994      $84         $910
                                  ====      ===         ====

                        BALDWIN TECHNOLOGY COMPANY, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company's cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company's large OEM customers, and (vii) competitive market influences. Additional factors are set forth in Item 1A "Risk Factors" and in
Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which should be read in conjunction herewith.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     For further information regarding the Company's critical accounting policies, please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes during the six months ended December 31, 2006.

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

     On November 21, 2006 the company completed its previously announced acquisition of the Oxy-Dry group of companies ("Oxy-Dry"). Aggregate and preliminary consideration paid, in cash, at closing consisted of a purchase price of approximately $18,000,000, working capital and other contract related adjustments $1,077,000, subject to post closing adjustments and $860,000 in fees and expenses. Oxy-Dry, a privately held company with annual sales of approximately $38,000,000 produces accessories and controls for the printing industry. The results of the acquired company are included in the financial statements as reported and are addressed specifically in the discussion below.

     In conjunction with the Oxy Dry transaction, and as previously announced the Company also negotiated a new credit facility consisting of a term loan of $15,000,000 and a $35,000,000 revolving line of credit at interest rates which approximate market interest rates. Proceeds of the new facility were used to finance the acquisition and extinguish the Company's existing credit facility.

     For the three and six months ended December 31, 2006 net sales as reported were $48,168,000 and $91,375,000, respectively, representing approximately a 10% and 6% improvement respectively, over the previous year's corresponding period. Excluding the effects of the acquisition sales, as reported, would have remained relatively flat versus the similar period in the prior year. During the three and six month periods sales have been negatively impacted by, lower domestic demand in the newspaper and commercial print markets in Japan, and reduced newspaper project activity with OEM customers particularly in the spray dampening product offering in Europe.

     For the three and six months ended December 31, 2006 gross margins as reported decreased approximately 1% versus the prior year's corresponding periods. The decrease in gross profit margins is primarily attributable to the decrease in sales volume and resultant unfavorable cost absorption coupled with increased downward pricing pressure. The impact on gross margin from the acquired business was not material.

     During the three and six months ended December 31, 2006, the Company recorded a restructuring charge of $994,000. In addition, the interest expense increased in both the three and six months ended December 31, 2006 versus the previous year's corresponding periods as a result of higher debt levels associated with the acquisition of Oxy-Dry.

     Tax expense for the three and six months ended December 31, 2006 includes a charge of $250 arising from an international tax audit in Germany.

SIX MONTHS ENDED DECEMBER 31, 2006 VS. SIX MONTHS ENDED DECEMBER 31, 2005

CONSOLIDATED RESULTS

NET SALES

     Net sales for the six months ended December 31, 2006, excluding the acquisition of Oxy-Dry increased by $579,000, or 1%, to $87,050,000 from $86,471,000 for the six months ended December 31, 2005. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $2,568,000 in the current period, otherwise, net sales would have decreased by $1,989,000 or 2%. Sales of the acquired operations for the six months ended December 31, 2006 of $4,325,000 brought reported sales to $91,375,000.

     The net sales decrease, excluding the effects of the acquisition and exchange rates, reflects lower sales volumes in Asia of $1,361,000. Reduced shipments in the Japanese domestic newspaper and commercial markets primarily account for the decline. In Europe, sales declined $425,000 as demand for commercial cleaning and newspaper spray dampening systems in Germany was partially offset by shipments of cleaning systems in the newspaper markets serviced by the Company's operation in Sweden. In the Americas, particularly the U.S., sales decreased $203,000 primarily driven by decreased demand in the newspaper market.

GROSS PROFIT

     Gross profit for the six months ended December 31, 2006, excluding the acquisition, was $28,557,000 (32.7% of net sales) as compared to $28,842,000 (33.3% of net sales) for the six months ended December 31, 2005, a decrease of $285,000 or 1%. Currency rate fluctuations increased gross profit by $1,134,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have decreased by $1,419,000. Gross profit as a percentage of net sales decreased as a result of lower sales volume noted above, unfavorable cost absorption associated with the lower sales partially offset by reduced warranty and material costs. Gross profit of the acquired business of $1,323,000 brought reported gross profit to $29,880,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses (SG&A) excluding the acquisition amounted to $16,441,000 (18.9% of net sales excluding the acquired company sales) for the six months ended December 31, 2006 as compared to $16,725,000 (19.3% of net sales) for the same period in the prior fiscal year, a decrease of $284,000 or 1.7%. Currency rate fluctuations increased these expenses by $459,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased $743,000. Selling expenses decreased by $406,000. The decrease is primarily driven by decreased commissions and lower trade show expenses. General and administrative expenses decreased $336,000 primarily due to the timing of incentive compensation accruals partially offset by increased salary, benefit, relocation and rent costs. Selling, General and Administrative expenses of the acquired company of $693,000 brought reported SG&A expenses to $17,134,000 as reported.

ENGINEERING AND DEVELOPMENT EXPENSES

     Engineering and development expenses, excluding $14,000 of expenses of the acquired company, increased $314,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $305,000 in the current period therefore excluding the effects of currency rate fluctuations, engineering and development expenses would have remained flat in the current period. As a percentage of net sales, engineering and development expenses was approximately 9% for the six months ended December 31, 2006 and 2005.

RESTRUCTURING

The Company recorded $994,000 of restructuring costs during the six months ended December 31, 2006 versus $0 in the comparable prior year period. The restructuring plan, designed to achieve efficiencies in sales, marketing, administrative and operational activities primarily in Germany, the U.S and the U.K., included employee termination costs of $810,000, facility relocation and lease termination costs of $72,000 and other associated cost of $112,000.

INTEREST AND OTHER

     Interest expense for the six months ended December 31, 2006 was $783,000 as compared to $547,000 for the six months ended December 31, 2005. Currency rate fluctuations decreased interest expense by $38,000 in the current period, otherwise, interest expense increased by $200,000. This increase reflects the higher debt level of approximately $25 million versus the period ended December 31, 2005. As noted above, the increase in debt is primarily associated with the acquisition of Oxy- Dry in late November 2006. Interest income amounted to $88,000 and $61,000 for the six months ended December 31, 2006 and 2005, respectively.

     Net royalty income for the six months ended December 31, 2006 was $0 as compared to $200,000 for the six months ended December 31, 2005. The income in fiscal year 2006 was as a result of final payments and true ups for a group of patents which were the source of the royalty income which expired in February 2005.

     Other (income) expense, net amounted to income of $51,000 for the six months ended December 31, 2006 compared to expense of $79,000 for the six months ended December 31, 2005. Other income (expense), net includes net foreign currency transaction losses of $151,000 and $120,000 for the six months ended December 31, 2006 and 2005, respectively. In addition, the six months ended December 31, 2006, includes income related to the cancellation of an insurance contract in Japan of $147,000 of which $143,000 is related to income earned in prior periods.

INCOME TAXES

     The Company recorded an income tax provision of $1,454,000 or 46% for the six months ended December 31, 2006 as compared to $1,578,000 or 38% for the six months ended December 31, 2005. The effective tax rates of 46.0% and 38% differs from the statutory rate and reflects foreign income taxed at rates higher than the U.S. statutory rate, no benefit recognized for losses incurred in certain jurisdictions as the realization of such benefits was not more likely than not. In addition, tax expense at December 31, 2006 includes a charge of $250,000 arising from an international tax audit in Germany. Excluding the one-time audit charge, the effective rate for the six months ended December 31, 2006 would have been 38.0%. The tax expense at December 31, 2005 included the reversal of a previously established contingent tax liability of $75,000, which was determined to be no longer deemed probable. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustment was determined to be required. In particular, the Company is monitoring positive earnings trends and other positive evidence in the U.S., U.K, and France to determine if such trends could possibly require a reversal of valuation allowances.

NET INCOME

     The Company's net income amounted to $1,728,000 for the six months ended December 31, 2006, compared to a net income of $2,576,000 for the six months ended December 31, 2005. Currency rate fluctuations decreased net income by $260,000 in the current period. Net income per share amounted to $0.11 basic and diluted for the six months ended December 31, 2006, as compared to net income per share of $0.17 basic and diluted for the six months ended December 31, 2005.

THREE MONTHS ENDED DECEMBER 31, 2006 VS. THREE MONTHS ENDED DECEMBER 31, 2005

CONSOLIDATED RESULTS

NET SALES

     Net sales for the three months ended December 31, 2006, excluding the acquisition of Oxy-Dry, of $43,843,000 were virtually flat compared to $43,826,000 for the three months ended December 31, 2005. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $2,012,000 in the current period, otherwise, net sales would have decreased by $1,995,000 or 4.6%. Sales of the acquired operations for the three months ended December 31, 2006 of $4,325,000 brought reported sales to $48,168,000.

     The net sales decrease excluding the effects of the acquisition and exchanges rates reflects reduced sales volumes in Europe of $1,953,000. Decreasing demand, particularly in Germany, has resulted in reduced shipments of the Company's cleaning and spray dampening systems into the commercial market. In addition, lower shipments of spray dampening systems into the newspaper market serviced by Sweden added to the decreased revenues in Europe. In the Americas, particularly the U.S., sales decreased $541,000. This decrease was primarily driven by lower demand in the commercial market for cleaning systems and web controls. In Asia, sales increased $499,000 as softness in the Japanese markets was offset by increases in the markets served by the Company's Australian subsidiary.

GROSS PROFIT

     Gross profit for the three months ended December 31, 2006, excluding the effects of the acquisition, was $14,295,000 (32.6% of net sales) as compared to $14,786,000 (33.7% of net sales) for the three months ended December 31, 2005, a decrease of $491,000. Currency rate fluctuations increased gross profit by $882,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have decreased by $1,312,000. Unfavorable sales volume and resultant unfavorable cost absorption primarily accounts for the reduction in gross margin. Gross profit of the acquired business of $1,323,000 brought reported gross profit to $15,618,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, excluding the effects of the acquired business, amounted to $8,271,000 (18.9% of net sales excluding acquired entity sales) for the three months ended December 31, 2006 as compared to $8,603,000 (19.6% of net sales) for the same period in the prior fiscal year, a decrease of $332,000 or 4%. Currency rate fluctuations increased these expenses by $353,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased $685,000. Selling expenses decreased by $215,000, reflecting the lower level of business activity as the decrease primarily relates to lower travel costs and commissions. General and administrative expenses decreased by $470,000 primarily due to lower accruals related to incentive compensation. Selling, General and Administrative expenses of the acquired company of $693,000 brought reported SG&A expenses to $8,964,000 as reported.

ENGINEERING AND DEVELOPMENT EXPENSES

     Engineering and development expenses excluding $14,000 of expenses of the acquired company remained flat at $3,934,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $221,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $106,000 in the current period. As percentage of net sales, engineering and development expenses remained at approximately 9% for the three months ended December 31, 2006 and 2005.

RESTRUCTURING

     The Company recorded $994,000 of restructuring costs during the three months ended December 31, 2006 versus $0 in the comparable prior year period. The restructuring plan, designed to achieve efficiencies in sales, marketing, administrative and operational activities primarily in Germany, the U.S and the U.K., included employee termination costs of $810,000, facility relocation and lease termination costs of $72,000 and other associated cost of $112,000.

INTEREST AND OTHER

     Interest expense for the three months ended December 31, 2006 was $559,000 as compared to $249,000 for the three months ended December 31, 2005. Currency rate fluctuations increased interest expense by $28,000 in the current period, otherwise, interest expense increased by $284,000. This increase reflects the higher debt level of approximately $25.0 million versus the period ended December 31, 2005. As noted above, the increase in debt is primarily associated with the acquisition of Oxy- Dry in late November 2006. Interest income amounted to $57,000 and $33,000 for the three months ended December 31, 2006 and 2005, respectively.

     Other (income) expense, net amounted to expense of $175,000 for the three months ended December 31, 2006 compared to expense of $12,000 for the three months ended December 31, 2005. Other income (expense), net includes net foreign currency transaction losses of $143,000 and of $9,000 for the three months ended December 31, 2006 and 2005, respectively.

INCOME TAXES

     The Company recorded an income tax provision of $632,000 for the three months ended December 31, 2006 as compared to $754,000 for the three months ended December 31, 2005. The effective tax rate of 61.1% and 35.2% for the three months ended December 31, 2006 and 2005, respectively, differs from the statutory rate as no benefit was recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not and the foreign income tax at rates higher than the U.S. statutory rate. In addition, tax expense for the quarter ended December 31, 2006 was negatively impacted by $250,000 for charges arising from an international tax audit in Germany. Excluding this charge, the tax rate for the quarter would have been 36.9%. The tax rate at December 31, 2005 was favorably impacted by reversal of a previously established contingency reserve of $75,000, which was determined during the quarter to no longer be a probable exposure.

NET INCOME

     The Company's net income amounted to $402,000 for the three months ended December 31, 2006, compared to $1,383,000 for the three months ended December 31, 2005. Currency rate fluctuations increased net income by $154,000 in the current period. Net income per share amounted to $0.03 basic and diluted for the three months ended December 31, 2006, as compared to $0.09 basic and diluted for the three months ended December 31, 2005.

              LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2006

     Cash flows from operating, investing and financing activities, as reflected in the six months ended December 31 in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                2006          2005
                                            ------------   ----------
Cash provided by (used for):
Operating activities                        $    384,000   $2,323,000
Investing activities                         (18,457,000)    (618,000)
Financing activities                          23,509,000      374,000
Effect of exchange rate changes on cash          101,000     (573,000)
                                            ------------   ----------
Net increase in cash and cash equivalents   $  5,537,000   $1,506,000
                                            ============   ==========

     Cash provided by operating activities decreased $1,939,000 during the six months ended December 31, 2006 versus the prior year period. This decrease reflects, lower customer deposits, increased inventory, the timing of payments for trade and other accounts payable and accrued liabilities, and an upfront payment for a new leased facility in Germany.

     The Company utilized $18,457,000 for investing activities for the six months ended December 31, 2006. The amount utilized during the six months ended December 31, 2006 primarily reflects the acquisition of Oxy-Dry, (net of acquired cash) $17,675,000. In addition cash utilized for investing during the six months ending December 31, 2006 includes additions to property, plant and equipment and patents and trademarks of $782,000 and $618,000 for the six months ended December 31, 2006 and 2005 respectively.

     On November 21, 2006 the Company entered into a credit agreement (the "Agreement") with LaSalle Bank National Association ("LaSalle"). Under the terms of the Agreement, the Company received a $35 million bridge loan, the proceeds of which were used to refinance the

Company's previously existing obligations with Maple Bank GmbH and fund the acquisition of Oxy-Dry and associated closing cost. At December 31, 2006, $31 million of the bridge loan was outstanding. The Agreement provided for the bridge loan to be converted to a permanent facility, consisting of a $15 million term loan (the "Term Loan") and $35 million of revolving lines of credit. On January 19, 2007, the Company initiated a draw on this permanent financing facility using the proceeds to repay the aforementioned bridge loan and associated interest. The term of the permanent facility is for a period of five years maturing on November 21, 2011. Commencing on February 21, 2007, the Company must repay the Term Loan in quarterly installments as defined in the Agreement through November 21, 2011.

     Interest rates under the permanent facility, depending on which option the Company exercises under the Agreement, are based on London Interbank Offering Rates ("LIBOR") or in the case of U.S., dollar loans at the prime rate. Loans based on LIBOR bear interest at LIBOR plus i) 2.50% when total debt to EBITDA ratio is greater than 3.00:1 ii) 2.25% when total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1 iii) 2.00% when total debt to EBITDA ratio is greater than 2.00:1 but less than or equal to 2.50:1 and, iv) 1.75% when total debt to EBITDA ratio is less than or equal to 2.00:1. Loans based on the prime rate bear interest at the prime rate plus i) 1.00% when total debt to EBITDA ratio is greater than 3.00:1 ii) 0.75% when total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1 iii) 0.50% when total debt to EBITDA ratio is greater than 2.00:1 but less than or equal to 2.50:1 and, iv) 0.25% when total debt to EBITDA ratio is less than or equal to 2.00:1. The Company is required under the Agreement to enter into an interest rate protection agreement with respect to not less than 30% of the Term Loans for a term of not less than 3 years.

     The Agreement requires the Company to maintain minimum EBITDA, Fixed Charge Coverage Ratio and Total Funded Debt Ratio. The Agreement provides that total EBITDA, as defined in the Agreement, must not be less than i) $10,000,000 for each of the computation periods ending on December 31, 2006 and March 31, 2007
ii) to not be less than $11,000,000 for each of the computation periods ending on June 30, 2007 and September 30, 2007 and iii) any computation period ending on December 31, 2007 and thereafter to not be less than $12,000,000. The Fixed Charge Coverage Ratio, as defined in the Agreement, shall not be less than 1.25 to 1.0 commencing with the computation period ending on December 31, 2006. Total Debt to EBITDA, as defined in the Agreement, i) shall not exceed 3.50 to 1.0 for any computation period ending on or after December 31, 2006 and on or before March 31, 2009 and ii) shall not exceed 3.00 to 1.0 for any computation period on or after June 30, 2009. As of December 31, 2006, the Company is in compliance with all covenants.

     Borrowings under the Agreement in the U.S. are secured by substantially all of the domestic assets and in Europe by a pledge of European subsidiary stock.

     The Company incurred $1.9 million of deferred financing costs in association with the refinancing which are being amortized over the 60 months.

     In addition, during the quarter ended December 31, 2006, the Company announced a restructuring plan of some of its existing locations and integration plan of the acquired company, in an effort to achieve operational efficiencies and eliminate redundant costs in sales, marketing, administrative and operational activities. The Company expects to incur aggregate cash expenditures of approximately $4.6 million, primarily during fiscal year 2007 in relationship to these actions. Annual estimated savings from these actions is approximately $3.7 million.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $54,921,000. As of December 31, 2006, the Company had $37,559,000 (including letters of credit) outstanding under these credit facilities.

     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the LaSalle Agreement.

     At December 31, 2006 and June 30, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company's contractual obligations at December 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                      Fiscal Years ending June 30,
                                                        ---------------------------------------------------------
                                             Total at                                                     2012
                                             December                                                     and
                                             31, 2006    2007*      2008     2009     2010     2011    thereafter
                                             --------   -------   -------   ------   ------   ------   ----------
Contractual Obligations:
Loans payable                                 $ 3,361   $ 3,361   $    --   $   --   $   --   $   --    $    --
Capital lease obligations                         481        66       123      118      104       67          3
Long-term debt (1)                             31,721     1,114     2,319    2,917    3,325    4,093     17,953
Non-cancelable operating lease obligations     26,045     3,019     4,703    3,650    2,476    1,989     10,208
Restructuring and integration payments          3,900     2,886       870      144       --       --          -
Interest expense (2)                           10,259     1,405     2,382    2,194    1,956    1,674        648
                                              -------   -------   -------   ------   ------   ------    -------
Total contractual cash obligations            $75,767   $11,851   $10,397   $9,023   $7,861   $7,823    $28,812
                                              =======   =======   =======   ======   ======   ======    =======

* Includes only the remaining six months of the fiscal year ending June 30, 2007.

(1) refer to Footnote 3 for additional information related to the long term debt

(2) the anticipated future interest payments are based on the Company's current indebtedness and interest rates at December 31, 2006, with consideration given to debt reduction as the result of expected payments.

IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes during the three months ended December 31, 2006.

ITEM 4: CONTROLS AND PROCEDURES:

     The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter December 31, 2006, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There has been no activity under the Company's stock repurchase program for the quarter ended December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Stockholders was held on November 14, 2006.

     (b) A brief description of matters voted upon and the results of the voting follows:

Proposal 1 - To elect three Class I Directors to serve for three-year terms or until their respective successors are elected and qualify.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                            Total Vote for Each   Total Vote Withheld from
Class A & B                       Director              Each Director
-----------                 -------------------   ------------------------
Samuel B. Fortenbaugh III        20,644,771                989,718
Rolf Bergstrom                   21,496,830                 70,979

Class A
Judith A. Mulholland             12,890,949                405,560

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

Dated: February 14, 2007