Form 10-Q
period 2007-03-31
BALDWIN TECHNOLOGY CO INC
filed 2007-05-15
CIK 805792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[Mark one]

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For quarter ended March 31, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class          Outstanding at April 30, 2007
        -----          -----------------------------
Class A Common Stock
   $0.01 par value               14,130,054
Class B Common Stock
   $0.01 par value                1,212,555

                        BALDWIN TECHNOLOGY COMPANY, INC.

                                      INDEX

                                                                            Page
                                                                           -----
Part I Financial Information
   Item 1  Financial Statements

           Consolidated Balance Sheets at March 31, 2007 (unaudited) and
           June 30, 2006                                                     1-2

           Consolidated Statements of Income for the three and
           nine months ended March 31, 2007 (unaudited) and 2006
           (unaudited)                                                         3

           Consolidated Statement of Changes in Shareholders'
           Equity for the nine months ended March 31, 2007 (unaudited)         4

           Consolidated Statements of Cash Flows for the nine
           months ended March 31, 2007 (unaudited) and 2006 (unaudited)      5-6

           Notes to Consolidated Financial Statements (unaudited)           7-13

   Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       14-21

   Item 3  Quantitative and Qualitative Disclosures About Market Risk         21

   Item 4  Controls and Procedures                                            21

Part II Other Information

   Item 1A Risk Factors                                                       21

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds        21

   Item 5  Other Information                                                  22

   Item 6  Exhibits                                                           22

Signatures                                                                    23

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                March 31, 2007   June 30, 2006
                                                                --------------   -------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 15,278         $ 14,986
   Accounts receivable trade, net of allowance for doubtful
      accounts of $1,916 ($1,452 at June 30, 2006)                   40,284           32,602
   Notes receivable, trade                                            8,870            7,260
   Inventories                                                       30,669           22,657
   Deferred taxes, net                                                2,438              475
   Prepaid expenses and other                                         4,371            4,799
                                                                   --------         --------
      Total Current Assets                                          101,910           82,779
                                                                   --------         --------
MARKETABLE SECURITIES:
   Cost $582 ($573 at June 30, 2006)                                    819              760
                                                                   --------         --------
PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                                 1,058            1,024
   Machinery and equipment                                            6,469            2,674
   Furniture and fixtures                                             5,544            4,023
   Capital leases                                                       250              287
                                                                   --------         --------
                                                                     13,321            8,008
   Less: Accumulated depreciation and amortization                   (7,788)          (4,391)
                                                                   --------         --------
Net property, plant and equipment                                     5,533            3,617
                                                                   --------         --------
INTANGIBLES, at cost, less accumulated amortization of $5,438
   ($4,996 at June 30, 2006)
                                                                      9,532            2,690
GOODWILL, less accumulated amortization of $3,384 ($3,419 at
   June 30, 2006)
                                                                     20,742           11,059
DEFERRED TAXES, NET                                                   7,551            8,109
OTHER ASSETS                                                          5,736            3,749
                                                                   --------         --------
TOTAL ASSETS                                                       $151,823         $112,763
                                                                   ========         ========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       March 31, 2007   June 30, 2006
                                                       --------------   -------------
                                                         (unaudited)
CURRENT LIABILITIES:
   Loans payable                                          $  3,394        $  2,622
   Current portion of long-term debt                         2,224             853
   Accounts payable, trade                                  17,422          16,809
   Notes payable, trade                                      8,755           7,987
   Accrued salaries, commissions, bonus and
      profit-sharing                                         8,587           7,998
   Customer deposits                                         5,564           4,113
   Accrued and withheld taxes                                1,660           2,036
   Income taxes payable                                      2,703           1,015
   Other accounts payable and accrued liabilities           18,377           9,581
                                                          --------        --------
         Total current liabilities                          68,686          53,014
                                                          --------        --------
LONG TERM LIABILITIES:
   Long-term debt                                           25,610           7,080
   Other long-term liabilities                               6,924           6,736
                                                          --------        --------
         Total long-term liabilities                        32,534          13,816
                                                          --------        --------
         Total liabilities                                 101,220          66,830
                                                          --------        --------
SHAREHOLDERS' EQUITY:
   Class A Common Stock, $.01 par, 45,000,000 shares
      authorized, 17,655,791 shares issued at
      March 31, 2007 and 17,376,215 shares
      issued at June 30, 2006                                  177             174
   Class B Common Stock, $.01 par, 4,500,000 shares
      authorized, 1,506,825 shares issued at
      March 31, 2007 and 1,537,681 shares issued at
      June 30, 2006                                             15              15
   Capital contributed in excess of par value               58,937          57,943
   Accumulated earnings/(deficit)                            1,650          (1,374)
   Accumulated other comprehensive income                    3,294           2,626
   Less: Treasury stock, at cost:
      Class A - 3,634,070 shares at March 31, 2007
         and 3,630,202 shares at June 30, 2006
      Class B - 294,270 shares at March 31, 2007
         and June 30, 2006                                 (13,470)        (13,451)
                                                          --------        --------
         Total shareholders' equity                         50,603          45,933
                                                          --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $151,823        $112,763
                                                          ========        ========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           For the three months   For the nine months
                                              ended March 31,       ended March 31,
                                           --------------------   -------------------
                                              2007      2006        2007       2006
                                            -------   -------     --------   --------
Net sales                                   $53,211   $45,477     $144,586   $131,918
Cost of goods sold                           35,774    30,384       97,269     88,013
                                            -------   -------     --------   --------
Gross profit                                 17,437    15,063       47,317     43,905
                                            -------   -------     --------   --------
Operating expenses:
   General and administrative                 6,439     4,912       16,333     14,551
   Selling                                    3,589     3,694       10,829     10,780
   Engineering and development                4,247     3,537       12,173     11,135
   Restructuring                                 --        --          994         --
                                            -------   -------     --------   --------
                                             14,275    12,143       40,329     36,466
                                            -------   -------     --------   --------
Operating income                              3,162     2,920        6,988      7,439
                                            -------   -------     --------   --------
Other (income) expense:
   Interest expense                             749       256        1,532        803
   Interest income                              (44)      (31)        (132)       (92)
   Royalty income, net                           --        --           --       (200)
   Other (income) expense, net                  220       (43)         169         36
                                            -------   -------     --------   --------
                                                925       182        1,569        547
                                            -------   -------     --------   --------
   Income before income taxes                 2,237     2,738        5,419      6,892
Provision for income taxes                      941       993        2,395      2,571
                                            -------   -------     --------   --------
Net income                                  $ 1,296   $ 1,745     $  3,024   $  4,321
                                            =======   =======     ========   ========
Net income per share - basic and diluted
   Income per share - basic                 $  0.09   $  0.12     $   0.20   $   0.29
   Income per share - diluted               $  0.08   $  0.11     $   0.19   $   0.28
                                            =======   =======     ========   ========
Weighted average shares outstanding:
   Basic                                     15,203    14,966       15,100     14,947
                                            =======   =======     ========   ========
   Diluted                                   15,697    15,806       15,705     15,649
                                            =======   =======     ========   ========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARES) (UNAUDITED)

                       Class A             Class B        Capital                  Accumulated
                    Common Stock        Common Stock    Contributed  Accumulated      Other         Treasury Stock
                 ------------------  -----------------   In Excess    Earnings/   Comprehensive  --------------------  Comprehensive
                   Shares    Amount    Shares   Amount     of Par     (Deficit)       Income       Shares     Amount      Income
                 ----------  ------  ---------  ------  -----------  -----------  -------------  ----------  --------  -------------
Balance at
   June 30,
   2006          17,376,215   $174   1,537,681    $15     $57,943      $(1,374)       $2,626     (3,924,472) $(13,451)

Net income for
   the nine
   months ended
   March 31,
   2007                                                                  3,024                                             $3,024

Translation
   adjustment                                                                            674                                  674

Unrealized gain
   on available
   -for-sale
   securities,
   net of tax                                                                             28                                   28

Amortization of
   stock based
   compensation                                               558

Unrealized gain
   on forward
   contracts,
   net of tax                                                                            (39)                                 (39)

Minimum pension
   Liability                                                                               5                                    5
                                                                                                                           ------
Comprehensive
   Income                                                                                                                  $3,692
                                                                                                                           ======
Shares
   converted
   Class B to
   Class A           30,856            (30,856)

Shares issued
   under stock
   option and
   restricted
   stock plans      248,720      3                            436                                    (3,868)      (19)
                 ----------   ----   ---------    ---     -------      -------        ------     ----------  --------
Balance at
   March 31,
   2007          17,655,791   $177   1,506,825    $15     $58,937      $ 1,650        $3,294     (3,928,340) $(13,470)
                 ==========   ====   =========    ===     =======      =======        ======     ==========  ========

   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   For the nine months
                                                                     ended March 31,
                                                                   -------------------
                                                                     2007       2006
                                                                   --------   -------
Cash flows from operating activities:
   Net income                                                      $  3,024   $ 4,321
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation and amortization                                   1,399     1,053
      Accrued retirement pay                                            167       600
      Provision for losses on accounts receivable                       159        74
      Stock based compensation                                          558       332
      Write off of fixed assets                                          --        55
      Deferred income taxes                                               7        57
      Restructuring                                                     994        --
      Changes in assets and liabilities:
         Accounts and notes receivable                               (1,875)   (3,352)
         Inventories                                                 (1,391)   (1,221)
         Prepaid expenses and other                                   1,240         4
         Other assets                                                   184       443
         Customer deposits                                             (918)    1,775
         Accrued compensation                                          (803)     (487)
         Payments against restructuring and integration accruals       (737)       --
         Accounts and notes payable, trade                             (135)    1,367
         Income taxes payable                                         1,496       608
         Accrued and withheld taxes                                    (386)     (523)
         Other accounts payable and accrued liabilities              (1,900)     (924)
         Interest payable                                                35       (37)
                                                                   --------   -------
            Net cash provided by operating activities                 1,118     4,145
                                                                   --------   -------
Cash flows from investing activities:
      Acquisition of Oxy-Dry, net of acquired cash                  (18,242)       --
      Additions of property, plant and equipment                       (619)     (630)
      Additions of patents and trademarks                              (511)     (296)
                                                                   --------   -------
         Net cash (used for) investing activities                   (19,372)     (926)
                                                                   --------   -------
Cash flows from financing activities:
      Long-term and short-term debt borrowings                       66,491       899
      Long-term and short-term debt repayments                      (46,364)   (2,230)
      Capitalized finance costs                                      (2,135)       --
      Principal payments under capital lease obligations               (102)      (74)
      Proceeds of stock option exercises                                439       127
      Other long-term liabilities                                        61        (6)
                                                                   --------   -------
            Net cash provided by (used in) financing activities      18,390    (1,284)
                                                                   --------   -------
Effects of exchange rate changes                                        156      (319)
                                                                   --------   -------
Net increase in cash and cash equivalents                               292     1,616
Cash and cash equivalents at beginning of period                     14,986    15,443
                                                                   --------   -------
Cash and cash equivalents at end of period                         $ 15,278   $17,059
                                                                   ========   =======

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        BALDWIN TECHNOLOGY COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                   For the nine months
                                     ended March 31,
                                   -------------------
                                      2007     2006
                                     ------   ------
Cash paid during the period for:
   Interest                          $1,497   $  840
   Income taxes                      $  389   $1,921

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS:

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which established a framework for measuring fair value and will be effective beginning July 1, 2008. The Company is evaluating the impact, if any, that SFAS 157 will have on the financial statements.

     In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". SFAS 158 requires companies to recognize the over-funded and under-funded status of defined benefit pension and other postretirement plans as assets or liabilities on their balance sheets and to recognize changes in that funded status, in the year in which changes occur, through other comprehensive income in shareholders' equity. As of June 30, 2006, the unrecognized defined benefit pension plan assets, consisting primarily of unrecognized actuarial gains, totaled $166,000. The Company will adopt SFAS 158 as of the end of the current fiscal year.

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

NOTE 3 - LONG TERM DEBT:

                                                               (IN THOUSANDS)
                                                 -----------------------------------------
                                                    MARCH 31, 2007        JUNE 30, 2006
                                                 -------------------   -------------------
                                                 CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                 -------   ---------   -------   ---------
Revolving Credit Facility due November 21,
   2011, interest rate three-month LIBOR
   rate 5.35% plus 2.25% .....................    $   --    $11,300      $ --      $   --
Revolving Credit Facility due November 21,
   2011, interest rate three-month EURIBOR
   rate 3.62% plus 2.25% .....................        --      1,160        --          --
Term loan payable by foreign subsidiary due
   November 21, 2011, with quarterly payments
   interest rate three-month EURIBOR rate
   3.62% plus 2.25% ..........................     1,812     12,944        --          --
Revolving Credit Facility due October 1, 2008,
   interest rate three-month EURIBOR rate
   3.775% plus 3.233% ........................        --         --        --       6,560
Term loan payable by foreign subsidiary
   due September 2008, interest rate 1.81% ...       283        142       291         364
Term Loan payable by foreign subsidiary
   due December 8, 2006, interest rate 1.5% ..        --         --       437          --
Note payable by foreign subsidiary
   through 2008, interest rate 6.70% .........       129         64       125         156
                                                  ------    -------      ----      ------
                                                  $2,224    $25,610      $853      $7,080
                                                  ======    =======      ====      ======

     On November 21, 2006 the Company entered into a credit agreement (the "Agreement") with LaSalle Bank National Association ("LaSalle"). Under the terms of the Agreement, the Company received a $35,000 bridge loan, the proceeds of which were used to repay the Company's previously existing obligations with Maple Bank GmbH and fund the acquisition of Oxy-Dry and associated closing cost. The Agreement provided for the bridge loan to be converted to a permanent facility, consisting of a $15,000 term loan (the "Term Loan") and $35,000 of revolving lines of credit. On January 19, 2007, the Company initiated a draw on this permanent financing facility using the proceeds to repay the aforementioned bridge loan and associated interest. The term of the permanent facility is five years maturing on November 21, 2011.

     In addition, on April 19, 2007 the Company entered into a $5,000 credit facility with a foreign lender. The interest rate for Euro-based borrowings is 7.5%; the interest rate for U.S. dollar-based borrowings is 8.75%.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $54,861 including $50,000 available under the LaSalle Credit Agreement. As of March 31, 2007, the Company had $33,705 outstanding (including letters of credit) under these credit facilities, including $29,693 under the LaSalle Credit Agreement.

NOTE 4 - NET INCOME PER SHARE:

     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share includes 494,000 and 605,000 of potentially dilutive shares, respectively, for the three and nine months ended March 31, 2007 and 840,000 and 702,000 of potentially dilutive shares, respectively, for the three and nine months ended March 31, 2006. Outstanding options to purchase 99,000 and 179,000 shares of the Company's common stock for the nine months ended March 31, 2007 and 2006, respectively, are not included in the above calculation to compute diluted net income per share as their exercise prices exceeded the current market value of these shares.

NOTE 5 -OTHER COMPREHENSIVE INCOME (LOSS):

     Accumulated Other Comprehensive Income (Loss) ("AOCI") is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders' equity in the consolidated balance sheets. AOCI consists of the following:

                                                (in thousands)
                                        ------------------------------
                                        March 31, 2007   June 30, 2006
                                        --------------   -------------
Cumulative translation adjustments          $3,262          $2,588
Unrealized gain on investments,
   net of tax                                  137             109
Unrealized gain (loss) on forward
   contracts, net of tax                        --              39
Minimum pension liability, net of tax         (105)           (110)
                                            ------          ------
                                            $3,294          $2,626
                                            ======          ======

NOTE 6 - INVENTORIES:

     Inventories consist of the following:

                                                (in thousands)
                                        ------------------------------
                                        March 31, 2007   June 30, 2006
                                        --------------   -------------
Raw materials                               $14,594         $11,285
In process                                    4,689           4,236
Finished goods                               11,386           7,136
                                            -------         -------
                                            $30,669         $22,657
                                            =======         =======

     Foreign currency translation effects increased inventories by $432 from June 30, 2006 to March 31, 2007.

NOTE 7 -- GOODWILL/OTHER INTANGIBLE ASSETS:

     The changes in the carrying amount of goodwill for the nine months ended March 31, 2007 are as follows:

                                                   (in thousands)
                                        ------------------------------------
                                          Gross
                                        Carrying    Accumulated       Net
                                         Amount    Amortization   Book Value
                                        --------   ------------   ----------
Balance as of July 1, 2006               $14,478      $3,419        $11,059
Purchase of Oxy-Dry                        9,480          --          9,480
Effects of currency translation              168         (35)           203
                                         -------      -------       -------
Balance as of March 31, 2007             $24,126      $3,384        $20,742
                                         =======      ======        =======

Intangible assets subject to amortization are comprised of the following:

                                                        (in thousands)
                                      -------------------------------------------------
                                        As of March 31, 2007      As of June 30, 2006
                                      -----------------------   -----------------------
                                        Gross                     Gross
                                      Carrying    Accumulated   Carrying    Accumulated
Intangible Assets:                     Amount    Amortization    Amount    Amortization
------------------                    --------   ------------   --------   ------------
Patents and trademarks                 $ 8,225      $5,302       $7,686       $4,996
Customer relationship                      528          12           --           --
Trademark                                1,645          20           --           --
Existing product technology              4,499         100           --           --
Non-compete/solicitation agreements         73           4           --           --
Other                                    1,636         935        1,397          778
                                       -------      ------       ------       ------
Total                                  $16,606      $6,373       $9,083       $5,774
                                       =======      ======       ======       ======

     Amortization expense associated with these intangible assets was $307 and $599, respectively, for the three and nine months ended March 31, 2007 and $118 and $360, respectively, for the three and nine months ended March 31, 2006. The Other category is included in "Other Assets" on the accompanying consolidated balance sheets.

NOTE 8 - PENSION AND OTHER POST-RETIREMENT BENEFITS:

     The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans for the three and nine months ended March 31, 2007 and 2006:

                                           (in thousands)
                             ------------------------------------------
                               Pension Benefits       Pension Benefits
                             For the three months   For the nine months
                                ended March 31,       ended March 31,
                             --------------------   -------------------
                                  2007   2006           2007   2006
                                  ----   ----           ----   ----
Service cost                      $71    $64            $213   $192
Interest cost                      12     12              36     36
Expected return on plan
   assets                          (4)    (4)            (12)   (12)
Amortization of transition
   obligation                      (1)     3              (3)     9
Amortization of net
   actuarial gain                  (1)    (3)             (3)    (9)
                                  ---    ---            ----   ----
Net periodic benefit cost         $77    $72            $231   $216
                                  ===    ===            ====   ====

     During the nine months ended March 31, 2007 and 2006 the Company made contributions to the plans of $531 and $307, respectively. During the nine months ended March 31, 2007, the Company recognized $147 of income before tax, in Other Income, related to the cancellation of an insurance contract in Japan used to fund a supplemental retirement obligation. Of the $147 of income before tax recognized, $143 ($83 after tax) is related to income earned in prior periods.

NOTE 9 - CUSTOMERS:

     During the three and nine months ended March 31, 2007, one customer accounted for more than 10% of the Company's net sales. Koenig and Bauer Aktiengesellschaft ("KBA") accounted for approximately 15% and 18% of the Company's net sales for the three and nine months ended March 31, 2007, respectively, and 17% for both the three and nine months ended March 31, 2006.

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

                                                (in thousands)
                                               Warranty Reserve
                                              -----------------
                                                2007      2006
                                              -------   -------
Warranty reserve at June 30, 2006 and 2005    $ 3,049   $ 2,840
Additional warranty expense accruals            2,398     2,610
Payments against reserve                       (3,092)   (2,685)
Acquired Oxy-Dry balance                        1,983         0
Effects of currency rate fluctuations              84       (18)
                                              -------   -------
Warranty reserve at March 31, 2007 and 2006   $ 4,422   $ 2,747
                                              =======   =======

NOTE 11 - ACQUISITION:

     On November 21, 2006 the Company completed its previously announced acquisition of Oxy-Dry Corporation. Oxy-Dry is a global supplier of accessories and controls to the printing industry. The acquisition strengthens the Company's presence in its core market of accessories and controls by affording it the ability to provide a broader range of product offerings to its customers. Aggregate and preliminary consideration paid, in cash, at closing consisted of a purchase price of approximately $18,000, working capital and other contract related adjustments of $1,077, subject to post closing adjustments and $1,452 in fees and expenses. Determination of the final purchase price is subject to the completion of an audit of the closing consolidated balance sheet and income statement of Oxy-Dry as stated in the calculation and payment adjustment section of the stock purchase agreement.

     The table below represents the preliminary allocation of the total consideration to the Oxy-Dry tangible and identifiable intangible assets and liabilities based on the Company's assessment of their respective fair values as of the date of acquisition. The preliminary valuation, presented below, is subject to change based upon finalization of the post closing adjustments.

                                          (in thousands)
                                          --------------
Cash                                         $ 2,287
Accounts receivable                            7,136
Inventory                                      5,960
Other assets                                     914
Property, plant and equipment                  2,149
Identifiable intangible assets                 6,745
Accounts payable                              (1,723)
Deposits                                      (2,156)
Accrued expenses                              (7,360)
Liabilities assumed                           (3,000)
Deferred taxes                                 1,248
Other liabilities                             (1,151)
                                             -------
Total fair value of net assets acquired       11,049
                                             -------
Goodwill                                     $ 9,480

     Identifiable intangibles include product technology, $4,499 (15 year life), trade name $1,645 (30 year life), customer relationships $528 (13 year life), and non-compete agreements $73 (5 year life).

     On December 20, 2006, the Company committed to the principal features of a plan to restructure and integrate the operations of MTC Corporation and its wholly-owned subsidiary Oxy-Dry Corporation. The objective is to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition as well as to achieve greater efficiency in sales, marketing, administrative and operational activities, primarily in Germany, the United States and the United Kingdom. In particular, the U.S. and U.K. plan involves consolidation of former Oxy-Dry leased locations into existing Company locations. In addition, the plan in the U.S. and U.K. includes elimination of redundant manufacturing and support personnel. In Germany, the plan consists of consolidation and elimination of support functions while maintaining the former Oxy-Dry manufacturing location. The actions under the plan commenced during December 2006; and the Company expects to substantially complete the plan by the end of the Company's current fiscal year. The liabilities recognized in connection with the acquisition include $2,300 of employee termination and associated costs and $700 of facilities and other one-time costs included in other accounts payable and accrued liabilities.

     The results of the acquisition of Oxy-Dry have been included in the consolidated financial statements since the date of acquisition November 21, 2006.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the three and nine months ended March 31, 2007 and 2006 as if the acquisition of Oxy-Dry had occurred at the beginning of each period, after giving effect to certain purchase accounting adjustments, including assumed amortization of acquired intangibles and higher interest expense due to higher debt level. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place at the beginning of each period.

                                (in thousands, except per share data)
                             ------------------------------------------
                             For the three months   For the nine months
                                ended March 31,       ended March 31,
                             --------------------   -------------------
                                 2007      2006       2007       2006
                               -------   -------    --------   --------
Revenue                         53,211    54,786     158,574    162,347
Net income                       1,296       730         927      2,835
Income per share - basic       $  0.09   $  0.05    $   0.06   $   0.19
Income per share - diluted     $  0.08   $  0.05    $   0.06   $   0.18

NOTE 12 - STOCK BASED COMPENSATION:

     Pursuant to SFAS123(R) "Share-Based Payment", companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.

     Total share-based compensation for the three and nine months ended March 31, 2007 and 2006 are summarized in the following table:

                                                  (in thousands)
                                    ------------------------------------------
                                    For the three months   For the nine months
                                       ended March 31,       ended March 31,
                                    --------------------   -------------------
                                         2007   2006           2007   2006
                                         ----   ----           ----   ----
Share based compensation
   Stock options                         $100   $153           $291   $256
   Restricted stock                       106     46            267     76
                                         ----   ----           ----   ----
   Total share-based compensation        $206   $199           $558   $332
                                         ====   ====           ====   ====

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

     Activity related to the restructuring plan during the nine months ended March 31, 2007 included in other accounts payable and accrued liabilities is as follows:

                                          Payment
                                Initial   against     Balance at
(in thousands)                  Reserve   Reserve   March 31, 2007
                                -------   -------   --------------
Restructuring costs:
   Employee termination costs     $810      $260        $550
   Contract termination costs       72        --          72
   Other associated costs          112        14          98
                                  ----      ----        ----
Total restructuring costs         $994      $274        $720
                                  ====      ====        ====

NOTE 14 - SUBSEQUENT EVENT:

     On April 11, 2007 the Company announced that it had acquired Hildebrand Systeme GmbH, a leader in the field of high performance web cleaning systems, for approximately $2.5 million in cash.

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

     On November 21, 2006 the company completed its previously announced acquisition of the Oxy-Dry group of companies ("Oxy-Dry"). Aggregate and preliminary consideration paid, in cash, at closing consisted of a purchase price of approximately $18,000,000, working capital and other contract related adjustments $1,077,000, subject to post closing adjustments and $1,452,000 in fees and expenses. Oxy-Dry, a privately held company with annual sales of approximately $38,000,000 produces accessories and controls for the printing industry. The results of the acquired company are included in the financial statements as reported and are addressed specifically in the discussion below.

     In conjunction with the Oxy Dry transaction, and as previously announced, the Company also negotiated a new credit facility consisting of a term loan of $15,000,000 and a $35,000,000 revolving line of credit. Proceeds of the new facility were used to finance the acquisition and extinguish the Company's existing credit facility.

     For the three and nine months ended March 31, 2007 net sales were $53,211,000 and $144,586,000, respectively, representing approximately a 17% and 10% improvement, respectively, over the previous year's corresponding period as reported. Revenues during the three and nine month periods, have been favorably impacted by the acquisition of Oxy-Dry and currency exchange rates as more fully described in the sections below. During the three and nine months periods, sales have been negatively impacted by lower domestic demand in the newspaper and commercial print markets in Japan and reduced newspaper project activity with OEM customers particularly in the spray dampening product offering in Europe.

     For the three and nine months ended March 31, 2007 and 2006, gross margins as reported remained stable at approximately 33%, while operating income as reported remained stable at about 5% to 6% of sales.

     During the nine months ended March 31, 2007 the Company recorded a restructuring charge of $994,000. In addition, the interest expense increased in both the three and nine months ended March 31, 2007 versus the previous year's corresponding periods as a result of higher debt levels associated with the acquisition of Oxy-Dry.

     Since the Company has made significant progress in its integration plans, the numbers presented for the acquired entity exclude the numbers for the now fully integrated U.S. accessories and control business of Oxy-Dry, except for the discussion on net sales.

THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

CONSOLIDATED RESULTS

NET SALES

     Net sales for the three months ended March 31, 2007, excluding the acquisition of Oxy-Dry increased by $1,048,000, or 2.3%, to $46,495,000 from $45,447,000 for the three months ended March 31, 2006. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $1,911,000 in the current period; otherwise, net sales would have decreased by $863,000 or 1.9%. Sales of the acquired operations for the three months ended March 31, 2007 of $6,716,000 brought reported sales to $53,211,000.

     The net sales decrease (adjusted for currency effects) reflects lower sales volumes in Europe $1,400,000 and the Americas $447,000 partially offset by increased revenues in Asia $983,000. In Europe, the decrease in demand for the Company's cleaning and spray dampening systems in the newspaper markets primarily account for the decreased revenue. In the Americas decreased demand in the commercial market for cleaning systems decreased shipments in the U.S. Partially offsetting these declines were higher revenues in Asia, primarily due to higher revenue for cleaning systems in the Japanese commercial printing market.

GROSS PROFIT

     Gross profit for the three months ended March 31, 2007, excluding the effects of the acquisition, was $15,908,000 (34.2% of net sales) as compared to $15,063,000 (33.1% of net sales) for the three months ended March 31, 2006, an increase of $845,000 or 5.6%. Currency rate fluctuations increased gross profit by $748,000 in the current period. Excluding the effects of currency rate fluctuations, gross profit would have remained relatively flat for the quarter as reduced volumes and under absorption of overhead in Germany and Sweden were offset by higher volumes and lower material costs in Japan. Gross profit of $1,529,000 of the acquired business brought reported gross profit to $17,437,000.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), excluding the acquired company were approximately $8,931,000 (19.2% of net sales) for the three months ended March 31, 2007 as compared to $8,606,000 (18.9% of net sales) for the same period in the prior fiscal year, an increase of $325,000 or 3.8%. Currency rate fluctuations increased these expenses by $309,000 in the current period; otherwise, selling, general and administrative expenses would have remained relatively flat. Selling expenses decreased by $807,000. This decrease is mainly due to lower commissions, trade show, advertising and subcontractor costs in the current year period. General and administrative expenses increased by $823,000. This increase is primarily due to higher severance, recruiting, tax, audit, and compliance costs partially offset by lower incentive compensation accruals. Selling, General and Administrative expenses of the acquired company of $1,097,000 brought total reported SG&A expenses to $10,028,000 as reported.

ENGINEERING AND DEVELOPMENT EXPENSES

     Engineering and development expenses, excluding $243,000 for the acquired company, increased by $466,000 over the three months ended March 31, 2007. Currency rate fluctuations increased these expenses by $238,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $228,000 in the current period. This increase relates primarily to higher product management costs in Japan. As a percentage of net sales, engineering and development expenses as reported remained relatively flat at approximately 8.0% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

INTEREST AND OTHER

     Interest expense for the three months ended March 31, 2007 was $749,000 as compared to $256,000 for the three months ended March 31, 2006. Currency rate fluctuations increased interest expense by $30,000 in the current period. Otherwise, interest expense would have increased by $463,000. This increase reflects the higher debt level of approximately $16,000,000 versus the debt level for the period ended March 31, 2006. In addition, interest expense for the three months ended March 31, 2007 included $105,000 amortization of capitalized finance costs. As noted above, the increase in debt is primarily associated with the acquisition of Oxy-Dry in late November 2006. Interest income amounted to $44,000 and $31,000 for the three months ended March 31, 2007 and 2006, respectively.

     Other income (expense), net, amounted to expense of $220,000 for the three months ended March 31, 2007 compared to income of $43,000 for the three months ended March 31, 2006. Other income (expense), net, for the three months ended March 31, 2007 and 2006, respectively, includes: net foreign currency transaction (losses) of $(174,000) and gains of $5,000.

INCOME TAXES

     The Company recorded an income tax provision of $941,000 for the three months ended March 31, 2007 as compared to $993,000 for the three months ended March 31, 2006. The effective tax rate of 42.1% for the three months ended March 31, 2007 differs from the statutory rate and the 36.3 % March 31, 2006 rate. The rate differences reflect the distribution of taxable income in higher tax jurisdictions and no recognition of tax benefit for losses incurred in certain countries as the realization of such benefits was not more likely than not. Additionally, the quarter ended March 31, 2007 includes a net benefit of $265,000 related to several discrete items, including the reversal of valuation allowance in the UK and France as realization of the deferred tax assets in those countries was deemed to be more likely than not. The quarter ended March 31, 2006 was negatively impacted by discrete items totaling approximately $200,000.

NET INCOME

     The Company's net income amounted to $1,296,000 for the three months ended March 31, 2007, compared to a net income of $1,745,000 for the three months ended March 31, 2006. Currency rate fluctuations increased net income by $150,000 in the current period. Net income per share amounted to $0.09 basic and $0.08 diluted for the three months ended March 31, 2007, as compared to a net income per share of $0.12 basic and $0.11 diluted for the three months ended March 31, 2006.

NINE MONTHS ENDED MARCH 31, 2007 VS. NINE MONTHS ENDED MARCH 31, 2006

CONSOLIDATED RESULTS

NET SALES

     Net sales for the nine months ended March 31, 2007, excluding the acquisition of Oxy-Dry, increased by $1,627,000, or 1.2%, to $133,545,000 from $131,918,000 for the nine months ended March 31, 2006. Currency rate fluctuations attributable to the Company's overseas operations increased net sales by $4,479,000 in the current period; otherwise, net sales would have decreased by $2,852,000 or 2.2%. Sales of the acquired operations for the nine months ended March 31, 2007 of $11,041,000 brought reported sales to $144,586,000.

     The net sales decrease, excluding the effects of the acquisition and currency effects, reflects decreased sales in Europe, $1,826,000, particularly in Germany, as a result of lower demand for cleaning systems in the commercial market. In the Americas, particularly the U.S., sales decreased $650,000 again driven by lower demand in the commercial market for cleaning systems. In Asia, particularly Japan, net sales decreased $378,000 as softness in the Japanese newspaper market for spray dampening equipment was partially offset by higher cleaning systems sales and by the market served by the Company's Australian subsidiary.

GROSS PROFIT

     Gross profit for the nine months ended March 31, 2007, excluding the acquisition was $44,800,000 (33.5% of net sales) as compared to $43,905,000 (33.2% of net sales) for the nine months ended March 31, 2006, an increase of $895,000 or 2.0%. Currency rate fluctuations increased gross profit by $1,882,000 in the current period. Excluding the effects of currency rate fluctuation, gross profit would have decreased by $987,000. Gross profit as a percentage of net sales decreased primarily as a result of the lower sales volumes noted above, unfavorable cost absorption associated with the lower volume coupled with higher technical service costs. Gross profit of $2,517,000 of the acquired business brought reported gross profit to $47,317,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses (SG&A), excluding the acquisition, amounted to $25,533,000 (19.1% of net sales) for the nine months ended March 31, 2007 as compared to $25,331,000 (19.2% of net sales) for the same period in the prior fiscal year, an increase of $202,000. Currency rate fluctuations increased these expenses by $771,000 in the current period. Otherwise, selling, general and administrative expenses would have decreased by $569,000. Selling expenses decreased by $1,140,000. This decrease is primarily driven by decreased travel costs, commissions, and trade show expenses. General and administrative expenses increased by $571,000. This increase primarily reflects increased cost for professional services (related to compliance, tax, audit and other financial services), severance costs, stock-based compensation costs, recruiting and relocation costs, partially offset by reduced incentive compensation accruals. Selling, general and administrative expense of $1,629,000 of the acquired company brought reported SG&A expense to $27,162,000.

ENGINEERING AND DEVELOPMENT EXPENSES

     Engineering and development expenses, excluding $257,000 of expenses of the acquired company, increased $781,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $509,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have increased by $272,000 in the current period. This increase related primarily to higher employee compensation and related costs associated with product management activities. As a percentage of net sales, engineering and development expenses as reported remained at approximately 8.4% for the nine months ended March 31, 2007 and March 31, 2006.

RESTRUCTURING

     The Company recorded $994,000 of restructuring costs during the nine months ended March 31, 2007 versus $0 in the comparable prior year period. The restructuring plan, designed to achieve efficiencies in sales, marketing, administrative and operational activities primarily in Germany, the U.S and the U.K., included employee termination costs of $710,000, facility and lease termination costs of $175,000 and other associated cost of $109,000.

INTEREST AND OTHER

     Interest expense for the nine months ended March 31, 2007 was $1,532,000 as compared to $803,000 for the nine months ended March 31, 2006. Currency rate fluctuations increased interest expense by $68,000 in the current period. Otherwise, interest expense would have increased by $661,000. This increase reflects the higher debt level of approximately $16,000 versus the period ended March 31, 2006. In addition, interest expense for the nine months ended March 31, 2007 included $142,000 amortization of capitalized finance costs. As noted above, the increase in debt is primarily associated with the acquisition of Oxy-Dry in late November 2006. Interest income amounted to $132,000 and $92,000 for the nine months ended March 31, 2007 and 2006, respectively.

     Net royalty income for the nine months ended March 31, 2007 was $0 as compared to $200,000 for the nine months ended March 31, 2006. The income in fiscal year 2006 was as a result of final royalty payments and true ups for a group of patents which were the source of the royalty income.

     Other income (expense), net, amounted to expense of $169,000 for the nine months ended March 31, 2007 compared to expense of $36,000 for the nine months ended March 31, 2006. Other income (expense), net, for the nine months ended March 31, 2007 and 2006, respectively, included: net foreign currency transaction (losses) of ($324,000) and ($115,000). In addition, the nine months ended March 31, 2007 includes income related to the cancellation of an insurance contract in Japan of $147,000 of which $143,000 is related to income earned in prior periods.

INCOME TAXES

     The Company recorded an income tax provision of $2,395,000 for the nine months ended March 31, 2007 as compared to $2,571,000 for the nine months ended March 31, 2006. The effective tax rate of 44.4% for the nine months ended March 31, 2007 and 37.3 % for the nine months ended March 31, 2006 differs from the statutory rate and is impacted by taxable income earned in higher tax jurisdictions in which tax loss carry-forwards were not available and no recognition of tax benefit for losses incurred in certain countries as the realization of such benefits was not more likely than not. Additionally, the nine months ended March 31, 2007 reflects reversal of the valuation allowance in the U.K. and France as the realization of deferred tax assets in those countries is more likely than not offset by charges related to international tax audits in Germany and France. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustment was determined to be required. In particular, the Company is monitoring positive earnings trends and other positive evidence in the U.S. to determine if such trends could possibly require a reversal of the valuation allowance in the U.S.

NET INCOME

     The Company's net income amounted to $3,024,000 for the nine months ended March 31, 2007, compared to $4,321,000 for the nine months ended March 31, 2006. Currency rate fluctuations increased net income by $404,000 in the current period. Net income per share amounted to $0.20 basic and $0.19 diluted for the nine months ended March 31, 2007, as compared to net income per share of $0.29 basic and $0.28 diluted for the nine months ended March 31, 2006.

                LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 2007

     Cash flows from operating, investing and financing activities, as reflected in the nine months ended March 31 in the Consolidated Statement of Cash Flows, are summarized as follows:

Cash provided by (used for):                    2007           2006
----------------------------                ------------   -----------
Operating activities                        $  1,118,000   $ 4,145,000
Investing activities                         (19,372,000)     (926,000)
Financing activities                          18,390,000    (1,284,000)
Effect of exchange rate changes on cash          156,000      (319,000)
                                            ------------   -----------
Net increase in cash and cash equivalents   $    292,000   $ 1,616,000
                                            ============   ===========

     Cash provided by operating activities decreased $3,027,000 during the nine months ended March 31, 2007 versus the prior year period. This decrease primarily reflects the timing of accounts payable, lower customer deposits and restructuring payments partially offset by improved collections on accounts receivable.

     The Company utilized $19,372,000 for investing activities for the nine months ended March 31, 2007. The amount utilized during the nine month period ended March 31, 2007 primarily reflects the acquisition of Oxy-Dry, (net of acquired cash) $18,242,000. In addition cash utilized for investing includes additions to property, plant and equipment and patents and trademarks of $1,130,000 and $926,000 for the nine months ended March 31, 2007 and 2006, respectively.

     On November 21, 2006 the Company entered into a credit agreement (the "Agreement") with LaSalle Bank National Association ("LaSalle"). Under the terms of the Agreement, the Company received a $35,000,000 bridge loan, the proceeds of which were used to refinance the Company's previously existing obligations with Maple Bank GmbH and fund the acquisition of Oxy-Dry and associated closing cost. The Agreement provided for the bridge loan to be converted to a permanent facility, consisting of a $15,000,000 term loan (the "Term Loan") and $35,000,000 of revolving lines of credit. On January 19, 2007, the Company initiated a draw on this permanent financing facility using the proceeds to repay the aforementioned bridge loan and associated interest. The term of the permanent facility is for a period of five years maturing on November 21, 2011. Commencing on February 21, 2007, the Company must repay the Term Loan in quarterly installments as defined in the Agreement through November 21, 2011.

     Interest rates under the permanent facility, depending on which option the Company exercises under the Agreement, are based on London Interbank Offering Rates ("LIBOR") or, in the case of U.S., dollar loans at the prime rate. Loans based on LIBOR bear interest at LIBOR plus i) 2.50% when total debt to EBITDA ratio is greater than 3.00:1 ii) 2.25% when total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1 iii) 2.00% when total debt to EBITDA ration is greater than 2.00:1 but less than or equal to 2.50:1 and,
iv) 1.75% when total debt to EBITDA ratio is less than or equal to 2.00:1. Loans base on the prime rate bear interest at the prime rate plus i) 1.00% when total debt to EBITDA ratio is greater than 3.00:1 ii) 0.75% when total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1 iii) 0.50% when total debt to EBITDA ratio is greater than 2.00:1 but less than or equal to 2.50:1 and, iv) 0.25% when total debt to EBITDA ratio is less than or equal to 2.00:1.

     The Agreement requires the Company to maintain minimum EBITDA, Fixed Charge Coverage Ratio and Total Funded Debt Ratio. The Agreement provides that total EBITDA, as defined in the Agreement, must not be less than i) $10,000,000 for each of the computation periods ending on December 31, 2006 and March 31, 2007
ii) to not be less than $11,000,000 for each of the computation periods ending on June 30, 2007 and September 30, 2007 and iii) any computation period ending on December 31, 2007 and thereafter to not to be less than $12,000,000. The Fixed Charge Coverage Ratio, as defined in the Agreement, shall not be less than
1.25 to 1.0 commencing with the computation period ending on December 31, 2006. Total Funded Debt Ratio, as defined in the Agreement, i) shall not exceed 3.50 to 1.0 for any computation period ending on or after December 31, 2006 and on or before March 31, 2009 and ii) shall not exceed 3.00 to 1.0 for any computation period on or after June 30, 2009.

     Borrowings under the Agreement in the U.S. are secured by substantially all of the domestic assets and in Europe by a pledge of the stock of the Company's European subsidiaries.

     The Company incurred $2,100,000 of deferred financing costs in association with the refinancing which are being amortized over the 60 months.

     In addition, during the quarter ended December 31, 2006 the Company announced a restructuring plan of some of its existing locations and integration plan of the acquired company, in an effort to achieve operational efficiencies and eliminate redundant costs in sales, marketing, administrative and operational activities. The Company expects to incur aggregate cash expenditures of approximately $4,600,000 primarily during fiscal year 2007 in relationship to these actions. Annual estimate savings from these actions is approximately $3,700,000.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $54,861,000. As of March 31, 2007, the Company had $33,705,000 (including letters of credit) outstanding under these credit facilities.

     In addition, on April 19, 2007 the Company entered into a $5,000,000 credit facility with a foreign lender. Interest under the agreement for Euro based borrowings is at 7.50% and 8.75% for U.S. dollar based borrowings.

     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the LaSalle Agreement.

     At March 31, 2007 and June 30, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company's contractual obligations at March 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                                 Fiscal Years ending June 30,
                                             -------------------------------------------------------------------
                                             Total at                                                    2012
                                               March                                                      and
                                             31, 2007    2007*     2008     2009     2010     2011    thereafter
                                             --------   ------   -------   ------   ------   ------   ----------
Contractual Obligations:
Loans payable                                 $ 3,394   $3,394   $    --   $   --   $   --   $   --     $    --
Capital lease obligations                         453       33       125      119      105       68           3
Long-term debt (1)                             27,834      633     2,341    2,951    3,365    4,142      14,402
Non-cancelable operating lease obligations     25,050    1,565     4,806    3,735    2,576    2,068      10,300
Restructuring and integration payments          3,252    2,238       870      144       --       --          --
Interest expense (2)                            8,466      707     2,121    1,932    1,691    1,406         609
                                              -------   ------   -------   ------   ------   ------     -------
Total contractual cash obligations            $68,449   $8,570   $10,263   $8,881   $7,737   $7,684     $25,314
                                              =======   ======   =======   ======   ======   ======     =======

* Includes only the remaining three months of the fiscal year ending June 30, 2007.

(1) refer to Footnote 3 for additional information related to the long term debt

(2) the anticipated future interest payments are based on the Company's current indebtedness and interest rates at March 31, 2007, with consideration given to debt reduction as the result of expected payments.

IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     A discussion of market risk exposures is included in Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes during the three months ended March 31, 2007.

ITEM 4: CONTROLS AND PROCEDURES:

     The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter March 31, 2007, the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company's disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There has been no activity under the Company's stock repurchase program for the quarter ended March 31, 2007.

ITEM 5: OTHER INFORMATION

     Baldwin Technology Company, Inc. (the "Company") and various of its subsidiaries entered into a Credit Agreement with the Baden-Wurttembergesche Bank (the "Bank") effective April 19, 2007 under which the Bank agreed to make available to the Company a credit facility in the amount of 5 million euro. Unless sooner terminated, the Credit Agreement will terminate on February 28, 2008. Interest rates payable on loans are at 7.50% for euro based borrowings and 8.75% for U.S. dollar based borrowings.

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

                                        BALDWIN TECHNOLOGY COMPANY, INC.


                                        BY /s/ John P. Jordan
                                           -------------------------------------
                                           Vice President, Chief Financial
                                           Officer and Treasurer

Dated: May 15, 2007