Form 10-K
period 2007-06-30
BALDWIN TECHNOLOGY CO INC
filed 2007-09-28
CIK 805792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended June 30, 2007
Commission file number 1-9334
Baldwin Technology Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3258160 (I.R.S. Employer Identification No.)

2 Trap Falls Road, Suite 402 Shelton, Connecticut (Address of principal executive offices)	06484 (Zip Code)
Registrant’s telephone number, including area code: 203-402-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange
on Which Registered
Class A Common Stock	American Stock Exchange
Par Value $.01
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
            Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
            Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on December 31, 2006, as reported by the American Stock Exchange on that date, was $70,668,725.
     Number of shares of Common Stock outstanding at June 30, 2007:

Class A Common Stock	14,241,552
Class B Common Stock	1,192,555

Total	15,434,107
Documents Incorporated By Reference
     Items 10, 11, 12, 13 and 14 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2007 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

CAUTIONARY STATEMENT — This Annual Report on Form 10-K may contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Baldwin Technology Company, Inc. (the “Company”) cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company’s forward-looking statements are set forth in Item 1A “Risk Factors” to this Annual Report on Form 10-K for the year ended June 30, 2007.

PART I
Item 1. Business
     Baldwin Technology Company, Inc. (“Baldwin” or the “Company”) is a leading global supplier of process automation equipment for the printing and publishing industry. The Company offers its customers a broad range of products designed to enhance the quality, productivity and cost-efficiency of the print manufacturing process while addressing environmental concerns and safety issues. Baldwin’s products include cleaning systems, fluid management and ink control systems, web press protection systems and drying systems.
     The Company sells its products both to printing press manufacturers who incorporate the Company’s products into their own printing press systems for sale to printers and publishers, as well as directly to printers and publishers to upgrade the quality and capability of their existing and new printing presses. The Company does not consider its business to be seasonal. However, customer order patterns and delivery schedules could cause revenue in select periods to fluctuate. The Company has product development and production facilities, and sales and service operations, in strategic markets worldwide.
Industry Overview
     The Company defines its business as that of providing process automation equipment for the printing and publishing industry. The Company believes that, as an independent company, it produces one of the most complete lines of process automation products for this diverse industry.
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
     While offset printing represents a significant segment of the U.S. printing industry, it is also the dominant technology in the international printing market. The Company believes that the future growth of its international markets will be attributable in part to the increased use of its products in emerging markets. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in those markets. Baldwin’s worldwide operations enable it to closely monitor market and new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing equipment requirements of specific local markets throughout the world.
Principal Products
     The Company produces and sells many different products to printers and printing press manufacturers. Thus its product development efforts are focused on the needs of printers and the printing press manufacturers. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company’s net sales. As a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product’s acceptance by the printing industry increases and printers begin to specify certain of the Company’s products as part of their process automation equipment package selected when ordering new printing presses. Historically, the Company’s products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. The Company’s principal products generally range in unit price from under $100 to approximately $50,000. Baldwin’s principal products are described below:
     Cleaning Systems. The Company’s Cleaning Systems and related consumable products clean the cylinders of an offset press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner and Guide Roll Cleaner, all of which reduce paper waste, volatile organic compound (“VOC”) emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2007, 2006 and 2005, net sales of Cleaning Systems represented approximately 54.5%, 54.2% and 55.0% of the Company’s net sales, respectively.
     Fluid Management Systems. The Company’s Fluid Management Systems measure and control the supply, temperature, cleanliness, chemical balance and certain other characteristics of the fluids used in the lithographic printing process. Among the most important of these products are the Company’s Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June

30, 2007, 2006 and 2005, net sales of Fluid Management Systems represented approximately 19.2%, 23.4% and 23.2% of the Company’s net sales, respectively.
     Other Process Automation Products, Parts, Services and Miscellaneous Products. The Company’s Web Press Protection Systems (web severers and web catchers), designed in response to the increasing number of web leads used in printing today’s colorful newspapers as well as to the growing demand for high speed commercial web presses, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company’s Ink Control Systems regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems, which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers, Gluing Systems and service and parts. In the fiscal years ended June 30, 2007, 2006 and 2005, net sales of Other Process Automation Products represented approximately 26.3%, 22.4% and 21.8% of the Company’s net sales, respectively.
Worldwide Operations
     The Company believes that it is one of the few providers of process automation products for the printing and publishing industry that has complete product development, manufacturing and marketing capabilities in the Americas, Europe and Asia. The Company, as an international business, is subject to various changing competitive, economic, political, legal and social conditions. The Company currently has subsidiaries in 14 countries, and its results of operations may be adversely or positively affected by currency fluctuations. The results of the operations and financial positions of the Company’s subsidiaries outside of the United States are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company’s consolidated financial statements. The exchange rates between the currencies and the U.S. dollar may fluctuate substantially. Because the Company generates a significant percentage of its revenues and operating expenses in currencies other than the U.S. dollar, fluctuations in the value of the U.S. dollar against other currencies may have a material effect on the Company’s operating income. The Company’s results and financial condition are particularly affected by changes in the value of the U.S. dollar in relation to the euro, Japanese yen and Swedish krona. Since the Company’s foreign subsidiaries primarily manufacture, incur expenses and earn revenue in the local countries in which they operate, the impact from cross currency fluctuations is somewhat mitigated.
     The following table sets forth the percentages of the Company’s net sales attributable to its geographic regions for the fiscal years ended June 30, 2007, 2006 and 2005:

	Years Ended June 30,
	2007	2006	2005
Americas	20%	17%	14%
Europe	53%	51%	47%
Asia/Australia	27%	32%	39%

Total	100%	100%	100%

     In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries and a sales office in Brazil. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England, Italy, Switzerland and the Netherlands. In Asia, the Company operates through its subsidiaries in India, Japan, China, Singapore and Australia. All of the Company’s subsidiaries are wholly owned except for two subsidiaries, one in which the Company holds a 90% interest, and another in which the Company holds an 80% interest.
Acquisition Strategy
     As part of its growth strategy, the Company intends to investigate potential strategic acquisitions of companies and product lines in related business areas. This strategy would involve: (i) acquiring entities that will strengthen the Company’s position in the field of process automation equipment and related consumables for the printing and publishing industry and whose products can be sold through the Company’s existing distribution network; (ii) entering new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company’s manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company’s intention would be to integrate the processes and controls of the acquired company with those of the Company with a view towards enhancing sales, productivity and operating results.

Marketing, Sales and Support
     Marketing and Sales. While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 87 employees devoted to marketing and sales activities in its three principal worldwide markets and more than 200 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks to printing press manufacturers (“OEMs”), newspaper publishers, and commercial printers. For the fiscal year ended June 30, 2007, approximately 51% of the Company’s net sales were to OEMs and approximately 49% were directly to printers.
     Support. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 127 service technicians, who are complemented by product engineers, to provide field service for the Company’s products on a global basis.
     Backlog. The Company’s backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders. The Company’s backlog was $52,651,000 as of June 30, 2007, $49,200,000 as of June 30, 2006 and $48,114,000 as of June 30, 2005.
     Customers. For the fiscal year ended June 30, 2007, one customer accounted for more than 10% of the Company’s net sales and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 17% of the Company’s net sales and trade accounts receivable. The ten largest customers of Baldwin (including KBA) accounted for approximately 49%, 50% and 53%, respectively, of the Company’s net sales for the fiscal years ended June 30, 2007, 2006 and 2005. Sales of Baldwin’s products are not considered seasonal.
Engineering and Development
     The Company believes its engineering and development, including research, efforts has been an important factor in establishing and maintaining its leadership position in the field of process automation equipment for the printing and publishing industry. The Company has won six Intertech Awards from the Graphic Arts Technical Foundation. The Intertech Award was established to recognize technologies that are predicted to have a major impact on the graphic communications industry, but are not yet in widespread use in the marketplace. Baldwin has devoted substantial efforts to adapt its products to almost all models and sizes of printing presses in use worldwide.
     Most of the Company’s product development is located at its centers of competence which are for commercial printing located in Germany and for newspaper printing located in Sweden. The Company believes that this approach to engineering and development has helped the Company to react quickly to meet the needs of its customers and coordinate the Company’s product development activities. The Company’s engineering and development organization focuses attention on opportunities within the respective markets, while avoiding duplicative efforts within the Company.
     Baldwin employs approximately 135 persons whose primary function is new product development, application engineering or modification of existing products. The Company’s total expenditures for engineering research and development for the fiscal years ended June 30, 2007, 2006 and 2005 were approximately 8.4%, 8.5% and 9.2% of the Company’s net sales in each such fiscal year, respectively.
Patents
     The Company owns a number of patents and patent applications relating to a substantial number of Baldwin’s products, and patented products represent a significant portion of the Company’s net sales for all periods presented. The Company’s patents expire at different times during the next twenty years; however, one group of patents, which provided the Company’s royalty income, expired in February 2005. The expiration of patents in the near future is not expected to have a material adverse effect on the Company’s net sales; however, royalty income and cash flows were negatively impacted by the expiration of the aforementioned group of patents. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

Manufacturing
     The Company conducts its manufacturing operations, primarily subassembly and quality control, through a number of operating subsidiaries. In North America, the Company has facilities in Kansas and Illinois. In Europe, the Company has facilities in Germany and Sweden. In Asia, Baldwin has facilities in India, Japan and China.
     In general, materials required by the Company can be obtained from various sources in the quantities desired. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier. In addition, the Company uses various subcontractors to provide required services, but is not dependent on any individual subcontractor.
     The nature of the Company’s operations is such that there is little, if any, negative effect upon the environment, and the Company has not experienced any substantive problems in complying with environmental protection laws and regulations.
Competition
     Within the diverse market for process automation equipment for the printing and publishing industry, the Company produces and markets what it believes to be the most complete line of process automation equipment. Numerous companies, including vertically integrated printing press manufacturers, manufacture and sell products which compete with one or more of the Company’s products. The printing press manufacturers generally have larger staffs and greater financial resources than the Company.
     The Company competes by offering customers a broad technologically advanced product line, coupled with a well-known reputation for the reliability of its products and its commitment to service and after-sale support. The Company’s ability to compete effectively in the future will depend upon the continued reliability of its products, after-sale support, its ability to keep its market position with new proprietary technology and its ability to develop innovative new products which meet the demands of the printing and publishing industry.
Employees
     At June 30, 2007, the Company employed 658 persons (plus 59 temporary and part-time employees) of which 227 are production employees, 87 are marketing, sales and customer service employees, 262 are research, development, engineering and technical service employees and 82 are management and administrative employees. In Europe, some employees are represented by various unions under contracts with indefinite terms: in Sweden, approximately 20 of the Company’s 77 employees are represented by Ledarna (SALF), Metall, or Svenska Industritjanstemanna Forbundet unions; in Germany, approximately 40 of the Company’s 272 employees are represented by the IG Metall (Metalworker’s Union). The Company considers relations with its employees and with its unions to be good.
Item 1A. Risk Factors
     Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents that the Company files with the SEC are risks that should be considered in evaluating the Company’s Stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables affecting the Company’s operating results, the Company’s past financial performance should not be considered an indicator of future performance.
Company Risks
     Intellectual property and proprietary technology are important to the continued success of the Company’s business. Failure to protect or defend this proprietary technology may impair the Company’s competitive position. The Company’s success and ability to compete depend to a certain extent on the Company’s innovative proprietary technology since that is one of the methods by which the Company persuades customers to buy its products, both present and future. The Company currently relies on copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect its innovative proprietary technologies. The Company may have to engage in litigation to protect patents and other intellectual property rights, or to determine the validity or scope of the proprietary rights claimed by others. This kind of litigation can be time-consuming and expensive, regardless of whether the Company wins or loses. Because it is important to the Company’s success that the Company is able to prevent competitors from copying the Company’s innovations, the Company will usually continue to seek patent and trade secret protection for the Company’s technologies. The process of seeking patent protection can be long and expensive and the Company cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient strength and scope to provide it with meaningful protection or commercial advantage. Further, others may develop technologies that are similar or superior to the Company’s technology or design around the Company’s patents. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with the Company’s employees, consultants and third parties. These agreements may be breached, and if they are, depending upon the circumstance, the Company may not have adequate remedies. In any case, others may come to know about the Company’s trade secrets in various ways. In addition, the laws of some countries in which the Company manufactures or sells products may not protect the Company’s intellectual property rights to the same extent as the laws of the United States.
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
     The Company’s business is subject to risks as a result of its international operations. A significant portion of the Company’s business is conducted internationally. Accordingly, future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, business and government spending patterns, and natural disasters. Because the Company generates revenues and expenses in various currencies, including the U.S. dollar, euro, Swedish krona and Japanese yen, the Company’s financial results are subject to the effects of fluctuations of currency exchange rates. The Company cannot predict, however, when exchange rates or price controls or other restrictions on the conversion of foreign currencies could impact the Company’s business. Any or all of these factors could have an adverse impact on the Company’s business and results of operations.
     The Company’s growth strategy may include alliances and/or licenses or acquisitions of technologies or businesses, which entail a number of risks. As part of the Company’s strategy to grow the business, the Company may pursue alliances and/or licenses of technologies from third parties or acquisitions of complementary product lines or companies, and such transactions could entail a number of risks. The Company may expend significant costs in investigating and pursuing such transactions, and such transactions may not be consummated. If such transactions are consummated, the Company may not be successful in integrating the acquired technology or business into the existing business to achieve the desired synergies. Integrating acquired technologies or businesses may also require a substantial commitment of the Company’s management’s time and attention. The Company may expend significant funds to implement an alliance and/or acquire such technologies or businesses, and may incur unforeseen liabilities in connection with any alliance and/or acquisition of a technology or business. Any of the foregoing risks could result in an adverse effect on the Company’s business, results of operations and financial conditions.
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
     Reliance on one significant customer. In fiscal 2007, the Company had one significant customer that individually accounted for 17% of net sales. The Company anticipates, but cannot assure, that this customer will continue to be significant in fiscal 2008. The loss of, or a significant decrease in sales to, this customer would have a material adverse effect on the Company’s financial condition and results of operation.
Industry Risks
     If the United States and other significant global economies slow down, the demand for the Company’s products could decrease and the Company’s revenue may be materially adversely affected. The demand for the Company’s products is dependent upon various factors, many of which are beyond the Company’s control. For example, general economic conditions may affect or delay expenditures for advertising and printing, which may in turn affect the overall capital spending by publishers and printers, particularly for capital equipment such as printing presses. If, as a result of general economic uncertainty or otherwise, companies reduce their capital spending levels, such a decrease in spending could reduce demand for the Company’s products and have a material adverse effect on the Company’s business.
     The Company may not be able to adequately respond to changes in technology affecting the printing industry. The Company’s continuing product development efforts have focused on refining and improving the performance of the Company’s products as they related to printing and the Company anticipates that it will continue to focus its efforts in this area. The printing and publishing industry has been characterized in recent years by rapid and significant technological changes and frequent new product introductions. Current competitors or new market entrants could introduce new or enhanced products with new features or with features incorporating the Company’s technologies, which render the Company’s technologies, obsolete or less marketable. The Company’s future success will depend, in part, on the Company’s ability to:
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
Investment Risks
     If the Company fails to implement and maintain or improve effective internal controls over financial reporting, the Company’s business, operating results and share price could be materially adversely affected. Beginning with the Company’s annual report for the fiscal year ending June 30, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require a report by the Company’s management of its internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting as of the end of the Company’s fiscal year and a statement as to whether or not the Company’s internal controls are effective. Compliance by the Company with Section 404 is likely to result in significant costs, the commitment of time and operational resources and the diversion of management’s attention. If by the time the Company is required to comply with Section 404, the Company’s annual report includes a report that identifies one or more material weaknesses in the Company’s internal controls over financial reporting, the Company will be unable to assert that the Company’s internal controls are effective. In addition, if the Company were deemed to be an “accelerated filer” under the Exchange Act for purposes of its fiscal year ending on June 30, 2008, then the annual report for that fiscal year would be required to include, in addition to management’s report on internal control over financial reporting, an opinion on the Company’s internal control over financial reporting by the Company’s independent auditors. If the Company or its independent auditors are unable to assert that the Company’s internal controls over financial reporting are effective, the Company’s stock price may fall. Market perception of the Company’s financial condition and the trading price of the Company’s stock may be adversely affected and customer perception of the Company’s business may suffer.
     The Company’s stock price has been and could continue to be volatile. The market price of the Company’s stock has been subject to significant fluctuations. The securities markets have experienced, and are likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of the Company’s stock without regard to the Company’s operating performance. In addition, the trading price of the Company’s stock could be subject to significant fluctuations in response to:
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
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     The Company owns and leases various manufacturing and office facilities aggregating approximately 365,000 square feet at June 30, 2007. The table below presents the locations and ownership of these facilities: (in thousands)

	Square	Square	Total
	Feet	Feet	Square
	Owned	Leased	Feet
North America	0	127	127
Germany	0	102	102
Sweden	13	53	66
Japan	0	42	42
All other, foreign	0	28	28

Total square feet owned and leased	13	352	365

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
     In addition to the aforementioned matters, the Company filed suit in the Regional Court in Dusseldorf, Germany claiming damages of approximately $45 million as a result of a patent infringement. A successful outcome in this case would have a materially favorable effect on results of operations, financial position and cash flow.

     Information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Note 19) and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders since November 14, 2006.
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

	High	Low
2005 (calendar year)
First Quarter	$3.15	$2.40
Second Quarter	$3.19	$2.22
Third Quarter	$4.75	$3.07
Fourth Quarter	$4.41	$3.72

2006 (calendar year)
First Quarter	$6.23	$3.95
Second Quarter	$6.60	$5.20
Third Quarter	$5.69	$4.70
Fourth Quarter	$6.19	$4.80

2007 (calendar year)
First Quarter	$5.25	$4.55
Second Quarter	$6.11	$4.60
Third Quarter (through September 21, 2007)	$6.57	$4.72
     Class B Common Stock
     The Company’s Class B Common Stock has no established public trading market. However, Class B shares are convertible, one-for-one, into Class A shares, upon demand.
     Conversion of Class B Common Stock
     During the fiscal year ended June 30, 2007, several holders of the Company’s Class B Common Stock converted 51,068 of such shares into 51,068 shares of the Company’s Class A Common Stock. Under the Company’s restated certificate of incorporation, each share of Class B Common Stock is convertible at any time, at the option of the holder thereof, into one share of Class A Common Stock. The Company received no cash consideration for the Class A Shares which were issued pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.

     Approximate Number of Equity Security Holders
     As of August 31, 2007, the number of record holders (excluding those listed under a nominee name) of the Company’s Class A and Class B Common Stock totaled 263 and 20, respectively. The Company believes, however, that there are approximately 2,200 beneficial owners of its Class A Common Stock.
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
     Purchases of Equity Securities by Issuer and Affiliated Purchasers
     There has been no activity under the Company’s stock repurchase program for the fiscal year ended June 30, 2007.
     Performance Graph
     The following Performance Graph compares the Company’s cumulative total stockholder return on its Class A Common Stock for the five fiscal years ended June 30, 2007 with the cumulative total return of the AMEX Composite Index and a peer group composed of selected companies from the Standard Industrial Classification (“SIC”) Code 3555 – Special Industry Machinery, Printing Trades Machinery and Equipment. The companies included in the peer group are: Baldwin Technology Company, Inc., Delphax Technologies Inc., Gunther International Ltd., Presstek, Inc. and Scailex Corporation Ltd. The comparison assumes $100 was invested on June 30, 2002 in the Company’s Class A Common Stock and in each of the foregoing indices and assumes reinvestment of all dividends. Total stockholder return is calculated using the closing price of the stock on the last trade date of each fiscal year. The stock price performance shown is not intended to forecast or be indicative of the possible future performance of the Company’s Class A Common Stock.

Comparison of Five Year Cumulative Total Return (*) Among Baldwin
Technology Company, Inc., the AMEX Composite Index and a Peer Group

For the year	Baldwin Technology		AMEX
ended June 30,	Company, Inc.	Peer Group	Composite
2002	100.00	100.00	100.00
2003	45.39	127.47	108.49
2004	253.90	254.88	141.09
2005	219.86	306.95	179.55
2006	382.98	301.70	221.32
2007	427.66	307.18	273.59

*	$100 invested on June 30, 2002 in stock or index — including reinvestment of dividends. (Fiscal year ending June 30.)
Item 6. Selected Financial Data
          (amounts in thousands except per share data)
     The Company’s statement of operations and balance sheet data as it relates to the fiscal years ended June 30, 2007, 2006 and 2005 have been derived from the Company’s audited financial statements (including the Consolidated Balance Sheets of the Company at June 30, 2007and 2006 and the related Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 2007, 2006 and 2005 appearing elsewhere herein). Certain transactions have affected comparability. During fiscal year ended June 30, 2007, the Company acquired the Oxy-Dry group of companies and Hildebrand Systeme GmbH. The results of the acquired companies are included in the financial statements from the dates of acquisition. Also, during fiscal year 2007, the Company released a portion of the valuation allowance for net deferred tax assets associated with its U.S. operations, approximately $2,500. During fiscal year ended June 30, 2004, the Company released valuation allowance for net deferred tax assets associated with its German subsidiary. As a result of the release, the Company recorded an income tax benefit in fiscal year ended June 30, 2004. During fiscal year ended June

30, 2003, the Company recorded restructuring charges of $3,605 and other settlement and impairment charges of $1,250. The following information should be read in conjunction with the aforementioned financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$201,477	$179,380	$173,185	$158,110	$134,208
Cost of goods sold	135,703	119,072	115,948	108,074	93,788

Gross profit	65,774	60,308	57,237	50,036	40,420
Selling, general and administrative expenses	37,954	34,526	32,289	29,711	26,953
Research, development and engineering expenses	16,913	15,181	15,920	13,618	16,148
Provision for loss on the disposition of pre-press operations	—	—	—	—	(45)
Restructuring charges	994	—	(338)	448	3,605
Settlement and impairment charges	—	—	—	—	1,250

Operating income (loss)	9,913	10,601	9,366	6,259	(7,491)
Interest expense	2,272	1,074	2,412	4,985	2,411
Interest (income)	(210)	(125)	(105)	(119)	(281)
Royalty (income), net	—	(200)	(1,749)	(3,361)	(3,034)
Other expense (income), net	253	162	89	(559)	2,251

Income (loss) from continuing operations before income taxes	7,598	9,690	8,719	5,313	(8,838)
Provision for income taxes	958	3,432	3,684	(1,673)	2,578

Income (loss) from continuing operations	6,640	6,258	5,035	6,986	(11,416)
Discontinued operations:
(Loss) income from operations	—	—	—	—	(253)
Impairment charges	—	—	—	—	—
Gain on sale	—	—	—	—	543

Net income (loss)	$6,640	$6,258	$5,035	$6,986	$(11,126)

Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.44	$0.42	$0.34	$0.47	$(0.76)

Diluted income (loss) per share	$0.42	$0.40	$0.33	$0.46	$(0.76)

Income (loss) per share from discontinued operations:
Basic income (loss) per share	$0.00	$0.00	$0.00	$0.00	$0.02

Diluted income (loss) per share	$0.00	$0.00	$0.00	$0.00	$0.02

Weighted average number of shares:
Basic	15,169	14,966	14,899	15,001	15,015

Diluted	15,716	15,713	15,305	15,286	15,015

	June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Working capital	$35,563	$29,765	$25,499	$8,374	$4,064
Total assets	$157,180	$112,763	$109,351	$115,271	$96,833
Short-term debt	$5,750	$3,475	$3,738	$23,280	$19,548
Long-term debt	$26,929	$7,080	$12,223	$1,794	$521
Total debt	$32,679	$10,555	$15,961	$25,074	$20,069
Shareholders’ equity	$54,540	$45,933	$39,231	$34,467	$26,281
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
          (amounts in thousands except share and per share data)
     General. The following is management’s discussion and analysis of certain factors which have affected the consolidated financial statements of Baldwin Technology Company, Inc. (“Baldwin” or the “Company”).
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1A “Risk Factors” to this Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
     Revenue Recognition.  The Company’s products are sold with terms and conditions that vary depending on the nature of the product sold and the cultural and business environments in which the Company operates.
     The Company recognizes revenue based on the type of product sold and the obligations under the contract. Revenue is recognized on contracts for design, manufacture and delivery of equipment without installation (equipment sales) and parts and service at the time of shipment or rendering of services. In contracts that include additional services, including installation, start-up and/or commissioning (system sales), the Company recognizes revenue on each element of the contract as appropriate.
     The Company considers revenue realized on equipment sales when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.
     Contracts for system sales may include multiple-element revenue arrangements. Installation services are provided to the customer on an as-needed basis and may be contracted for separately or included in the same contract as the equipment sale. Revenue is recognized for installation services at the completion of the contractually required services.
     When the Company enters into multiple-element revenue arrangements, which may include installation services as a contractual element, along with the purchase price of the product as a contractual element, the arrangement is separated into its stand-alone elements for revenue recognition purposes. When the delivered item has value to the customer on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement does not include a general right of return, revenue is recognized on each element as separate units of accounting. If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being deferred until the last undelivered contractual element is fulfilled.
     Standard payment terms may include a deposit to be received with the customer order, progress payments until equipment is shipped and a portion of the balance due within a set number of days following shipment. In those cases when the Company renders invoices prior to performance of the service, the Company records deferred revenue until completion of the services, whereupon revenue is fully recognized.
     Freight terms are generally FOB shipping dock with risk of loss passing to the purchaser at the time of delivery. If a loss should occur in transit, the Company is not responsible for, and does not administer insurance claims unless the terms are FOB destination. The customer is not contractually eligible for any refund of the purchase price or right of return of the contracted product, unless the product fails to meet published product specifications and the Company fails to perform its obligations under product warranty terms.
     The terms of sale are generally on a purchase order basis, which may contain formal product acceptance clauses. Occasionally, clauses may be included in a contract or purchase order that require acceptance related to certain specifications as outlined in the contract or purchase order. In these instances, the nature of the acceptance is evaluated to ensure that the Company has met the applicable criteria concurrent with the shipment of equipment to the customer.
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

     Baldwin records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to income in the period such determination is made. Deferred tax assets and liabilities are determined using enacted tax rates for temporary differences between book and tax bases of assets and liabilities, as well as the effects of net operating losses carried forward in certain tax jurisdictions in which the Company operates that may be utilized to offset future taxable income and similar tax credits carried forward that may be utilized to reduce future taxes payable. The Company records valuation allowances on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowances, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on overall economic conditions and current business conditions that affect the Company. These management judgments are therefore subject to change based on factors that include, but are not limited to (1) changes in the profitability of the Company’s subsidiaries as well as for the Company as a whole, (2) the ability of the Company to successfully execute its tax planning strategies, and (3) the accuracy of the Company’s estimate of the potential effect that changes in tax legislation in the jurisdictions where the Company operates may have on the Company’s future taxable profits. Failure by the Company to achieve forecasted taxable income or to execute its tax planning strategies may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income or successfully execute its tax planning strategies include, but are not limited to, increased competition, general economic conditions, a decline in sales or earnings, loss of market share, delays in product availability or changes in tax legislation. In addition, Baldwin recognizes reserves for tax contingencies when it becomes probable that such a contingency exists.
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

	Years Ended June 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.4	66.4	67.0

Gross profit	32.6	33.6	33.0
Selling, general and administrative expenses	18.8	19.2	18.6
Engineering and development expenses	8.4	8.5	9.2
Restructuring charges	.5	—	—
Operating income	4.9	5.9	5.4
Interest expense	(1.1)	(.6)	(1.4)
Other income, net	—	.1	1.0

Income before income taxes	3.8	5.4	5.0
Provision for income taxes	.5	1.9	2.1

Net income	3.3%	3.5%	2.9%

Overview
     Baldwin is a leading global supplier of process automation equipment for the commercial and newspaper printing industries. The Company offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, Connecticut, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia/Australia and Europe. Baldwin’s technology and products include cleaning systems, fluid management and ink control systems, web press protection systems and drying systems.
     The Company manages its business as one reportable business segment built around its core competency in process automation equipment.
     On November 21, 2006, the Company completed its acquisition of the Oxy-Dry group of companies (“Oxy-Dry”). Aggregate consideration paid, in cash, at closing consisted of a purchase price of approximately $18,000 working capital and other contract related adjustments $1,077, subject to post closing adjustments and $1,394 in fees and expenses. Oxy-Dry, with annual sales of approximately $38,000 produces accessories and controls for the printing industry. In addition, on April 11, 2007, the Company announced that it had acquired Hildebrand Systeme GmbH, a leader in the field of high performance web cleaning systems, for approximately $2.4 million in cash.
     The results of the acquired companies are included in the financial statements as reported from the date of acquisition and are addressed specifically in the discussion below.
     In conjunction with the acquisitions, the Company also negotiated a new credit facility consisting of a term loan of $15,000 and a $35,000 revolving line of credit. Proceeds of the new facility were used to finance the acquisitions and repay the Company’s existing credit facility.
     For the year ended June 30, 2007, net sales as reported were $201,477 representing approximately a 12% increase over the previous year’s sales as reported. Sales during the period were favorably impacted by the acquisitions and currency exchange rates as more fully described in the sections below and were negatively impacted by decreased demand in the commercial and newspaper markets served by the Company’s European and Asian subsidiaries.
     Gross margins as reported declined to 32.6% versus the prior year’s margins of 33.6%. This decrease was attributable to the lower volume, unfavorable overhead absorption, and unfavorable sales mix in the legacy businesses coupled with lower margins of the acquired businesses.
     Operating income as reported of 5% of sales for the year ended June 30, 2007 is lower than the 6% of sales in the previous year primarily as a result of the lower revenue from the legacy businesses, reduced gross profit, and higher operating expenses (including $4,615 from acquired businesses and restructuring expenses of $994).

     Additionally the results for the year ended June 30, 2007 reflect higher interest expense associated with higher debt levels and a reversal of a portion of the valuation allowance for net deferred tax assets associated with the Company’s U.S. operations.
Fiscal Year Ended June 30, 2007 Versus Fiscal Year Ended June 30, 2006
Consolidated Results
     Net Sales. Net sales for the fiscal year ended June 30, 2007, excluding the acquisitions of Oxy-Dry and Hildebrand, of $181,472 were virtually flat versus sales of $179,380 for the fiscal year ended June 30, 2006. Currency rate fluctuations effecting the Company’s overseas operations increased net sales for the current period by $5,685. Excluding the effects of currency translation, net sales decreased $3,593 or 2%. Sales of the acquired businesses of $20,005 for the fiscal year ended June 30, 2007 brought reported sales to $201,477.
     The net sales decrease, excluding the effects of the acquired businesses and currency translations, primarily reflects decreased revenue in Europe and Asia partially offset by increased revenue in the Americas.
     In Europe, sales (excluding the effects of the acquired businesses and currency translations) decreased approximately $2,460. The decline was attributable to lower demand this fiscal year for the Company’s commercial cleaning and spray dampening systems in the newspaper marketplace.
     In Asia, particularly Japan, sales declined approximately $2,429 (excluding the effects of currency translations). The decline was attributable to softness in both the Japanese commercial and newspaper markets, combined with pricing pressure.
     In the Americas, particularly the U.S., sales (excluding the effects of the acquired businesses) increased approximately $1,296, primarily related to an increased demand in the commercial market for the Company’s cleaning systems.
     Gross Profit. Gross profit for the fiscal year ended June 30, 2007(excluding the effects of the acquired businesses) of $60,303 (33.2% of sales) was flat versus the $60,308 (33.6% of sales) for the fiscal year ended June 30, 2006. Excluding the favorable foreign currency translation effect of $2,441, gross profit decreased $2,446 or 4%. Gross profit declined primarily as a result of lower volume and unfavorable sales mix, coupled with the unfavorable cost absorption associated with the lower volume. Gross profit of $5,471 of the acquired businesses increased reported gross profit to $65,774 (32.6% of sales).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses, (excluding the acquired businesses) of $34,366 for the fiscal year ended June 30, 2007 were flat versus the fiscal year ended June 20, 2006. Excluding the effects of foreign currency translation of $1,102, SG&A expenses decreased $1,262 or 4%.
     G&A expenses (excluding the acquired businesses) of $21,288 for the fiscal year ended June 30, 2007 increased $1,467 or 7% versus the fiscal year ended June 30, 2006. Excluding the effects of currency translation of $556, G&A expenses increased $911 or 5%. This increase relates primarily to increased expenses associated with stock based compensation of approximately $330, higher consulting/professional services costs related to audit, tax and other financial services fees of approximately $575 and severance and employee procurement cost of approximately $500. These increases were partially offset by lower incentive compensation costs. G&A of $1,761 of the acquired businesses increased reported G&A to $23,049.
     Selling expenses (excluding the acquired businesses) of $13,078 for the fiscal year ended June 30, 2007 decreased $1,627 or 11%. Excluding the effects of currency translation of $546, selling expenses decreased $2,173 or 15%. The decrease in selling expenses reflects the level of sales activity coupled with decreases in commissions and trade show costs. Selling expenses of the acquired businesses of $1,827 increased reported selling expenses to $14,905.
     Engineering and Development Expenses. Engineering and development expenses (excluding the acquired businesses) of $15,886 for the fiscal year ended June 30, 2007 reflect a decrease of $706 or 5% versus the fiscal year ended June 30, 2006. Excluding foreign currency translation effects, engineering and development expenses remained virtually flat year-over-year. Engineering and development expenses of the acquired businesses of $1,027 increased reported expenses to $16,913.

     Restructuring. In conjunction with the acquisition of Oxy-Dry, the Company recorded $994,000 of restructuring costs during the twelve months ended June 30, 2007 versus $0 in the comparable prior year period. The restructuring plan, designed to achieve efficiencies in sales, marketing, administrative and operational activities primarily in Germany, the U.S and the U.K., included employee termination costs of $710,000, facility and lease termination costs of $175,000 and other associated cost of $109,000.
     Interest and Other. Interest expense of $2,272 for the fiscal year ended June 30, 2007 increased $1,198 versus the fiscal year ended June 30, 2006. This increase reflects higher average debt levels during the fiscal year ended June 30, 2007 of approximately $22,000 versus the fiscal year ended June 30, 2006. In addition the interest expense for the twelve months ended June 30, 2007 includes $282 of amortization of capitalized finance costs. As noted above, the increase in debt is primarily associated with the acquisitions of Oxy-Dry and Hildebrand. Currency rate fluctuations increased interest expense $95 in the current period. Interest income remained virtually flat year over year on a currency adjusted basis while royalty income declined $200. The royalty income in fiscal year 2006 was the result of final royalty payments and true ups for the group of patents that provided the royalty income stream.
     Other income and expense, net, amounted to expense of $253 and $162 for the period ended June 30, 2007 and 2006, respectively and primarily reflects net foreign exchange losses.
     Income before income taxes. Income before income taxes for the fiscal year ended June 30, 2007 of $7,598 compared to income before income taxes of $9,690 for fiscal year ended June 30, 2006. For the current fiscal year, currency rate fluctuations increased income before income taxes $583. The decrease in income before income taxes was attributable to lower gross profit and higher interest expense and higher operating expenses, including the restructuring charge.
     Income Taxes. The Company recorded an income tax provision of $958 for the fiscal year ended June 30, 2007. During the fourth quarter, the Company reversed a portion of its valuation allowance for net deferred tax assets associated with its U.S. operations (approximately $2,500) which resulted in the recording of a net tax benefit of $1,437 for the quarter ended June 30, 2007. The reversal of a portion of the U.S. operations deferred tax valuation allowance is based upon the U.S. operations historical operating performances and management’s expectation that the operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its net operating loss carryforwards. Partially offsetting this benefit were (a) foreign income taxed at rates higher than the U.S. statutory rate, (b) no benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not and (c) foreign and domestic permanent items. Therefore, the effective tax rate (excluding the reversal of a portion of the valuation allowance in the fourth quarter) of 45.5% for fiscal year ended June 30, 2007 differs from the statutory rate. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required.
     Net Income. The Company’s net income amounted to $6,640 for the fiscal year ended June 30, 2007 and primarily reflects the lower income from operations, combined with higher interest expense, partially offset by favorable tax expense when compared to net income of $6,258 for the fiscal year ended June 30, 2006. Currency translation favorably impacted net income by approximately $587.
Fiscal Year Ended June 30, 2006 Versus Fiscal Year Ended June 30, 2005
Consolidated Results
     Net Sales. Net sales of $179,380 for the fiscal year ended June 30, 2006 reflected an increase of $6,195 or 4% versus the fiscal year ended June 30, 2005. Currency rate fluctuations attributable to the Company’s overseas operations decreased net sales for the current period by $8,431. Excluding the effects of currency translation, net sales increased $14,626 or 8%.
     The net sales increase primarily reflected increased revenue in Europe and the Americas, partially offset by decreased revenue in Asia.
     In Europe, sales (excluding the effects of currency translations) increased approximately $15,144. Improving printing equipment market conditions, coupled with increased sourcing to selected OEMs, led to an increased demand from press manufacturers and end user customers for the Company’s cleaning and spray dampening systems in the newspaper marketplace and increased demand in the commercial market for cleaning, water and web control systems.

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
     Gross Profit. Gross profit of $60,308 for the fiscal year ended June 30, 2006 reflected an increase of $3,071 or 5% versus the fiscal year ended June 30, 2005. Excluding the unfavorable foreign currency translation effect of $3,114, gross profit increased $6,185 or 11%. Gross margins improved to 33.6% from 33.0% primarily as a result of the higher volumes noted above, favorable sales mix, favorable cost absorption associated with the higher volume and lower service and warranty costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses of $34,526 for the fiscal year ended June 30, 2006 reflected an increase of $2,237 or 7%. Excluding the effects of foreign currency translation of $1,279, SG&A expenses increased $3,516 or 11%. G&A expenses of $19,821 for the fiscal year ended June 30, 2006 increased $1,437 or 8% versus the fiscal year ended June 30, 2005. Excluding the effects of currency translation of $563, G&A expenses increased $1,999 or 11%. This increase related primarily to increased compensation costs, expenses associated with stock based compensation as required per the adoption of SFAS 123(R) approximately $500, vesting associated with deferred compensation plans approximately $250, and higher consulting/professional services costs related to implementation of the Sarbanes-Oxley Act of 2002, audit, tax and other financial services fees approximately $700.
     Selling expenses of $14,705 for the fiscal year ended June 30, 2006 increased $800 or about 6%. Excluding the effects of currency translation of $716, selling expenses increased $1,517. The increase in selling expenses reflected the increased business level associated with the higher-level sales activity coupled with an increase in commissions and trade show costs.
     Engineering and Development Expenses. Engineering and development expenses of $15,181 for the year ended June 30, 2006 reflected a decrease of $739 or 5% versus the fiscal year ended June 30, 2005. Excluding foreign currency translation effects, engineering and development expenses remained virtually flat year over year.
     Restructuring and Other Charges. The Company had no restructuring related activities for the year ended June 30, 2006 as compared to income of $338 for the fiscal year ended June 30, 2005. The release in fiscal year 2005 of restructuring reserves related to facility lease costs avoided by relocation of the Company’s corporate office.
     Interest and Other. Interest expense of $1,074 for the fiscal year ended June 30, 2006 decreased $1,338 versus the period ended June 30, 2005. This decrease reflected lower average debt levels during the year ended June 30, 2006 coupled with lower interest rates for the period as a result of a second amendment to the credit agreement with Maple Bank GmbH, effective July 2005. Additionally, currency rate fluctuations decreased interest expense $73 in the current period. Interest income remained virtually flat year over year on a currency adjusted basis while royalty income declined $1,549. The decline in royalty income related to the expiration of a group of patents in February 2005, which provided the royalty income stream.
     Other income and expense, net, amounted to expense of $162 for the period ended June 30, 2006 and primarily reflected a net foreign exchange loss. In 2005, the expense of $89 primarily reflected a fixed asset write-off.
     Income before income taxes. Income before income taxes for the fiscal year ended June 30, 2006 of $9,690 compared to income before income taxes of $8,719 in fiscal year ended June 30, 2005. For the current fiscal year, currency rate fluctuations decreased income before income taxes $555. Increased revenue, gross margin improvement and lower interest expense partially offset by higher operating expenses and lower royalty income primarily accounted for the increase.
     Income Taxes. The Company recorded an income tax provision of $3,432 for the fiscal year ended June 30, 2006. The effective tax rate of 35.4% for fiscal year ended June 30, 2006 and 42.2% for fiscal year ended June 30, 2005 differs from the statutory rate and reflects foreign income, taxed at rates higher than the U.S. statutory rate, no benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not and other tax return and reserve adjustments. The Company continued to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustment was determined to be required. In particular, the Company monitored positive earnings trends and other positive evidence in the United States, United Kingdom and France to determine if such trends could possibly require a reversal of valuation allowance in the upcoming fiscal year.

     Net Income. The Company’s net income amounted to $6,258 for the fiscal year ended June 30, 2006 and primarily reflected the improved income from operations coupled with lower interest expense when compared to net income of $5,035 for the fiscal year ended June 30, 2005. Currency translation negatively impacted net income by approximately $505.
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

	Years Ended June 30,
	2007	2006	2005
	(in thousands)
Cash flow from operating activities:
Net cash from operations before restructuring	$4,870	$5,810	$14,726
Cash used for restructuring payments	(533)	—	(627)

Net cash provided by operating activities	$4,337	$5,810	$14,099

     Net cash from operating activities before restructuring payments for the year ended June 30, 2007 decreased $940 as compared to 2006. The decrease was primarily driven by increased interest payments associated with the higher debt level, lower customer deposits, acquisition related integration payments and payments against acquisition related liabilities. Partially offsetting these declines were lower cash taxes and improvement in accounts receivable.

	Years Ended June 30,
	2007	2006	2005
	(in thousands)
Cash flow from investing activities:
Property and intangibles	$(1,406)	$(1,441)	$(1,317)
Purchase of Oxy-Dry, net of cash acquired	(18,184)	—	—
Purchase of Hildebrand, net of cash acquired	(2,356)	—	—
Proceeds from sale of investments	—	144	—
Proceeds from disposition of assets	—	—	299

Net cash (used in) investing activities	$(21,946)	$(1,297)	$(1,018)

     In 2007, the Company utilized $21,946 for investing activities. The amount utilized primarily reflects the acquisitions of Oxy-Dry and Hildebrand (net of acquired cash) of $20,540. In addition, cash utilized for investing includes additions to property, plant and equipment and other intangibles (primarily patents) of $1,406 in 2007 and $1,441 in 2006.

	Years Ended June 30,
	2007	2006	2005
	(in thousands)
Cash flow from financing activities:
Long and short term debt borrowings	$66,957	$899	$—
Long and short term debt repayments	(45,163)	(6,563)	(9,213)
Payment of debt financing costs	(2,306)	—	(259)
Other	731	323	(2)

Net cash (used in) provided by financing activities	$20,219	$(5,341)	$(9,474)

     The Company’s primary source of external financing is the Credit Agreement and its amendments (the “Credit Agreement”) with LaSalle Bank National Association (“LaSalle”).

     On November 21, 2006, the Company entered into a credit agreement with LaSalle. Under the terms of the Credit Agreement, the Company received a $35 million bridge loan, the proceeds of which were used to refinance the Company’s previously existing obligations with Maple Bank GmbH and fund the acquisition of Oxy-Dry and Hildebrand and the associated closing cost. At December 31, 2006, $31 million of the bridge loan was outstanding. The Agreement provided for the bridge loan to be converted to a permanent facility, consisting of a $15 million term loan (the “Term Loan”) and $35 million of revolving lines of credit. On January 19, 2007, the Company initiated a draw on this permanent financing facility using the proceeds to repay the aforementioned bridge loan and associated interest. The term of the permanent facility is for a period of five years maturing on November 21, 2011. Commencing on February 21, 2007, the Company must repay the Term Loan in quarterly installments as defined in the Agreement through November 21, 2011.
     Interest rates under the permanent facility, depending on which option the Company exercises under the Agreement, are based on London Interbank Offering Rates (“LIBOR”) or in the case of U.S. dollar loans at the prime rate. Loans based on LIBOR bear interest at LIBOR plus i) 2.50% when total debt to EBITDA ratio is greater than 3.00:1 ii) 2.25% when total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1 iii) 2.00% when total debt to EBITDA ratio is greater than 2.00:1 but less than or equal to 2.50:1 and, iv) 1.75% when total debt to EBITDA ratio is less than or equal to 2.00:1. Loans based on the prime rate bear interest at the prime rate plus i) 1.00% when total debt to EBITDA ratio is greater than 3.00:1 ii) 0.75% when total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1 iii) 0.50% when total debt to EBITDA ratio is greater than 2.00:1 but less than or equal to 2.50:1 and, iv) 0.25% when total debt to EBITDA ratio is less than or equal to 2.00:1.
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
     Borrowings under the Agreement in the U.S. are secured by substantially all of the domestic assets (approximately $28,000) and in Europe by a pledge of European subsidiary stock
     On April 19, 2007, the Company entered into a euro based credit facility with a foreign lender (5,000 euro approximately $6,800 at June 30, 2007). The interest rate for euro-based borrowings is 7.5% and 8.75% for U.S. dollar based borrowings. At June 30, 2007 there were no amounts outstanding under this agreement.
     The Company incurred $2.1 million of deferred financing costs in association with the refinancing which are being amortized over the 60 months.
     In addition, during the quarter ended December 31, 2006, the Company announced a restructuring plan of some of its existing locations and integration plan of the acquired company (Oxy-Dry) in an effort to achieve operational efficiencies and eliminate redundant costs in sales, marketing, administrative and operational activities. The Company expects to incur aggregate cash expenditures of approximately $4.6 million, of which approximately $2.3 was incurred during fiscal year 2007 in relationship to these actions. Annual estimated savings from these actions is approximately $3.8 million.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities totaling $61,284 at June 30, 2007, including $49,952 available under the LaSalle Credit Agreement. As of June 30, 2007, the Company had $36,017 outstanding under these credit facilities including $31,660 (including Letters of Credit) under the LaSalle Credit Agreement. The amount available under these facilities at June 30, 2007 is $25,267.
     The Company believes that its cash flow from operations, along with the available bank lines of credit and alternative sources of borrowing are sufficient to finance its working capital and other capital requirements over the term of the current financing with LaSalle.
     At June 30, 2007 and 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

	Fiscal Years Ending June 30,
							2013 and
	Total	2008	2009	2010	2011	2012	thereafter
	(in thousands)
Contractual obligations:
Loans payable	$3,249	$3,249	$—	$—	$—	$—	$—
Capital lease obligations	157	53	45	30	26	3	—
Long-term debt	29,430	2,501	2,986	3,410	4,197	16,336	—
Non-cancelable operating lease obligations	23,476	5,066	3,793	2,654	2,078	1,848	8,037
Purchase commitments (materials)	9,173	8,934	239	—	—	—	—
Pension funding	400	400	—	—	—	—	—
Restructuring and integration payments	2,303	1,289	870	144	—	—	—
Interest expense (1)	7,872	2,095	1,927	1,722	1,480	649	—

Total contractual cash obligations	$76,060	$23,587	$9,860	$7,960	$7,781	$18,836	$8,037

(1)    The anticipated future interest payments are based on the Company’s current indebtedness and interest rates at June 30, 2007, with consideration given to debt reduction as the result of expected payments.
New Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No 115,” which permits entities to measure some financial assets and liabilities at fair value on an instrument-by-instrument basis. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. The provisions of SFAS No. 159 are effective for fiscal year beginning July 1, 2008. The Company is currently evaluating the provisions of SFAS No. 159 and the resulting impact of adoption on its financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through comprehensive income. The Company adopted the provisions of SFAS No. 158 on June 30, 2007 and the amounts included in the accompanying Consolidated Statement of Financial Position related to pension plans reflect the effects of the adoption.
     Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal year beginning July 1, 2008, and interim periods within that fiscal year. The Company is currently evaluating the provisions of SFAS No. 157 and the resulting impact of adoption on the financial statements.
     Also in September 2006, the Securities and Exchange Commission staff issues Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 established an approach that requires quantification of financial statement errors based on the effects of an error on a company’s balance sheet and income statement and related disclosures. The Company adopted the provisions of SAB 108 for fiscal year ended June 30, 2007. The adoption did not have a material impact on the financial statements.
     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 is intended to clarify the accounting for uncertainty in income tax positions. FIN 48 addresses the recognitions and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and also requires enhanced disclosures in the financial statements. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. In May 2007, the FASB issued FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FIN 48-1 amends FIN 48 to provide guidance on how companies should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of both FIN 48 and FIN 48-1 are effective beginning July 1, 2007. The Company is currently evaluating the impact of these interpretations on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
(Amounts in thousands)
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
Interest Rate and Debt Sensitivity
     As of June 30, 2007, the Company had debt totaling $32,679, most of which bears interest at floating rates.
     The Company performed a sensitivity analysis as of June 30, 2007, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a one-percentage point increase in interest rates would affect the Company’s pre-tax income by approximately $327. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.
Currency Exchange Rate Sensitivity
     The Company derived approximately 80% of its revenues from countries outside of the United States for the fiscal year ended June 30, 2007. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company’s policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company’s financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural overall hedge.
     The Company performed a sensitivity analysis as of June 30, 2007 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company’s pre-tax income by approximately $1,000. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company’s actual exposures and hedges.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Baldwin Technology Company, Inc.
We have audited the accompanying consolidated balance sheet of Baldwin Technology Company, Inc. and Subsidiaries as of June 30, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and Subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans, effective as of June 30, 2007, in connection with the adoption of Statement of Financial Statement Standards No. 158, “Employers’ Accounting for Defined Pension and Other Post Retirement Plans.”
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule for the year ended June 30, 2007 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

Grant Thornton LLP
New York, New York
September 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Baldwin Technology Company, Inc.
In our opinion, the consolidated balance sheet as of June 30, 2006 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of two years in the period ended June 30, 2006 present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and its subsidiaries at June 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation as of July 1, 2005.

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers, LLP
Stamford, CT
September 28, 2006

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Assets

	June 30,	June 30,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$17,375	$14,986
Accounts receivable trade, net of allowance for doubtful accounts of $1,876 ($1,452 at June 30, 2006)	40,713	32,602
Notes receivable, trade	7,150	7,260
Inventories	30,384	22,657
Deferred taxes, net	1,780	475
Prepaid expenses and other	5,584	4,799

Total current assets	102,986	82,779

MARKETABLE SECURITIES:
(Cost $564 at June 30, 2007 and $573 at June 30, 2006)	781	760

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,116	1,024
Machinery and equipment	6,152	2,674
Furniture and fixtures	5,347	4,023
Capital leases	278	287

	12,893	8,008
Less: Accumulated depreciation	(7,518)	(4,391)

Net property, plant and equipment	5,375	3,617

INTANGIBLES, less accumulated amortization of $6,608 ($5,774 at June 30, 2006)	11,169	3,309
GOODWILL, less accumulated amortization of $3,293 ($3,419 at June 30, 2006)	24,741	11,059
DEFERRED TAXES, NET	6,793	8,109
OTHER ASSETS	5,335	3,130

TOTAL ASSETS	$157,180	$112,763

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
Liabilities and Shareholders’ Equity

	June 30,	June 30,
	2007	2006
CURRENT LIABILITIES:
Loans payable	$3,249	$2,622
Current portion of long-term debt	2,501	853
Accounts payable, trade	19,976	16,809
Notes payable, trade	7,009	7,987
Accrued salaries, commissions, bonus and profit-sharing	7,942	7,998
Customer deposits	5,876	4,113
Accrued and withheld taxes	1,793	2,036
Income taxes payable	1,518	1,015
Other accounts payable and accrued liabilities	17,559	9,581

Total current liabilities	67,423	53,014

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	26,929	7,080
Other long-term liabilities	8,288	6,736

Total long-term liabilities	35,217	13,816

Total liabilities	102,640	66,830

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 17,875,622 shares issued at June 30, 2007 and 17,376,215 shares issued at June 30, 2006	179	174
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,486,825 shares issued at June 30, 2007 and 1,537,681 shares issued at June 30, 2006	15	15
Capital contributed in excess of par value	59,499	57,943
Accumulated earnings (deficit)	5,266	(1,374)
Accumulated other comprehensive income	3,051	2,626
Less: Treasury stock, at cost:
Class A - 3,634,070 shares (3,630,202 shares at June 30, 2006)
Class B - 294,270 shares (294,270 shares at June 30, 2006)	(13,470)	(13,451)

Total shareholders’ equity	54,540	45,933

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,180	$112,763

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended June 30,
	2007	2006	2005
Net sales	$201,477	$179,380	$173,185
Cost of goods sold	135,703	119,072	115,948

Gross profit	65,774	60,308	57,237

Operating expenses:
General and administrative	23,049	19,821	18,384
Selling	14,905	14,705	13,905
Engineering and development	16,913	15,181	15,920
Restructuring charges	994	—	(338)

	55,861	49,707	47,871

Operating income	9,913	10,601	9,366

Other (income) expense:
Interest expense	2,272	1,074	2,412
Interest (income)	(210)	(125)	(105)
Royalty (income), net	—	(200)	(1,749)
Other expense, net	253	162	89

	2,315	911	647

Income from operations before income taxes	7,598	9,690	8,719

(Benefit) provision for income taxes:
Domestic	(2,478)	(274)	(55)
Foreign	3,436	3,706	3,739

Total income tax provision	958	3,432	3,684

Net income	$6,640	$6,258	$5,035

Net income per share:
Net income per share – basic	$0.44	$0.42	$0.34

Net income per share – diluted	$0.42	$0.40	$0.33

Weighted average shares outstanding:
Basic	15,169	14,966	14,899

Diluted	15,716	15,713	15,305

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)

							Accumulated
	Class A		Class B		Capital in	Accumulated	Other
	Common Stock		Common Stock		Excess of	Earnings/	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	(Deficit)	Income	Shares	Amount	Income
Balance at June 30, 2004	16,529,348	$166	2,137,883	$21	$57,017	$(12,667)	$2,651	(3,802,666)	$(12,721)

Year ended June 30, 2005:
Net income for the year						5,035				$5,035
Translation adjustment							(318)			(318)
Unrealized gain on available-for sale securities, net of tax							9			9
Unrealized loss on forward contracts							(30)			(30)
Shares issued under stock option plan	46,001				48
Reduction of minimum pension liability							20			20

Comprehensive income										$4,716

Balance at June 30, 2005	16,575,349	$166	2,137,883	$21	$57,065	$(7,632)	$2,332	(3,802,666)	$(12,721)

Year ended June 30, 2006:
Net income for the year						6,258				$6,258
Translation adjustment							181			181
Unrealized gain on available-for sale securities, net of tax							69			69
Amortization stock-based compensation					466
Shares converted Class B to Class A	600,308	6	(600,308)	(6)
Unrealized loss on forward contracts							74			74
Shares issued under stock option plan	200,558	2	106		412
Reduction in note receivable through exchanged shares								(121,806)	(730)
Increase in minimum pension liability							(30)			(30)

Comprehensive income										$6,552

Balance at June 30, 2006:	17,376,215	$174	1,537,681	$15	$57,943	$(1,374)	$2,626	(3,924,472)	$(13,451)

Year ended June 30, 2007:
Net income for the year						6,640				$6,640
Translation adjustment							413			413
Unrealized gain on available-for sale securities, net of tax							17			17
Amortization stock-based compensation					782
Reduction of minimum pension liability, net of tax							110			110
Recognition of pension funded status, net of tax							(76)
Shares converted Class B to Class A	51,068		(51,068)
Unrealized gain on forward contracts							(39)			(39)
Shares issued under stock option plan	448,339	5	212		774			(3,868)	(19)

Comprehensive income										$7,141

Balance at June 30, 2007:	17,875,622	$179	1,486,825	$15	$59,499	$5,266	$3,051	(3,928,340)	$(13,470)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$6,640	$6,258	$5,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,222	1,458	1,625
Accrued retirement pay	457	203	119
Deferred taxes	(345)	2,320	1,524
Provision for losses on accounts receivable	309	158	99
Write-off of fixed assets	—	55	108
Restructuring charges	994	—	(338)
Gain on sale of investments	—	(92)	—
Stock compensation costs	782	466	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts and notes receivable	(565)	(4,355)	2,010
Inventories	(1,074)	686	1,990
Prepaid expenses and other	46	(1,439)	2,580
Other assets	47	(3)	(331)
Customer deposits	(545)	657	561
Accrued compensation	(380)	(34)	928
Payments of restructuring charges	(533)	—	(627)
Payments of integration costs	(1,153)	—	—
Accounts and notes payable, trade	277	150	2,218
Income taxes payable	380	(180)	(1,849)
Accrued and withheld taxes	(243)	(5)	(143)
Other accounts payable and accrued liabilities	(3,099)	(472)	(1,277)
Interest payable	120	(21)	(133)

Net cash provided by operating activities	4,337	5,810	14,099

Cash flows from investing activities:
Proceeds from the disposition of assets	—	—	299
Purchase of Oxy-Dry, net of cash acquired	(18,184)	—	—
Purchase of Hildebrand, net of cash acquired	(2,356)	—	—
Additions of property, plant and equipment	(744)	(921)	(640)
Additions of intangibles	(662)	(520)	(677)
Proceeds from sale of investments	—	144	—

Net cash used in investing activities	(21,946)	(1,297)	(1,018)

Cash flows from financing activities:
Long-term and short-term debt borrowings	66,957	899	—
Long-term and short-term debt repayments	(45,163)	(6,563)	(9,213)
Principal payments under capital lease obligations	(153)	(91)	(93)
Payment of debt financing costs	(2,306)	—	(259)
Other long-term liabilities	105	—	45
Proceeds from stock option exercise	779	414	46

Net cash (used) provided by financing activities	20,219	(5,341)	(9,474)

Effect of exchange rate changes	(221)	371	(172)

Net increase (decrease) in cash and cash equivalents	2,389	(457)	3,435
Cash and cash equivalents at beginning of year	14,986	15,443	12,008

Cash and cash equivalents at end of year	$17,375	$14,986	$15,443

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,
	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,205	$1,121	$2,545
Income taxes	$555	$2,094	$3,581
Non-cash investing and financing activities:
Capital lease obligation	$—	$411	$—
Settlement of long term note receivable with exchange of shares	$—	$730	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for share and per share data)
Note 1 — Organization of Business:
     Baldwin Technology Company, Inc. and its subsidiaries (“Baldwin” or the “Company”) are engaged primarily in the development, manufacture and sale of process automation equipment for the printing and publishing industry. Headquartered in Shelton, Connecticut, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia, Australia and Europe. The Company manages its business as one reportable business segment built around its core competency in process automation and equipment.
Note 2 — Summary of Significant Accounting Policies:
     The following are the significant accounting policies followed by the Company:
     Consolidation. The consolidated financial statements include the accounts of Baldwin, its wholly owned subsidiaries, one 90% owned subsidiary and another 80% owned subsidiary. The minority interest amounts are not material to the consolidated financial statements and therefore are not disclosed.
     Cash and cash equivalents. The Company considers all highly liquid instruments (cash and short-term securities) with original maturities of three months or less to be cash equivalents.
     Accounts Receivable, Notes Receivable/Payable. Accounts receivable are recorded at their net realizable value after deducting an allowance for doubtful accounts. Such deductions reflect either specific cases or estimates based on historical incurred losses. Notes receivable, trade reflect promissory notes issued by customers of the Company’s Japanese subsidiary. Notes payable trade, reflect obligations of the Company’s Japanese subsidiary to suppliers.
     Translation of Foreign Currencies. All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates, and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders’ equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or charged to “Other expense (income), net” for the fiscal years ended June 30, 2007, 2006 and 2005 were $513, ($323) and $90, respectively.
     Hedging. The Company operates internationally and is exposed to certain market risks arising from transactions that in the normal course of business include fluctuations in interest rates and currency exchange rates. While the Company occasionally uses derivative financial instruments in order to manage or reduce these risks, typically currency futures contracts and interest rate swap agreements, the Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company’s policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company’s financial results. The Company utilizes foreign currency forward contracts to hedge these exposures.
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
     Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. For the fiscal years ended June 30, 2007, 2006 and 2005, one customer accounted for more than 10% of the Company’s net sales and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 17%, 18% and 17%, of the Company’s net sales for the years ended June 30, 2007, 2006 and 2005, respectively and 17% and 16% of trade accounts receivable at June 30, 2007 and 2006, respectively. The Company’s ten largest customers accounted for approximately 49%, 50% and 53% of the Company’s net sales for each of the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Foreign cash balances at June 30, 2007 and 2006 were $14,300 and $12,774, respectively.
     Marketable Securities. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of other comprehensive income (loss) included within shareholders’ equity. Cost is determined using the average cost method.
     Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $959 and $749 greater as of June 30, 2007 and 2006, respectively.
     Property, Plant and Equipment. The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the shorter of the lease term or the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,378, $970 and $1,165 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.
     Long-lived Assets. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company believes that no impairment of its long-lived assets existed at June 30, 2007 or at June 30, 2007.
     Stock Based Compensation. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)). The Company elected to adopt the modified prospective application method provided by SFAS 123(R). Under the modified prospective method the Company recognized stock-based compensation expense from July 1, 2005 on new awards from and after the adoption date and to any unvested employee awards as of the adoption date. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). As all previously issued stock option awards granted under the plans had an exercise price equal to the market value of the underlying common stock at the date of grant, no compensation costs related to stock option grants were recognized prior to July 1, 2005.
     Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The Company typically issues new shares upon share option exercise. The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return will be recorded in Additional Paid-in Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).
     Goodwill and Other Intangible Assets. Goodwill is tested for impairment at the reporting unit level at least annually, by determining the fair value utilizing discounted cash flows of the reporting unit and comparing the fair value with its recorded book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit. The Company performed its annual impairment assessment by utilizing a discounted cash flow model and determined that no impairment existed as of June 30, 2007.
     Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 30 years. Amortization expense amounted to $844, $488 and $460 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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
     Fair Value Disclosure of Financial Instruments. The Company’s financial instruments consist of cash, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable, other short and long-term borrowings, and derivative financial instruments. The current carrying amount of these instruments approximates fair market value as they are indicative of the cash that would have been received or required had settlement been made at June 30, 2007 and at June 30, 2006.
     Warranty. The Company’s standard contractual warranty provisions are to repair or replace, at the Company’s option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs at the time of sale and is included in “Cost of goods sold”. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percent of revenue discussed above. The Company has accrued estimated future warranty and customer support obligations of $4,820 and $3,049 at June 30, 2007 and 2006, respectively, which are included in “Other accounts payable and accrued liabilities” (see Note 18).
     Revenue Recognition. The Company’s products are sold with terms and conditions that vary depending on the nature of the product sold and the cultural and business environments in which the Company operates.
     The Company recognizes revenue based on the type of product sold and the obligations under the contract. Revenue is recognized on contracts for design, manufacture and delivery of equipment without installation (equipment sales) and parts and service at the time of shipment or rendering of services. In contracts that include additional services, including installation, start-up and/or commissioning (system sales), the Company recognizes revenue on each element of the contract as appropriate.
     The Company considers revenue realized on equipment sales when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.
     Contracts for system sales may include multiple-element revenue arrangements. Installation services are provided to the customer on an as-needed basis and may be contracted for separately or included in the same contract as the equipment sale. Revenue is recognized for installation services at the completion of the contractually required services.
     When the Company enters into multiple-element revenue arrangements, which may include installation services as a contractual element, along with the purchase price of the product as a contractual element, the arrangement is separated into its stand-alone elements for revenue recognition purposes. When the delivered item has value to the customer on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement does not include a general right of return, revenue is recognized on each element as separate units of accounting. If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being deferred until the last undelivered contractual element is fulfilled.
     Standard payment terms may include a deposit to be received with the customer order, progress payments until equipment is shipped and a portion of the balance due within a set number of days following shipment. In those cases when the Company renders invoices prior to performance of the service, the Company records deferred revenue until completion of the services, whereupon revenue is fully recognized.
     Freight terms are generally FOB shipping dock with risk of loss passing to the purchaser at the time of delivery. If a loss should occur in transit, the Company is not responsible for, and does not administer insurance claims unless the terms are FOB destination. The customer is not contractually eligible for any refund of the purchase price or right of return of the contracted product, unless the product fails to meet published product specifications and the Company fails to perform its obligations under product warranty terms.
     The terms of sale are generally on a purchase order basis, which may contain formal product acceptance clauses. Occasionally, clauses may be included in a contract or purchase order that require acceptance related to certain specifications as outlined in the contract or purchase order. In these instances, the nature of the acceptance is evaluated to ensure that the Company has met the applicable criteria concurrent with the shipment of equipment to the customer.
     The Company uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment and risk of loss has passed to the ultimate customer, who then becomes obligated to pay with no right of return.
     Shipping and Handling. Costs related to shipping and handling are included in cost of goods sold in the Consolidated Statement of Operations.

     Deferred Financing Costs. The Company capitalizes costs associated with the issuance of debt, including bank, legal, investment advisor and accounting fees and other expenses. Deferred financing costs are amortized over the term of the related financing transaction and are included in interest expense.
     Research and Development and Engineering. Research, development and engineering costs are expensed as incurred.
     Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities, such as stock options, were exercised or converted into common shares or resulted in the issuance of common shares.
     Comprehensive Income (Loss). As shown in the Statement of Changes in Shareholders’ Equity, comprehensive income (loss) is a measure of net income (loss) and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders.
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the determination of accrued expenses including warranty, accounts receivable and inventory valuations, useful lives of assets, deferred tax asset valuations, revenue recognition, stock option valuation, and goodwill and intangibles. Actual results could differ from those estimates.
     Royalty income. The Company owns a number of patents and patent applications relating to Baldwin’s products, some of which provide royalty income to the Company. Patented products represent a significant portion of the Company’s net sales for all periods presented. The Company’s patents expire at different times during the next twenty years; however, one group of patents, which provided for the Company’s royalty income, expired in February 2005. The expiration of patents in the near future, in general, has not and is not expected to have a material adverse effect on the Company’s net sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.
     New Accounting Pronouncements.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No 115,” which permits entities to measure some financial assets and liabilities at fair value on an instrument-by-instrument basis. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. The provisions of SFAS No. 159 are effective for fiscal years beginning July 1, 2008. The Company is currently evaluating the provisions of SFAS No. 159 and the resulting impact of adoption on its financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through comprehensive income. The Company adopted the provisions of SFAS No. 158 on June 30, 2007 and the amounts included in the accompanying Consolidated Statement of Financial Position related to pension plans reflect the effects of the adoption. In accordance with the transition provisions of SFAS 158, prior periods have not been restated.
     Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal year beginning July 1, 2008, and interim periods within that fiscal year. The Company is currently evaluating the provisions of SFAS No. 157 and the resulting impact of adoption on the financial statements.
     Also in September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB

108 established an approach that requires quantification of financial statement errors based on the effects of an error on a company’s balance sheet and income statement and related disclosures. The Company adopted the provisions of SAB 108 for fiscal year ended June 30, 2007. The adoption did not have a material impact on the financial statements.
     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 is intended to clarify the accounting for uncertainty in income tax positions. FIN 48 addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and also requires enhanced disclosures in the financial statements. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to accumulated earnings as of the beginning of the period of adoption. In May 2007, the FASB issued FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FIN 48-1 amends FIN 48 to provide guidance on how companies should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of both FIN 48 and FIN 48-1 are effective beginning July 1, 2007. The Company is currently evaluating the impact of these interpretations on the financial statements.
Note 3 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“OCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Accumulated other comprehensive income (loss) consists of the following:

	For the Years Ended June 30,
	2007	2006
	(in thousands)
Cumulative translation adjustment	$3,001	$2,588
Unrealized gain on investments, net of tax	126	109
Minimum pension liability, net of tax	—	(110)
Pension funded status, net of tax	(76)	—
Unrealized gain on forward contracts	—	39

	$3,051	$2,626

Note 4 — Earnings per Share:
     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 30,000, 321 and 865,500 shares of common stock were outstanding at June 30, 2007, June 30, 2006 and June 30, 2005, respectively but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

	For the Years Ended June 30,
	2007	2006	2005
	(in thousands, except per share data)
Determination of shares:
Average common shares outstanding	15,169	14,966	14,899
Assumed conversion of dilutive stock options and awards	547	747	406

Diluted average common shares outstanding	15,716	15,713	15,305

Basic earnings per common share	$0.44	$0.42	$0.34
Diluted earnings per common share	$0.42	$0.40	$0.33

Note 5 — Business Segment Information:

	For the Years Ended June 30,
	2007	2006	2005
	(in thousands)
Geographic information:
Sales* by major country:
United States	$39,800	$30,061	$24,562
Japan	46,854	52,027	61,061
Germany	63,081	53,644	50,382
Sweden	23,300	21,270	15,708
United Kingdom	11,972	9,724	9,389
All other — foreign	16,470	12,654	12,083

Total sales by major country	$201,477	$179,380	$173,185

*	sales are attributed to the geographic area based on location of the subsidiary recording the external sale.

	For the Years June 30,
	2007	2006	2005
	(in thousands)
Long-lived assets by major country:
United States	$1,796	$708	$761
Japan	681	670	297
Germany	1,201	724	680
Sweden	1,998	1,964	1,769
All other — foreign	2,227	194	189

Total long-lived assets by major country	$7,903	$4,260	$3,696

     Long-lived assets primarily includes the net book value of “Property, plant and equipment” and other tangible assets.
Note 6 — Inventories:
     Inventories, net of reserve, consist of the following:

	For the Year Ended June 30, 2007
	Domestic	Foreign	Total
	(in thousands)
Raw materials	$3,416	$10,760	$14,176
In process	338	4,889	5,227
Finished goods	4,270	6,711	10,981

	$8,024	$22,360	$30,384

	For the Year Ended June 30, 2006
	Domestic	Foreign	Total
	(in thousands)
Raw materials	$3,734	$7,551	$11,285
In process	117	4,119	4,236
Finished goods	2,422	4,714	7,136

	$6,273	$16,384	$22,657

Note 7 — Loans Payable:

	Rate	Amount
		(in thousands)
Loans Payable at June 30, 2007:
Foreign subsidiaries	2.53% (average)	$3,249

Loans Payable at June 30, 2006:
Foreign subsidiaries	2.94% (average)	$2,622

     The maximum amount of bank loans payable outstanding during the year ended June 30, 2007 was $3,456 ($2,710 in 2006). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. The majority of the loans are uncollateralized, however, certain of these loans are collateralized by the current assets associated with the foreign subsidiaries where the loans are drawn.
Note 8 — Long-Term Debt:

	(in thousands)
	June 30, 2007		June 30, 2006
	Current	Long-Term	Current	Long-Term
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 5.32% plus 2.25% (a)	$—	$12,800	$—	$—
Revolving Credit Facility due November 21, 2011, interest rate one-month EURIBOR rate 4.11% plus 2.25% (a)	—	1,175	—	—
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments interest rate one-month EURIBOR rate 4.11% plus 2.25% (a)	2,099	12,853	—	—
Revolving Credit Facility due October 1, 2008, interest rate three-month EURIBOR rate 3.775% plus 2.637% (b)	—	—	—	6,560
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81% (c)	271	68	291	364
Term Loan payable by foreign subsidiary due December 8, 2006, interest rate 1.5%	—	—	437	—
Note payable by foreign subsidiary through 2008, interest rate 5.45% (d)	131	33	125	156

	$2,501	$26,929	$853	$7,080

(a)	The Company’s primary source of external financing is the credit agreement and its amendments (“the Agreement”) with LaSalle Bank National Association (“LaSalle”). Interest rates depend on which borrowing option the Company exercises under the Agreement. The Agreement requires the Company to maintain certain minimum net worth and leverage ratios. At June 30, 2007, the Company was in compliance with all financial covenants. Borrowings under the Agreement in the U.S. are secured by substantially all of the domestic assets (approximately $28,000) and in Europe by a pledge of European subsidiary stock.

(b)	Previously existing revolving credit agreement and its amendments with Maple GmbH settled in December 2006. The credit facility was collateralized by substantially all of the accounts and notes receivable of the Company and a portion of the Company’s inventory up to a maximum amount of $10,000. The Credit Agreement did not require the Company to meet any financial covenants, except for a limitation on annual capital expenditures, for which the Company received a waiver for the fiscal year ended June 30, 2006. In addition, the Credit Agreement granted to the lender an option to acquire a maximum of $5,000 of equity securities (as defined in the Agreement) should the Company choose to issue any such equity securities.

(c)	Yen 100,000 three-year term loan. Quarterly principal payment of Yen 8,333, interest rate at Tokyo Inter Bank offered rate (TIBOR) plus 0.75%. The Company entered into an interest rate swap that converts variable rate payable to fixed rate of 1.81% and has the same maturity date as the term loan.

(d)	Note is collateralized by building as outlined in the indenture relating to this note.
     On April 19, 2007, the Company entered into a Euro-based credit facility with a foreign lender (5,000 Euro approximately $6,800 at June 30, 2007). The interest rate for Euro-based borrowings is 7.5%; the interest rate for U.S. dollar-based borrowings is 8.75%. At June 30, 2007 there were no amounts outstanding under this agreement, which expires January 2, 2008.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $61,284. As of June 30, 2007, the Company had $36,017 outstanding (including letters of credit). The amount available under these credit facilities at June 30, 2007 is $25,267.
     Maturities of long-term debt in each fiscal year ending after June 30, 2007 are as follows:

Fiscal Year Ending June 30,	(in thousands)
2008	$2,501
2009	2,986
2010	3,410
2011	4,197
2012	16,336
2013 and thereafter	—

$29,430

Note 9 — Taxes on Income:
     Income (loss) before income taxes and the (benefit) provision for income taxes are comprised of:

	For the Years Ended June 30,
	2007	2006	2005
Income (loss) before income taxes:
Domestic	$(1,133)	$1,184	$1,383
Foreign	8,731	8,506	7,336

	$7,598	$9,690	$8,719

(Benefit) provision for income taxes:
Currently payable:
Domestic	$22	$(274)	$(55)
Foreign	901	1,200	2,434

	923	926	2,379

Deferred:
Domestic	(2,500)	—	—
Foreign	2,535	2,506	1,305

	35	2,506	1,305

Total income tax provision	$958	$3,432	$3,684

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006
Deferred tax assets (liabilities):
Foreign tax credit carryforwards	$2,886	$2,476
Foreign net operating loss carryforwards	15,106	15,376
Domestic net operating loss carryforwards	3,789	3,376
Capital loss carryforwards	236	209
Inventories	1,103	849
Pension/deferred compensation	2,317	2,334
Restructuring and FAS 141 liabilities	796	—
Identifiable intangibles	(2,505)	—
Other deferred tax assets, individually less than 5%	1,717	2,258
Other deferred tax liabilities, individually less than 5%	(993)	(154)

Net deferred tax asset	24,452	26,724
Valuation allowance	(15,879)	(18,140)

Total net deferred tax assets	$8,573	$8,584

     At June 30, 2007, net operating loss carryforwards of $47,608 and $9,603, respectively, may be available to reduce future foreign and domestic taxable income. The majority of the Company’s foreign net operating loss (“NOL”) carry-forwards have an indefinite carry-forward period, while the domestic NOLs begin to expire in June 2022. In addition, as of June 30, 2007, the Company has indefinite foreign capital loss carry-forwards available in the amount of $758.

     The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The change in the valuation allowance for the period ended June 30, 2007 primarily reflects the reversal of a portion of the valuation allowance for the net deferred tax assets associated with the Company’s U.S. operations (approximately $2,500). The reversal of this valuation allowance is based upon the U.S. operations historical operating performance and expectation that the U.S. will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its net operating loss carryforwards.
     The Company has not had to provide for income taxes on $33,152 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company’s intention to indefinitely reinvest those earnings.
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
     The reconciliation of the computed “expected” provision (determined by applying the United States Federal statutory income tax rate of 34% to (loss) income before income taxes) to the actual tax provision is as follows:

	For the Years Ended June 30,
	2007	2006	2005
Computed “expected” tax provision	$2,583	$3,295	$2,964
Permanent differences	618	718	3,162
Foreign income taxed at rates other than the U.S. statutory rate	210	153	467
Change in deferred tax asset valuation allowance, net of changes in other reserves	(2,332)	(757)	(2,949)
Other reconciling items	(121)	23	40

Total income tax provision	$958	$3,432	$3,684

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
     With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company’s Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company’s Annual Meeting, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of June 30, 2007, the number of outstanding shares of Class B constituted approximately 7.7% of the total number of outstanding shares of both classes of Common Stock.
     Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B.
     In November 1999, the Company initiated its most recent stock repurchase program. Under the program, the Company is authorized to utilize up to $5,000 to repurchase Class A shares. As of June 30, 2007 and June 30, 2006, 818,300 shares of Class A and 25,000 shares of Class B had been repurchased for $1,784, of which $1,721 was used to purchase Class A and $63 was used to purchase Class B (under a prior repurchase program). There was no activity under this repurchase program during the fiscal year ended June 30, 2007.

Note 11 — Stock Based Compensation:
     Stock based incentive awards are provided under the terms of the Company’s plans:
     The 1986 Stock Option Plan, as amended and restated (the “1986 Plan”), allowed for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem Stock Appreciation Rights (“SARS”) to key employees for up to a total of 2,220,000 and 590,000 shares of Class A and Class B, respectively. All options became exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant. The 1986 Plan was terminated on October 14, 1996.
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
     The 1996 Stock Option Plan, as amended and restated (the “1996 Plan”) allows for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem SARS to employees and Eligible Directors for up to a total of 1,875,000 shares of Class A. Terms of grants under the 1996 Plan were similar to those under the 1986 Plan with regard to the exercise and termination of options. The 1996 Plan terminated on November 18, 2006; however, outstanding options under the 1996 Plan continue to be subject to the terms thereof.
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
     The 2005 Equity Compensation Plan (the “2005 Plan”) was approved by the Company’s Board of Directors in October 2005 and by its stockholders in November 2005. The 2005 Plan provides for the granting of a variety of awards to the Company’s employees, Eligible Directors and others who provide services to the Company, including stock-based incentives and cash-based incentives. The maximum aggregate number of shares that may be delivered to participants or their beneficiaries pursuant to all awards granted under the 2005 Plan is 1,200,000. During fiscal year 2007, an aggregate of 206,933 restrictive stock/units were issued under the 2005 Plan. Canceled awards during fiscal year 2007 totaled 36,666, and will become available for future grants. Unless otherwise set forth in an award agreement, awards granted as an option to purchase shares shall vest in three equal annual installments commencing on the second anniversary of the date of such grant. Awards granted as restricted stock/units have restrictions that lapse in three equal annual installments commencing on the first anniversary of the date of such award.
     At June 30, 2007, the aggregate number of shares available for future grants under all the Company’s share-based compensation plans is 856,067.

Stock Options
     The following table summarizes activity under the plans during 2007, 2006 and 2005.

	The 1986 Plan					The 1990 Plan
				Weighted					Weighted
				Average					Average
			Option	Price				Option	Price
	Class A	Class B	Price Range	A	B	Class A	Class B	Price Range	A	B
Outstanding at June 30, 2004	203,000	155,000	$3.00-$6.72	$4.28	$6.52	10,476	1,254	$2.56-$6.88	$4.55	$5.67

Granted
Canceled	(20,000)	(50,000)	$4.88-$6.09	$4.88	$6.09	(2,691)	(309)	$5.00-$6.25	$5.00	$6.25
Exercised

Outstanding at June 30, 2005	183,000	105,000		$4.21	$6.72	8,055	945		$4.40	$5.48

Granted
Canceled	(97,000)	(105,000)	$3.00-$5.62	$5.28	$6.72	(2,694)	(306)	$5.50-$6.88	$5.50	$6.88
Exercised	(46,000)		$3.00	$3.00		(894)	(106)	$2.56-$3.20	$2.56	$3.20

Outstanding at June 30, 2006	40,000	0	$3.00	$3.00		4,467	533	$2.56-$6.41	$4.10	$5.13

Granted
Canceled
Exercised	(40,000)		$3.00	$3.00		(1,788)	(212)	$2.56-$3.20	$2.56	$3.20
Outstanding at June 30, 2007	0	0				2,679	321	$5.12-$6.41	$5.12	$6.41

Exercisable at June 30, 2007	0	0	$0.00	$0.00	$0.00	2,679	321	$5.12-$6.41	$5.12	$6.41

	The 1996 Plan					The 1998 Plan
				Weighted					Weighted
			Option Price	Average Price				Option Price	Average Price
	Class A	Class B	Range	A	B	Class A	Class B	Range	A	B
Outstanding at June 30, 2004	951,501	0	$0.58-$5.50	$1.86	$0.00	42,000	0	$1.13-$5.50	$2.39	$0.00

Granted	390,000		$3.25-$3.41	$3.40
Canceled	(22,833)		$0.58-$3.41	$2.05
Exercised	(43,001)		$0.58-$1.05	$0.99		(3,000)			$1.13

Outstanding at June 30, 2005	1,275,667	0	$0.58-$5.50	$2.36	$0.00	39,000	0	$1.13-$5.50	$2.48	$0.00

Granted	105,000		$4.49	$4.49
Canceled	(10,500)		$1.05-$5.50	$2.32
Exercised	(153,664)		$0.82-$5.50	$1.79

Outstanding at June 30, 2006	1,216,503	0	$0.58-$5.60	$2.61	$0.00	39,000	0	$1.13-$5.50	$2.48	$0.00

Granted	140,000		$4.90-$4.95	$4.90
Canceled	(79,168)		$1.93-$5.50	$3.26
Exercised	(339,665)		$0.58-$3.41	$1.87		(9,000)		$1.13-$2.25	$1.63

Outstanding at June 30, 2007	937,670	0	$0.58-$5.50	$3.17		30,000	0	$1.13-$5.50	$2.48

Exercisable at June 30, 2007	420,989	0	$0.58-$5.50	$2.43		30,000	0	$1.13-$5.50	$2.48

     The aggregate intrinsic value of options exercised during the period ended June 30, 2007 was $1,198.
     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted	Weighted	Number	Weighted
Range of	Number of	Average	Average	of	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	Options	Contractual Life	Price	Options	Price
$0.58-$1.50	153,500	4.6 years	$0.97	153,500	$0.97
$1.90-$3.25	244,335	6.4 years	$2.47	152,663	$2.11
$3.41-$4.90	493,335	7.8 years	$4.93	78,326	$3.41
$4.95-$6.41	79,179	2.2 years	$5.50	69,500	$5.49
     The aggregate intrinsic value of outstanding and exercisable options at June 30, 2007 was $2,784 and $1,618, respectively.
     Total unrecognized compensation costs related to non-vested stock option awards at June 30, 2007 is $627 and is expected to be recognized over the weighted average period of approximately 2.2 years.
     Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment” for all share based compensation plans, which requires entities to measure and recognize the cost of employee services received in exchange for award of equity instruments based on grant date fair value (see Notes to Consolidated Financial Statements No. 2). Compensation expense is recognized on a straight line basis over the requisite service period (generally four years) of the grant. Prior to fiscal year 2006, the Company applied the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and provided the required pro forma disclosures of SFAS 123 “Accounting for Stock Based Compensation”.

     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and Staff Accounting Bulletin 107 (SAB107). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk free rate and the Company’s dividend yield. Estimates for fair value are not intended to predict actual future events or the value ultimately realized by employees or other recipients who receive equity awards.
     The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used for options granted.

	For the Years Ended June 30,
	2007	2006	2005
	(in thousands)
Option term (1)	5	5	5
Volatility (2)	52.66	56.14	101.62
Risk free rate	4.77	4.70	3.47
Dividend yield	—	—	—
Weighted average fair value	$2.49	$2.39	$2.61

(1)	The option term is the number of years that the Company estimates, based on history, that options will be outstanding prior to exercise.

(2)	Prior to fiscal 2006, expected volatility was based on historical volatilities over the expected terms. With the adoption of SFAS 123(R) the Company continues to determine expected volatility based on historical volatilities but has incorporated adjustments associated with an unusually volatile period from its mean-reversion analysis for fiscal years commencing with 2006.
Restricted Stock
     During the years ended June 30, 2007 and 2006, the Company issued restricted stock shares/units. Awards granted as restricted stock/units have restrictions that lapse in three equal annual installments commencing on the first anniversary of the date of such award. Compensation expense of $391 and $125 was recognized during the period ended June 30, 2007 and 2006, respectively. The aggregate unrecognized compensation costs related to the non-vested restricted grants at June 30, 2007 was $1,018 and is expected to be recognized over a weighted-average period of approximately 2.2 years.
     The following table summarizes outstanding and non-vested shares under the plan for 2007 and 2006.

	The 2005 Plan
		Weighted
	Restricted Stock	Average Grant
	Shares/Units	Date Fair Value
Outstanding at June 30, 2005	—	$—
Granted	173,666	$4.04
Canceled	—	$—
Vested	—	—

Outstanding and non-vested at June 30, 2006	173,666	$4.04

Granted	206,933	$5.16
Canceled	(36,666)	$4.44
Vested	(57,894)	$4.04

Outstanding and non-vested at June 30, 2007	286,039	$4.80

     The following reflects the pro forma disclosure effects on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 for the year ended June 30, 2005.

Net income as reported	$5,035
Deduct: stock-based employee compensation expense determined as if fair value was used, net of related tax effects	$(54)

Net income	$4,981

Income per share:
Basic – as reported	$0.34
Diluted – as reported	$0.33
Basic – pro forma	$0.33
Diluted – pro forma	$0.33
Note 12 — Supplemental Compensation:
     In the U.S., the Company maintains the Baldwin Technology Profit Sharing and Savings Plan. The Company matches up to 5% of eligible compensation and the participants’ interest in the Company’s contribution vest immediately. Participant contributions are made on a weekly basis, while the Company’s matching contributions are made on a quarterly basis. Employer contributions charged to income were $238, $169 and $131, respectively for the fiscal years ended June 2007, 2006 and 2005.
     The assets of the plan are invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company, which constituted approximately 4% of the total assets of the Plan at June 30, 2007.
     Certain subsidiaries within Europe maintain defined contribution and/or profit sharing plans. The assets of the following plans are invested primarily in insurance contracts, government securities, and guaranteed investment contracts. Amounts expensed under these plans were as follows:

	For the Years Ended June 30,
	2007	2006	2005
	(in thousands)
Baldwin Germany GmbH	$271	$297	$266
Baldwin IVT AB	50	34	36
Baldwin Jimek AB	82	58	64
Baldwin UK Ltd.	64	66	61
Baldwin Globaltec Ltd.	10	9	9

Total expense	$477	$464	$436

     The amount of expense relating to the European defined contribution and/or profit sharing plan is determined based upon, among other things, the age, salary and years of service of employees covered by the plans. The Company’s German, English and Swedish subsidiaries make annual contributions to the plans equal to the amounts accrued for pension expense.
     In Germany, there is currently one pension plan covering two former employees, and the Company’s Japanese subsidiary maintains a retirement plan covering all employees. These defined benefit plans provide for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability, and are partially funded by insurance contracts. The Company uses a measurement date of June 30 for its defined benefits plans.
     On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires recognition of the funded status of a company’s defined benefit pension and postretirement benefit plans as an asset or liability on the balance sheet. Previously, under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the asset or liability recorded on the balance sheet reflected the funded status of the plan, net of certain unrecognized items that qualified for delayed income statement recognition. Under SFAS No. 158, these previously unrecognized items are to be recorded in accumulated other comprehensive loss when the recognition provisions are adopted. The Company adopted the recognition provisions as of June 30, 2007, and the funded status of its defined benefit plans is reflected in its consolidated balance sheet as of June 30, 2007. In accordance with the transition provisions of SFAS No. 158, prior periods have not been restated. The incremental effect of applying the recognition provisions of SFAS No. 158 on the Company’s consolidated balance sheet as of June 30, 2007, is immaterial.

     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

	For the Years Ended June 30,
	2007	2006	2005
	(in thousands)
Service Cost — benefits earned during the year	$274	$248	$261
Interest on projected benefit obligation	47	46	63
Annual return on plan assets	(16)	(4)	(1)
Amortization of transition obligation	(3)	14	14
Amortization of net actuarial (gain)	(3)	(23)	(10)

Net periodic pension expense	$299	$281	$327

	For the Years Ended June 30,
	2007	2006	2005
	(in thousands)
Funded status (plan assets less than plan obligations)	$(1,029)	$(1,254)	$(1,380)
Unrecognized net loss (gain) from past experience different from changes in assumptions	—	170	116
Unrecognized transition obligation	—	(4)	9
Additional minimum pension liability	—	(185)	(123)

Accrued benefit cost in other long term Liabilities	$(1,029)	$(1,273)	$(1,378)

Amount included in accumulated other comprehensive income (actuarial)	76	—	—
Amount expected to be recognized during next fiscal year (actuarial gain)	(8)	—	—
Weighted average actuarial assumptions:
Discount rate	1.75% - 5.25%	1.75% - 5.00%	1.75% - 7.50%
Rate of increase in compensation levels	0.00% - 0.00%	0.00% - 0.00%	0.00% - 3.00%
Expected rate of return on plan assets	1.00% - 4.10%	1.00% - 4.50%	1.00% - 7.00%

	For the Years Ended June 30,
	2007	2006	2005
	(in thousands)
Projected benefit obligation — beginning of year	$2,626	$2,454	$2,447
Service cost — benefits earned during the year	264	248	250
Interest on projected benefit obligation	48	46	62
Actuarial (gain) loss	(32)	35	2
Benefits paid	(198)	(96)	(273)
Foreign currency rate changes	(165)	(61)	(34)

Projected benefit obligation — end of year	$2,543	$2,626	$2,454

	For the Years Ended June 30,
	2007	2006	2005
	(in thousands)
Fair value of plan assets — beginning of year	$1,372	$1,074	$789
Actual return on plan assets	11	3	(1)
Contributions to the plan	418	420	360
Benefits paid	(198)	(96)	(60)
Foreign currency rate changes	(89)	(29)	(14)

Fair value of plan assets — end of year	$1,514	$1,372	$1,074

     Undiscounted benefit amounts expected to be paid for each of the next five successive fiscal years and for the aggregate next five years thereafter are as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2008	$241
2009	$537
2010	$210
2011	$273
2012	$125
Aggregate for 2013 through 2016	$1,690
     The amount expected to be contributed by the Company to its defined benefit pension plans during fiscal year 2008 is approximately $400.
     The Company also has a non-qualified Supplemental Executive Retirement Plan (SERP). The SERP provides benefits to eligible executives, based on average earnings, years of service and age at retirement or separation of employment. In March 2006, the Company established a Rabbi Trust and has contributed $1,250 to partially fund the SERP. The total cost of this plan for the years ended June 30, 2007, 2006 and 2005 was $705, $746 and $482, respectively. At June 30, 2007 and 2006, the related obligation in other long-term liabilities was $4,979 and $4,716, respectively.
Note 13 – Restructuring:
     On December 20, 2006, the Company committed to the principal features of a plan to restructure some of its existing operations. The objective was to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition of Oxy-Dry (See Note 14) as well as to achieve greater efficiency in sales, marketing, administrative and operational activities, primarily in Germany, the United States and the United Kingdom. The actions under the plan commenced in December 2006 and were substantially completed by the end of the fiscal year. The balance is expected to be paid by the end of the fiscal year ended June 30, 2008.
     Activity related to the restructuring plan during the twelve months ended June 30, 2007 included in other accounts payable and accrued liabilities is as follows:

		Payments against	Balance at
(in thousands)	Initial Reserve	Reserve	June 30, 2007
Restructuring costs:
Employee termination costs	$810	$504	$306
Contract termination costs	72	—	72
Other associated costs	112	29	83

Total restructuring costs	$994	$533	$461

Note 14 – Acquisitions:
     On November 21, 2006, the Company completed the acquisition of Oxy-Dry Corporation, a producer of accessories and controls for the printing industry. The acquisition strengthens the Company’s presence in its core market of accessories and controls by affording it the ability to provide a broader range of product offerings to its customers. Aggregate consideration paid, in cash, at closing consisted of a purchase price of approximately $18,000 working capital and other contract related adjustments of $1,077, subject to post closing adjustments and $1,394 in fees and expenses. Determination of the final purchase price is subject to the seller’s review of an audit of the closing balance sheet and income statement of Oxy-Dry as stated in the calculation and payment adjustment section of the stock purchase agreement.

     The table below represents the preliminary allocation of the total consideration to the Oxy-Dry tangible and identifiable intangible assets and liabilities based on the Company’s assessment of their respective fair values as of the date of acquisition. The preliminary purchase price allocation, presented below, is subject to change based upon finalization of the post closing adjustments.

(in thousands)
Cash	$2,287
Accounts receivable	7,136
Inventory	5,960
Other assets	914
Property, plant and equipment	2,149
Identifiable intangible assets	6,745
Accounts payable	(1,723)
Deposits	(2,156)
Accrued expenses	(8,467)
Liabilities assumed	(3,000)
Deferred taxes	(486)
Other liabilities	(1,151)

Total fair value of net assets acquired	8,208

Goodwill	$12,263
     Identifiable intangibles include product technology, $4,499 (15 year life), trade name $1,645 (30 year life), customer relationships $528 (13 year life), and non-compete agreements $73 (5 year life). Additionally, there is no amount of tax deductible goodwill.
     On December 20, 2006, the Company committed to the principal features of a plan to restructure and integrate the operations of MTC Corporation and its wholly-owned subsidiary Oxy-Dry Corporation. The objective is to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition as well as to achieve greater efficiency in sales, marketing, administrative and operational activities, primarily in Germany, the United States and the United Kingdom. In particular, the U.S. and U.K. plan involves consolidation of former Oxy-Dry leased locations into existing Company locations, and elimination of redundant manufacturing and support personnel. In Germany, the plan consists of consolidation and elimination of support functions while maintaining the former Oxy-Dry manufacturing location. The actions under the plan commenced during December 2006 and were substantially complete by the end of the fiscal year. The liabilities recognized in connection with the acquisition include $2,300 of employee termination and associated costs and $700 of facilities and other one-time costs included in other accounts payable and accrued liabilities. The results of the acquisition of Oxy-Dry have been included in the consolidated financial statements since the date of acquisition November 21, 2006.
     On April 10, 2007, the Company completed the acquisition of Hildebrand Systeme GmbH (“Hildebrand”), a leader in the field of high performance web cleaning systems. Aggregate consideration paid, at closing consisted of a purchase price of approximately $2,183 and $173 in fees and expenses. Identifiable intangibles include product technology $939 (15 year life), customer relationships $105 (12 year life) and non-compete agreements $20 (5 year life). Fair value of net assets acquired was $1,082 and goodwill totaled $1,274. The results of the acquisition of Hildebrand have been included in the consolidated financial statements since the date of acquisition.
     The following unaudited pro forma consolidated financial information reflects the results of operations, including Oxy-Dry, for the twelve months ended June 30, 2007 and 2006 as if the acquisition had occurred at the beginning of each period, after giving effect to certain purchase accounting adjustments, including assumed amortization of acquired intangibles and higher interest expense due to higher debt level. Hildebrand is excluded from the pro forma presentation as it is not material. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period.

	(in thousands, except per share data)
	For the twelve months
	ended June 30,
	(unaudited)	(unaudited)
	2007	2006
Revenue	215,337	218,487
Net income	4,543	4,454
Income per share – basic	$0.30	$0.30
Income per share – diluted	$0.29	$0.28

Note 15 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for each of the fiscal years ended June 30, 2007 and 2006 are as follows:
     Activity in the fiscal year ended June 30, 2007 was as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of July 1, 2006	$14,478	$3,419	$11,059

Purchase of Oxy-Dry	12,263	—	12,263
Purchase of Hildebrand	1,274	—	1,274
Effects of currency translation	19	(126)	145

Balance as of June 30, 2007	$28,034	$3,293	$24,741

     Activity in the fiscal year ended June 30, 2006 was as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of June 30, 2005	$14,378	$3,456	$10,922

Effects of currency translation	100	(37)	137

Balance as of June 30, 2006	$14,478	$3,419	$11,059

     Intangible assets subject to amortization were comprised of the following:

		As of June 30, 2007		As of June 30, 2006
	Amortization	Gross	Accumulated	Gross	Accumulated
Intangible Assets:	Period (Years)	Carrying Amount	Amortization	Carrying Amount	Amortization
	(in thousands)			(in thousands)
Patents and Trademarks	15-20	$8,390	$5,412	$7,686	$4,996
Customer relationships	2 -13	633	25	—	—
Trademark	30	1,645	35	—	—
Existing product technology	15	5,438	186	—	—
Non-compete/solicitation agreements	5	93	7	—	—
Other	5-30	1,578	943	1,397	778

Total		$17,777	$6,608	$9,083	$5,774

     The weighted average life for intangible assets at June 30, 2007 was 15 years. Amortization expense for the fiscal year ended June 30, 2007 was $844, $488 for fiscal year ended June 30, 2006 and $460 for fiscal year ended June 30, 2005.
     Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2008	$1,079
2009	$1,025
2010	$955
2011	$825
2012	$775
Note 16 — Commitments and Contingencies:
     Future minimum annual lease payments under capital leases are as follows at June 30, 2007:

Fiscal Years Ending June 30,	Amount
(in thousands)
2008	53
2009	45
2010	30
2011	26
2012	3

Present value of minimum lease payments (net of $30 with interest)	$157

     At June 30, 2007, $104 ($401 at June 30, 2006) was included in “Other long-term liabilities” representing the long-term portion of the present value of minimum lease payments, and $53 ($131 at June 30, 2006) was included in “Other accounts payable and accrued liabilities” representing the current portion of the present value of minimum lease payments. At June 30, 2007, the gross asset totaled $278, with accumulated depreciation of $121.
     Rental expense on operating leases amounted to approximately $5,659, $4,602 and $4,524 for the years ended June 30, 2007, 2006 and 2005, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2007 are as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2008	$5,066
2009	$3,793
2010	$2,654
2011	$2,078
2012	$1,848
2013 and thereafter	$8,037
Note 17 — Related Parties:
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
     The maximum amount of the loan outstanding including interest during the fiscal years ended June 30, 2007 and 2006 was zero and $809, respectively.
     Samuel B. Fortenbaugh III, a Director of the Company since 1987, has rendered legal services to the Company since September 2002. During the fiscal year ended June 30, 2007, the Company paid $211 ($86 for the year ended June 30, 2006) to Mr. Fortenbaugh for legal services rendered.
     Akira Hara is currently a strategic advisor to the Company and Chairman of Baldwin Japan Limited, a wholly-owned subsidiary of the Company. Mr. Hara, as strategic advisor, receives compensation of approximately $60 per year. In addition, Mr. Hara is also eligible to receive benefits under a non-qualified supplemental executive retirement plan, which expires in 2015. The estimated annual benefit payable to him under this supplemental plan is approximately $136.
Note 18 — Warranty Costs:
     The Company’s standard contractual warranty provisions are to repair or replace, at the Company’s option, product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs, reported in “other accounts payable and accrued liabilities”, at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separate from the percent of revenue discussed above.

Warranty Amount
(in thousands)
Warranty reserve at June 30, 2005	$2,840
Additional warranty expense accruals	3,944
Payments against reserve	(3,897)
Effects of currency rate fluctuations	162

Warranty reserve at June 30, 2006	$3,049
Additional warranty expense accruals	3,535
Payments against reserve	(4,231)
Acquired Oxy-Dry accrual	2,382
Effects of currency rate fluctuations	85

Warranty reserve at June 30, 2007	$4,820

Note 19 — Legal Proceedings and Settlements:
     On November 14, 2002, the Dusseldorf Higher Regional Court (“DHRC”) announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG (“Technotrans”). Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans also filed to revoke the Company’s patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company’s patent. Technotrans has also appealed that judgment to the German Supreme Court in Karlsruhe. That court has not yet reached a decision on either of those appeals. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment. On May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of Baldwin Technology Company, Inc. filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $45,000,000) as a result of the patent infringement. The Dusseldorf Court suspended proceedings in the damages claim until such time as a decision is reached by the German Supreme Court in Karlsruhe on the appeal of the DHRC decision. That appeal has been suspended until the Supreme Court rules on the invalidity action, which decision is expected some time in 2008.
     From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.
Note 20 – Additional Balance Sheet Detail

	As of June 30, 2007	As of June 30, 2006
Other Accounts Payable and Accrued Liabilities	(in thousands)	(in thousands)
Warranty (see Note 18 – Warranty Costs)	$4,820	$3,049
Commissions	1,107	444
Restructuring reserve (see Note 13 – Restructuring)	461	—
Integration reserve (see Note 14 – Acquisitions)	1,847	—
Installation reserve	1,183	457
Deferred revenue	1,338	—
Other	6,803	5,631

	$17,559	$9,581

	As of June 30, 2007	As of June 30, 2006
Other Long-Term Liabilities	(in thousands)	(in thousands)
Supplemental Executive Retirement Plan (see Note 12 – Supplemental Compensation)	$4,979	$4,716
Pension (see Note 12 – Supplemental Compensation)	1,029	1,273
Phantom Equity	1,217	—
Other	1,063	747

	$8,288	$6,736

Note 21 — Quarterly Financial Data (unaudited):
     Summarized quarterly financial data for the fiscal years ended June 30, 2007 and 2006 are as follows (in thousands, except per share data):

	Quarter
Fiscal Year Ended June 30, 2007(1)	First	Second	Third	Fourth
Net sales	$43,207	$48,168	$53,211	$56,891
Cost of goods sold	28,945	32,550	35,774	38,434

Gross profit	14,262	15,618	17,437	18,457
Operating expenses	12,147	12,913	14,275	15,532
Restructuring (2)	—	994	—	—
Interest expense, net (3)	193	502	705	662
Other (income) expense, net	(226)	175	220	84

Income before income taxes	2,148	1,034	2,237	2,179
Provision (benefit) for income taxes (4)	822	632	941	(1,437)

Net income	$1,326	$402	$1,296	$3,616

Net income per share:
Net income per share – basic	$0.09	$0.03	$0.09	$0.24
Net income per share – diluted	$0.08	$0.03	$0.08	$0.23

Weighted average shares outstanding:
Basic	15,003	15,097	15,203	15,377

Diluted	15,726	15,695	15,697	15,749

	Quarter
Fiscal Year Ended June 30, 2006	First	Second	Third	Fourth
Net sales	$42,645	$43,826	$45,447	$47,462
Cost of goods sold	28,589	29,040	30,384	31,059

Gross profit	14,056	14,786	15,063	16,403
Operating expenses	11,902	12,421	12,143	13,241
Interest expense, net	298	249	256	271
Other (income) expense, net	(161)	(21)	(74)	93

Income before income taxes	2,017	2,137	2,738	2,798
Provision for income taxes	824	754	993	861

Net income	$1,193	$1,383	$1,745	$1,937

Net income per share:
Net income per share – basic	$0.08	$0.09	$0.12	$0.13
Net income per share – diluted	$0.08	$0.09	$0.11	$0.12

Weighted average shares outstanding:
Basic	14,923	14,953	14,966	15,022

Diluted	15,474	15,666	15,806	15,905

(1)	Results of operations include the results of Oxy-Dry from November 21, 2006 and Hildebrand from April 11, 2007.

(2)	See Note No. 13 regarding details of restructuring expense.

(3)	Interest expense results from higher debt levels associated with the new credit agreement. See Note No. 10.

(4)	Fourth quarter reflects partial reversal of U.S. valuation allowance $2,500. See Note No. 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     As previously disclosed in a Form 8-K current report filed on November 20, 2006, the Audit Committee of the Board of Directors of the Company on November 14, 2006 dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm effective November 14, 2006.
     The reports of PwC on the Company’s financial statements for the fiscal years ended June 30, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended June 30, 2006 and 2005 and through November 14, 2006, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the matter in their reports on the financial statements for such years. In addition, during the years ended June 30, 2006 and 2005 and through November 14, 2006, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. The Company requested PwC to furnish the Company with a letter of PwC addressed to the Securities and Exchange Commission stating whether or not PwC agreed with the above statements. A copy of the PwC letter, dated November 20, 2006, was filed as Exhibit 16 to the Company Form 8-K current report filed on November 20, 2006.
     As disclosed in a Form 8-K current report filed on November 28, 2006, the Audit Committee also approved the retention of Grant Thornton LLP (“GT”) as the Company’s new independent registered public accounting firm for the fiscal year ending June 30, 2007, subject to GT’s completion of its client acceptance procedures. On November 28, 2006, GT informed the Company that its client acceptance procedures were complete and that the Company had been accepted as a client of the firm.
     During the Company’s two most recent fiscal years and the subsequent interim period prior to engaging GT, neither the Company nor anyone acting on behalf of the Company consulted GT regarding (i) either (a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).
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
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year June 30, 2007, the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
     Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include a report from management of the Company in future annual reports filed with the SEC regarding the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended the “Exchange Act”). Under SEC rules applicable to companies fully subject to the internal control reporting requirements of Section 404 of the Act, the internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the relevant fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) an opinion from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting.
     Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has initiated a process to document, evaluate and test its internal controls over financial reporting.

     Based upon current SEC regulations, management’s opinion on the Company’s internal control over financial reporting will first be required to be included in the Company’s annual report for the fiscal year ending June 30, 2008. An opinion by the Company’s independent auditors on the design and operating effectiveness of the Company’s internal control over financial reporting is not expected to be required until the Company files with the SEC its annual report for the fiscal year ending June 30, 2009. However, if the Company were deemed to be an “accelerated filer” under the Exchange Act for purposes of its fiscal year ending on June 30, 2008, then the annual report for that fiscal year would be required to include, in addition to management’s report on internal control over financial reporting, an opinion on the Company’s internal control over financial reporting by the Company’s independent auditors. The Company will qualify for accelerated filer status if its market capitalization exceeds $75 million as of the end of the second quarter of fiscal 2008.
     No changes were made to the Company’s internal control over financial reporting during the year ended June 30, 2007, that have materially effected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.
Item 9B. Other Information
     None.
PART III
Items 10, 11, 12, 13
     Information required under these items is contained in the Company’s 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year-end; accordingly, this information is therefore incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information concerning fees billed by Grant Thornton LLP, Baldwin’s current independent registered public accounting firm and PricewaterhouseCoopers (Baldwin’s previous independent registered public accounting firm) during the fiscal years ended June 30, 2007 and 2006 is incorporated herein by reference to Baldwin’s Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a)(1) Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.
     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

Page
Report of Independent Registered Public Accounting Firm on Financial Statements	55
Schedule II — Valuation and Qualifying Accounts	56
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

10.5*	Baldwin Technology Company, Inc. 2005 Equity Compensation Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 2005 Proxy Statement and incorporated herein by reference.

10.6*	Form of Restricted Stock Award Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

10.7*	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

10.8*	Form of Grant Certificate for stock options granted to individuals under the Company’s 2005 Equity Compensation Plan (filed herewith).

10.9*
Baldwin Technology Company Inc. 2007 Management Incentive Compensation Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2006 and incorporated herein by reference.

10.10*	Baldwin Technology Company, Inc. 2008 Management Incentive Compensation Plan (filed herewith).

10.11	Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.12*	Baldwin Technology Company, Inc. 1998 Non-Employee Directors’ Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1998 Proxy Statement and incorporated herein by reference.

10.13*
Employment Agreement dated June 19, 2007 and effective as of June 30, 2007 between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated July 6, 2007 and incorporated herein by reference.

10.14*
Employment Agreement dated June 19, 2007 and effective as of June 30, 2007 between Baldwin Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated July 6, 2007 and incorporated herein by reference.

10.15*
Employment Agreement dated February 22, 2007 and effective as of March 8, 2007 between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.01 to the Company’s Report on Form 8-K dated March 12, 2007 and incorporated herein by reference.

10.16*
Employment Agreement dated and effective September 1, 2004 between Baldwin Technology Company, Inc. and Shaun J. Kilfoyle filed as Exhibit 10.68 to the Company’s Report on Form 10-K for the year ended June 30, 2004.

10.17*	Baldwin Technology Profit Sharing and Savings Plan as amended. Filed as Exhibit 10.53 to the Company’s Report on Form 10-K for the year ended June 30, 2003.

10.18*
Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.66 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2003.

10.19*
Retirement Allowance Plan for Representative Directors and Directors of Baldwin-Japan Ltd. Filed as Exhibit 10.75 to the Company’s Report on Form 10-Q for the Quarter ended December 31, 2005 and incorporated herein by reference.

10.20
Credit Agreement dated as of November 21, 2006 by and among Baldwin Technology Company, Inc., Mainsee 431. VV GmbH (to be renamed Baldwin Germany Holding GmbH), Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH as Borrowers, the various lenders party thereto as Lenders and LaSalle Bank National Association as Administrative Agent and Arranger. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 28, 2006.

10.21
Letter Agreement regarding Payoff of Loans and Related Obligations dated as of November 21, 2006 from Maple Bank GmbH to the Company, Baldwin Europe Consolidated B.V. and LaSalle Bank National Association as Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 28, 2006.

10.22
Amended and Restated Stock Purchase Agreement by and among Baldwin Technology Company, Inc. and the Stockholders of MTC Trading Company dated November 17, 2006. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 28, 2006.

10.23
Line of Credit Contract in the amount of EUR 5,000,000.00 (five Million Euro) between Baden-Württembergische Bank (as Lender) and Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH as joint Borrowers, dated April 18, 2007 (translation filed herewith).

21.	List of Subsidiaries of Registrant (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

23.2	Consent of Grant Thornton LLP (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC. (Registrant)
By:	/s/ GERALD A. NATHE
Gerald A. Nathe
(Chairman of the Board)

Dated: September 28, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD A. NATHE Gerald A. Nathe	Chairman of the Board	September 28, 2007
/s/ KARL S. PUEHRINGER Karl S. Puehringer	President, Chief Executive Officer and a Director	September 28, 2007
/s/ JOHN P. JORDAN John P. Jordan	Vice President, Chief Financial Officer and Treasurer	September 28, 2007
/s/ LEON RICHARDS Leon Richards	Controller and Chief Accounting Officer	September 28, 2007
/s/ MARK T. BECKER Mark T. Becker	Director	September 28, 2007
/s/ ROLF BERGSTROM Rolf Bergstrom	Director	September 28, 2007
/s/ SAMUEL B. FORTENBAUGH III Samuel B. Fortenbaugh III	Director	September 28, 2007
/s/ AKIRA HARA Akira Hara	Director	September 28, 2007
/s/ JUDITH A. MULHOLLAND Judith A. Mulholland	Director	September 28, 2007
/s/ RONALD B. SALVAGIO Ronald B. Salvagio	Director	September 28, 2007
/s/ RALPH R. WHITNEY, JR. Ralph R. Whitney, Jr.	Director	September 28, 2007

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Stamford, Connecticut
September 28, 2006

SCHEDULE II
BALDWIN TECHNOLOGY COMPANY, INC
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to				Balance
	Beginning	Costs and			Acquired	at End
	of Period	Expenses	Deduction		Balances	of Period
Year ended June 30, 2007 Allowance for doubtful accounts (deducted from accounts receivable)	$1,452	$309	$355		$470	$1,876
Year ended June 30, 2006 Allowance for doubtful accounts (deducted from accounts receivable)	$1,962	$158	$668	(1)	$—	$1,452
Year ended June 30, 2005 Allowance for doubtful accounts (deducted from accounts receivable)	$2,155	$99	$292		$—	$1,962

(1)	The reduction in allowance for doubtful accounts primarily reflects a write-off of previously identified and specifically reserved accounts receivable in Sweden.