Form 10-Q
period 2007-09-30
BALDWIN TECHNOLOGY CO INC
filed 2007-11-14
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q
[Mark one]

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarter ended September 30, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Registrant’s telephone number, including area code: 203-402-1000
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Class A Common Stock
$0.01 par value	14,294,111
Class B Common Stock
$0.01 par value	1,142,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	September 30,	June 30,
	2007	2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,720	$17,375
Accounts receivable trade, net of allowance for doubtful accounts of $1,931 ($1,876 at June 30, 2007)	40,877	40,713
Notes receivable, trade	6,831	7,150
Inventories	34,794	30,384
Deferred taxes, net	1,872	1,780
Prepaid expenses and other	6,645	5,584

Total current assets	102,739	102,986

MARKETABLE SECURITIES:
(Cost $616 at September 30, 2007 and $564 at June 30, 2007)	786	781

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,154	1,116
Machinery and equipment	6,142	6,152
Furniture and fixtures	4,855	5,347
Capital leases	295	278

	12,446	12,893
Less: Accumulated depreciation	(7,037)	(7,518)

Net property, plant and equipment	5,409	5,375

INTANGIBLES, less accumulated amortization of $7,151 ($6,608 at June 30, 2007)	11,522	11,169
GOODWILL, less accumulated amortization of $3,511 ($3,293 at June 30, 2007)	25,813	24,741
DEFERRED TAXES, NET	4,468	6,793
OTHER ASSETS	4,967	5,335

TOTAL ASSETS	$155,704	$157,180

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	June 30,
	2007	2007
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$2,611	$3,249
Current portion of long-term debt	2,917	2,501
Accounts payable, trade	20,747	19,976
Notes payable, trade	7,021	7,009
Accrued salaries, commissions, bonus and profit-sharing	7,947	7,942
Customer deposits	5,541	5,876
Accrued and withheld taxes	2,129	1,793
Income taxes payable	2,478	1,518
Other accounts payable and accrued liabilities	16,984	17,559

Total current liabilities	68,375	67,423

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	24,388	26,929
Other long-term liabilities	8,486	8,288

Total long-term liabilities	32,874	35,217

Total liabilities	101,249	102,640

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 17,928,181 shares issued at September 30, 2007 and 17,875,522 shares issued at June 30, 2007	180	179
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,436,825 shares issued at September 30, 2007 and 1,486,825 shares issued at June 30, 2007	14	15
Capital contributed in excess of par value	59,737	59,499
Accumulated earnings	3,887	5,266
Accumulated other comprehensive income	4,107	3,051
Less: Treasury stock, at cost:
Class A - 3,634,070 shares at September 30, 2007
Class B - 294,270 shares at September 30, 2007	(13,470)	(13,470)

Total shareholders’ equity	54,455	54,540

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,704	$157,180

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the three months
	ended September 30,
	2007	2006
Net Sales	$53,929	$43,207
Cost of goods sold	36,683	28,945

Gross Profit	17,246	14,262

Operating Expenses:
General and administrative	5,585	4,879
Selling	4,093	3,291
Engineering and development	4,416	3,977

	14,094	12,147

Operating income	3,152	2,115

Other (income) expense:
Interest expense	770	224
Interest income	(68)	(31)
Other (income) expense, net	72	(226)

	774	(33)

Income before income taxes	2,378	2,148

Provision for income taxes	1,339	822

Net income	$1,039	$1,326

Net income per share – basic and diluted
Income per share – basic	$0.07	$0.09
Income per share – diluted	$0.07	$0.08

Weighted average shares outstanding:
Basic	15,435	15,003

Diluted	15,872	15,726

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital		Accumulated
	Class A		Class B		Contributed	Accumu-	Other
	Common Stock		Common Stock		In Excess	lated	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	of Par	Earnings	Income	Shares	Amount	Income
Balance at June 30, 2007	17,875,622	$179	1,486,825	$15	$59,499	$5,266	$3,051	(3,928,340)	$(13,470)

Adoption of FIN 48 - uncertain tax positions						(2,418)

Net income for the three months ended September 30, 2007						1,039				$1,039

Translation adjustment							1,083			1,083

Unrealized gain on available-for-sale securities, net of tax							(27)			(27)

Amortization stock based compensation					232

Comprehensive income										$2,095

Shares converted Class B to Class A	50,000	1	(50,000)	(1)

Shares issued under stock option plan	2,559				6

Balance at September 30, 2007	17,928,181	$180	1,436,825	$14	$59,737	$3,887	$4,107	(3,928,340)	$(13,470)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,039	$1,326
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	572	405
Accrued retirement pay	84	94
Provision for losses on accounts receivable	51	34
Stock compensation costs	232	150
Deferred taxes	1	3
Changes in assets and liabilities:
Accounts and notes receivable	2,320	(2,356)
Inventories	(2,997)	(748)
Prepaid expenses and other	(637)	763
Other assets	497	1,403
Customer deposits	(634)	1,250
Accrued compensation	(457)	(1,836)
Payments of restructuring charges	(120)	—
Payment of integration costs	(471)	—
Accounts and notes payable, trade	(1,053)	(1,604)
Income taxes payable	804	507
Accrued and withheld taxes	336	(543)
Other accounts payable and accrued liabilities	(676)	489
Interest payable	50	(11)

Net cash (used for) operating activities	(1,059)	(674)

Cash flows from investing activities:
Acquisition related payments	(382)	—
Additions of property, plant and equipment	(156)	(250)
Additions of patents and trademarks	(480)	(54)

Net cash (used for) investing activities	(1,018)	(304)

Cash flows from financing activities:
Long-term and short-term debt borrowings	—	847
Long-term and short-term debt repayments	(3,852)	—
Principal payments under capital lease obligations	(37)	(36)
Proceeds of stock option exercises	6	136
Other long-term liabilities	(92)	(39)

Net cash (used for) provided by financing activities	(3,975)	908

Effects of exchange rate changes	397	(220)

Net (decrease) in cash and cash equivalents	(5,655)	(290)
Cash and cash equivalents at beginning of period	17,375	14,986

Cash and cash equivalents at end of period	$11,720	$14,696

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the three months
	ended September 30,
	2007	2006
Cash paid during the period for:
Interest	$770	$235
Income taxes	$593	$229
The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)
Note 1 – Organization and Basis of Presentation:
     Baldwin Technology Company, Inc. and its subsidiaries (“Baldwin” or the “Company”) are engaged primarily in the development, manufacture and sale of press automation equipment for the printing industry.
     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Note 2 – Recently Issued Accounting Standards:
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) on July 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
     The cumulative effect of adopting FIN 48 was a decrease of $2,418 to the July 1, 2007 accumulated earnings balance with a corresponding charge in balance sheet tax accounts. As of the adoption date, the Company has gross unrecognized tax benefits of $4,617. The balance of accrued interest (net of tax benefits) was $59 and penalties of $135 were reflected at July 1, 2007 to the Statement of Financial Position. Interest and penalties related to the income tax liabilities are included in income tax expense.
     If the unrecognized tax benefits were recognized, the favorable impact on the effective tax rate would be $2,418.
     In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxing authorities. The Company is currently not under audit by the Internal Revenue Service but is under audit in various non-U.S. jurisdictions. The Company believes it is reasonably possible that no material uncertain tax position may decrease in the next 12 months.
     The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Sweden, Germany, Japan, the

U.K. and the United States. The open tax years for these jurisdictions span 2000 through 2007.
     For the three month period ending September 30, 2007, there was no material changes related to tax reserves that impacted the Company’s effective tax rate.
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
Note 3 – Long Term Debt:

	(in thousands)
	September 30, 2007		June 30, 2007
	Current	Long-Term	Current	Long-Term
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR Rate 5.38% plus 2.25%	$—	$10,300	$—	$12,800
Revolving Credit Facility due November 21, 2011, interest rate one-month EURIBOR Rate 4.29% plus 2.25%	—	1,238	—	1,175
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments interest rate one-month EURIBOR rate 4.29% plus 2.25%	2,487	12,850	2,099	12,853
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81%	290	—	271	68
Note payable by foreign subsidiary Through 2008, interest rate 5.70%	140	—	131	33

	$2,917	$24,388	$2,501	$26,929

     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long term credit facilities to the Company totaling $61,640. As of September 30, 2007, the Company had $33,288 outstanding (including letters of credit). The amount available under these credit facilities at September 30, 2007 was $28,352.
Note 4 – Net income per share:
     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three months ended September

30, 2007 and 2006, the weighted average shares outstanding used to compute diluted net income per share include potentially dilutive securities of 437,000 and 723,000 shares, respectively. Outstanding options to purchase 30,000 and 69,000 shares, respectively, of the Company’s common stock for the three months ended September 30, 2007 and 2006, respectively, are not included in the above calculation to compute diluted net income per share as their exercise prices exceeded their current market value of these shares.
Note 5 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	(in thousands)
	September 30, 2007	June 30, 2007
Cumulative translation adjustments	$4,084	$3,001
Unrealized gain on investments, net of tax	99	126
Pension funded status, net of tax	(76)	(76)

	$4,107	$3,051

Note 6 — Inventories:
     Inventories consist of the following:

	(in thousands)
	September 30, 2007	June 30, 2007
Raw materials	$17,277	$14,176
In process	6,019	5,227
Finished goods	11,498	10,981

	$34,794	$30,384

     Foreign currency translation effects increased inventories by $1,413 from June 30, 2007 to September 30, 2007.
Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the three months ended September 30, 2007 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of July 1, 2007	$28,034	$3,293	$24,741

Additions	382	—	382
Effects of currency translation	908	218	690

Balance as of September 30, 2007	$29,324	$3,511	$25,813

     Intangible assets subject to amortization were comprised of the following:

		As of September 30, 2007		As of June 30, 2007
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period (Years)	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and Trademarks	15-20	$8,925	$5,558	$8,390	$5,412
Customer relationships	2 -13	633	41	633	25
Tradename	30	1,645	49	1,645	35
Existing product technology	15	5,438	276	5,438	186
Non-compete/solicitation agreements	5	93	12	93	7
Other	5-30	1,939	1,215	1,578	943

Total		$18,673	$7,151	$17,777	$6,608

     Amortization expense associated with these intangible assets was $237 and $144, respectively, for the three months ended September 30, 2007 and 2006.
Note 8 – Pension and other post-retirement benefits:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three months ended September 30, 2007 and 2006:

	(in thousands)
	Pension Benefits
	For the three months
	Ended September 30,
	2007	2006
Service cost	$65	$71
Interest cost	13	12
Expected return on plan assets	(5)	(4)
Amortization of transition obligation	—	(1)
Amortization of net actuarial gain	(2)	(1)

Net periodic benefit cost	$71	$77

     During the three months ended September 30, 2007 and 2006 the Company made no contributions to the plans.
Note 9 – Customers:
     During the three months ended September 30, 2007 and 2006, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 17% and 21% of the Company’s net sales for the three months ended September 30, 2007 and 2006, respectively.
Note 10 – Warranty Costs:
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

	(in thousands)
	Warranty Amount
	2007	2006
Warranty reserve at June 30	$4,820	$3,049
Additional warranty expense accruals	987	629
Payments against reserve	(966)	(731)
Effects of currency rate fluctuations	314	(44)

Warranty reserve at September 30	$5,155	$2,903

Note 11 – Acquisition:
     On November 21, 2006, the Company completed the acquisition of Oxy-Dry Corporation, a producer of press automation equipment for the printing industry.
     The table below represents the preliminary allocation of the total consideration to the Oxy-Dry tangible and identifiable intangible assets and liabilities based on the Company’s assessment of their respective fair values as of the date of acquisition. The preliminary purchase price allocation, presented below, is subject to change based upon finalization of the post closing adjustments.

(in thousands)

Cash	$2,287
Accounts receivable	7,136
Inventory	5,960
Other assets	914
Property, plant and equipment	2,149
Identifiable intangible assets	6,745
Accounts payable	(1,723)
Deposits	(2,156)
Accrued expenses	(8,467)
Liabilities assumed	(3,000)
Deferred taxes	(486)
Other liabilities	(1,151)

Total fair value of net assets acquired	8,208

Goodwill	$12,510
     Identifiable intangibles include product technology, $4,499 (15 year life), trade name $1,645 (30 year life), customer relationships $528 (13 year life), and non-compete agreements $73 (5 year life). Additionally, there is no amount of tax deductible goodwill.
Note 12 – Stock Based Compensation:
     Pursuant to SFAS123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.

     Total share-based compensation for the three months ended September 30, 2007 and 2006 are summarized in the following table:

	(in thousands)
	For the three months
	ended September 30,
	2007	2006
Share based compensation
Stock options	$106	$91
Restricted stock	126	59

Total share-based compensation	$232	$150

     In addition, the Company issued an aggregate of 146,000 options on its class A shares under the 2005 Equity Compensation Plan during the quarter ended September 30, 2007.
Note 13 – Restructuring:
     Activity related to the December 20, 2006 restructuring plan designed to achieve operational efficiencies and eliminate redundant costs and achieve greater efficiency in sales, marketing and operational activities during the three months ended September 30, 2007 included in other accounts payable and accrued liabilities is as follows:

				Payments
		Payments		against Reserve
		against		for the three
		Reserve for the	Balance at	months ended	Balance at
	Initial	period ended	June 30,	September 30,	September
(in thousands)	Reserve	June 30, 2007	2007	2007	30, 2007

Restructuring costs:
Employee termination costs	$810	$(504)	$306	$(120)	$186
Contract termination costs	72	—	72	—	72
Other associated costs	112	(29)	83	—	83

Total restructuring costs	$994	$(533)	$461	$(120)	$341

     Actions under the plan were substantially completed at June 30, 2007 with payments expected to continue through June 30, 2008.
Note 14 – Legal Proceedings:
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
Note 15 – Income Taxes:
     The Company’s effective tax rate is impacted by having significant operations outside the United States, which are taxed at rates different than the U.S. statutory rate of 35 percent and no tax benefit recognized for losses incurred in certain countries as realization of such benefits was not more likely than not. In addition, during the quarter ended September 30, 2007, the tax provision was negatively impacted $380,000, as a result of a change in tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company’s cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, (vii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Other than the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” on July 1, 2007 (see Note 2 to the Consolidated Financial Statements) there have been no material changes during the three months ended September 30, 2007.

Overview
     Baldwin Technology Company, Inc. is a leading global supplier of press automation equipment for the printing and publishing industries. Baldwin offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, CT, the Company has sales and service centers and product development and production facilities in the Americas, Asia and Europe. Baldwin’s technology and products include cleaning systems, fluid management and ink control systems, web press protection systems and drying systems.
     The Company manages its business as one reportable business segment built around its core competency in accessories and controls.
     Net sales as reported for the three months ended September 30, 2007 increased by $10,722,000, or 25%, to $53,929,000 from $43,207,000 for the three months ended September 30, 2006. Revenue as discussed more fully below has been favorably impacted by the acquisitions of Oxy-Dry in November 2006 and Hildebrand in April 2007 as well as currency rate fluctuations.
     Gross profit for the three months ended September 30, 2007 was $17,246,000 (32% of net sales) as compared to $14,262,000 (33.0% of net sales) for the three months ended September 30, 2006, an increase of $2,984,000 or 21%. The increase, as described in the discussion below, relates to the acquired businesses, currency rates changes and lower material costs.
     Operating income increased to 6% of sales for the period ended September 30, 2007 from 5% of sales for the three months ended September 30 2006, primarily as a result of the additional revenue, stable gross margins and controlled operating expenses.
     Interest expense increased for the three months ended September 30, 2007 versus the previous year’s corresponding periods as a result of higher average debt levels associated with the fiscal year 2007 acquisitions of Oxy-Dry and Hildebrand. In addition, a change in the German tax rates negatively impacted tax expense for the quarter ended September 30, 2007.
Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006
Consolidated Results
Net Sales
     Net sales for the three months ended September 30, 2007 increased by $10,722,000, or 25%, to $53,929,000 from $43,207,000 for the three months ended September 30, 2006. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $1,715,000 in the current period. In addition, sales attributable to acquisitions (Oxy-Dry in November 2006 and Hildebrand in April 2007) favorably impacted sales by $11,275,000. Excluding the effects of currency translations and the acquisitions net sales declined $2,268,000 or 5%.
     The net sales decrease (excluding the effects of acquired businesses and rates of exchange) reflects decreased sales in Europe of $2,385,000. The decrease is primarily attributable to lower demand for the Company’s commercial cleaning systems reflecting reduced order and sales activity by OEM press manufacturers in Germany, coupled with lower shipments to the newspaper market serviced by the Company’s subsidiary in Sweden. Net

Sales in the Americas decreased $353,000 due to lower shipments in the US commercial markets. In Asia net sales increased $470,000 as the result of increased sales in the newspaper market, primarily of spray dampening systems, partially offset by reduced OEM activity in the commercial market.

Gross Profit
     Gross profit for the three months ended September 30, 2007 was $17,246,000 (32.0% of net sales) as compared to $14,262,000 (33.0% of net sales) for the three months ended September 30, 2006, an increase of $2,984,000 or 21%. Currency rate fluctuations increased gross profit by $637,000 and the acquired businesses favorably impacted gross margin approximately $2,833,000 in the current period. Excluding the effects of currency rate fluctuations and the acquired businesses, gross profit remained relatively flat while margins improved to 34%. Gross margin was favorably impacted by lower material costs resulting from purchasing efficiencies primarily in Japan.
Selling, General, and Administrative Expenses
     Selling, general and administrative expenses amounted to $9,678,000 for the three months ended September 30, 2007 as compared to $8,170,000 for the same period in the prior fiscal year, (amounts representing 17.9% and 18.9% of respective period sales) an increase of $1,508,000. Currency rate fluctuations increased these expenses by $269,000 in the current period while the acquired businesses added approximately $1,094,000. Otherwise, selling, general and administrative expenses would have increased by $145,000. Selling expenses increased by $205,000, which is primarily the result of higher trade show expenses and commission costs. General and administrative expenses decreased by $60,000 primarily due to lower accruals for incentive compensation costs offset in part by higher outside professional service costs.
Engineering and Development Expenses
     Engineering and development expenses increased by $439,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $184,000 and the acquired businesses added $287,000 in the current period. Excluding the effects of currency rate fluctuations and the acquired businesses, engineering and development expenses would have remained flat in the current period. As a percentage of net sales, engineering and development expenses decreased to 8.1% for the three months ended September 30, 2007 compared to 9.2% for the same period in the prior fiscal year.
Interest and Other
     Interest expense for the three months ended September 30, 2007 was $770,000 as compared to $224,000 for the three months ended September 30, 2006. Currency rate fluctuations had a negligible effect in the current period. This increase reflects the higher average debt level in the current period of approximately $19.0 million versus the period ended September 30, 2006.
     Interest income amounted to $68,000 and $31,000 for the three months ended September 30, 2007 and 2006, respectively.
     Other income (expense), net amounted to expense of $72,000 for the three months ended September 30, 2007 compared to income of $226,000 for the three months ended September 30, 2006. Other income for the quarter ended September 30, 2006 includes $147,000 of income related to the cancellation of an insurance contract in Japan.
Income Taxes
     The Company recorded an income tax provision of $1,339,000 for the three months ended September 30, 2007 as compared to $822,000 for the three months ended September 30, 2006. The tax provision has been negatively impacted in the quarter ended September 30, 2007 by approximately $380,000, primarily is a result of a change in the tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country. Excluding this adjustment the effective tax rate was 40.3% (38.3% for the quarter ended September 30, 2006) for the three months ended September 30, 2006. The effective tax rates for the three months ended September 30, 2007 and 2006 differ from the statutory rates as no benefits are recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not. The Company continues to assess the need for its deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustments were determined to be required. In particular, the Company is monitoring positive earnings trends and other positive evidence in the U.S. to determine if such trends could possibly require a reversal of valuation allowances.
Net Income
     The Company’s net income amounted to $1,039,000 for the three months ended September 30, 2007, compared to net income of $1,326,000 for the three months ended September 30, 2006. Net income per share amounted to $0.07 basic and diluted for the three months ended September 30, 2007 and $.09 basic and $0.08 diluted for the three months ended September 30, 2006.
Liquidity and Capital Resources at September 30, 2007
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	2007	2006
Cash provided by (used for):
Operating activities	$(1,059,000)	$(674,000)
Investing activities	(1,018,000)	(304,000)
Financing activities	(3,975,000)	908,000
Effect of exchange rate changes on cash	397,000	(220,000)

Net (decrease) in cash and cash equivalents	$(5,655,000)	$(290,000)

     Cash used for operating activities increased $385,000 during the quarter ended September 30, 2007 versus the prior year period. The increase is primarily related to a higher level of inventory in anticipation of shipments and a reduction in inventory turns from 5 times to 4 times coupled with lower customer deposits. Partially offsetting these declines was an improvement in accounts receivable management as days sales outstanding decreased to 68 days at September 30, 2007, compared to 72 days in the prior year period.
     The Company utilized an additional $714,000 of cash for investing activities for the three months ended September 30, 2007 versus the prior year period, for additional acquisition related payments $382,000, and net additions of $332,000 to property, plant and equipment and patents and trademarks.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $61,640,000. As of September 30, 2007, the Company had $33,288,000 outstanding under these credit facilities. During the quarter ended September 30, 2007, the Company made long and short term debt payments totaling $3,852 which is reflected in financing activities above.
     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary are sufficient to finance its working capital and other capital requirements through the term of the credit agreement with LaSalle Bank National Association.
     At September 30, 2007 and June 30, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at September 30, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	September						2013 and
	30, 2007	2008 *	2009	2010	2011	2012	thereafter
Contractual obligations:
Loans payable	$2,611	$2,611	$—	$—	$—	$—	$—
Capital lease obligations	435	105	133	118	76	3	—
Long-term debt	27,305	2,120	3,147	3,592	4,421	14,025	—
Non-cancelable operating lease Obligations	25,431	4,240	4,763	3,327	2,503	1,952	8,646
Purchase commitments (materials)	11,747	11,528	219	—	—	—	—
Pension funding	400	400	—	—	—	—	—
Restructuring and integration payments	1,712	1,591	121	—	—	—	—
Interest expense (1)	6,545	1,468	1,721	1,517	1,275	564	—

Total contractual cash obligations	$76,186	$24,063	$10,104	$8,554	$8,275	$16,544	$8,646

*	Includes only the remaining nine months of the fiscal year ending June 30, 2008.

(1)	the anticipated future interest payments are based on the Company’s current indebtedness and interest rates at September 30, 2007, with consideration given to debt reduction as the result of expected payments.
Impact of Inflation
     The Company’s results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes during the three months ended September 30, 2007.
ITEM 4: Controls and Procedures:
     The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter September 30, 2007, the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company’s disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.
Part II: Other Information
ITEM 1A. Risk Factors
     Information regarding risk factors is contained in Item 1A “Risk Factors” filed with the Company’s Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the quarter ended September 30, 2007.
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

Dated: November 14, 2007