Form 10-Q
period 2007-12-31
BALDWIN TECHNOLOGY CO INC
filed 2008-02-14
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q
[Mark one]

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarter ended December 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐     NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008

Class A Common Stock $0.01 par value	14,402,162
Class B Common Stock $0.01 par value	1,142,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,	June 30,
	2007	2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,019	$17,375
Accounts receivable trade, net of allowance for doubtful accounts of $1,990 ($1,876 at June 30, 2007)	41,688	40,713
Notes receivable, trade	8,583	7,150
Inventories	34,322	30,384
Deferred taxes, net	1,909	1,780
Prepaid expenses and other	7,171	5,584

Total current assets	103,692	102,986

MARKETABLE SECURITIES:
(Cost $645 at December 31, 2007 and $564 at June 30, 2007)	739	781

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,150	1,116
Machinery and equipment	6,174	6,152
Furniture and fixtures	5,079	5,347
Capital leases	247	278

	12,650	12,893
Less: Accumulated depreciation	(7,243)	(7,518)

Net property, plant and equipment	5,407	5,375

INTANGIBLES, less accumulated amortization of $7,506 ($6,608 at June 30, 2007)	11,402	11,169
GOODWILL, less accumulated amortization of $3,583 ($3,293 at June 30, 2007)	27,456	24,741
DEFERRED TAXES, NET	4,339	6,793
OTHER ASSETS	5,211	5,335

TOTAL ASSETS	$158,246	$157,180

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
	2007	2007
	(unaudited)

CURRENT LIABILITIES:
Loans payable	$3,589	$3,249
Current portion of long-term debt	3,158	2,501
Accounts payable, trade	17,651	19,976
Notes payable, trade	8,337	7,009
Accrued salaries, commissions, bonus and profit-sharing	6,947	7,942
Customer deposits	3,390	5,876
Accrued and withheld taxes	1,776	1,793
Income taxes payable	2,859	1,518
Other accounts payable and accrued liabilities	17,526	17,559

Total current liabilities	65,233	67,423

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	28,716	26,929
Other long-term liabilities	8,514	8,288

Total long-term liabilities	37,230	35,217

Total liabilities	102,463	102,640

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 18,039,467 shares issued at December 31, 2007 and 17,875,522 shares issued at June 30, 2007	181	179
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,436,825 shares issued at December 31, 2007 and 1,486,825 shares issued at June 30, 2007	14	15
Capital contributed in excess of par value	59,996	59,499
Accumulated earnings	4,151	5,266
Accumulated other comprehensive income	4,956	3,051
Less: Treasury stock, at cost:
Class A — 3,634,070 shares at June 30, 2007
Class B — 294,270 shares at December 31, 2007 and June 30, 2007	(13,515)	(13,470)

Total shareholders’ equity	55,783	54,540

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,246	$157,180

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	December 31		December 31,
	2007	2006	2007	2006

Net Sales	$57,931	$48,168	$111,860	$91,375
Cost of goods sold	39,963	32,550	76,646	61,495

Gross Profit	17,968	15,618	35,214	29,880

Operating Expenses:
General and administrative	6,070	5,015	11,655	9,894
Selling	4,553	3,949	8,646	7,240
Engineering and development	4,913	3,949	9,329	7,926
Restructuring	960	994	960	994

	16,496	13,907	30,590	26,054

Operating income	1,472	1,711	4,624	3,826

Other (income) expense:
Interest expense	794	559	1,564	783
Interest income	(69)	(57)	(137)	(88)
Other (income) expense, net	(27)	175	45	(51)

	698	677	1,472	644

Income before income taxes	774	1,034	3,152	3,182

Provision for income taxes	510	632	1,849	1,454

Net income	$264	$402	$1,303	$1,728

Net income per share — basic and diluted
Income per share — basic	$0.02	$0.03	$0.08	$0.11
Income per share — diluted	$0.02	$0.03	$0.08	$0.11

Weighted average shares outstanding:
Basic	15,486	15,097	15,461	15,050

Diluted	15,866	15,695	15,869	15,710

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital		Accumulated
	Class A		Class B		Contributed		Other
	Common Stock		Common Stock		In Excess	Accumulated	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	of Par	Earnings	Income	Shares	Amount	Income
Balance at June 30, 2007	17,875,622	$179	1,486,825	$15	$59,499	$5,266	$3,051	(3,928,340)	$(13,470)

Adoption of FIN 48 - uncertain tax positions						(2,418)

Net income for the six months ended December 30, 2007						1,303				$1,303

Translation adjustment							1,976			1,976

Unrealized gain on available-for-sale securities, net of tax							(71)			(71)

Amortization stock based compensation					405

Comprehensive income										$3,208

Shares converted Class B to Class A	50,000	1	(50,000)	(1)

Shares issued under stock option plan	113,845	1			92			(8,235)	(45)

Balance at December 31, 2007	18,039,467	$181	1,436,825	$14	$59,996	$4,151	$4,956	(3,936,575)	$(13,515)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,303	$1,728
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation and amortization	1,269	860
Accrued retirement pay	1	123
Provision for losses on accounts receivable	102	130
Restructuring charge	960	994
Stock based compensation	405	352
Deferred income taxes	193	432
Changes in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	518	157
Inventories	(2,147)	(697)
Prepaid expenses and other	(1,300)	515
Other assets	447	(38)
Customer deposits	(2,706)	(334)
Accrued compensation	(1,598)	(2,263)
Payment of restructuring charges	(133)	(89)
Payment of liabilities assumed	(656)	—
Accounts and notes payable, trade	(2,686)	(1,411)
Income taxes payable	1,100	1,060
Accrued and withheld taxes	(17)	(381)
Other accounts payable and accrued liabilities	(2,209)	(742)
Interest payable	7	(12)

Net cash (used) provided by operating activities	(7,147)	384

Cash flows from investing activities:

Acquisition related payments	(446)	(17,675)
Additions of property, plant and equipment	(745)	(453)
Additions to patents and trademarks	(639)	(329)

Net cash (used for) investing activities	(1,830)	(18,457)

Cash flows from financing activities:
Long-term and short-term debt borrowings	5,566	35,847
Long-term and short-term debt repayments	(4,378)	(11,205)
Capitalized finance costs	—	(1,369)

Principal payments under capital lease obligations	(79)	(72)
Proceeds of stock option exercises	92	342
Other long-term liabilities	(44)	(34)

Net cash provided by financing activities	1,157	23,509

Effects of exchange rate changes	464	101

Net increase (decrease) in cash and cash equivalents	(7,356)	5,537
Cash and cash equivalents at beginning of period	17,375	14,986

Cash and cash equivalents at end of period	$10,019	$20,523

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the six months
	ended December 31,
	2007	2006
Cash paid during the period for:
Interest	$1,571	$795
Income taxes	$1,059	$272
The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)
Note 1 — Organization and Basis of Presentation:
     Baldwin Technology Company, Inc. and its subsidiaries (“Baldwin” or the “Company”) are engaged primarily in the development, manufacture and sale of press automation equipment and related consumables for the printing and publishing industry.
     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Note 2 — Recently Issued Accounting Standards:
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on July 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
     The cumulative effect of adopting FIN 48 was a decrease of $2,418 in the July 1, 2007 accumulated earnings balance with a corresponding charge in balance sheet tax accounts. As of the adoption date, the Company has gross unrecognized tax benefits of $4,617. The balance of accrued interest (net of tax benefits) was $59, and penalties of $135 were reflected at July 1, 2007 in the Statement of Financial Position. Interest and penalties related to the income tax liabilities are included in income tax expense.
     If the unrecognized tax benefits had been recognized, the favorable impact on the effective tax rate would have been $2,418.
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
     For the three and six months ended December 31, 2007, there were no material changes related to tax reserves that impacted the Company’s effective tax rate.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations, SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its results of operations and financial position.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require (a) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statement of Earnings and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its results of operations and financial position.
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

Note 3 — Long Term Debt:

	(in thousands)
	December 31, 2007		June 30, 2007
	Current	Long-Term	Current	Long-Term
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 5.045% plus 2.25%	$—	$15,000	$—	$12,800
Revolving Credit Facility due November 21, 2011, interest rate one-month EURIBOR rate 4.1575% plus 2.25%	—	1,267	—	1,175
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments interest rate one-month EURIBOR rate 4.1575% plus 2.25%	2,830	12,449	2,099	12,853
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81%	224	—	271	68
Note payable by foreign subsidiary through 2008, interest rate 5.95%	104	—	131	33

	$3,158	$28,716	$2,501	$26,929

     The Company maintains relationships with both foreign and domestic banks, which combined, have extended short and long term credit facilities to the Company totaling $62,848. As of December 31, 2007, the Company had $39,005 outstanding (including letters of credit). The amount available under these credit facilities at December 31, 2007 was $23,843.
Note 4 — Net income per share:
     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution by securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share include 380,000 and 408,000 of potentially dilutive shares, respectively for the three and six months ended December 31, 2007 and 598,000 and 660,000 of potentially dilutive shares, respectively, for the three and six months ended December 31, 2006. Outstanding options to purchase 226,000 and 69,000 shares, of the Company’s common stock for the three months ended December 31, 2007 and 2006, respectively, are not included in the above calculation to compute diluted net income per share, as their exercise prices exceeded the current market value of these shares.
Note 5 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items that affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	(in thousands)
	December 31, 2007	June 30, 2007

Cumulative translation adjustments	$4,977	$3,001
Unrealized gain on investments, net of tax	55	126
Pension funded status, net of tax	(76)	(76)

	$4,956	$3,051

Note 6 — Inventories:
     Inventories, net of reserve, consist of the following:

	(in thousands)
	December 31, 2007	June 30, 2007

Raw materials	$16,554	$14,176
In process	6,374	5,227
Finished goods	11,394	10,981

	$34,322	$30,384

     Foreign currency translation effects increased inventories by $1,846 from June 30, 2007 to December 31, 2007.
Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the six months ended December 31, 2007 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of July 1, 2007	$28,034	$3,293	$24,741
Additions	1,821	—	1,821
Effects of currency translation	1,184	290	894

Balance as of December 31, 2007	$31,039	$3,583	$27,456

     Intangible assets subject to amortization were comprised of the following:

		As of December 31, 2007		As of June 30, 2007
		Gross		Gross
	Amortization Period	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and Trademarks	15-20	$9,094	$5,701	$8,390	$5,412
Customer relationships	2-13	633	57	633	25
Tradename	30	1,645	63	1,645	35
Existing product technology	15	5,438	367	5,438	186
Non-compete/solicitation agreements	5	93	17	93	7
Other	5-30	2,005	1,301	1,578	943

Total		$18,908	$7,506	$17,777	$6,608

     Amortization expense associated with these intangible assets was $244 and $481, respectively, for the three and six months ended December 31, 2007 and $182 and $326, respectively, for the three and six months ended December 31, 2006.

Note 8 — Pension and other post-retirement benefits:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three and six months ended December 31, 2007 and 2006:

	(in thousands)
	Pension Benefits		Pension Benefits
	For the three months		For the six months
	ended December 31,		ended December 31,
	2007	2006	2007	2006
Service cost	$65	$71	$130	$142
Interest cost	13	12	26	24
Expected return on plan assets	(5)	(4)	(10)	(8)
Amortization of transition obligation	—	(1)	—	(2)
Amortization of net actuarial gain	(2)	(1)	(4)	(2)

Net periodic benefit cost	$71	$77	$142	$154

     During the six months ended December 31, 2007 and 2006, the Company made contributions to the plans of $223 and $53, respectively.
Note 9 — Customers:
     During the three and six months ended December 31, 2007, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 15% and 16% of the Company’s net sales for the three and six months ended December 31, 2007, respectively, and 17% and 19% of the Company’s net sales for the three and six months ended December 31, 2006, respectively.
Note 10 — Warranty Costs:
     The Company’s standard contractual warranty provisions are to repair or replace product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience and accrues estimated warranty costs at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separate from the percent of revenue discussed above.

	(in thousands)
	Warranty Amount
	2007	2006
Warranty reserve at June 30	$4,820	$3,049
Additional warranty expense accruals	1,862	629
Payments against reserve	(2,847)	(731)
Acquired Oxy-Dry Accrual	1,689	—
Effects of currency rate fluctuations	338	(44)

Warranty reserve at December 31	$5,862	$2,903

Note 11 — Acquisition:
     On November 21, 2006, the Company completed the acquisition of Oxy-Dry Corporation, a producer of press automation equipment for the printing industry.
     The table below represents the allocation of the unadjusted total consideration to the Oxy-Dry tangible and identifiable intangible assets and liabilities based on the Company’s assessment of their respective fair values as of the date of acquisition. The Company and the sellers, in accordance with the stock purchase agreement, remain in discussion regarding the finalization of the purchase price. The resolution of the discussions could ultimately increase or decrease the cash paid by the Company to the shareholders of MTC Trading Company, the owner of all of the capital stock of Oxy-Dry and the Oxy-Dry goodwill recorded on the books of the Company as a result of the acquisition.

(in thousands)
Cash	$2,287
Accounts receivable	7,136
Inventory	5,905
Other assets	914
Property, plant and equipment	2,149
Identifiable intangible assets	6,745
Accounts payable	(1,723)
Deposits	(2,156)
Accrued expenses	(9,796)
Liabilities assumed	(3,000)
Deferred taxes	(486)
Other liabilities	(1,151)

Total fair value of net assets acquired	6,824

Goodwill	$13,944

     Identifiable intangibles include product technology, $4,499 (15 year life), trade name $1,645 (30 year life), customer relationships $528 (13 year life), and non-compete agreements $73 (5 year life). Additionally, there is no amount of tax deductible goodwill.
Note 12 — Share-Based Compensation:
     Pursuant to SFAS123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.
     Total share-based compensation for the three and six months ended December 31, 2007 and 2006 are summarized in the following table:

	(in thousands)
	For the three months		For the six months
	ended December 31,		ended December 31,
	2007	2006	2007	2006
Share-based compensation
Stock options	$(18)	$100	$88	$191
Restricted stock	191	102	317	161

Total share-based compensation	$173	$202	$405	$352

Note 13 — Restructuring:
     2007 Plan
     On December 21, 2007, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in Germany. Actions under the plan commenced in December 2007; and the Company currently expects to substantially complete the plan by the end of the current fiscal year.

	Initial	Payment against	Balance at December 31,
	Reserve	Reserve	2007
	(in thousands)
Restructuring costs:
Employee termination costs	$960	$—	$960

Total restructuring costs	$960	$—	$960

     2006 Plan
     Activity below is related to the December 20, 2006 restructuring plan designed to achieve operational efficiencies and eliminate redundant costs and achieve greater efficiency in sales, marketing and operational activities during the six months ended December 31, 2007 included in other accounts payable and accrued liabilities is as follows:

				Payments against
		Payments against		Reserve for the six
		Reserve for the	Balance at	months ended	Balance at
	Initial	period ended	June 30,	December 31,	December 31,
(in thousands)	Reserve	June 30, 2007	2007	2007	2007
Restructuring costs:
Employee termination costs	$810	$(504)	$306	$(133)	$173
Contract termination costs	72	—	72	—	72
Other associated costs	112	(29)	83	—	83

Total restructuring costs	$994	$(533)	$461	$(133)	$328

     Actions under the plan were substantially completed at June 30, 2007 with payments expected to continue through June 30, 2008.
Note 14 — Legal Proceedings:
     On January 15, 2008, the United States Court of Appeals for the Federal Circuit rendered its decision in the matter of Baldwin Graphic Systems, Inc. v. Siebert, Inc. Baldwin brought a patent infringement case against Siebert in 2002 before the U.S. District Court for the Northern District of Illinois, alleging infringement of several of Baldwin’s U.S. Patents. During 2006, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s RE35,976 Patent. During 2007, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s U.S. Patent 5,974,976. Baldwin appealed both rulings to the Federal Circuit. The Federal Circuit affirmed the lower court’s decision of summary judgment on the RE35,976 Patent and reversed the summary judgment decision on Patent 5,974,976. Baldwin’s 5,974,976 patent was remanded back to the lower court for trial.
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
Note 15 — Income Taxes:
     The Company’s effective tax rate is impacted by having significant operations outside the United States, which are taxed at rates different than the U.S. statutory rate of 35 percent. In addition, no tax benefit is recognized for losses incurred in certain countries as realization of such benefits was not more likely than not. During the six months ended December 31, 2007, the tax provision was negatively impacted $380,000, as a result of a change in tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country.
Note 16 — Subsequent Event:
     On January 21, 2008, Quebecor World (Quebecor), a customer of the Company, filed for protection under the bankruptcy laws of Canada and the U.S. The Company has accounts receivable from Quebecor of approximately $500,000. At this time, the Company cannot estimate whether there will be any loss on its receivables from Quebecor as it is early in the bankruptcy process and there is little information available regarding the ultimate disposition of Quebecor’s obligations. As a result, no provision for loss on the receivables has been recorded at December 31, 2007. The Company will continue to monitor and assess the need for a loss provision.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company’s cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (vii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Other than the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, on July 1, 2007, there have been no material changes during the six months ended December 31, 2007.
Overview
     Baldwin Technology Company, Inc. is a leading global supplier of press automation equipment and related consumables for the printing and publishing industries. Baldwin offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, CT, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia and Europe. Baldwin’s technology and products include cleaning systems, fluid management and ink control systems, web press protection systems and drying systems.
     The Company manages its business as one reportable business segment built around its core competency in press automation equipment.
     For the three and six months ended December 31, 2007, net sales as reported were $57,931,000 and $111,860,000, respectively, representing approximately a 20% and 22% improvement respectively, over the previous year’s corresponding period. Revenue, as discussed more fully below, was favorably impacted by currency rate fluctuations as well as the acquisitions of Oxy-Dry in November 2006 and Hildebrand in April 2007. These items are the main reason for the increase in reported sales.
     For the three and six months ended December 31, 2007, gross margins as reported decreased approximately 1% versus the prior year’s corresponding periods. Gross profit as a percentage of net sales decreased as a result of the lower margins on acquired businesses product sales, pricing pressures and unfavorable overhead absorption related to reduced volumes in Europe.
     During the three and six months ended December 31, 2007, the Company recorded a restructuring charge of $960,000 related to its operation in Germany. In addition, the interest expense increased in both the three and six months ended December 31, 2007 versus the previous year’s corresponding periods as a result of higher debt levels associated with the acquisition of Oxy-Dry.
     The effective tax rates for the three and six months ended December 31, 2007 differ from the statutory rate, reflecting the effect of the following factors:
•	foreign income taxed at rates higher than the U.S. statutory rate

•	no benefit recognized for losses incurred in certain jurisdictions as the realization of such benefits was not more likely than not the effect of certain foreign income items on U.S. taxable income

•	a change in tax rates in Germany.
Six Months Ended December 31, 2007 vs. Six Months Ended December 31, 2006
Consolidated Results
Net Sales
     Net sales for the six months ended December 31, 2007 increased by $20,485,000, or 22%, to $111,860,000 from $91,375,000 for the six months ended December 31, 2006. Revenue from acquired companies (Oxy-Dry in November 2006 and Hildebrand in April 2007) favorably impacted sales by $16,115,000. In addition, currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $4,924,000 in the current period; otherwise, net sales would have remained essentially unchanged for the comparable six month period.
     Net sales, excluding the effects of exchange rates and the acquisitions, remained relatively flat, reflecting improved volumes in the U.S. for cleaning, service and parts in the newspaper market as well as in Asia, particularly Japan, where demand for the Company’s newspaper cleaning and spray dampening equipment increased. In Europe, sales declined as a result of reduced order and sales activity in the commercial markets by OEM press manufacturers in Germany and lower shipments to the newspaper market served by the Company’s subsidiary in Sweden.
Gross Profit
     Gross profit for the six months ended December 31, 2007 of $35,214,000 (31.5% of net sales) as compared to $29,880,000 (32.7% of net sales) for the six months ended December 31, 2006, an increase of $5,334,000 or 18%. Currency rate fluctuations increased gross profit by $1,743,000, and the acquired businesses contributed approximately $3,948,000 in the current period. Excluding the effects of currency rate fluctuations and the contribution of the acquired business, gross profit remained flat.
     Gross profit as a percentage of net sales decreased as a result of the lower margins in acquired businesses, pricing pressures and unfavorable overhead absorption related to the reduced volumes in Europe noted above.
Selling, General and Administrative Expenses

     Selling, general and administrative expenses (SG&A) amounted to $20,301,000 (18.1% of net sales) for the six months ended December 31, 2007 as compared to $17,134,000 (18.8% of net sales) for the same period in the prior fiscal year, an increase of $3,167,000 or 18.5%, resulting from SG&A expenses attributable to the acquired businesses of $1,939,000 and currency rate fluctuations of $833,000. Otherwise, selling, general and administrative expenses would have increased $395,000. Selling expenses increased $152,000. The increase is primarily driven by higher trade show expenses. General and administrative expenses increased approximately $243,000 and reflects higher integration, audit, and tax services partially offset by lower costs for Sarbanes-Oxley compliance and lower bank service fees.
Engineering and Development Expenses
     Engineering and development expenses amounted to $9,329,000 (8.3% of net sales) for the six months ended December 31, 2007, compared to $7,926,000 (8.7% of net sales) for the same period in the prior fiscal year, an increase of $1,403,000 or 17.7% as a result of the expenses attributable to the acquired businesses of $699,000 and currency rate fluctuations of $542,000. Otherwise, engineering and development expenses would have remained flat.
Restructuring
     The Company recorded $960,000 of restructuring costs during the three months ended December 31, 2007 versus $994,000 in the comparable prior year period. The current year restructuring plan is designed to achieve operational efficiencies in Germany and consists entirely of employee terminations. The fiscal year 2007 plan was designed to achieve efficiencies in sales, marketing, administrative and operational activities primarily in Germany, the U.S. and the U.K. and included employee termination costs of $810,000, facility relocation and lease termination costs of $72,000 and other associated cost of $112,000.
Interest and Other
     Interest expense for the six months ended December 31, 2007 was $1,564,000, compared to $783,000 for the six months ended December 31, 2006. Currency rate fluctuations increased interest expense by $84,000 in the current period. Otherwise, interest expense increased by $781,000. This increase reflects the higher average debt level versus the period ended December 31, 2006, primarily associated with the acquisition of Oxy-Dry in late November 2006. In addition, interest expense for the six months ended December 31, 2007 reflects $261,000 of amortization of deferred financing costs. Interest income amounted to $137,000 and $88,000 for the six months ended December 31, 2007 and 2006, respectively.
     Other (income) expense, net amounted to expense of $45,000 for the six months ended December 31, 2007 compared to income of $51,000 for the six months ended December 31, 2006, attributable to income related to the cancellation of an insurance contract in Japan of $147,000 recorded in the prior year quarter.
Income Taxes
     The Company recorded an income tax provision of $1,849,000 or 58.7% for the six months ended December 31, 2007, compared to $1,454,000 or 45.7% for the six months ended December 31, 2006. The effective tax rates of 58.7% and 45.7% for fiscal 2008 and 2007, respectively, differ from the statutory rate and reflect foreign income taxed at rates higher than the U.S. statutory rate, no benefit recognized for losses incurred in certain jurisdictions, as the realization of such benefits was not more likely than not and the effect of certain foreign income items on U.S. taxable income. The tax provision for the six months ended December 31, 2007 has also been negatively impacted by approximately $380,000 as a result of a reduction in tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country. The quarter ended December 31, 2006 was negatively impacted by $250,000 for charges arising from a tax return audit in Germany. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment was determined to be required.

Net Income
     The Company’s net income was $1,303,000 for the six months ended December 31, 2007, compared to net income of $1,728,000 for the six months ended December 31, 2006. Currency rate fluctuations increased net income by $123,000 in the current period. Net income per basic and diluted share was to $0.08 for the six months ended December 31, 2007, compared to net income per basic and diluted share of $0.11 for the six months ended December 31, 2006.
Three Months Ended December 31, 2007 vs. Three Months Ended December 31, 2006
Consolidated Results
Net Sales
     Net sales for the three months ended December 31, 2007 increased by $9,763,000, or 20%, to $57,931,000 from $48,168,000 for the three months ended December 31, 2006. Revenue of acquired businesses (Oxy-Dry in November 2006 and Hildebrand in April 2007) favorably impacted sales by $4,840,000. In addition, currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $3,209,000 in the current period. Excluding the impact of favorable currency and acquired businesses, net sales increased $1,714,000 or 4% versus the comparable three month period.
     The net sales increase excluding the effects of the acquisition and exchanges rates reflects improved volumes in the U.S. for cleaning, service and parts in the commercial market. In Europe, sales declined as a result of reduced order and sales activity in the commercial markets by OEM press manufacturers in Germany and lower shipments to the newspaper market served by the Company’s subsidiary in Sweden. In Asia, sales were relatively unchanged as increases particularly in Japan were offset by lower sales to markets served by the Company’s Australian subsidiary.
Gross Profit
     Gross profit for the three months ended December 31, 2007 was $17,968,000 (31.0% of net sales), compared to $15,618,000 (32.4% of net sales) for the three months ended December 31, 2006, an increase of $2,350,000 or 15%. Currency rate fluctuations increased gross profit by $1,106,000, and the acquired businesses contributed approximately $1,110,000 in the current period. Excluding the effects of currency rate fluctuations and the contribution of the acquired businesses, gross profit remained flat.
     Gross profit as a percentage of net sales decreased as a result of the lower margins in acquired businesses, pricing pressures and unfavorable overhead absorption related to the reduced volumes in Europe noted above.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) were $10,623,000 (18.3% of net sales) for the three months ended December 31, 2007, compared to $8,964,000 (18.6% of net sales) for the same period in the prior fiscal year, an increase of $1,659,000 or 18.5%, resulting from SG&A expenses attributable to the acquired businesses of $845,000 and currency rate fluctuations of $564,000. Otherwise, selling, general and administrative expenses would have remained essentially flat.
Engineering and Development Expenses
     Engineering and development expenses were $4,913,000 (8.5% of net sales) for the three months ended December 31, 2007, compared to $3,949,000 (8.2% of net sales) for the same period in the prior fiscal year, an increase of $964,000 or 19.6%, resulting from the expenses attributable to the acquired businesses of $412,000 and currency rate fluctuations of $358,000. Otherwise, engineering and development expenses would have remained flat.
Restructuring
     The Company recorded $960,000 of restructuring costs during the three months ended December 31, 2007 versus $994,000 in the comparable prior year period. The current year restructuring plan is designed to achieve operational efficiencies in Germany and consists entirely of employee terminations. The fiscal year 2007 plan was designed to achieve efficiencies in sales, marketing, administrative and operational activities primarily in Germany, the U.S and the U.K. and included employee termination costs of $810,000, facility relocation and lease termination costs of $72,000 and other associated cost of $112,000.
Interest and Other
     Interest expense for the three months ended December 31, 2007 was $794,000 as compared to $559,000 for the three months ended December 31, 2006. Currency rate fluctuations increased interest expense by $65,000 in the current period. Otherwise, interest expense increased by $170,000. This increase reflects the higher debt level versus the period ended December 31, 2006. The increase in debt is primarily associated with the acquisition of Oxy-Dry in late November 2006. In addition, interest expense for the three months ended December 31, 2007 reflects $134,000 of amortization of deferred financing costs. Interest income amounted to $69,000 and $57,000 for the three months ended December 31, 2007 and 2006, respectively.
     Other (income) expense, net amounted to income of $27,000 for the three months ended December 31, 2007 compared to expense of $175,000 for the three months ended December 31, 2006. Other income (expense), net included net foreign currency transaction losses of $143,000 for the three months ended December 31, 2006.
Income Taxes
     The Company recorded an income tax provision of $510,000 for the three months ended December 31, 2007, compared to $632,000 for the three months ended December 31, 2006. The effective tax rate of 51.8% and 61.1% for the three months ended December 31, 2007 and 2006, respectively, differs from the statutory rate, as no benefit was recognized for losses incurred in certain countries, as the realization of such benefits was not more likely than not, foreign income tax at rates higher than the U.S. statutory rate and the effect of certain foreign income on U.S. taxable income. The tax rate at December 31, 2006 was unfavorably impacted by $250,000 for charges arising from a tax return audit in Germany.
Net Income
     The Company’s net income was $264,000 for the three months ended December 31, 2007, compared to $402,000 for the three months ended December 31, 2006. Currency rate fluctuations had a nominal effect on net income in the current period. Net income per basic and diluted share amounted to $0.02 for the three months ended December 31, 2007, compared to $0.03 per basic and diluted share for the three months ended December 31, 2006.

Liquidity and Capital Resources at December 31, 2007
     The following table summarizes cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended December 31, 2007 and 2006:

	2007	2006
Cash provided by (used for):
Operating activities	$(7,147,000)	$384,000
Investing activities	(1,830,000)	(18,457,000)
Financing activities	1,157,000	23,509,000
Effect of exchange rate changes on cash	464,000	101,000

Net increase in cash and cash equivalents	$(7,356,000)	$5,537,000

     Cash provided by operating activities decreased $7,531,000 during the six months ended December 31, 2007 versus the prior year period. This decrease reflects lower customer deposits, increased inventory, the timing of payments for trade and other accounts payable and accrued liabilities, and an upfront payment for a new leased facility in Japan.
     The Company utilized $1,830,000 for investing activities for the six months ended December 31, 2007. Cash utilized for investing during the six months ending December 31, 2007 includes additions to property, plant and equipment and patents and trademarks of $1,384,000. The amount utilized during the six months ended December 31, 2006 primarily reflects the acquisition of Oxy-Dry, (net of acquired cash) $17,675,000. In addition cash utilized for investing during the six months ending December 31, 2006 includes additions to property, plant and equipment and patents and trademarks of $782,000.
     Cash provided by financing activities of $1,157,000 for the period ended December 31, 2007 primarily reflects net borrowings in excess of debt repayments, while the cash provided during the period ended December 31, 2006 of $23,509,000 reflects execution of the credit agreement with LaSalle Bank National Association under which the Company received a $35 million bridge loan, the proceeds of which were used to refinance the Company’s previously existing obligations with Maple Bank GmbH and fund the acquisition of Oxy-Dry and associated closing costs.
     During the quarter ended December 31, 2007, the Company announced a restructuring plan in an effort to achieve operational efficiencies in Germany. The Company expects to incur aggregate cash expenditures of approximately $960,000, primarily during fiscal year 2008 in relationship to this action. Annual estimated savings from these actions is approximately $1.2 million.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company equivalent to $62,848,000. As of December 31, 2007, the Company had $39,005,000 (including letters of credit) outstanding under these credit facilities.
     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the LaSalle Agreement.
     At December 31, 2007 and June 30, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at December 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	December						2013 and
	31, 2007	2008 *	2009	2010	2011	2012	thereafter
Loans payable	$3,589	$3,589	$—	$—	$—	$—	$—
Capital lease obligations	400	69	134	118	76	3	—
Long-term debt	31,874	1,634	3,222	3,678	4,527	18,813	—
Non-cancelable operating lease obligations	25,880	2,944	4,937	3,714	2,920	2,360	9,005
Purchase commitments (materials)	11,311	10,608	703	—	—	—	—
Pension funding	177	177	—	—	—	—	—
Restructuring and integration payments	2,487	2,314	173	—	—	—	—
Interest expense	7,432	1,211	2,078	1,857	1,594	692	—

Total contractual cash obligations	$83,150	$22,546	$11,247	$9,367	$9,117	$21,868	$9,005

*	Represents obligations of the remaining six months of the fiscal year ending June 30, 2008.
Impact of Inflation
     The Company’s results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes during the three and six months ended December 31, 2007.
ITEM 4: Controls and Procedures:
     The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter December 31, 2007, the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company’s disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company’s internal control over financial reporting during the fiscal quarter ended

December 31, 2007, that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II: Other Information
ITEM 1. Legal Proceedings
     Information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Notes 14 and 16).
ITEM 1A. Risk Factors
     Information regarding risk factors is contained in Item 1A “Risk Factors” filed with the Company’s Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the three and six months ended December 31, 2007.
ITEM 4. Submission of Matters to a Vote of Security Holders
     (a) The Rescheduled Annual Meeting of Stockholders was held on January 24, 2008.
     (b) A brief description of matters voted upon and the results of the voting follows:
Proposal 1 — To elect two Class II Directors to serve for three-year terms or until their respective successors are elected and qualified.
     SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

	Total Vote for	Total Vote Withheld
Class A	Each Director	from Each Director
Mark T. Becker	13,423,350	199,402
Ronald B. Salvagio	13,357,556	265,196
To elect one Class II Director to serve for a three year term or until his successor is elected and qualified.
     SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

	Total Vote for	Total Vote Withheld
Class A and B	Each Director	from Each Director
Gerald A. Nathe	21,278,518	2,624,674
ITEM 6. Exhibits
10.24	Waiver, Consent and Amendment No. 3 to Credit Agreement by and among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH as Borrowers, various lenders party thereto as Lenders, and LaSalle Bank National Association as Administrative Agent and Lender, dated and effective as of January 3, 2008 (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
BY	/s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer

Dated: February 14, 2008