Form 10-Q
period 2008-03-31
BALDWIN TECHNOLOGY CO INC
filed 2008-05-15
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarter ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Class A Common Stock $0.01 par value	14,253,837
Class B Common Stock $0.01 par value	1,142,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	March 31,	June 30,
	2008	2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,691	$17,375
Accounts receivable trade, net of allowance for doubtful accounts of $2,019 ($1,876 at June 30, 2007)	43,749	40,713
Notes receivable, trade	9,182	7,150
Inventories	35,427	30,384
Deferred taxes, net	2,060	1,780
Prepaid expenses and other	7,323	5,584

Total current assets	106,432	102,986

MARKETABLE SECURITIES:
(Cost $730 at March 31, 2008 and $564 at June 30, 2007)	745	781

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,270	1,116
Machinery and equipment	7,432	6,152
Furniture and fixtures	5,725	5,347
Capital leases	270	278

	14,697	12,893
Less: Accumulated depreciation	(8,413)	(7,518)

Net property, plant and equipment	6,284	5,375

INTANGIBLES, less accumulated amortization of $7,725 ($6,608 at June 30, 2007)	11,706	11,169
GOODWILL, less accumulated amortization of $3,944 ($3,293 at June 30, 2007)	28,588	24,741
DEFERRED TAXES, NET	5,606	6,793
OTHER ASSETS	6,025	5,335

TOTAL ASSETS	$165,386	$157,180

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	June 30,
	2008	2007
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$4,012	$3,249
Current portion of long-term debt	3,303	2,501
Accounts payable, trade	17,901	19,976
Notes payable, trade	9,273	7,009
Accrued salaries, commissions, bonus and profit-sharing	8,846	7,942
Customer deposits	4,612	5,876
Accrued and withheld taxes	2,166	1,793
Income taxes payable	3,517	1,518
Other accounts payable and accrued liabilities	17,220	17,559

Total current liabilities	70,850	67,423

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	25,127	26,929
Other long-term liabilities	8,941	8,288

Total long-term liabilities	34,068	35,217

Total liabilities	104,918	102,640

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,253,837 shares issued at March 31, 2008 and 17,875,522 shares issued at June 30, 2007	143	179
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,142,555 shares issued at March 31, 2008 and 1,486,825 shares issued at June 30, 2007	11	15
Capital contributed in excess of par value	46,430	59,499
Accumulated earnings	6,147	5,266
Accumulated other comprehensive income	7,737	3,051
Less: Treasury stock, at cost:
Class A – zero shares at March 31, 2008; 3,634,070 shares at June 30, 2007
Class B – zero shares at March 31, 2008 and 294,270 shares at June 30, 2007	—	(13,470)

Total shareholders’ equity	60,468	54,540

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$165,386	$157,180

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended March 31		ended March 31,
	2008	2007	2008	2007
Net Sales	$59,200	$53,211	$171,060	$144,586
Cost of goods sold	40,709	35,774	117,355	97,269

Gross Profit	18,491	17,437	53,705	47,317

Operating Expenses:
General and administrative	6,709	6,439	18,364	16,333
Selling	4,540	3,589	13,186	10,829
Engineering and development	4,661	4,247	13,990	12,173
Restructuring	—	—	960	994

	15,910	14,275	46,500	40,329

Operating income	2,581	3,162	7,205	6,988

Other (income) expense:
Interest expense	846	749	2,410	1,532
Interest income	(25)	(44)	(162)	(132)
Other (income) expense, net	(17)	220	28	169

	804	925	2,276	1,569

Income before income taxes	1,777	2,237	4,929	5,419

Provision for income taxes	(219)	941	1,630	2,395

Net income	$1,996	$1,296	$3,299	$3,024

Net income per share – basic and diluted
Income per share – basic	$0.13	$0.09	$0.21	$0.20
Income per share – diluted	$0.13	$0.08	$0.21	$0.19

Weighted average shares outstanding:
Basic	15,496	15,203	15,473	15,100

Diluted	15,671	15,697	15,803	15,705

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital		Accumulated
	Class A		Class B		Contributed	Accumu-	Other
	Common Stock		Common Stock		In Excess	lated	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	of Par	Earnings	Income	Shares	Amount	Income
Balance at June 30, 2007	17,875,622	$179	1,486,825	$15	$59,499	$5,266	$3,051	(3,928,340)	$(13,470)

Adoption of FIN 48 - uncertain tax positions						(2,418)

Net income for the nine months ended March 31, 2008						3,299				$3,299

Translation adjustment							4,803			4,803

Unrealized gain on available-for-sale securities, net of tax							(117)			(117)

Amortization of stock based compensation					709

Comprehensive income										$7,985

Repurchase of shares								(148,325)	(405)

Shares converted Class B to Class A	50,000	1	(50,000)	(1)

Retirement of treasury stock	(3,790,630)	(38)	(294,270)	(3)	(13,879)			4,084,900	13,920

Shares issued under stock option plan	118,845	1			101			(8,235)	(45)

Balance at March 31, 2008	14,253,837	$143	1,142,555	$11	$46,430	$6,147	$7,737	0	0

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,299	$3,024
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation and amortization	1,846	1,399
Accrued retirement pay	58	167
Provision for losses on accounts receivable	159	159
Restructuring charge	960	994
Stock based compensation	709	558
Deferred income taxes	(899)	7
Changes in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	1,338	(1,875)
Inventories	(1,362)	(1,391)
Prepaid expenses and other	(1,090)	1,240
Other assets	71	184
Customer deposits	(1,783)	(918)
Accrued compensation	(492)	(803)
Payment of restructuring charges	(389)	(274)
Payment of liabilities assumed	(1,152)	(463)
Accounts and notes payable, trade	(3,296)	(135)
Income taxes payable	1,492	1,496
Accrued and withheld taxes	373	(386)
Other accounts payable and accrued liabilities	(2,653)	(1,900)
Interest payable	(96)	35

Net cash (used) provided by operating activities	(2,907)	1,118

Cash flows from investing activities:
Acquisition related payments	(446)	(18,242)
Additions of property, plant and equipment	(1,460)	(619)
Additions to patents and trademarks	(1,086)	(511)

Net cash (used for) investing activities	(2,992)	(19,372)

Cash flows from financing activities:
Long-term and short-term debt borrowings	8,066	66,491
Long-term and short-term debt repayments	(11,525)	(46,364)
Capitalized finance costs	—	(2,135)
Repurchase of common stock	(405)	—
Principal payments under capital lease obligations	(111)	(102)
Proceeds of stock option exercises	102	439
Other long-term liabilities	(58)	61

Net cash (used) provided by financing activities	(3,931)	18,390

Effects of exchange rate changes	1,146	156

Net (decrease) increase in cash and cash equivalents	(8,684)	292
Cash and cash equivalents at beginning of period	17,375	14,986

Cash and cash equivalents at end of period	$8,691	$15,278

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the nine months
	ended March 31,
	2008	2007
Cash paid during the period for:
Interest	$2,314	$1,497
Income taxes	$1,545	$389
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
     The cumulative effect of adopting FIN 48 was a decrease of $2,418 in the July 1, 2007 accumulated earnings balance with a corresponding change in balance sheet tax accounts. As of the adoption date, the Company has gross unrecognized tax benefits of $4,617. The balance of accrued interest (net of tax benefits) was $59, and penalties of $135 were reflected at July 1, 2007 in the Statement of Financial Position. Interest and penalties related to the income tax liabilities are included in income tax expense.
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
     The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Sweden, Germany, Japan, the

U.K. and the United States. The open tax years for these jurisdictions span 2000 through 2007.
     For the three and nine months ended March 31, 2008, there were no material changes related to tax reserves that impacted the Company’s effective tax rate.
     In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires additional derivative disclosures, including objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements. The Company is in the process of analyzing the impact of SFAS 161, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on the financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require (a) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statement of Earnings and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No 115,” which permits entities to measure some financial assets and liabilities at fair value on an instrument-by-instrument basis. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. The provisions of SFAS No. 159 are effective for fiscal years beginning July 1, 2008. The Company is currently evaluating the provisions of SFAS No. 159 and the resulting impact of adoption on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning July 1, 2008, and interim periods within that fiscal year. The Company is currently evaluating the provisions of SFAS No. 157 and the resulting impact of adoption on the financial statements.

Note 3 – Long Term Debt:

	(in thousands)
	March 31, 2008		June 30, 2007
	Current	Long-Term	Current	Long-Term
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 3.32% plus 2.25%	$—	$12,430	$—	$12,800
Revolving Credit Facility due November 21, 2011, interest rate one-month EUROLIBOR rate 4.31% plus 2.25%	—	—	—	1,175
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments, interest rate one-month EUROLIBOR rate 4.31% plus 2.25%	3,059	12,697	2,099	12,853
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81%	167	—	271	68
Note payable by foreign subsidiary through 2008, interest rate 6.70%	77	—	131	33

	$3,303	$25,127	$2,501	$26,929

     The Company maintains relationships with both foreign and domestic banks, which combined, have extended short and long-term credit facilities to the Company totaling $63,946. As of March 31, 2008, the Company had $36,948 outstanding (including letters of credit). The amount available under these credit facilities at March 31, 2008 was $26,998.
Note 4 – Net income per share:
     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution by securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share include 175,000 and 330,000 of potentially dilutive shares, respectively, for the three and nine months ended March 31, 2008 and 494,000 and 605,000 of potentially dilutive shares, respectively, for the three and nine months ended March 31, 2007. Outstanding options to purchase 684,000 and 99,000 shares of the Company’s common stock for the three months ended March 31, 2008 and 2007, respectively, are not included in the above calculation to compute diluted net income per share, as their exercise prices exceeded the current market value of these shares.
Note 5 – Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items that affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	(in thousands)
	March 31, 2008	June 30, 2007
Cumulative translation adjustments	$7,804	$3,001
Unrealized gain on investments, net of tax	9	126
Pension funded status, net of tax	(76)	(76)

	$7,737	$3,051

Comprehensive income (loss), net of tax is as follows:

	(in thousands)
	For the three months		For the nine months
	ended March 31,		ended March 31,
	2008	2007	2008	2007
Net income	$1,996	$1,296	$3,299	$3,024
Foreign currency translation adjustment	2,827	(133)	4,803	674
Unrealized gain on available-for- sale securities	(46)	18	(117)	28
Minimum pension liability	—	1	—	5
Unrealized gain on forward contracts	—	(50)	—	(39)

	$4,777	$1,132	$7,985	$3,692

Note 6 – Inventories:
     Inventories, net of reserve, consist of the following:

	(in thousands)
	March 31, 2008	June 30, 2007
Raw materials	$16,409	$14,176
In process	6,762	5,227
Finished goods	12,256	10,981

	$35,427	$30,384

     Foreign currency translation effects increased inventories by $3,936 from June 30, 2007 to March 31, 2008.
Note 7 – Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2008 were as follows:

	(in thousands)
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
Balance as of July 1, 2007	$28,034	$3,293	$24,741
Additions	1,827	—	1,827
Effects of currency translation	2,671	651	2,020

Balance as of March 31, 2008	$32,532	$3,944	$28,588

     Intangible assets subject to amortization were comprised of the following:

		(in thousands)
		As of March 31, 2008		As of June 30, 2007
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization
Patents and Trademarks	15-20	$9,607	$5,789	$8,390	$5,412
Customer relationships	2 -13	633	73	633	25
Tradename	30	1,645	77	1,645	35
Existing product technology	15	5,438	458	5,438	186
Non-compete/solicitation agreements	5	93	22	93	7
Other	5-30	2,015	1,306	1,578	943

Total		$19,431	$7,725	$17,777	$6,608

     Amortization expense associated with these intangible assets was $187 and $668, respectively, for the three and nine months ended March 31, 2008 and $307 and $599, respectively, for the three and nine months ended March 31, 2007.
Note 8 – Pension and other post-retirement benefits:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three and nine months ended March 31, 2008 and 2007:

	(in thousands)
	Pension Benefits		Pension Benefits
	For the three months		For the nine months
	ended March 31,		ended March 31,
	2008	2007	2008	2007
Service cost	$65	$71	$195	$213
Interest cost	13	12	39	36
Expected return on plan assets	(5)	(4)	(15)	(12)
Amortization of transition obligation	—	(1)	—	(3)
Amortization of net actuarial gain	(2)	(1)	(6)	(3)

Net periodic benefit cost	$71	$77	$213	$231

     During the nine months ended March 31, 2008 and 2007, the Company made contributions to the plans of $347 and $531, respectively.
Note 9 – Customers:
     During the three and nine months ended March 31, 2008, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 13% and 15% of the Company’s net sales for the three and nine months ended March 31, 2008, respectively, and 15% and 18% of the Company’s net sales for the three and nine months ended March 31, 2007, respectively.

Note 10 – Warranty Costs:
     The Company’s standard contractual warranty provisions are to repair or replace product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience and accrues estimated warranty costs at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percentage of revenue discussed above.

	(in thousands)
	Warranty Amount
	2008	2007
Warranty reserve at June 30	$4,820	$3,049
Additional warranty expense accruals	2,499	2,398
Payments against reserve	(4,136)	(3,092)
Acquired Oxy-Dry Accrual	1,754	1,983
Effects of currency rate fluctuations	762	84

Warranty reserve at March 31	$5,699	$4,422

Note 11 – Acquisition:
     On November 21, 2006, the Company completed the acquisition of Oxy-Dry Corporation, a producer of press automation equipment for the printing industry.
     The table below represents the allocation of the unadjusted total consideration to the Oxy-Dry tangible and identifiable intangible assets and liabilities based on the Company’s assessment of their respective fair values as of the date of acquisition. The Company and the sellers, in accordance with the stock purchase agreement, intend to arbitrate the finalization of the purchase price. The resolution of the arbitration could ultimately increase or decrease the cash paid by the Company to the shareholders of MTC Trading Company, the owner of all of the capital stock of Oxy-Dry and the Oxy-Dry goodwill recorded on the books of the Company as a result of the acquisition.

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

Note 12 – Share-Based Compensation:
     Pursuant to SFAS123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.
     Total share-based compensation for the three and nine months ended March 31, 2008 and 2007 are summarized in the following table:

	(in thousands)
	For the three		For the nine
	months		months
	ended March 31,		ended March 31,
	2008	2007	2008	2007
Share-based compensation Stock options	$95	$100	$183	$291
Restricted stock	209	106	526	267

Total share-based compensation	$304	$206	$709	$558

Note 13 – Restructuring:
     FY 2008 Plan
     On December 21, 2007, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in Germany. Actions under the plan commenced in December 2007; and the Company currently expects to substantially complete the plan by the end of the current fiscal year.

	(in thousands)
		Payment
	Initial	against	Balance at
	Reserve	Reserve	March 31, 2008
Restructuring costs:
Employee termination costs	$960	$(226)	$734

Total restructuring costs	$960	$(226)	$734

     FY 2007 Plan
     Activity is related to the December 20, 2006 restructuring plan designed to achieve operational efficiencies and eliminate redundant costs and achieve greater efficiency in sales, marketing and operational activities during the nine months ended March 31, 2008 included in other accounts payable and accrued liabilities is as follows:

	(in thousands)
				Payments
		Payments		against Reserve
		against		for the nine
		Reserve for the	Balance at	months ended	Balance at
	Initial	period ended	June 30,	March 31,	March 31,
	Reserve	June 30, 2007	2007	2008	2008
Restructuring costs:
Employee termination costs	$810	$(504)	$306	$(163)	$143
Contract termination costs	72	—	72	—	72
Other associated costs	112	(29)	83	—	83

Total restructuring costs	$994	$(533)	$461	$(163)	$298

     Actions under the plan were substantially completed at June 30, 2007 with payments expected to continue through June 30, 2008.
Note 14 – Legal Proceedings:
     Baldwin brought a patent infringement case against Siebert in 2002 before the U.S. District Court for the Northern District of Illinois, alleging infringement of several of Baldwin’s U.S. Patents. During 2006, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s RE35,976 Patent. During 2007, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s U.S. Patent 5,974,976. Baldwin appealed both rulings to the Federal Circuit. On January 15, 2008, the United States Court of Appeals for the Federal Circuit rendered its decision in the matter of Baldwin Graphic Systems, Inc. v. Siebert, Inc. The Federal Circuit affirmed the lower court’s decision of summary judgment on the RE35,976 Patent and reversed the summary judgment decision on Patent 5,974,976. Baldwin’s 5,974,976 patent was remanded back to the lower court for trial. Siebert has filed a motion for summary judgment.
     On November 14, 2002, the Dusseldorf Higher Regional Court (“DHRC”) announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG (“Technotrans”). Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans also filed to revoke the Company’s patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company’s patent. Technotrans has also appealed that judgment to the German Supreme Court in Karlsruhe. That court has not yet reached a decision on either of those appeals. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment. On May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of Baldwin Technology Company, Inc. filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $45,000,000) as a result of the patent infringement. The Dusseldorf Court suspended proceedings in the damages claim until such time as a decision is reached by the German Supreme Court in Karlsruhe on the appeal of the DHRC decision. That appeal has been suspended until the Supreme Court rules on the invalidity action, which decision is expected some time in 2009.
Note 15 – Income Taxes:
     The Company’s effective tax rate is impacted by having significant operations outside the United States, which are taxed at rates different than the U.S. statutory rate of 35 percent. In addition, no tax benefit is recognized for losses incurred in certain countries as realization of such benefits was not more likely than not. During the nine months ended March 31, 2008, the tax provision was negatively impacted $380,000, as a result of a change in tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country. During the third quarter of fiscal year 2008, the Company reversed a portion of its valuation allowance associated with its U.S. operations (approximately $1,200,000). The reversal of a portion of the U.S. operations deferred tax valuation allowance is based upon the U.S. operations historical operating performances and management’s expectation that the operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its net operating loss carryforwards and utilization of its foreign tax credits.

Note 16 – Other:
     On January 21, 2008, Quebecor World (Quebecor), a customer of the Company, filed for protection under the bankruptcy laws of Canada and the U.S. The Company has accounts receivable from Quebecor of approximately $500,000. At this time, the Company cannot estimate whether there will be any loss on its receivables from Quebecor as it is early in the bankruptcy process and there is little information available regarding the ultimate disposition of Quebecor’s obligations. As a result, no provision for loss on the receivables has been recorded at March 31, 2008. The Company will continue to monitor and assess the need for a loss provision.
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
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Other than the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, on July 1, 2007, there have been no material changes during the nine months ended March 31, 2008.
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
     For the three and nine months ended March 31, 2008 net sales were $59,200,000 and $171,060,000, respectively, representing approximately an 11% and 18% improvement, respectively, over the previous year’s corresponding period as reported. Revenues during the three and nine month period have been favorably impacted by currency exchange rates, while the nine month period has been additionally favorably impacted by the acquisitions of Oxy-Dry in November 2006 and Hildebrand in April 2007, as more fully described in the sections below.
     For the three and nine months ended March 31, 2008, gross margins as reported decreased approximately 2% versus the prior year’s corresponding periods as a result of the lower margins on acquired businesses product sales, pricing pressures and unfavorable overhead absorption related to reduced volumes in Europe.
     During the nine months ended March 31, 2008, the Company recorded a restructuring charge of $960,000 related to its operation in Germany. In addition, interest expense increased in both the three and nine months ended March 31, 2008 versus the previous year’s corresponding periods as a result of higher debt levels associated with the acquisition of Oxy-Dry.
     The effective tax rates for the three and nine months ended March 31, 2008 differ from the statutory rate, reflecting the effect of the following factors:
•	reversal of a portion of the U.S. deferred tax asset valuation allowance

•	foreign income taxed at rates higher than the U.S. statutory rate

•	no benefit recognized for losses incurred in certain jurisdictions, as the realization of such benefits was not more likely than not

•	the effect of certain foreign income items on U.S. taxable income

•	a change in tax rates in Germany.
Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007
Consolidated Results
Net Sales
     Net sales for the three months ended March 31, 2008, increased by $5,989,000, or 11%, to $59,200,000 from $53,211,000 for the three months ended March 31, 2007. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $4,346,000 in the current period; otherwise, net sales would have increased $1,643,000 or 3%.
     The net sales increase (adjusted for currency effects) reflects improved volumes in the U.S. for water and spray dampening equipment and other U.S. based products. In Europe and Asia, sales were flat as increased volume in the commercial market for the Company’s products was offset by lower demand in the newspaper market.
Gross Profit
     Gross profit for the three months ended March 31, 2008, was $18,491,000 (31.2% of net sales) as compared to $17,437,000 (32.8% of net sales) for the three months ended March 31, 2007, an increase of $1,054,000 or 6%. Currency rate fluctuations increased gross profit by $1,579,000 in the current period. Gross profit as a percentage of net sales decreased as a result of the effect of the lower volume noted above on overhead absorption, and higher material and technical service costs partially offset by lower warranty costs.
Selling, General, and Administrative Expenses
     Selling, general and administrative expenses (SG&A) was $11,249,000 (19% of net sales) for the three months ended March 31, 2008 as compared to $10,028,000 (18.8% of net sales) for the same period in the prior fiscal year, an increase of $1,221,000 or 12%. Currency rate fluctuations increased these expenses by $738,000 in the current period; otherwise, SG&A would have increased $483,000. This increase reflects higher selling costs associated with trade shows, advertising and subcontractor costs in the current year period, while general and administrative expenses remained flat.
Engineering and Development Expenses
     Engineering and development expenses increased by $414,000 over the three months ended March 31, 2007. Currency rate fluctuations increased these expenses by $476,000 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have remained flat. As a percentage of net sales, engineering and development expenses as reported remained at approximately 8.0% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Interest and Other
     Interest expense for the three months ended March 31, 2008 was $846,000 as compared to $749,000 for the three months ended March 31, 2007. Currency rate fluctuations increased interest expense by $55,000 in the current period. Otherwise, interest expense would have increased by $42,000 of which approximately $21,000 is related to higher amortization of deferred financing costs.
     Other income (expense), net, amounted to income of $17,000 for the three months ended March 31, 2008 compared to expense of $220,000 for the three months ended March 31, 2007. Other income (expense), net, for the three months ended March 31, 2008 and 2007, respectively, includes net foreign currency transaction (losses) of $(120,000) and $(174,000).
Income Taxes
     The Company recorded an income tax benefit of $219,000 for the three months ended March 31, 2008 as compared to expense of $941,000 for the three months ended March 31, 2007. During the third quarter of fiscal year 2008, the Company reversed a portion of its valuation allowance associated with its U.S. operations (approximately $1,200,000) which resulted in the recording of a net tax benefit of $219,000 for the quarter ended March 31, 2008. The reversal of a portion of the U.S. operations deferred tax valuation allowance is based upon the U.S. operations historical operating performance and management’s expectation that the operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its net operating loss carry-forwards and utilization of its foreign tax credits.
     The effective tax rate of 55.3% (excluding the effect of the reversal of valuation allowance) for the three months ended March 31, 2008 and 42.1% for the quarter ended March 31, 2007 differs from the statutory rate and reflects the distribution of taxable income in higher tax jurisdictions, no recognition of tax benefit for losses incurred in certain countries as the realization of such benefits was not more likely than not and the effect of certain foreign income items on U.S. taxable income. Additionally, the quarter ended March 31, 2007 includes a net benefit of $265,000 related to several discrete items, including the reversal of valuation allowance in the U.K. and France as realization of the deferred tax assets in those countries was deemed to be more likely than not.

Net Income
     The Company’s net income amounted to $1,996,000 for the three months ended March 31, 2008, compared to net income of $1,296,000 for the three months ended March 31, 2007. Currency rate fluctuations increased net income by $158,000 in the current period. Net income per share amounted to $0.13 basic and diluted for the three months ended March 31, 2008, as compared to net income per share of $0.09 basic and $0.08 diluted for the three months ended March 31, 2007.
Nine Months Ended March 31, 2008 vs. Nine Months Ended March 31, 2007
Consolidated Results
Net Sales
     Net sales for the nine months ended March 31, 2008 increased $26,474,000, or 18%, to $171,060,000 from $144,586,000 for the nine months ended March 31, 2007. Revenue from acquired companies (Oxy-Dry in November 2006 and Hildebrand in April 2007) favorably impacted sales by $18,813,000. In addition, currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $9,270,000 in the current period; otherwise, net sales would have decreased by $1,609,000 or 1%.
     The net sales decrease excluding the effects of the acquisitions and exchanges rates reflects sales declines in Europe as a result of reduced order and sales activity in the commercial markets by OEM press manufacturers in Germany and lower shipments to the newspaper market served by the Company’s subsidiary in Sweden. In Asia, sales remained flat while improved volumes in the U.S. for water systems, service and parts in the commercial market partially offset the decline in Europe.
Gross Profit
     Gross profit for the nine months ended March 31, 2008 was $53,705,000 (31.4% of net sales) as compared to $47,317,000 (32.7% of net sales) for the nine months ended March 31, 2007, an increase of $6,388,000 or 14%. Currency rate fluctuations increased gross profit by $3,322,000, and the acquired businesses contributed approximately $4,764,000 in the current period. Excluding the effects of currency rate fluctuations and the contribution of the acquired businesses, gross profit would have decreased by $1,698,000. Gross profit as a percentage of net sales decreased primarily as a result of the lower sales volumes noted above, unfavorable cost absorption associated with the lower volume, combined with higher material and technical service costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) amounted to $31,550,000 (18.4% of net sales) for the nine months ended March 31, 2008 as compared to $27,162,000 (18.8% of net sales) for the same period in the prior fiscal year, an increase of $4,388,000. Currency rate fluctuations and acquired businesses increased these expenses by $1,571,000 and $2,222,000 respectively, in the current period. Otherwise, SG&A would have increased by $595,000. Selling expenses increased by $646,000. This increase is primarily driven by increased employee personnel and travel costs, commissions, and trade show expenses. General and administrative expenses remained virtually flat with a decrease of $51,000.
Engineering and Development Expenses
     Engineering and development expenses increased by $1,817,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $1,018,000 and acquired businesses increased these expenses by $661,000 in the current period. Excluding the effects of currency rate fluctuations and the acquired businesses, engineering and development expenses would have increased by $138,000 in the current period. As a percentage of net sales, engineering and development expenses as reported remained at approximately 8% for the nine months ended March 31, 2008 and March 31, 2007.

Restructuring
     The Company recorded $960,000 of restructuring costs during the nine months ended March 31, 2008 versus $994,000 in the comparable prior year period. The current year restructuring plan is designed to achieve operational efficiencies in Germany and consists entirely of employee terminations. The fiscal year 2007 plan was designed to achieve efficiencies in sales, marketing, administrative and operational activities primarily in Germany, the U.S. and the U.K., and included employee termination costs of $810,000, facility relocation and lease termination costs of $72,000 and other associated costs of $112,000.
Interest and Other
     Interest expense for the nine months ended March 31, 2008 was $2,410,000 as compared to $1,532,000 for the nine months ended March 31, 2007. Currency rate fluctuations increased interest expense by $139,000 in the current period. Otherwise, interest expense would have increased by $661,000. This increase reflects the higher debt level of approximately $20,000,000 versus the debt level for the period ended March 31, 2007. In addition, interest expense for the nine months ended March 31, 2008 includes $261,000 of higher amortization of capitalized finance costs versus the nine months ended March 31, 2007. Interest income amounted to $162,000 and $132,000 for the nine months ended March 31, 2008 and 2007, respectively.
     Other income (expense), net, amounted to expense of $28,000 for the nine months ended March 31, 2008 compared to expense of $169,000 for the nine months ended March 31, 2007. Other income (expense), net, for the nine months ended March 31, 2008 and 2007, respectively, included net foreign currency transaction (losses) of ($85,000) and ($324,000). In addition, the nine months ended March 31, 2007 includes income related to the cancellation of an insurance contract in Japan of $147,000.
Income Taxes
     The Company recorded an income tax provision of $1,630,000 for the nine months ended March 31, 2008 as compared to $2,395,000 for the nine months ended March 31, 2007. During the third quarter of fiscal year 2008, the Company reversed a portion of its valuation allowance associated with its U.S. operations (approximately $1,200,000). The reversal of a portion of the U.S. operations deferred tax valuation allowance is based upon the U.S. operations historical operating performance and management’s expectation that the operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its net operating loss carryforwards and utilization of its foreign tax credits. In addition, the tax provision for the nine months ended March 31, 2008 has been negatively impacted by approximately $380,000 as a result of a reduction in the tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country.
     The effective tax rate of 49.7% for the nine months ended March 31, 2008 (excluding the reversal of valuation allowance and the effect of change in German tax rates) and 44.2 % for the nine months ended March 31, 2007 differs from the statutory rate and is impacted by taxable income earned in higher tax jurisdictions in which tax loss carry-forwards were not available, no recognition of tax benefit for losses incurred in certain countries as the realization of such benefits was not more likely than not and the effect of certain foreign income items on U.S. taxable income. Additionally, the nine months ended March 31, 2007 reflects reversal of the valuation allowance in the U.K. and France as the realization of deferred tax assets in those countries is more likely than not, offset by charges related to international tax audits in Germany and France. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance, either positive or negative, would be recorded in the income statement of the period that the adjustment was determined to be required. In particular, the Company is monitoring positive earnings trends and other positive evidence in the U.S. to determine if such trends could possibly require additional reversal of the valuation allowance in the U.S.
Net Income
     The Company’s net income amounted to $3,299,000 for the nine months ended March 31, 2008, compared to $3,024,000 for the nine months ended March 31, 2007. Currency rate fluctuations increased net income by $282,000 in the current period. Net income per share amounted to $0.21 basic and diluted for the nine months ended March 31, 2008, as compared to net income per share of $0.20 basic and $0.19 diluted for the nine months ended March 31, 2007.
Liquidity and Capital Resources at March 31, 2008
     Cash flows from operating, investing and financing activities, as reflected in the nine months ended March 31 in the Consolidated Statement of Cash Flows, are summarized as follows:

	2008	2007
Cash provided by (used for):
Operating activities	$(2,907,000)	$1,118,000
Investing activities	(2,992,000)	(19,372,000)
Financing activities	(3,931,000)	18,390,000
Effect of exchange rate changes on cash	1,146,000	156,000

Net increase (decrease) in cash and cash equivalents	$(8,684,000)	$292,000

     Cash provided by operating activities decreased $4,025,000 during the nine months ended March 31, 2008 versus the prior year period. This decrease primarily reflects the timing of accounts payable, lower customer deposits and payments against assumed liabilities and restructuring reserves partially offset by improved collections on accounts receivable.
     The Company utilized $2,992,000 for investing activities for the nine months ended March 31, 2008. The amount utilized for investing includes additions to property, plant and equipment and patents and trademarks of $2,546,000.
     The Company utilized $19,372,000 for investing activities for the nine months ended March 31, 2007. The amount utilized during the nine month period ended March 31, 2007 primarily reflects the acquisition of Oxy-Dry (net of acquired cash) of $18,242,000. In addition, cash utilized for investing included additions to property, plant and equipment and patents and trademarks of $1,130,000.
     Cash used by financing activities of $3,931,000 for the period ended March 31, 2008 primarily reflects net payments in excess of borrowings of $3,459,000 and repurchase of stock under the Company’s previously announced stock buy back program of $405,000. Cash provided during the period ended March 31,2007 of $18,390,000 reflects borrowing under the credit agreement with LaSalle Bank National Association, the proceeds of which were used to refinance the Company’s previously existing obligations with Maple Bank GmbH and to fund the acquisition of Oxy-Dry and associated closing costs.
     During the quarter ended December 31, 2007, the Company announced a restructuring plan in an effort to achieve operational efficiencies in Germany. The Company expects to incur aggregate cash expenditures of approximately $960,000, primarily during fiscal year 2008 in relationship to this action. Annual estimated savings from these actions is approximately $1.2 million.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $63,946,000. As of March 31, 2008, the Company had $36,948,000 (including letters of credit) outstanding under these credit facilities. The amount available under these credit facilities at March 31, 2008 was $26,998,000.
     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the LaSalle Agreement.
     At March 31, 2008 and June 30, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at March 31, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	March 31,						2013 and
	2008	2008 *	2009	2010	2011	2012	thereafter
Loans payable	$4,012	$4,012	$—	$—	$—	$—	$—
Capital lease obligations	416	39	152	135	87	3	—
Long-term debt	28,430	886	3,487	3,978	4,895	15,184	—
Non-cancelable operating lease obligations	29,732	1,839	6,846	5,114	3,414	2,566	9,953
Purchase commitments (materials)	17,670	11,112	6,559	—	—	—	—
Pension funding	53	53	—	—	—	—	—
Restructuring and integration payments	2,019	1,441	578	—	—	—	—
Interest expense	5,422	574	1,686	1,460	1,191	510	—

Total contractual cash obligations	$87,754	$19,955	$19,308	$10,687	$9,587	$18,263	$9,953

*	Represents obligations of the remaining three months of the fiscal year ending June 30, 2008.
Impact of Inflation
     The Company’s results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes during the three and nine months ended March 31, 2008.

ITEM 4: Controls and Procedures:
     The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal quarter March 31, 2008, the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that the Company’s disclosure controls and procedures will operate effectively under all circumstances. No changes were made to the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended March 31, 2008, the Company repurchased shares of its Class A Common Stock under a plan approved by the Board of Directors in November 1999 (The 1999 Plan). The 1999 Plan authorized the Company to repurchase up to a total of $5.0 million of shares. The Company had previously repurchased $1.7 million shares under the Plan and the maximum amount of shares that may be repurchased under this program in the future was approximately $2.9 million as of March 31, 2008.

			Total Number of	Maximum Dollar Value
	Total		Shares Purchased	of Shares that may yet
	Number of		as Part of Publicly	be Purchased Under
	Shares	Average Price	Announced Plans	the Plans or Program
	Purchased	per Share	or Programs	(in 000’s)
January 2008	—	—	—	$3,279
February 2008	47,800	2.59	47,800	$3,155
March 2008	100,525	2.79	100,525	$2,874

Total	148,325	2.73	148,325	$2,874

ITEM 6. Exhibits

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
BY /s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer

Dated: May 15, 2008