Form 10-K
period 2008-06-30
BALDWIN TECHNOLOGY CO INC
filed 2008-09-29
CIK 805792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on December 31, 2007, as reported by the American Stock Exchange on that date, was $68,064,000.

Number of shares of Common Stock outstanding at June 30, 2008:

Class A Common Stock	14,139,734
Class B Common Stock	1,142,555

Total	15,282,289

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2008 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

CAUTIONARY STATEMENT — This Annual Report on Form 10-K may contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Baldwin Technology Company, Inc. (the “Company”) cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company’s forward-looking statements are set forth in Item 1A “Risk Factors” to this Annual Report on Form 10-K for the year ended June 30, 2008.

PART I

Item 1.	Business

Baldwin Technology Company, Inc. (“Baldwin” or the “Company”) is a leading global supplier of process automation equipment for the printing and publishing industry. The Company offers its customers a broad range of products designed to enhance the product quality and the productivity and cost-efficiency of the print manufacturing process, while addressing safety issues and reducing the environmental impact from the printing process. Baldwin’s products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems and drying systems, and related services and consumables.

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

Industry Overview

The Company defines its business as that of providing process automation equipment for the printing and publishing industry. The Company believes that, as an independent company, it produces one of the most complete lines of process automation products for the printing industry.

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

While offset printing represents the largest segment of the U.S. printing industry, it is also the dominant technology in the international printing market. The Company believes that the future growth of its international markets will be attributable in part to the increased use of its products in emerging markets. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in those markets. Baldwin’s worldwide operations enable it to closely monitor market and new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing equipment requirements of specific local markets throughout the world.

Principal Products

The Company produces and sells many different products and systems to printers and printing press manufacturers. Thus, its product development efforts are focused on the needs of printers and the printing press manufacturers. Typically, it takes a new product several years after its introduction to make a significant contribution to the Company’s net sales. As a product progresses through its life cycle, the percentage of sales to printing press manufacturers generally increases as the product’s acceptance by the printing industry increases and printers begin to specify certain of the Company’s products as part of the process automation equipment package selected when ordering new printing presses. Historically, the Company’s products have had a long life cycle as the Company continually upgrades and refines its product lines to meet customer needs and changes in printing press technology. Baldwin’s principal products are described below:

Cleaning Systems.  The Company’s Cleaning Systems and related consumable products clean the rollers, cylinders and paper of a printing press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner Guide Roll Cleaner and Web Paper Cleaner, all of which reduce paper waste, volatile organic compound (“VOC”) emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2008, 2007 and 2006, net sales of Cleaning Systems represented approximately 50.8%, 54.5% and 54.2% of the Company’s net sales, respectively.

Fluid Management Systems.  The Company’s Fluid Management Systems measure and control the supply, temperature, cleanliness, chemical balance and certain other characteristics of the fluids used in the printing process. Among the most important of these products are the Company’s Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2008, 2007 and 2006, net sales of Fluid Management Systems represented approximately 18.9%, 19.2% and 23.4% of the Company’s net sales, respectively.

Other Process Automation Products, Parts, Services and Miscellaneous Products.  The Company’s Web Press Protection Systems (web severers and web catchers), designed in response to the increasing number of web leads used in printing today’s colorful newspapers as well as to the growing demand for high speed commercial web presses, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company’s Ink Control Systems regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems, which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers, Gluing Systems and service and parts. In the fiscal years ended June 30, 2008, 2007 and 2006, net sales of Other Process Automation Products represented approximately 30.2%, 26.3% and 22.4% of the Company’s net sales, respectively.

Worldwide Operations

The Company believes that it is one of the few providers of process automation products for the printing and publishing industry that has complete product development, manufacturing and marketing capabilities in the Americas, Europe, Asia and Australia. The Company, as an international business, is subject to various changing competitive, economic, political, legal and social conditions. The Company currently has subsidiaries in 14 countries, and the results of operations may be adversely or positively affected by currency fluctuations. The results of the operations and financial positions of the Company’s subsidiaries outside of the United States are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company’s consolidated financial statements. The exchange rates between the currencies and the U.S. dollar may fluctuate substantially. Because the Company generates a significant percentage of its revenues and operating expenses in currencies other than the U.S. dollar, fluctuations in the value of the U.S. dollar against other currencies may have a material effect on the Company’s operating income. The Company’s results and financial condition are particularly affected by changes in the value of the U.S. dollar in relation to the euro, Japanese yen and Swedish krona. Since the Company’s foreign subsidiaries primarily manufacture, incur expenses and earn revenue in the local countries in which they operate, the impact of cross currency fluctuations is somewhat mitigated.

The following table sets forth the percentages of the Company’s net sales attributable to its geographic regions for the fiscal years ended June 30, 2008, 2007 and 2006:

	Years Ended June 30,
	2008	2007	2006

Americas	21%	20%	17%
Europe	53%	53%	51%
Asia/Australia	26%	27%	32%

Total	100%	100%	100%

In the Americas, the Company operates in North, Central and South America through its U.S. subsidiaries and dealers throughout Central and South America. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England, Italy, Switzerland and the Netherlands. In Asia, the Company operates through its subsidiaries in India, Japan, China and Singapore. The Company also has operations in Australia. All of the Company’s subsidiaries are wholly owned except for two subsidiaries, one in which the Company holds a 90% interest, and another in which the Company holds an 80% interest.

Acquisition Strategy

As part of its growth strategy, the Company investigates potential strategic acquisitions of companies and product lines in related business areas. This strategy involves: (i) acquiring entities that will strengthen the Company’s position in the field of process automation equipment and related consumables for the printing and publishing industry and whose products can be sold through the Company’s existing distribution network; (ii) acquiring entities allowing entry to new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company’s manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company’s intention would be to integrate the processes and controls of the acquired company with those of the Company with a view towards enhancing sales, productivity and operating results.

Marketing, Sales and Support

Marketing and Sales.  While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 94 employees devoted to marketing and sales activities in its three principal worldwide markets and more than 200 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks to printing press manufacturers (“OEMs”), newspaper publishers, and commercial printers. For the fiscal year ended June 30, 2008, approximately 48% of the Company’s net sales were to OEMs and approximately 52% were directly to printers.

Support.  The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 126 service technicians, who are complemented by product engineers, to provide field service for the Company’s products on a global basis.

Backlog.  The Company’s backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders. The Company’s backlog was $48,420,000 as of June 30, 2008, $52,651,000 as of June 30, 2007 and $49,200,000 as of June 30, 2006.

Customers.  For the fiscal year ended June 30, 2008, one customer accounted for more than 10% of the Company’s net sales and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 15% of the Company’s net sales and trade accounts receivable. The ten largest customers of Baldwin (including KBA) accounted for approximately 46%, 49% and 50%, respectively, of the Company’s net sales for the fiscal years ended June 30, 2008, 2007 and 2006. Sales of Baldwin’s products are not considered seasonal.

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

The Company’s product development takes place at its centers of competence for commercial printing located in Germany and for newspaper printing located in Sweden. The Company believes that this approach to engineering and development has helped the Company to react quickly to meet the needs of its customers and coordinate the Company’s product development activities. The Company’s engineering and development organization focuses attention on opportunities within the respective markets, while avoiding duplicative efforts within the Company.

Baldwin employs approximately 126 persons whose primary function is new product development, application engineering or modification of existing products. The Company’s total expenditures for engineering research and development for the fiscal years ended June 30, 2008, 2007 and 2006 were approximately 7.9%, 8.4% and 8.5% of the Company’s net sales in each such fiscal year, respectively.

Patents

The Company owns a number of patents and patent applications relating to a substantial number of Baldwin’s products, and patented products represent a significant portion of the Company’s net sales for all periods presented. The Company’s patents expire at different times during the next twenty years. The expiration of patents in the near future is not expected to have a material adverse effect on the Company’s net sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

Manufacturing

The Company conducts its operations, primarily subassembly and quality control, through a number of operating subsidiaries. In North America, the Company has facilities in Kansas and Illinois. In Europe, the Company has facilities in Germany, Sweden and Switzerland. In Asia, Baldwin has facilities in India, Japan and China.

In general, materials required in the Company’s business can be obtained from various sources in the quantities desired. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier. In addition, the Company uses various subcontractors to provide required services, but is not dependent on any individual subcontractor.

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

The Company competes by offering customers a broad, technologically advanced product line, combined with a well-known reputation for the reliability of its products and its commitment to service and after-sale support. The Company’s ability to compete effectively in the future will depend upon the continued reliability of its products, after-sale support, its ability to keep its market position with new proprietary technology and its ability to develop innovative new products which meet the demands of the printing and publishing industry.

Employees

At June 30, 2008, the Company employed 655 persons (plus 44 temporary and part-time employees) of which 221 are production employees, 94 are marketing, sales and customer service employees, 252 are research, development, engineering and technical service employees and 88 are management and administrative employees. In Europe, some employees are represented by various unions under contracts with indefinite terms: in Sweden, approximately 42 of the Company’s 110 employees are represented by Ledarna (SALF), Metall, or Svenska Industritjanstemanna Forbundet unions; in Germany, approximately 50 of the Company’s 247 employees are represented by the IG Metall (Metalworker’s Union). The Company considers relations with its employees and with its unions to be good.

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

Company Risks

Intellectual property and proprietary technology are important to the continued success of the Company’s business.  Failure to protect or defend this proprietary technology may impair the Company’s competitive position. The Company’s success and ability to compete depend to a certain extent on the Company’s innovative proprietary technology since that is one of the methods by which the Company persuades customers to buy its products, both present and future. The Company currently relies on copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect its innovative proprietary technologies. The Company may have to engage in litigation to protect patents and other intellectual property rights, or to determine the validity or scope of the proprietary rights claimed by others. This kind of litigation can be time-consuming and expensive, regardless of whether the Company wins or loses. Because it is important to the Company’s success that the Company is able to prevent competitors from copying the Company’s innovations, the Company will usually seek patent and trade secret protection for the Company’s technologies. The process of seeking patent protection can be long and expensive and the Company cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient strength and scope to provide it with meaningful protection or commercial advantage. Further, others may develop technologies that are similar or superior to the Company’s technology or design around the Company’s patents. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with the Company’s employees, consultants and third parties. These agreements may be breached, and if they are, depending upon the circumstance, the Company may not have adequate remedies. In any case, others may come to know about the Company’s trade secrets in various ways. In addition, the laws of some countries in which the Company manufactures or sells products may not protect the Company’s intellectual property rights to the same extent as the laws of the United States.

Despite the Company’s efforts, intellectual property rights, particularly existing or future patents, may be invalidated, circumvented, challenged, rendered unenforceable or infringed or required to be licensed to others. Furthermore, others may develop technologies that are similar or superior to the Company’s, duplicate or reverse engineer the Company’s technology or design around patents owned or licensed by the Company. If the Company fails to protect its technology so that others may not use or copy it, the Company would be less able to differentiate its products and revenues could decline.

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

The Company’s growth strategy may include alliances and/or licenses or acquisitions of technologies or businesses, which entail a number of risks.  As part of the Company’s strategy to grow the business, the Company may pursue alliances and/or licenses of technologies from third parties or acquisitions of complementary product lines or companies, and such transactions could entail a number of risks. The Company may expend significant costs in investigating and pursuing such transactions, and such transactions may not be consummated. If such transactions are consummated, the Company may not be successful in integrating the acquired technology or business into the Company’s existing business to achieve the desired synergies. Integrating acquired technologies or businesses may also require a substantial commitment of the Company’s management’s time and attention. The Company may expend significant funds to implement an alliance and/or acquire such technologies or businesses, and may incur unforeseen liabilities in connection with any alliance and/or acquisition of a technology or business. Any of the foregoing risks could result in an adverse effect on the Company’s business, results of operations and financial conditions.

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

Reliance on one significant customer.  In fiscal 2008, the Company had one significant customer that individually accounted for 15% of net sales. The Company anticipates, but cannot assure, that this customer will continue to be significant in fiscal 2009. The loss of, or a significant decrease in sales to, this customer would have a material adverse effect on the Company’s financial condition and results of operation.

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

The Company may not be successful in effectively using new technologies, developing new products or enhancing its existing products and technology on a timely basis. The Company’s new technologies or enhancements may not achieve market acceptance. The Company’s pursuit of new technologies may require substantial time and expense. The Company may need to license new technologies to respond to technological change. These licenses may not be available to the Company on terms that the Company can accept. Finally, the Company may not succeed in adapting the Company’s products to new technologies as they emerge. Any of these factors, either individually or collectively, could have an adverse impact on the Company’s business and results of operation.

Investment Risks

Failure to achieve and maintain effective internal controls could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.  As required by Section 404 of the Sarbanes-Oxley Act of 2002, management is required to periodically evaluate the design and effectiveness of disclosure controls and procedures and assess the effectiveness of internal controls over financial reporting. Management has identified and reported a material weakness as of June 30, 2008. As a result of the material weakness, the Company has concluded that internal controls over financial reporting were not effective as of June 30, 2008. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have an adverse effect on the Company’s business, operating results and stock price. For a more detailed discussion of the Company’s disclosure controls and procedures and internal control over financial reporting, see Item 9A of this Annual Report on Form 10-K. In addition, if the Company were deemed to be an “accelerated filer” under the Exchange Act for purposes of its fiscal year ending on June 30, 2009, then the annual report for that fiscal year would be required to include, in addition to management’s report on internal control over financial reporting, an opinion on the Company’s internal control over financial reporting by the Company’s independent auditors. If the Company’s independent auditors are unable to assert that the Company’s internal controls over financial reporting are effective, market perception of the Company’s financial condition and the trading price of the Company’s stock may be adversely affected and customer perception of the Company’s business may suffer.

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

The Company owns and leases various manufacturing and office facilities aggregating approximately 420,000 square feet at June 30, 2008. The table below presents the locations and ownership of these facilities: (In thousands)

	Square	Square	Total
	Feet	Feet	Square
	Owned	Leased	Feet

North America	0	127	127
Germany	0	144	144
Sweden	13	53	66
Japan	0	33	33
All other, foreign	0	56	56

Total square feet owned and leased	13	413	426

The Company believes that its facilities are adequate to carry on its business as currently conducted.

Item 3.	Legal Proceedings

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

In addition to the aforementioned matters, the Company filed suit in the Regional Court in Dusseldorf, Germany claiming damages of approximately 33 million euro (approximately $50 million) as a result of a patent infringement. A successful outcome in this case would have a materially favorable effect on results of operations, financial position and cash flow.

Additionally, information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Note 19) and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders since January 24, 2008.

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

	High	Low

2006 (calendar year)
First Quarter	$6.23	$3.95
Second Quarter	$6.60	$5.20
Third Quarter	$5.69	$4.70
Fourth Quarter	$6.19	$4.80

2007 (calendar year)
First Quarter	$5.25	$4.55
Second Quarter	$6.11	$4.60
Third Quarter	$6.57	$4.72
Fourth Quarter	$5.63	$4.10

2008 (calendar year)
First Quarter	$4.70	$2.18
Second Quarter	$3.19	$2.24
Third Quarter (through September 17, 2008)	$3.21	$2.19

Class B Common Stock

The Company’s Class B Common Stock has no established public trading market. However, Class B shares are convertible, one-for-one, into Class A shares, upon demand.

Conversion of Class B Common Stock

During the fiscal year ended June 30, 2008, several holders of the Company’s Class B Common Stock converted a total of 50,000 of such shares into 50,000 shares of the Company’s Class A Common Stock. Under the Company’s restated certificate of incorporation, each share of Class B Common Stock is convertible at any time, at the option of the holder thereof, into one share of Class A Common Stock. The Company received no cash consideration for the Class A Shares which were issued pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.

Approximate Number of Equity Security Holders

As of August 29, 2008, the number of record holders (excluding those listed under a nominee name) of the Company’s Class A and Class B Common Stock totaled 259 and 18, respectively. The Company believes, however, that there are approximately 1,800 beneficial owners of its Class A Common Stock.

Dividends

Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company’s Board of Directors. However, the Company’s debt agreement prohibits the payment of dividends. Under the Company’s Certificate of Incorporation, no dividend in cash or property is permitted to be declared or paid on shares of the Company’s Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 10 to the Consolidated Financial Statements).

Purchases of Equity Securities by Issuer and Affiliated Purchasers

During the quarter ended June 30, 2008, the Company repurchased shares of its Class A Common Stock under a plan approved by the Board of Directors in November 1999 (The 1999 Plan). The 1999 Plan authorized the Company to utilize up to $5.0 million to repurchase shares of Class A Common Stock. The Company had previously utilized approximately $2.5 million under the Plan, and the maximum amount that may be utilized under this program in the future was approximately $2.5 million as of June 30, 2008.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that may yet be
	Total Number of	Average	Announced Plans or	Purchased Under the
	Shares Purchased	Price per Share	Programs	Plans or Programs
				(In 000’s)

April 2008	—	—	—	$2,874
May 2008	134,770	$2.50	134,770	$2,537
June 2008	6,000	$3.08	6,000	$2,519

Total	140,770	$2.53	140,770	$2,519

Performance Graph

The following Performance Graph compares the Company’s cumulative total stockholder return on its Class A Common Stock for the five fiscal years ended June 30, 2008 with the cumulative total return of the AMEX Composite Index and a peer group composed of selected companies from the Standard Industrial Classification (“SIC”) Code 3555 — Special Industry Machinery, Printing Trades Machinery and Equipment. The companies included in the peer group are: Baldwin Technology Company, Inc., Delphax Technologies Inc., Gunther International Ltd., Presstek, Inc. and Scailex Corporation Ltd. The comparison assumes $100 was invested on June 30, 2003 in the Company’s Class A Common Stock and in each of the foregoing indices and assumes reinvestment of all dividends. Total stockholder return is calculated using the closing price of the stock on the last trade date of each fiscal year. The stock price performance shown is not intended to forecast or be indicative of the possible future performance of the Company’s Class A Common Stock.

	For the Year Ended June 30,
	2004	2005	2006	2007	2008
Baldwin Technology Company, Inc.	559.38	484.38	843.75	942.19	368.75

Peer Group	199.95	376.87	370.42	377.18	357.77

AMEX Composite	128.79	165.82	204.19	253.70	243.41

Item 6.	Selected Financial Data

(amounts in thousands except per share data)

The Company’s statement of operations and balance sheet data as it relates to the fiscal years ended June 30, 2008, 2007 and 2006 have been derived from the Company’s audited, consolidated financial statements (including the Consolidated Balance Sheets of the Company at June 30, 2008 and 2007 and the related Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 2008, 2007 and 2006 appearing elsewhere herein). Certain transactions have affected comparability. During fiscal year ended June 30, 2008, the Company released a portion of the valuation allowance for net deferred tax assets associated with its U.S. operations, approximately $1,640. In addition, fiscal year ended June 30, 2008 reflects a full year of ownership of the Oxy-Dry group of companies and Hildebrand Systeme GmbH. During fiscal year ended June 30, 2007, the Company acquired the Oxy-Dry group of companies and Hildebrand Systeme GmbH. The results of the acquired companies are included in the financial statements from the dates of acquisition. Also, during fiscal year 2007, the Company released a portion of the valuation allowance for net deferred tax assets associated with its U.S. operations, approximately $2,500. During fiscal year ended June 30, 2004, the Company released valuation allowance for net deferred tax assets associated with its German subsidiary. As a result of the release, the Company recorded an income tax benefit in fiscal year ended June 30, 2004. The following information should be read in conjunction with the aforementioned financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$236,330	$201,477	$179,380	$173,185	$158,110
Cost of goods sold	161,585	135,703	119,072	115,948	108,074

Gross profit	74,745	65,774	60,308	57,237	50,036
Selling, general and administrative expenses	44,205	37,954	34,526	32,289	29,711
Research, development and engineering expenses	18,640	16,913	15,181	15,920	13,618
Restructuring charges	960	994	—	(338)	448

Operating income	10,940	9,913	10,601	9,366	6,259
Interest expense	3,127	2,272	1,074	2,412	4,985
Interest (income)	(183)	(210)	(125)	(105)	(119)
Royalty (income), net	—	—	(200)	(1,749)	(3,361)
Other expense (income), net	(271)	253	162	89	(559)

Income from continuing operations before income taxes	8,267	7,598	9,690	8,719	5,313
Provision for income taxes	1,831	958	3,432	3,684	(1,673)

Net income	$6,436	$6,640	$6,258	$5,035	$6,986

Income per share:
Basic income per share	$0.42	$0.44	$0.42	$0.34	$0.47

Diluted income per share	$0.41	$0.42	$0.40	$0.33	$0.46

Weighted average number of shares:
Basic	15,444	15,169	14,966	14,899	15,001

Diluted	15,730	15,716	15,713	15,305	15,286

	June 30,
	2008	2007*	2006*	2005	2004
	(In thousands)

Balance Sheet Data:
Working capital	$31,092	$34,213	$29,265	$25,499	$8,374
Total assets	$159,658	$157,180	$112,763	$109,351	$115,271
Short-term debt	$7,239	$5,750	$3,475	$3,738	$23,280
Long-term debt	$17,963	$26,929	$7,080	$12,223	$1,794
Total debt	$25,202	$32,679	$10,555	$15,961	$25,074
Shareholders’ equity	$61,613	$54,540	$45,933	$39,231	$34,467

*	See reclassifications and revisions detail in Note 2 to the consolidated financial statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

(amounts in thousands except share and per share data)

General.  The following is management’s discussion and analysis of certain factors which have affected the consolidated financial statements of Baldwin Technology Company, Inc. (“Baldwin” or the “Company”).

Forward-looking Statements

Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1A “Risk Factors” to this Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

The Company recognizes revenue based on the type of product sold and the obligations under the contract. Revenue is recognized on contracts for design, manufacture and delivery of equipment without installation

(equipment sales) and parts, service and consumables at the time of shipment or rendering of services. The Company considers revenue realized on equipment sales when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. In contracts that include additional services, including installation, start-up and/or commissioning (system sales), the Company recognizes revenue on each element of the contract as appropriate. Installation services are provided to the customer on an as-needed basis and may be contracted for separately or included in the same contract as the equipment sale. Revenue is recognized for installation services at the completion of the contractually required services.

Contracts for system sales may include multiple-element revenue arrangements. When the Company enters into multiple-element revenue arrangements, which may include installation services as a contractual element, along with the purchase price of the product as a contractual element, the arrangement is separated into its stand-alone elements for revenue recognition purposes. When the delivered item has value to the customer on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement does not include a general right of return, revenue is recognized on each element as separate units of accounting. If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being deferred until the last undelivered contractual element is fulfilled.

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

The Company uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment and risk of loss have passed to the ultimate customer, who then becomes obligated to pay with no right of return.

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

Baldwin records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to income in the period such determination is made. Deferred tax assets and liabilities are determined using statutory tax rates for temporary differences between book and tax bases of assets and liabilities, as well as the effects of net operating losses carried forward in certain tax jurisdictions in which the Company operates that may be utilized to offset future taxable income and similar tax credits carried forward that may be utilized to reduce future taxes payable. The Company records valuation allowances on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowances, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on overall economic conditions and current business conditions that affect the Company. These management judgments are therefore subject to change based on factors that include, but are not limited to (1) changes in the profitability of the Company’s subsidiaries as well as for the Company as a whole, (2) the ability of the Company to successfully execute its tax planning strategies, and (3) the accuracy of the Company’s estimate of the potential effect that changes in tax legislation in the jurisdictions where the Company operates may have on the Company’s future taxable profits. Failure by the Company to achieve forecasted taxable income or to execute its tax planning strategies may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income or successfully execute its tax planning strategies include, but are not limited to, increased competition, general economic conditions, a decline in sales or earnings, loss of market share, delays in product availability and changes in tax legislation.

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

Other long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events which could trigger an impairment review include, among others, a decrease in the market value of an asset, the asset’s inability to generate income from operations and positive cash flow in future periods, a decision to change the manner in which an asset is used, a physical change to the asset and a change in business climate. Baldwin calculates estimated future undiscounted cash flows, before interest and taxes, of the related operation and compares it to the carrying value of the asset in determining whether impairment potentially exists. If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based upon a valuation model and discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists. Future adverse changes in market conditions or poor operating results of a related reporting unit may require the Company to record an impairment charge in the future.

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

	Years Ended June 30,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.4	67.4	66.4

Gross profit	31.6	32.6	33.6
Selling, general and administrative expenses	18.7	18.8	19.2
Engineering and development expenses	7.9	8.4	8.5
Restructuring charges	.4	.5	—
Operating income	4.6	4.9	5.9
Interest expense	(1.3)	(1.1)	(.6)
Other income, net	.2	—	.1

Income before income taxes	3.5	3.8	5.4
Provision for income taxes	.8	.5	1.9

Net income	2.7%	3.3%	3.5%

Overview

Baldwin is a leading global supplier of process automation equipment for the commercial and newspaper printing industries. The Company offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, Connecticut, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia, Australia and Europe. Baldwin’s technology and products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems and drying systems.

The Company manages its business as one reportable business segment built around its core competency in process automation equipment.

For the year ended June 30, 2008, net sales as reported were $236,330 representing approximately a 17% increase over the previous year’s net sales as reported. The increase in net sales, as more fully described in the sections below, was favorably impacted during the period by the acquisitions in fiscal year 2007, currency exchange rates and net sales increases in Asia and the Americas. Partially offsetting these increases in net sales was decreased demand in the commercial and newspaper markets served by the Company’s European subsidiaries.

Gross margins as reported were 31.6% versus the prior year’s gross margins of 32.6%. This decrease was attributable to unfavorable overhead absorption, unfavorable sales mix and higher material and technical service costs.

Operating income as reported remained at approximately 5% of net sales for the years ended June 30, 2008 and June 30, 2007.

Additionally, the results for the year ended June 30, 2008 reflect higher interest expense associated with higher debt levels and a reversal of a portion of the valuation allowance for net deferred tax assets associated with the Company’s U.S. operations.

Fiscal Year Ended June 30, 2008 Versus Fiscal Year Ended June 30, 2007

Consolidated Results

Net Sales.  Net sales for the fiscal year ended June 30, 2008, increased $34,853, or 17% to $236,330 from $201,477 for the year ended June 30, 2007. Revenue from the acquired companies during the non-comparable ownership period of fiscal year ended June 30, 2007 (Oxy-Dry was acquired in November 2006 and Hildebrand in April 2007) and fiscal year ended June 30, 2008 favorably impacted net sales by $16,095. Currency rate fluctuations effecting the Company’s overseas operations increased net sales for the current period by $16,149. Excluding the effects of the acquired business for the non-comparable period and currency translation, net sales for fiscal year 2008 increased $2,609 or 1% when compared with fiscal year 2007.

The net sales increase, excluding the effects of the non-comparable period of the acquired businesses and currency translations, primarily reflects increased revenue in Asia and the Americas partially offset by decreased revenue in Europe.

In Asia, particularly Japan, net sales increased approximately $1,876 (excluding the effects of currency translations). The increase reflects higher revenue from increased market share for spray dampening equipment, a systematic approach to expand the cleaning consumables business and a focused effort on the sales of service and parts. These increases were partially offset by lower cleaning equipment demand by OEMs and reduced market share for the Company’s water systems.

In the Americas, particularly the U.S., net sales (excluding the effects of the acquired businesses) increased approximately $3,593. The increase is primarily related to an increased presence in the fluid temperature control market and sales of other U.S. based products. Growth from installation, service and parts also contributed to the increased revenue. Installation revenue increased on large newspaper equipment projects delivered in late fiscal year 2007 while the service and parts revenue increase benefited from a concentrated marketing effort to Baldwin’s large customer installed base of equipment at commercial and newspaper customers. Partially offsetting these increases was lower demand for cleaning and spray dampening equipment.

In Europe, net sales (excluding the effects of the acquired businesses and currency translations) decreased approximately $2,860. The decrease primarily reflects reduced order and sales activity in the commercial markets by OEM press manufacturers in Germany for cleaning, water and web control systems. Lower demand for the Company’s spray dampening equipment in the newspaper market related to fewer newspaper projects in fiscal year 2008 versus fiscal year 2007. Sales mix change to lower-priced spray dampening equipment in fiscal year 2008. Partially offsetting these declines were increased dryer and cleaning consumables sales due to the large installed base of equipment utilizing these products.

Gross Profit.  Gross profit for the fiscal year ended June 30, 2008 increased to $74,745 (31.6% of sales) versus $65,774 (32.6% of sales) for the fiscal year ended June 30, 2007. Excluding the favorable foreign currency translation effect of $5,798 and the effect of the acquired businesses for the non-comparable period in fiscal year 2007 of $3,930, gross profit remained relatively flat. As a percentage of sales, gross profit declined primarily as a result of an unfavorable sales mix and unfavorable cost absorption associated with the lower volume of certain product lines, coupled with higher material and technical service costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) of $44,205 for the fiscal year ended June 30, 2008 increased $6,251, or 16% versus the fiscal year ended June 20, 2007. SG&A expenses of the acquired businesses during the non-comparable ownership period of fiscal year ended June 30, 2007 and fiscal year ended June 30, 2008 negatively impacted expenses by $2,042. In addition, currency rate fluctuations effecting the Company’s overseas operations increased SG&A expenses for fiscal year 2008 by $2,517. Excluding the effects of the acquired business for the non-comparable period and currency translation, SG&A expenses for fiscal year 2008 increased $1,692 or 4% when compared with the corresponding year ago period.

G&A expenses, excluding the effects of the non-comparable period of the acquired businesses of $1,123 and currency translations of $1,170 for the fiscal year ended June 30, 2008, increased $666 or 3% compared to the fiscal year ended June 30, 2007. This increase relates primarily to increased expenses associated with stock based compensation, approximately $250, and incentive compensation costs, approximately $800. Partially offsetting these increases were lower consulting/professional costs related to audit services and other financial services fees, and severance and employee procurement cost of approximately $500.

Selling expenses excluding the effects of the non comparable period of the acquired businesses of $919 and currency translations, of $1,347 for the fiscal year ended June 30, 2008 increased $1,026 or 7% versus the fiscal year ended June 30, 2007. The increase in selling expenses reflects the level of sales activity coupled with increased trade show costs.

Engineering and Development Expenses.  Engineering and development expenses excluding the effects of the non-comparable period of the acquired businesses of $716 and currency translations, of $1,590 for the fiscal year ended June 30, 2008 decreased $579 or 3% versus the fiscal year ended June 30, 2007. Engineering and development expenses remained at approximately 8% of sales for the fiscal years ended June 30, 2008 and June 30, 2007.

Restructuring.  The Company recorded $960,000 of restructuring costs during the fiscal year ended June 30, 2008 versus $994,000 in the comparable prior year period. The current year restructuring plan was designed to achieve operational efficiencies in Germany and consists entirely of employee terminations. The fiscal year 2007 plan was designed to achieve operational efficiencies in sales, marketing, administration and operational activities primarily in Germany, the U.S. and the U.K. and included employee termination costs of $810,000, facility relocation and lease termination costs of $72,000 and other associated costs of $112,000.

Interest and Other.  Interest expense of $3,127 for the fiscal year ended June 30, 2008 increased $855 versus the fiscal year ended June 30, 2007. This increase reflects higher average debt levels during the fiscal year ended June 30, 2008 of approximately $3,500 versus the fiscal year ended June 30, 2007. In addition, the interest expense for the twelve months ended June 30, 2008 includes higher (approximately $273) of additional amortization of capitalized finance costs. Currency rate fluctuations increased interest expense $202 in the current period.

Interest income remained relatively flat year over year, while other income and expense, net, amounted to income of $271 versus expense of $253 for the periods ended June 30, 2008 and 2007, respectively, and reflects net foreign exchange gains and losses.

Income before income taxes.  Income before income taxes for the fiscal year ended June 30, 2008 was $8,267 compared to income before income taxes of $7,598 for the fiscal year ended June 30, 2007. For the current fiscal year, currency rate fluctuations increased income before income taxes by $1,693.

Income Taxes.  The Company recorded an income tax provision of $1,831 for the fiscal year ended June 30, 2008. During the year ended June 30, 2008, the Company reversed approximately $1,642 ($1,225 in third quarter and $415 in fourth quarter) of its valuation allowance for net deferred tax assets associated with its U.S. operations. This reversal of a portion of the U.S. operations deferred tax valuation allowance is based upon i) prudent and feasible tax planning strategies, ii) the U.S. operations historical and projected operating performance, and iii) management’s expectation that the operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its deferred tax assets. The Company recorded an income tax provision of $958 for the fiscal year ended June 30, 2007. During the fourth quarter of fiscal year 2007, the Company reversed a portion of its valuation allowance for net deferred tax assets associated with its U.S. operations (approximately $2,500) which resulted in the recording of a net tax benefit of $1,437 for the quarter ended June 30, 2007. The reversal of a portion of the U.S. operations deferred tax valuation allowance was based upon the U.S. operations historical operating performances and management’s expectation that the operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its net operating loss carryforwards. Partially offsetting the benefits of the valuation allowance releases in the fiscal years ended June 30, 2008 and 2007 were (a) foreign income taxed at rates higher than the U.S. statutory rate, (b) no benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not and (c) foreign and domestic permanent items. Therefore, the effective tax rates (excluding the reversal of a portion of the valuation allowance) of 42.0% for the fiscal year ended June 30, 2008 and 45.5% for the fiscal year ended June 30, 2007 differ from the statutory rate. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required.

Net Income.  The Company’s net income amounted to $6,436 for the fiscal year ended June 30, 2008 and primarily reflects the higher income from operations, partially offset by higher interest expense coupled with a favorable tax rate when compared to net income of $6,640 for the fiscal year ended June 30, 2007. Currency translation favorably impacted net income by approximately $1,838.

Fiscal Year Ended June 30, 2007 Versus Fiscal Year Ended June 30, 2006

Overview

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

The results of the acquired companies are included in the financial statements as reported from the dates of their respective acquisitions and are addressed specifically in the discussion below.

In conjunction with the acquisitions, the Company also negotiated a new credit facility consisting of a term loan of $15,000 and a $35,000 revolving line of credit. Proceeds of the new facility were used to finance the acquisitions and repay the Company’s existing credit facility.

For the year ended June 30, 2007, net sales as reported were $201,477 representing approximately a 12% increase over the previous year’s net sales as reported. Net sales during the period were favorably impacted by the acquisitions and currency exchange rates as more fully described in the sections below and were negatively impacted by decreased demand in the commercial and newspaper markets served by the Company’s European and Asian subsidiaries.

Gross margins as reported declined to 32.6% versus the prior year’s margins of 33.6%. This decrease was attributable to the lower volume of sales, unfavorable overhead absorption, and unfavorable sales mix in the legacy businesses coupled with lower margins of the acquired businesses.

Operating income as reported of 5% of net sales for the year ended June 30, 2007 was lower than the 5% of sales in the previous year primarily as a result of the lower revenue from the legacy businesses, reduced gross profit, and higher operating expenses (including $4,615 from acquired businesses and restructuring expenses of $994).

Additionally the results for the year ended June 30, 2007 reflect higher interest expense associated with higher debt levels and a reversal of a portion of the valuation allowance for net deferred tax assets associated with the Company’s U.S. operations.

Consolidated Results

Net Sales.  Net sales for the fiscal year ended June 30, 2007, excluding the acquisitions of Oxy-Dry and Hildebrand, of $181,472 were virtually flat versus net sales of $179,380 for the fiscal year ended June 30, 2006. Currency rate fluctuations effecting the Company’s overseas operations increased net sales for the current period by $5,685. Excluding the effects of currency translations, net sales decreased $3,593 or 2%. Sales of the acquired businesses of $20,005 for the fiscal year ended June 30, 2007 brought reported net sales to $201,477.

The net sales decrease, excluding the effects of the acquired businesses and currency translations, primarily reflects decreased revenue in Europe and Asia, partially offset by increased revenue in the Americas.

In Europe, net sales (excluding the effects of the acquired businesses and currency translations) decreased approximately $2,460. The decline was attributable to lower demand in fiscal year 2007 for the Company’s commercial cleaning and spray dampening systems in the newspaper marketplace.

In Asia, particularly Japan, sales declined approximately $2,429 (excluding the effects of currency translations). The decline was attributable to softness in both the Japanese commercial and newspaper markets, combined with pricing pressure.

In the Americas, particularly the U.S., net sales (excluding the effects of the acquired businesses) increased approximately $1,296, primarily related to an increased demand in the commercial market for the Company’s cleaning systems.

Gross Profit.  Gross profit for the fiscal year ended June 30, 2007(excluding the effects of the acquired businesses) of $60,303 (33.2% of sales) was flat versus the $60,308 (33.6% of sales) for the fiscal year ended June 30, 2006. Excluding the favorable foreign currency translation effect of $2,441, gross profit decreased $2,446 or 4%. Gross profit declined primarily as a result of lower volume and unfavorable sales mix, coupled with the unfavorable cost absorption associated with the lower volume. Gross profit of $5,471 of the acquired businesses increased reported gross profit to $65,774 (32.6% of net sales).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, (excluding the acquired businesses) of $34,366 for the fiscal year ended June 30, 2007 were flat versus the fiscal year ended June 20, 2006. Excluding the effects of foreign currency translations of $1,102, SG&A expenses decreased $1,262 or 4%.

G&A expenses (excluding the acquired businesses) of $21,288 for the fiscal year ended June 30, 2007 increased $1,467 or 7% versus the fiscal year ended June 30, 2006. Excluding the effects of currency translation of $556, G&A expenses increased $911 or 5%. This increase relates primarily to increased expenses associated with stock based compensation of approximately $330, higher consulting/professional services costs related to audit, tax and other financial services fees of approximately $575 and severance and employee procurement costs of approximately $500. These increases were partially offset by lower incentive compensation costs. G&A of $1,761 of the acquired businesses increased reported G&A to $23,049.

Selling expenses (excluding the acquired businesses) of $13,078 for the fiscal year ended June 30, 2007 decreased $1,627 or 11%. Excluding the effects of currency translations of $546, selling expenses decreased $2,173 or 15%. The decrease in selling expenses reflects the level of sales activity coupled with decreases in commissions and trade show costs. Selling expenses of the acquired businesses of $1,827 increased reported selling expenses to $14,905.

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

Restructuring.  In conjunction with the acquisition of Oxy-Dry, the Company recorded $994,000 of restructuring costs during the physical year ended June 30, 2007 versus $0 in the prior fiscal year period. The restructuring plan, designed to achieve efficiencies in sales, marketing, administrative and operational activities primarily in Germany, the U.S and the U.K., included employee termination costs of $710,000, facility and lease termination costs of $175,000 and other associated costs of $109,000.

Interest and Other.  Interest expense of $2,272 for the fiscal year ended June 30, 2007 increased $1,198 versus the fiscal year ended June 30, 2006. This increase reflects higher average debt levels during the fiscal year ended June 30, 2007 of approximately $22,000 versus the fiscal year ended June 30, 2006. In addition the interest expense for the twelve months ended June 30, 2007 includes $282 of amortization of capitalized finance costs. As noted above, the increase in debt is primarily associated with the acquisitions of Oxy-Dry and Hildebrand. Currency rate fluctuations increased interest expense $95 in fiscal year 2007. Interest income remained virtually flat year over year on a currency adjusted basis while royalty income declined $200. The royalty income in fiscal year 2006 was the result of final royalty payments and true ups for the group of patents that provided the royalty income stream.

Other income and expense, net, amounted to expense of $253 and $162 for the fiscal year ended June 30, 2007 and 2006, respectively and primarily reflects net foreign exchange losses.

Income before income taxes.  Income before income taxes for the fiscal year ended June 30, 2007 of $7,598 compared to income before income taxes of $9,690 for fiscal year ended June 30, 2006. For the fiscal year ended June 30, 2007, currency rate fluctuations increased income before income taxes $583. The decrease in income before income taxes was attributable to lower gross profit and higher interest expense and higher operating expenses, including the restructuring charge.

Income Taxes.  The Company recorded an income tax provision of $958 for the fiscal year ended June 30, 2007. During the fourth quarter, the Company reversed a portion of its valuation allowance for net deferred tax assets associated with its U.S. operations (approximately $2,500) which resulted in the recording of a net tax benefit of $1,437 for the quarter ended June 30, 2007. The reversal of a portion of the U.S. operations deferred tax valuation allowance was based upon the U.S. operations historical operating performances and management’s expectation that the operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its net operating loss carryforwards. Partially offsetting this benefit were (a) foreign income taxed at rates higher than the U.S. statutory rate, (b) no benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not and (c) foreign and domestic permanent items. Therefore, the effective tax rate (excluding the reversal of a portion of the valuation allowance in the fourth quarter) of 45.5% for fiscal year ended June 30, 2007 differs from the statutory rate. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required.

Net Income.  The Company’s net income amounted to $6,640 for the fiscal year ended June 30, 2007 and primarily reflects the lower income from operations, combined with higher interest expense, partially offset by favorable tax expense when compared to net income of $6,258 for the fiscal year ended June 30, 2006. Currency translations favorably impacted net income by approximately $587.

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

	Years Ended June 30,
	2008	2007*	2006
	(In thousands)

Cash flow from operating activities:
Net cash provided by operating activities	$7,632	$4,246	$5,810

*	See reclassifications and revisions detail in Note 2 to the consolidated financial statements

Net cash from operating activities for the year ended June 30, 2008 increased $3,386 compared to fiscal year 2007. Higher revenue and profitability led to increased receipts from sales in fiscal year 2008. Disciplined asset management led to a decline in days sales outstanding (59 in fiscal year 2008; 64 in fiscal year 2007) and an increase in inventory turns. Additionally, cash flow from operations benefited from the timing of the payment of certain trade account and notes payable. These increases were partially offset by higher restructuring payments, payments against acquisition related liabilities and lower customer deposits.

	Years Ended June 30,
	2008	2007*	2006*
	(In thousands)

Cash flow from investing activities:
Property and intangibles	$(3,545)	$(1,406)	$(1,441)
Investment in trust assets	—	(750)	(500)
Purchase of Oxy-Dry, net of cash acquired	(298)	(18,184)	—
Purchase of Hildebrand, net of cash acquired	(148)	(2,356)	—
Proceeds from sale of investments	—	—	144

Net cash (used in) investing activities	$(3,991)	$(22,696)	$(1,797)

*	See reclassifications and revision detail in Note 2 to the consolidated financial statements

In fiscal year 2008, the Company utilized $3,991 for investing activities primarily for additions to property, plant and equipment and other intangibles (primarily patents). In fiscal year 2007, the amount utilized primarily reflects the acquisitions of Oxy-Dry and Hildebrand (net of acquired cash) of $20,540. In addition, cash utilized for investing includes additions to property, plant and equipment and other intangibles (primarily patents) of $1,406 in fiscal year 2007 and $1,441 in fiscal year 2006.

In addition, the Company made contributions to a Company sponsored trust of $750 and $500 for fiscal years 2007 and 2006, respectively.

	Years Ended June 30,
	2008	2007	2006
	(In thousands)

Cash flow from financing activities:
Long and short term debt borrowings	$13,414	$66,957	$899
Long and short term debt repayments	(23,992)	(45,163)	(6,563)
Payment of debt financing costs	—	(2,306)	—
Repurchase of Common Stock	(760)	—	—
Other	(111)	731	323

Net cash (used in) provided by financing activities	$(11,449)	$20,219	$(5,341)

The Company’s primary source of external financing is its Credit Agreement, as amended (the “Credit Agreement”), with LaSalle Bank National Association (“LaSalle”), which was subsequently acquired by and will be referred to hereinafter as Bank of America (“BofA”).

During fiscal year 2008 the Company utilized cash in financing activities of $11,449. Based on the strength of its operating cash flow, the Company was able to make net debt repayments against its external credit facilities of $10,578. In addition, the Company utilized $760 of cash to purchase shares of its Class A Common Stock under its share repurchase program. At June 30, 2008, approximately $2.5 million remains available for use under the share repurchase program.

During fiscal year 2007, the Company entered into a Credit Agreement with Bank of America (“BofA”). Under the terms of the Credit Agreement, the Company received a $35 million bridge loan, the proceeds of which were used to refinance the Company’s previously existing obligations with Maple Bank GmbH and fund the acquisition of Oxy-Dry and Hildebrand and the associated closing costs. The Credit Agreement provided for the bridge loan to be converted to a permanent facility, consisting of a $15 million term loan (the “Term Loan”) and $35 million of revolving lines of credit. On January 19, 2007, the Company initiated a draw on this permanent financing facility using the proceeds to repay the aforementioned bridge loan and associated interest. The term of the permanent facility is five years, maturing on November 21, 2011. Commencing on February 21, 2007, the Company is required to repay the Term Loan in quarterly installments as provided in the Credit Agreement through November 21, 2011. Payments against the term loan in fiscal years 2008 and 2007 were approximately $2,311 and $787, respectively.

Interest rates under the permanent facility, depending on which option the Company elects under the Credit Agreement, are based on London Interbank Offering Rates (“LIBOR”), or in the case of U.S. dollar loans, at the prime rate. Loans based on LIBOR bear interest at LIBOR plus: i) 2.50% when the total debt to EBITDA ratio is greater than 3.00:1, ii) 2.25% when the total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1, iii) 2.00% when the total debt to EBITDA ratio is greater than 2.00:1 but less than or equal to 2.50:1, and iv) 1.75% when the total debt to EBITDA ratio is less than or equal to 2.00:1. Loans based on the prime rate bear interest at the prime rate plus: i) 1.00% when the total debt to EBITDA ratio is greater than 3.00:1, ii) 0.75% when the total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1, iii) 0.50% when the total debt to EBITDA ratio is greater than 2.00:1 but less than or equal to 2.50:1, and iv) 0.25% when the total debt to EBITDA ratio is less than or equal to 2.00:1.

The Credit Agreement requires the Company to maintain minimum EBITDA, Fixed Charge Coverage Ratio and Total Funded Debt Ratio. The Agreement provides that total EBITDA, as defined in the Agreement, must not be less than i) $10,000,000 for each of the computation periods ending on December 31, 2006 and March 31, 2007 ii) $11,000,000 for each of the computation periods ending on June 30, 2007 and September 30, 2007 and iii) any computation period ending on December 31, 2007 and thereafter: $12,000,000. The Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must not be less than 1.25 to 1.0 commencing with the computation period ending on December 31, 2006. Total Funded Debt Ratio, as defined in the Credit Agreement shall not exceed i) 3.50 to 1.0 for any computation period ending on or after December 31, 2006 and on or before March 31, 2009 and ii) 3.00 to 1.0 for any computation period on or after June 30, 2009. The Company was in compliance with loan covenants at June 30, 2007 and 2008.

Borrowings under the Credit Agreement in the U.S. are secured by substantially all of the domestic assets (approximately $28,000) and in Europe by a pledge of the stock of the Company’s European subsidiaries.

During fiscal year 2007, the Company incurred $2.1 million of deferred financing cost in association with the refinancing which is being amortized over 60 months.

In addition, during the quarter ended December 31, 2007, the Company announced a restructuring plan. The current year restructuring plan is designed to achieve operational efficiencies in Germany and consists entirely of employee terminations. The Company expects to incur aggregate cash expenditures of approximately $960, of which approximately $398 was incurred during fiscal year 2008 related to this action. Annual estimated savings from these actions is approximately $1.2 million.

The Company maintains relationships with both foreign and domestic banks, which combined, have extended credit facilities totaling $64,827 at June 30, 2008. As of June 30, 2008, the Company had $31,325 outstanding (including Letters of Credit and Guarantees under these facilities). The amount available under these facilities at June 30, 2008 is $33,502.

The Company believes that its cash flow from operations, along with its available bank lines of credit and alternative sources of borrowing, are sufficient to finance its operations and other capital requirements over the term of the current financing.

At June 30, 2008 and 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, where established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Contractual Obligations

The Company’s contractual obligations as of June 30, 2008 are summarized below:

	Fiscal Years Ending June 30,
	Total at
	June 30,						2014 and
	2008	2009	2010	2011	2012	2013	thereafter
	(In thousands)

Loans payable	$3,767	$3,767	$—	$—	$—	$—	$—
Capital lease obligations	361	146	129	83	3	—	—
Long-term debt	21,435	3,472	6,485	4,882	6,596	—	—
Non-cancelable operating lease obligations	27,649	6,860	5,166	3,408	2,521	2,102	7,592
Purchase commitments (materials)	18,130	16,527	1,603	—	—	—	—
Supplemental compensation	3,770	549	212	372	382	387	1,868
Restructuring and integration payments	881	881	—	—	—	—	—
Interest expense	3,422	1,321	1,079	706	316	—	—

Total contractual cash obligations	$79,415	$33,523	$14,674	$9,451	$9,818	$2,489	$9,460

New Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on July 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 9 for additional information including the effects of adoption.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”, to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning July 1, 2008, and interim periods within that fiscal year. In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. We are assessing the impact, if any, which the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.

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

Interest Rate and Debt Sensitivity

As of June 30, 2008, the Company had debt totaling $25,202, most of which bears interest at floating rates.

The Company performed a sensitivity analysis as of June 30, 2008, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would affect the Company’s pre-tax income by approximately $252. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

Currency Exchange Rate Sensitivity

The Company derived approximately 80% of its revenues from countries outside of the United States for the fiscal year ended June 30, 2008. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company’s policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company’s financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural overall hedge.

The Company performed a sensitivity analysis as of June 30, 2008 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company’s pre-tax income by approximately $630. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company’s actual exposures and hedges.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Baldwin Technology Company, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin Technology Company, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years then ended. Our audits of the basic financial statements included the financial statement schedule II listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans, effective as of June 30, 2007, in connection with the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Post Retirement Plans.”

As discussed in Note 9 to the consolidated financial statements, the Company adopted the provision of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” effective July 1, 2007.

/s/  Grant Thornton LLP
Grant Thornton LLP

New York, New York
September 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Baldwin Technology Company, Inc.

In our opinion, the consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2006 present fairly, in all material respects, the results of operations and cash flows of Baldwin Technology Company, Inc. and its subsidiaries for the year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers, LLP
PricewaterhouseCoopers, LLP

Stamford, CT
September 28, 2006

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2008	2007
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents*	$9,333	$16,034
Accounts receivable trade, net of allowance for doubtful accounts of $1,180 ($1,876 at June 30, 2007)	42,262	40,713
Notes receivable, trade	7,303	7,150
Inventories	31,804	30,384
Deferred taxes, net	1,497	1,780
Prepaid expenses and other	7,016	5,584

Total current assets	99,215	101,645

MARKETABLE SECURITIES:
(Cost $594 at June 30, 2008 and $564 at June 30, 2007)	591	781

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,408	1,116
Machinery and equipment	7,257	6,152
Furniture and fixtures	5,479	5,347
Capital leases	269	278

	14,413	12,893
Less: Accumulated depreciation	(8,254)	(7,518)

Net property, plant and equipment	6,159	5,375

INTANGIBLES, less accumulated amortization of $8,100 ($6,608 at June 30, 2007)	11,949	11,169
GOODWILL, less accumulated amortization of $3,765 ($3,293 at June 30, 2007)	27,751	24,741
DEFERRED TAXES, NET	6,858	6,793
OTHER ASSETS*	7,135	6,676

TOTAL ASSETS	$159,658	$157,180

*	See reclassifications and revisions detail in Note 2 to the consolidated financial statements

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

	June 30,	June 30,
	2008	2007
	(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Loans payable	$3,767	$3,249
Current portion of long-term debt	3,472	2,501
Accounts payable, trade	23,376	19,976
Notes payable, trade	8,661	7,009
Accrued salaries, commissions, bonus and profit-sharing	9,572	7,942
Customer deposits	1,001	5,876
Accrued and withheld taxes	2,104	1,793
Income taxes payable	1,070	1,518
Other accounts payable and accrued liabilities	15,100	17,559

Total current liabilities	68,123	67,423

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	17,963	26,929
Other long-term liabilities	11,959	8,288

Total long-term liabilities	29,922	35,217

Total liabilities	98,045	102,640

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,139,734 shares issued at June 30, 2008 and 17,875,622 shares issued at June 30, 2007	142	179
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,142,555 shares issued at June 30, 2008 and 1,486,825 shares issued at June 30, 2007	11	15
Capital contributed in excess of par value	46,398	59,499
Accumulated earnings	9,284	5,266
Accumulated other comprehensive income	5,778	3,051
Less: Treasury stock, at cost:
Class A — zero shares (3,634,070 shares at June 30, 2007)
Class B — zero shares (294,270 shares at June 30, 2007)	—	(13,470)

Total shareholders’ equity	61,613	54,540

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$159,658	$157,180

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2008	2007	2006
	(In thousands, except per share data)

Net sales	$236,330	$201,477	$179,380
Cost of goods sold	161,585	135,703	119,072

Gross profit	74,745	65,774	60,308

Operating expenses:
General and administrative	26,008	23,049	19,821
Selling	18,197	14,905	14,705
Engineering and development	18,640	16,913	15,181
Restructuring charges	960	994	—

	63,805	55,861	49,707

Operating income	10,940	9,913	10,601

Other (income) expense:
Interest expense	3,127	2,272	1,074
Interest (income)	(183)	(210)	(125)
Royalty (income), net	—	—	(200)
Other (income) expense, net	(271)	253	162

	2,673	2,315	911

Income from operations before income taxes	8,267	7,598	9,690

(Benefit) provision for income taxes:
Domestic	(1,437)	(2,478)	(274)
Foreign	3,268	3,436	3,706

Total income tax provision	1,831	958	3,432

Net income	$6,436	$6,640	$6,258

Net income per share:
Net income per share — basic	$0.42	$0.44	$0.42

Net income per share — diluted	$0.41	$0.42	$0.40

Weighted average shares outstanding:
Basic	15,444	15,169	14,966

Diluted	15,730	15,716	15,713

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Capital		Accumulated
	Class A		Class B		Contributed	Accumulated	Other
	Common Stock		Common Stock		in Excess of	Earnings/	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	par Value	(Deficit)	Income	Shares	Amount	Income
	(In thousands, except shares)

Balance at June 30, 2005	16,575,349	$166	2,137,883	$21	$57,065	$(7,632)	$2,332	(3,802,666)	$(12,721)

Year ended June 30, 2006:
Net income for the year						6,258				$6,258
Translation adjustment							181			181
Unrealized gain on available-for sale securities, net of tax							69			69
Amortization stock-based compensation					466
Shares converted Class B to Class A	600,308	6	(600,308)	(6)
Unrealized loss on forward contracts							74			74
Shares issued under stock option plan	200,558	2	106		412
Reduction in note receivable through exchanged shares								(121,806)	(730)
Increase in minimum pension liability							(30)			(30)

Comprehensive income										$6,552

Balance at June 30, 2006:	17,376,215	$174	1,537,681	$15	$57,943	$(1,374)	$2,626	(3,924,472)	$(13,451)

Year ended June 30, 2007:
Net income for the year						6,640				$6,640
Translation adjustment							413			413
Unrealized gain on available-for sale securities, net of tax							17			17
Amortization stock-based compensation					782
Reduction of minimum pension liability, net of tax							110			110
Recognition of pension funded status, net of tax							(76)
Shares converted Class B to Class A	51,068		(51,068)
Unrealized gain on forward contracts							(39)			(39)
Shares issued under stock option plan	448,339	5	212		774			(3,868)	(19)

Comprehensive income										$7,141

Balance at June 30, 2007:	17,875,622	$179	1,486,825	$15	$59,499	$5,266	$3,051	(3,928,340)	$(13,470)

Year ended June 30, 2008
Adoption of FIN 48 — uncertain tax positions						(2,418)
Net income for the year						6,436				6,436
Translation adjustment							3,194			3,194
Unrealized loss on available- for-sale securities, net of tax							(128)			(128)
Recognition of pension funded status, net of tax							(339)			(339)

Comprehensive income										$9,163

Amortization of stock based compensation					1,031
Repurchase of shares								(289,095)	(760)
Shares converted Class B to Class A	50,000	1	(50,000)	(1)
Retirement of treasury stock	(3,931,400)	(39)	(294,270)	(3)	(14,233)			4,225,670	14,275
Shares issued under stock option plan	145,512	1			101			(8,235)	(45)

Balance at June 30, 2008:	14,139,734	$142	1,142,555	$11	$46,398	$9,284	$5,778	0	$0

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$6,436	$6,640	$6,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,827	2,222	1,458
Deferred taxes	1,420	(345)	2,320
Provision for losses on accounts receivable	257	309	158
Write-off of fixed assets	—	—	55
Restructuring charges	960	994	—
Gain on sale of investments	—	—	(92)
Stock compensation costs	1,031	782	466
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	3,279	(565)	(4,355)
Inventories	1,534	(1,074)	686
Prepaid expenses and other	(782)	46	(1,439)
Other assets	(24)	(44)	(3)
Customer deposits	(4,890)	(545)	657
Accrued compensation	464	(380)	(34)
Payments of restructuring charges	(859)	(533)	—
Payments of integration costs	(1,524)	(1,153)	—
Accounts and notes payable, trade	1,623	277	150
Income taxes payable	(859)	380	(180)
Accrued and withheld taxes	311	(243)	(5)
Other accounts payable and accrued liabilities	(3,497)	(2,642)	(269)
Interest payable	(75)	120	(21)

Net cash provided by operating activities*	7,632	4,246	5,810

Cash flows from investing activities:
Investment in trust assets*	—	(750)	(500)
Purchase of Oxy-Dry, net of cash acquired	(298)	(18,184)	—
Purchase of Hildebrand, net of cash acquired	(148)	(2,356)	—
Additions of property, plant and equipment	(1,857)	(744)	(921)
Additions of intangibles	(1,688)	(662)	(520)
Proceeds from sale of investments	—	—	144

Net cash (used in) investing activities*	(3,991)	(22,696)	(1,797)

Cash flows from financing activities:
Long-term and short-term debt borrowings	13,414	66,957	899
Long-term and short-term debt repayments	(23,992)	(45,163)	(6,563)
Principal payments under capital lease obligations	(111)	(153)	(91)
Payment of debt financing costs	—	(2,306)	—
Other long-term liabilities	(102)	105	—
Repurchase of Common Stock	(760)	—	—
Proceeds from stock option exercise	102	779	414

Net cash (used in) provided by financing activities	(11,449)	20,219	(5,341)

Effect of exchange rate changes	1,107	(221)	371

Net increase (decrease) in cash and cash equivalents	(6,701)	1,548	(957)
Cash and cash equivalents at beginning of year*	16,034	14,486	15,443

Cash and cash equivalents at end of year*	$9,333	$16,034	$14,486

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,247	$2,205	$1,121
Income taxes	$1,551	$555	$2,094
Non-cash investing and financing activities:
Capital lease obligation	$—	$—	$411
Settlement of long term note receivable with exchange of shares	$—	$—	$730

*	See reclassifications and revisions detail in Note 2 to the consolidated financial statements

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except for share and per share data)

Note 1 —	Organization of Business:

Baldwin Technology Company, Inc. and its subsidiaries (“Baldwin” or the “Company”) are engaged primarily in the development, manufacture and sale of process automation equipment and related consumables for the printing and publishing industry. Headquartered in Shelton, Connecticut, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia, Australia and Europe. The Company manages its business as one reportable business segment built around its core competency in process automation and equipment.

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

Accounts Receivable, Notes Receivable/Payable.  Accounts receivable are recorded at their net realizable value after deducting an allowance for doubtful accounts. Such deductions reflect either specific cases or estimates based on historical incurred losses. Notes receivable trade, reflect promissory notes issued by customers of the Company’s Japanese subsidiary. Notes payable trade, reflect obligations of the Company’s Japanese subsidiary to suppliers.

Translation of Foreign Currencies.  All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates, and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders’ equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or charged to “Other expense (income), net” for the fiscal years ended June 30, 2008, 2007 and 2006 were $66, $513 and ($323), respectively.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. For the fiscal years ended June 30, 2008, 2007 and 2006, one customer accounted for more than 10% of the Company’s net sales and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15%, 17% and 18%, of the Company’s net sales for the fiscal years ended June 30, 2008, 2007 and 2006, respectively and 15% and 17% of trade accounts receivable at June 30, 2008 and 2007, respectively. The Company’s ten largest customers accounted for approximately 46%, 49% and 50% of the Company’s net sales for each of the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Foreign cash balances at June 30, 2008 and 2007 were $8,582 and $14,300, respectively.

Marketable Securities.  The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses net of income taxes, reported as a component of other comprehensive income (loss) included within shareholders’ equity. Cost is determined using the average cost method.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. If the FIFO method had been used for all inventories, the total stated amount for inventories would have been $1,045 and $959 greater as of June 30, 2008 and 2007, respectively. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment.  The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the shorter of the lease term or the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,645, $1,378 and $970 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Long-lived Assets.  Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company believes that no impairment of its long-lived assets existed at June 30, 2008 or at June 30, 2007.

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

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Paid-in Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).

Goodwill and Other Intangible Assets.  Goodwill is tested for impairment at the reporting unit level at least annually, by determining the fair value utilizing discounted cash flows of the reporting unit and comparing the fair value with its recorded book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit. The Company performed its annual impairment assessment by utilizing a discounted cash flow model and determined that no impairment existed as of June 30, 2008.

Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 30 years. Amortization expense amounted to $1,182, $844 and $488 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Income Taxes.  Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considers all available evidence including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made.

Fair Value Disclosure of Financial Instruments.  The Company’s financial instruments consist of cash, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable, other short and long-term borrowings, and derivative financial instruments. The current carrying amount of these instruments approximates fair market value as they are indicative of the cash that would have been received or required had settlement been made at June 30, 2008 and at June 30, 2007.

Warranty.  The Company’s standard contractual warranty provisions are to repair or replace, at the Company’s option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs at the time of sale and is included in “Cost of goods sold”. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percent of revenue discussed above. The Company has accrued estimated future warranty and customer support obligations of $5,421 and $4,820 at June 30, 2008 and 2007, respectively, which are included in “Other accounts payable and accrued liabilities” (see Note 18).

Revenue Recognition.  The Company’s products are sold with terms and conditions that vary depending on the nature of the product sold and the cultural and business environments in which the Company operates.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes revenue based on the type of product sold and the obligations under the contract. Revenue is recognized on contracts for design, manufacture and delivery of equipment without installation (equipment sales) and parts, service and consumables at the time of shipment or rendering of services. The Company considers revenue realized on equipment sales when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. In contracts that include additional services, including installation, start-up and/or commissioning (system sales), the Company recognizes revenue on each element of the contract as appropriate. Installation services are provided to the customer on an as-needed basis and may be contracted for separately or included in the same contract as the equipment sale. Revenue is recognized for installation services at the completion of the contractually required services.

Contracts for system sales may include multiple-element revenue arrangements. When the Company enters into multiple-element revenue arrangements, which may include installation services as a contractual element, along with the purchase price of the product as a contractual element, the arrangement is separated into its stand-alone elements for revenue recognition purposes. When the delivered item has value to the customer on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement does not include a general right of return, revenue is recognized on each element as separate units of accounting. If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being deferred until the last undelivered contractual element is fulfilled.

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

The Company uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment and risk of loss have passed to the ultimate customer, who then becomes obligated to pay with no right of return.

Shipping and Handling, Advertising.  Costs related to shipping and handling are included in cost of goods sold in the Consolidated Statement of Operations. The Company expenses advertising costs when incurred. Advertising expense was $222, $275 and $221 for fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Deferred Financing Costs.  The Company capitalizes costs associated with the issuance of debt, including bank, legal, investment advisor and accounting fees and other expenses. Deferred financing costs are amortized over the term of the related financing transaction and are included in interest expense.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the determination of accrued expenses including warranty, accounts receivable and inventory valuations, revenue recognition, useful lives of assets, deferred tax asset valuations, stock option valuation, and goodwill and intangibles. Actual results could differ from those estimates.

Royalty income.  The Company owns a number of patents and patent applications relating to Baldwin’s products, some of which provide royalty income to the Company. Patented products represent a significant portion of the Company’s net sales for all periods presented. The Company’s patents expire at different times during the next twenty years. The expiration of patents in the near future, in general, has not and is not expected to have a material adverse effect on the Company’s net sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.

New Accounting Pronouncements.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on July 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 9 for additional information including the effects of adoption.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”, to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires additional derivative disclosures, including objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require (a) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the Consolidated Statement of Earnings and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal year beginning July 1, 2008, and interim periods within that fiscal year. The Company is currently evaluating the provisions of SFAS No. 157 and the resulting impact of adoption on the financial statements. In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. We are assessing the impact, if any, which the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.

Reclassifications and Revisions.  Certain amounts in the 2008, 2007 and 2006 Consolidated Financial Statements and Notes have been reclassified to conform to the 2008 presentation. In particular, the Company has revised its Consolidated Financial Statements as of June 30, 2007 to revise the classification of assets held by a Company sponsored trust. Changes to the June 30, 2007 balance sheet reflect an immaterial reclass of $1,341 from cash and cash equivalents to other assets. The fiscal year 2006 statement of cash flows reflects an immaterial reduction to cash and equivalents at end of year of $500. Corresponding immaterial reclassifications in the fiscal years 2006 and 2007 statement of cash flows have also been made to revise fiscal year 2007 cash provided by operating activities of $91 and fiscal years 2007 and 2006 cash used in investing activities of $750 and $500, respectively.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Accumulated Other Comprehensive Income (Loss):

Accumulated Other Comprehensive Income (Loss) (“OCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Accumulated other comprehensive income (loss) consists of the following:

	For the Years Ended June 30,
	2008	2007
	(In thousands)

Cumulative translation adjustment	$6,195	$3,001
Unrealized gain (loss) on investments, net of tax benefit of $1, (expense of $91 at June 30, 2007)	(2)	126
Pension funded status, net of tax benefit of $156 (benefit of $55 at June 30, 2007)	(415)	(76)

	$5,778	$3,051

Note 4 —	Earnings per Share:

The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 657,334, 30,000 and 321 shares of common stock were outstanding at June 30, 2008, June 30, 2007 and June 30, 2006, respectively but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

	For the Years Ended June 30,
	2008	2007	2006
	(In thousands, except per share data)

Determination of shares:
Average common shares outstanding	15,444	15,169	14,966
Assumed conversion of dilutive stock options and awards	286	547	747

Diluted average common shares outstanding	15,730	15,716	15,713

Basic earnings per common share	$0.42	$0.44	$0.42
Diluted earnings per common share	$0.41	$0.42	$0.40

Note 5 —	Business Segment Information:

	For the Years Ended June 30,
	2008	2007	2006
	(In thousands)

Geographic information:
Sales* by major country:
United States	$49,585	$39,800	$30,061
Japan	52,832	46,854	52,027
Germany	74,506	63,081	53,644
Sweden	26,286	23,300	21,270
United Kingdom	13,273	11,972	9,724
All other — foreign	19,848	16,470	12,654

Total sales by major country	$236,330	$201,477	$179,380

*	sales are attributed to the geographic area based on location of the subsidiary recording the external sale.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years June 30,
	2008	2007	2006
	(In thousands)

Long-lived assets by major country:
United States	$1,775	$1,796	$708
Japan	853	681	670
Germany	3,212	1,201	724
Sweden	2,069	1,998	1,964
All other — foreign	417	2,227	194

Total long-lived assets by major country	$8,326	$7,903	$4,260

Long-lived assets primarily includes the net book value of property, plant and equipment and other tangible assets.

Note 6 —	Inventories:

Inventories, net of reserve, consist of the following:

	For the Year Ended June 30, 2008
	Domestic	Foreign	Total
	(In thousands)

Raw materials	$3,460	$11,925	$15,385
In process	439	5,189	5,628
Finished goods	4,211	6,580	10,791

	$8,110	$23,694	$31,804

	For the Year Ended June 30, 2007
	Domestic	Foreign	Total
	(In thousands)

Raw materials	$3,416	$10,760	$14,176
In process	338	4,889	5,227
Finished goods	4,270	6,711	10,981

	$8,024	$22,360	$30,384

Note 7 —	Loans Payable:

	Rate		Amount
			(In thousands)

Loans Payable at June 30, 2008:
Foreign subsidiaries	1.86	% (average)	$3,767

Loans Payable at June 30, 2007:
Foreign subsidiaries	2.53	% (average)	$3,249

The maximum amount of bank loans payable outstanding during the year ended June 30, 2008 was $4,576 ($3,456 in 2007). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. The majority of the loans are uncollateralized; however, certain of these loans are collateralized by the current assets associated with the foreign subsidiaries where the loans are drawn.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Long-Term Debt:

	June 30, 2008		June 30, 2007
	Current	Long-Term	Current	Long-Term
	(In thousands)

Revolving Credit Facility due November 21, 2011, interest rate one-month prime rate 5.0% plus 0.75%(a)	$—	$3,850	$—	$12,800
Revolving Credit Facility due November 21, 2011, interest rate one-month EURIBOR rate 4.456% plus 2.25%(a)	—	2,519	—	1,175
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments interest rate one-month EURIBOR rate 4.480% plus 2.25%(a)	3,356	11,594	2,099	12,853
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81%(b)	78	—	271	68
Note payable by foreign subsidiary through 2008, interest rate 6.95%(c)	38	—	131	33

	$3,472	$17,963	$2,501	$26,929

(a)	The Company’s primary source of external financing is the Company’s credit agreement and its amendments (“the Credit Agreement”) with LaSalle Bank National Association (“LaSalle”), which was subsequently acquired by and will be referred to hereinafter as Bank of America (“BofA”). Interest rates depend on which borrowing option the Company exercises under the Credit Agreement. The Credit Agreement requires the Company to maintain certain minimum net worth and leverage ratios. At June 30, 2008, the Company was in compliance with all financial covenants. Borrowings under the Credit Agreement in the U.S. are secured by substantially all domestic assets (approximately $27,000) and in Europe by a pledge of European subsidiary stock.

(b)	Yen 100,000 three-year term loan. Quarterly principal payment of Yen 8,333, interest rate at Tokyo Inter Bank offered rate (TIBOR) plus 0.75%. The Company entered into an interest rate swap that converts variable rate payables to a fixed rate of 1.81% and has the same maturity date as the term loan.

(c)	Note is collateralized by a building as outlined in the indenture relating to this note.

In addition, the Company has a Euro-based credit facility with a foreign lender (5,000 Euro approximately $7,872 at June 30, 2008). The interest rate for Euro-based borrowings is 7.5%; the interest rate for U.S. dollar-based borrowings is 8.75%. At June 30, 2008 and 2007 there were no amounts outstanding under this arrangement.

The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long-term credit facilities to the Company totaling $64,827. As of June 30, 2008, the Company had $31,325 outstanding (including Letters of Credit). The amount available under these credit facilities at June 30, 2008 is $33,502.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt in each fiscal year ending after June 30, 2008 are as follows:

Fiscal Year Ending June 30,
(In thousands)

2009	$3,472
2010	6,485
2011	4,882
2012	6,596
2013	—
2014 and thereafter	—

$21,435

Note 9 —	Taxes on Income:

Income (loss) before income taxes and the (benefit) provision for income taxes are comprised of:

	For the Years Ended June 30,
	2008	2007	2006

Income (loss) before income taxes:
Domestic	$1,122	$(1,133)	$1,184
Foreign	7,145	8,731	8,506

	$8,267	$7,598	$9,690

(Benefit) provision for income taxes:
Currently payable:
Domestic	$187	$22	$(274)
Foreign	1,245	901	1,200

	1,432	923	926

Deferred:
Domestic	$(1,624)	$(2,500)	$—
Foreign	2,023	2,535	2,506

	399	35	2,506

Total income tax provision	$1,831	$958	$3,432

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007

Deferred tax assets (liabilities):
Foreign tax credit carryforwards	$6,152	$2,886
Foreign net operating loss carryforwards	10,248	15,106
Domestic net operating loss carryforwards	300	3,789
Capital loss carryforwards	218	236
Inventories	1,140	1,103
Pension/deferred compensation	2,638	2,317
Restructuring and FAS 141 liabilities	—	796
Identifiable intangibles	(2,241)	(2,505)
Other deferred tax assets, individually less than 5%	1,873	1,717
Other deferred tax liabilities, individually less than 5%	(83)	(993)

Net deferred tax asset	20,245	24,452
Valuation allowance	(11,890)	(15,879)

Total net deferred tax assets	$8,355	$8,573

At June 30, 2008, net operating loss carryforwards of $52,806 and $833, respectively, may be available to reduce future foreign and domestic taxable income. The majority of the Company’s foreign net operating loss (“NOL”) carry-forwards have an indefinite carry-forward period, while the domestic NOLs begin to expire in June 2022. In addition, as of June 30, 2008, the Company has indefinite foreign capital loss carry-forwards available in the amount of $779.

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The change in the valuation allowance for the period ended June 30, 2008 primarily reflects the reversal of a portion of the valuation allowance for the net deferred tax assets associated with the Company’s U.S. operations (approximately $1,640), net of the establishment of valuation allowance associated with certain foreign affiliates (approximately $548). The reversal of this valuation allowance is based upon the U.S. operations historical operating performance and expectation that the U.S. will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with foreign tax credit carryforwards. The remaining change in the valuation allowance was due to changes in deferred tax assets on which there was valuation allowance.

The Company has not had to provide for income taxes on $28,238 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company’s intention to indefinitely reinvest those earnings.

At the beginning of the first quarter of the fiscal year ending June 30, 2008, the Company adopted the provisions of FIN 48. Upon adoption of FIN 48, the Company recognized an increase of $2,418 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the beginning balance of retained earnings. As of the date of adoption, and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $4,617, including $2,719 of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate. On June 30, 2008, the Company’s unrecognized tax benefits totaled $4,855, including $2,957 of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Where applicable, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits from its global operations in income tax expense. During the fiscal year ending June 30, 2008, the Company accrued $16 in potential interest and penalties associated with uncertain tax positions. In conjunction with the adoption of FIN 48, the Company recognized $194 of interest and penalties. To the extent interest and penalties are accrued in the Company’s income tax expense, such amounts, if reversed, will reduce the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties associated with uncertain tax positions, is as follows:

Year Ended
June 30, 2008
(In thousands)

Balance as of June 30, 2007	$4,617
Additions based on tax positions related to the current year	238

Balance as of June 30, 2008	$4,855

The Company conducts its business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to ongoing tax examinations and assessments in such major jurisdictions as the U.S., Germany, Sweden and Japan. The earliest year for which the Company or its affiliates are subject to examination by tax authorities is the tax year 2000. The Company does not expect there will be any significant changes in the amount of unrecognized tax benefits within the next twelve months.

The reconciliation of the computed “expected” provision (determined by applying the United States Federal statutory income tax rate of 34% to income before income taxes) to the actual tax provision is as follows:

	For the Years Ended June 30,
	2008	2007	2006

Computed “expected” tax provision	$2,811	$2,583	$3,295
Permanent differences	10	618	718
Foreign income taxed at rates other than the U.S. statutory rate	(8)	210	153
Change in deferred tax asset valuation allowance, net of changes in other reserves	(1,092)	(2,332)	(757)
Other reconciling items	110	(121)	23

Total income tax provision	$1,831	$958	$3,432

Note 10 —	Common Stock:

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

With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the Company’s Annual Meeting. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the Company’s Annual Meeting, the remaining directors are elected by the holders of both classes

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of June 30, 2008, the number of outstanding shares of Class B constituted approximately 7.5% of the total number of outstanding shares of both classes of Common Stock.

Class A has no conversion rights; however, Class B is convertible into Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B.

In November 1999, the Company initiated its most recent stock repurchase program. Under the program, the Company is authorized to utilize up to $5,000 to repurchase Class A shares. As of June 30, 2008, 1,107,395 shares of Class A had been repurchased for $2,481. During the fiscal year ended June 30, 2008 a total of 289,095 shares of Class A were repurchased for $760.

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

The 2005 Equity Compensation Plan (the “2005 Plan”) was approved by the Company’s Board of Directors in October 2005 and by its stockholders in November 2005. The 2005 Plan provides for the granting of a variety of awards to the Company’s employees, Eligible Directors and others who provide services to the

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, including stock-based incentives and cash-based incentives. The maximum aggregate number of shares that may be delivered to participants or their beneficiaries pursuant to all awards granted under the 2005 Plan is 1,200,000. During fiscal year 2008, an aggregate of 395,848 restrictive stock/units and stock options were issued under the 2005 Plan. Canceled awards during fiscal year 2008 totaled 16,000, and will become available for future grants. Unless otherwise set forth in an award agreement, awards granted as an option to purchase shares shall vest in three equal annual installments commencing on the second anniversary of the date of such grant. Awards granted as restricted stock/units have restrictions that lapse in three equal annual installments commencing on the first anniversary of the date of such award.

At June 30, 2008, the aggregate number of shares available for future grants under all the Company’s share-based compensation plans is 476,219.

Compensation expense recorded for all of the Company’s share-based compensation plans for the fiscal years, 2008, 2007 and 2006 was $1,031, $782 and $466, respectively. The tax benefit related to this compensation expense for the fiscal years 2008, 2007 and 2006 was $336, $135 and $91.

Stock Options

The following table summarizes activity under the plans during 2008, 2007 and 2006.

	The 1986 Plan					The 1990 Plan
				Weighted					Weighted
				Average					Average
			Option Price	Price				Option Price	Price
	Class A	Class B	Range	A	B	Class A	Class B	Range	A	B

Outstanding at June 30, 2005	183,000	105,000		$4.21	$6.72	8,055	945		$4.40	$5.48

Granted
Canceled	(97,000)	(105,000)	$3.00-$5.62	$5.28	$6.72	(2,694)	(306)	$5.50-$6.88	$5.50	$6.88
Exercised	(46,000)		$3.00	$3.00		(894)	(106)	$2.56-$3.20	$2.56	$3.20

Outstanding at June 30, 2006	40,000	0	$3.00	$3.00		4,467	533	$2.56-$6.41	$4.10	$5.13

Granted
Canceled
Exercised	(40,000)		$3.00	$3.00		(1,788)	(212)	$2.56-$3.20	$2.56	$3.20
Outstanding at June 30, 2007	0	0				2,679	321	$5.12-$6.41	$5.12	$6.41

Granted						0	0	$0.00	$0.00	$0.00
Canceled						(893)	(321)	$5.13-$6.41	$5.13	$6.41
Exercised						(1,786)	0	$5.13	$5.13	$6.41
Outstanding at June 30, 2008	0	0	0	0	0	0	0	$0.00	$0.00	$0.00

Exercisable at June 30, 2008	0	0	$0.00	$0.00	$0.00	0	0	$0.00	$0.00	$0.00

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	The 1996 Plan					The 1998 Plan
				Weighted					Weighted
				Average					Average
			Option Price	Price				Option Price	Price
	Class A	Class B	Range	A	B	Class A	Class B	Range	A	B

Outstanding at June 30, 2005	1,275,667	0	$0.58-$5.50	$2.36	$0.00	39,000	0	$1.13-$5.50	$2.48	$0.00

Granted	105,000		$4.49	$4.49
Canceled	(10,500)		$1.05-$5.50	$2.32
Exercised	(153,664)		$0.82-$5.50	$1.79

Outstanding at June 30, 2006	1,216,503	0	$0.58-$5.60	$2.61	$0.00	39,000	0	$1.13-$5.50	$2.48	$0.00

Granted	140,000		$4.90-$4.95	$4.90
Canceled	(79,168)		$1.93-$5.50	$3.26
Exercised	(339,665)		$0.58-$3.41	$1.87		(9,000)		$1.13-$2.25	$1.63

Outstanding at June 30, 2007	937,670	0	$0.58-$5.50	$3.17	$0.00	30,000	0	$1.13-$5.50	$2.48	$0.00

Granted	0	0	$0.00
Canceled	(66,503)	0	$1.93-$5.50	$4.21
Exercised	(33,332)	0	$1.93-$4.49	$2.80
Outstanding at June 30, 2008	837,835	0	$0.58-$5.50	$3.10	$0.00	30,000	0	$1.13-$5.50	$2.48

Exercisable at June 30, 2008	591,162	0	$0.58-$5.50	$2.61	$0.00	30,000	0	$1.13-$5.50	$2.00

	The 2005 Plan
		Option Price	Weighted
	Class A	Range	Price

Outstanding at June 30, 2007	0	$0.00	$0.00

Granted	150,000	$5.49	$5.49
Canceled	(16,000)	$5.49	$5.49
Exercised	0	$0.00	$0.00

Outstanding at June 30, 2008	134,000	$5.49	$5.49

Exercisable at June 30, 2008	0	$0.00	$0.00

The aggregate intrinsic value of options exercised during the period ended June 30, 2008 was $74.

The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2008:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number of	Average	Average	Number of	Average
Exercise	Outstanding	Remaining	Outstanding	Exercisable	Exercisable
Prices	Options	Contractual Life	Price	Options	Price

$0.58 - $1.50	153,500	3.6 years	$0.97	153,500	$0.97
$1.90 - $3.25	221,001	5.4 years	$2.12	221,001	$2.12
$3.41 - $4.90	418,334	6.8 years	$3.96	181,661	$3.58
$4.95 - $6.41	209,000	6.3 years	$5.47	65,000	$5.50

The aggregate intrinsic value of both outstanding and exercisable options at June 30, 2008 was $294.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total unrecognized compensation costs related to non-vested stock option awards at June 30, 2008 is $604 and is expected to be recognized over the weighted average period of approximately 2.4 years.

The Company estimates the fair value of stock options at the date of grant using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and Staff Accounting Bulletin 107 (SAB 107). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk free rate and the Company’s dividend yield.

The following table presents the weighted average assumptions used for options granted.

	For the Years Ended June 30,
	2008	2007	2006
	(In thousands)

Option term(1)	5	5	5
Volatility(2)	63.57	52.66	56.14
Risk free rate	4.77	4.77	4.70
Dividend yield	—	—	—
Weighted average fair value	$3.18	$2.49	$2.39

(1)	The option term is the number of years that the Company estimates, based on history, that options will be outstanding prior to exercise.

(2)	Prior to fiscal 2006, expected volatility was based on historical volatilities over the expected terms. With the adoption of SFAS 123(R) the Company continues to determine expected volatility based on historical volatilities but has incorporated adjustments associated with an unusually volatile period from its mean-reversion analysis for fiscal years commencing with 2006.

Restricted Stock

During the years ended June 30, 2008 and 2007, the Company issued restricted stock shares/units. Awards granted as restricted stock/units have restrictions that lapse in three equal annual installments commencing on the first anniversary of the date of such award. Compensation expense of $754 and $391 was recognized during the period ended June 30, 2008 and 2007, respectively. The aggregate unrecognized compensation costs related to the non-vested restricted grants at June 30, 2008 was $1,446 and is expected to be recognized over a weighted-average period of approximately 2.0 years.

The following table summarizes outstanding and non-vested shares under the plan for 2008 and 2007.

	The 2005 Plan
		Weighted
	Restricted Stock	Average Grant
	Shares/Units	Date Fair Value

Outstanding and non-vested at June 30, 2006	173,666	$4.04

Granted	206,933	$5.16
Canceled	(36,666)	$4.44
Vested	(57,894)	$4.04

Outstanding and non-vested at June 30, 2007	286,039	$4.80

Granted	245,848	$4.75
Canceled	—	$—
Vested	(111,868)	$4.70

Outstanding and non-vested at June 30, 2008	420,019	$4.80

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Supplemental Compensation:

In the U.S., the Company maintains the Baldwin Technology Profit Sharing and Savings Plan. The Company matches up to 5% of eligible compensation and the participants’ interest in the Company’s contribution vest immediately. Participant contributions are made on a weekly basis, while the Company’s matching contributions are made on a quarterly basis. Employer contributions charged to income were $254, $238 and $169, respectively for the fiscal years ended June 2008, 2007 and 2006.

The assets of the plan are invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company, which constituted approximately 2.5% of the total assets of the Plan at June 30, 2008.

Certain subsidiaries within Europe maintain defined contribution and/or profit sharing plans. Amounts expensed under these plans based upon the age, salary and years of service of employees covered by the plans were as follows:

	For the Years Ended June 30,
	2008	2007	2006
	(In thousands)

Baldwin Germany GmbH	$221	$271	$297
Baldwin IVT AB	59	50	34
Baldwin Jimek AB	77	82	58
Baldwin UK Ltd.	79	64	66
Baldwin Globaltec Ltd.	10	10	9

Total expense	$446	$477	$464

In Germany, there is one pension plan covering two former employees, and the Company’s Japanese subsidiary maintains a retirement plan covering all employees. These defined benefit plans provide for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability, and are partially funded by insurance contracts. The Company also has a non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is unfunded, provides benefits to eligible executives, based on average earnings, years of service and age at retirement or separation of employment. The Company uses a measurement date of June 30 for its defined benefits plans.

The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

	For the Years Ended June 30,
	2008	2007	2006
	(In thousands)

Service Cost — benefits earned during the year	$424	$978	$994
Interest on projected benefit obligation	259	54	120
Annual return on plan assets	(2)	(16)	(4)
Amortization of transition obligation	—	(3)	14
Amortization of net actuarial (gain)	(10)	(3)	(23)

Net periodic pension expense	$671	$1,010	$1,101

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended June 30,
	2008	2007
	(In thousands)

Change in benefit obligation:
Projected benefit obligation — beginning of year	$7,634	$7,454
Service cost — benefits earned during the year	437	968
Interest on projected benefit obligation	300	55
Actuarial (gain) loss	443	(209)
Benefits paid	(859)	(546)
Foreign currency rate changes	645	(88)

Projected benefit obligation — end of year	$8,600	$7,634

Change in plan assets:
Fair value of plan assets — beginning of year	$1,514	$1,372
Actual return on plan assets	19	11
Contributions to the plan	793	799
Benefits paid	(863)	(546)
Foreign currency rate changes	246	(122)

Fair value of plan assets — end of year	1,709	1,514

Funded status at year end	$(6,891)	$(6,120)

Components of above amounts:
Accrued expenses	$(181)	$(112)
Accrued benefit liability (noncurrent)	(6,710)	(6,008)

Total	$(6,891)	$(6,120)

Amounts included in AOCL:
Actuarial losses	$(415)	$(76)

Amount expected to be recognized during next fiscal year actuarial gain	$6	$8

Accumulated benefit obligation	$8,040	$7,226

Weighted average actuarial assumptions:
Discount rate	1.75%-6.00%	1.75%-5.25%
Rate of increase in compensation levels	0.00%-3.00%	0.00%-3.00%
Expected rate of return on plan assets	1.00%-4.10%	1.00%-4.10%

Undiscounted benefit amounts expected to be paid for each of the next five successive fiscal years and for the aggregate next five years thereafter are as follows:

Fiscal Years Ending June 30,	Amount
(In thousands)

2009	$679
2010	$528
2011	$826
2012	$605
2013	$763
Aggregate for 2014 through 2017	$3,704

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount expected to be contributed by the Company to its defined benefit pension plans during fiscal year 2009 is approximately $337.

Note 13 —	Restructuring:

FY2008 Plan

On December 1, 2007, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in Germany. Actions under the plan commenced in December 2007 and were substantially complete at June 30, 2008. Payments are expected to continue through the first quarter of fiscal year ending June 30, 2009.

		Payments
	Initial	Against	Balance at
	Reserve	Reserve	June 30, 2008
	(In thousands)

Restructuring costs:
Employee termination costs	$960	$(398)	$562

Total restructuring costs	$960	$(398)	$562

FY2007 Plan

Activity related to the December 20, 2006 restructuring plan designed to achieve operational efficiencies and eliminate redundant costs and achieve greater efficiency in sales, marketing and operational activities is as follows:

		Payments		Payments
		Against Reserve		Against Reserve
		for the Fiscal		for the Fiscal
	Initial	Year Ended	Balance at	Year Ended	Balance at
	Reserve	June 30, 2007	June 30, 2007	June 30, 2008	June 30, 2008
	(In thousands)

Restructuring costs:
Employee termination costs	$810	$(504)	$306	$(306)	$0
Contract termination costs	72	—	72	(72)	0
Other associated costs	112	(29)	83	(83)	0

Total restructuring costs	994	$(533)	$461	$(461)	$0

Actions under the plan were substantially completed at June 30, 2007 with payments completed by June 30, 2008.

Note 14 —	Acquisitions:

On November 21, 2006, the Company completed the acquisition of Oxy-Dry Corporation, a producer of accessories and controls for the printing industry. The acquisition strengthens the Company’s presence in its core market of accessories and controls by affording it the ability to provide a broader range of product offerings to its customers. Aggregate consideration paid, in cash, at closing, to the holders of all outstanding shares of MTC Trading Company, which owned all of the outstanding shares of capital stock of Oxy-Dry, consisted of a purchase price of approximately $18,000 working capital and other contract related adjustments of $1,077, subject to post closing adjustments and $1,692 in fees and expenses.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below represents the allocation of the unadjusted total consideration to the Oxy-Dry tangible and identifiable intangible assets and liabilities based on the Company’s assessment of their respective fair values as of the date of acquisition. The Company and sellers have not agreed on the finalization of the purchase price and, in accordance with the stock purchase agreement, intend to arbitrate the finalization of the purchase price. The resolution of the arbitration could ultimately increase or decrease the cash paid by the Company to the shareholders of MTC Trading Company, the owner of all of the capital stock of Oxy-Dry and the Oxy-Dry goodwill recorded on the books of the Company as a result of the acquisition.

(In thousands)

Cash	$2,287
Accounts receivable	7,136
Inventory	5,905
Other assets	914
Property, plant and equipment	2,149
Identifiable intangible assets	6,745
Accounts payable	(1,723)
Deposits	(2,156)
Accrued expenses(a)	(9,327)
Liabilities assumed	(3,000)
Deferred taxes	(486)
Other liabilities	(1,151)

Total fair value of net assets acquired	7,293

Goodwill(b)	$13,476

(a)	Reflects adjustment to original purchase price allocation ($860) primarily due to warranty related issues.

(b)	Reflects adjustment to original purchase price allocation primarily for additional accrued expenses (primarily warranty $860) and additional capitalized transaction costs ($298).

Identifiable intangibles include product technology, $4,499 (15 year life), trade name $1,645 (30 year life), customer relationships $528 (13 year life), and non-compete agreements $73 (5 year life). Additionally, there is no amount of tax deductible goodwill.

On December 20, 2006, the Company committed to the principal features of a plan to restructure and integrate the operations of MTC Corporation and its wholly-owned subsidiary Oxy-Dry Corporation. The objective was to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition as well as to achieve greater efficiency in sales, marketing, administrative and operational activities, primarily in Germany, the United States and the United Kingdom. In particular, the U.S. and U.K. plan involves consolidation of former Oxy-Dry leased locations into existing Company locations, and elimination of redundant manufacturing and support personnel. In Germany, the plan consists of consolidation and elimination of support functions while maintaining the former Oxy-Dry manufacturing location. The actions under the plan commenced during December 2006 and were substantially complete by the end of fiscal year 2007. The liabilities recognized in connection with the acquisition include $2,300 of employee termination and associated costs and $700 of facilities and other one-time costs included in other accounts payable and accrued liabilities. The results of the acquisition of Oxy-Dry have been included in the consolidated financial statements since the date of acquisition.

On April 10, 2007, the Company completed the acquisition of Hildebrand Systeme GmbH (“Hildebrand”), a leader in the field of high performance web cleaning systems. Aggregate consideration paid, at closing consisted of a purchase price of approximately $2,290 and $214 in fees and expenses. Identifiable intangibles include product

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology $939 (15 year life), customer relationships $105 (12 year life) and non-compete agreements $20 (5 year life). Fair value of net assets acquired was $1,082 and goodwill totaled $1,422. The results of the acquisition of Hildebrand have been included in the consolidated financial statements since the date of acquisition.

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

	For the Twelve Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Revenue	$215,337	$218,487
Net income	$4,543	$4,454
Income per share — basic	$0.30	$0.30
Income per share — diluted	$0.29	$0.28

Note 15 —	Goodwill and Other Intangible Assets:

The changes in the carrying amount of goodwill for each of the fiscal years ended June 30, 2008 and 2007 are as follows:

Activity in the fiscal year ended June 30, 2008 was as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(In thousands)

Balance as of July 1, 2007	$28,034	$3,293	$24,741

Purchase of Oxy-Dry	1,202	—	1,202
Purchase of Hildebrand	148	—	148
Effects of currency translation	2,132	472	1,660

Balance as of June 30, 2008	$31,516	$3,765	$27,751

Activity in the fiscal year ended June 30, 2007 was as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(In thousands)

Balance as of June 30, 2006	$14,478	$3,419	$11,059

Purchase of Oxy-Dry	12,263	—	12,263
Effects of currency translation	1,274	—	1,274
Effects of currency translation	19	(126)	145

Balance as of June 30, 2007	$28,034	$3,293	$24,741

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization were comprised of the following:

		As of June 30, 2008		As of June 30, 2007
	Amortization	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)		(In thousands)

Patents and Trademarks	15-20	$10,215	$5,868	$8,390	$5,412
Customer relationships	2-13	633	88	633	25
Trademarks	30	1,645	90	1,645	35
Existing product technology	15	5,438	548	5,438	186
Non-compete/solicitation agreements	5	93	26	93	7
Other	5-30	2,025	1,480	1,578	943

Total		$20,049	$8,100	$17,777	$6,608

The weighted average life for intangible assets at June 30, 2008 was 14 years. Amortization expense was $1,182 for the fiscal year ended June 30, 2008, $844 for the fiscal year ended June 30, 2007 and $488 for the fiscal year ended June 30, 2006.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Years Ending June 30,	Amount
(In thousands)

2009	$1,335
2010	$1,175
2011	$1,054
2012	$973
2013	$952

Note 16 —	Commitments and Contingencies:

Future minimum annual lease payments under capital leases are as follows at June 30, 2008:

Fiscal Years Ending June 30,	Amount
(In thousands)

2009	146
2010	129
2011	83
2012	3
2013	—

Present value of minimum lease payments (net of $19 with interest)	$361

At June 30, 2008, $215 ($104 at June 30, 2007) was included in “Other long-term liabilities” representing the long-term portion of the present value of minimum lease payments, and $146 ($53 at June 30, 2007) was included in “Other accounts payable and accrued liabilities” representing the current portion of the present value of minimum lease payments. At June 30, 2008, the gross asset totaled $508, with accumulated depreciation of $147.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense on operating leases amounted to approximately $6,696, $5,659 and $4,602 for the years ended June 30, 2008, 2007 and 2006, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2008 are as follows:

Fiscal Years Ending June 30,	Amount
(In thousands)

2009	$6,860
2010	$5,166
2011	$3,408
2012	$2,521
2013	$2,102
2014 and thereafter	$7,592

Quebecor World (Quebecor), a customer of the Company, filed for protection under the bankruptcy laws of Canada and the U.S. in January 2008. The Company has accounts receivable from Quebecor of approximately $500,000. At this time, the Company cannot estimate whether there will be any loss on its receivables from Quebecor. As a result, no provision for loss on the receivables has been recorded at June 30, 2008. The Company will continue to monitor and assess the need for a loss provision.

Note 17 —	Related Parties:

Samuel B. Fortenbaugh III, a Director of the Company since 1987, has rendered legal services to the Company since September 2002. During the fiscal year ended June 30, 2008, the Company paid $171 ($211 and $86 for the fiscal years ended June 30, 2007 and 2006, respectively) to Mr. Fortenbaugh for legal services rendered.

Akira Hara, a Director of the Company since 1989, is currently a strategic advisor to the Company and Chairman of Baldwin Japan Limited, a wholly-owned subsidiary of the Company. Mr. Hara, as strategic advisor, receives compensation of approximately $60 per year. In addition, Mr. Hara is also eligible to receive benefits under a non-qualified supplemental executive retirement plan, which expires in 2015 or upon his death whichever occurs later. The estimated annual benefit payable to him under this supplemental plan is approximately $136.

Note 18 —	Warranty Costs:

The Company’s standard contractual warranty provisions are to repair or replace, product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs, reported in “other accounts payable and accrued liabilities”, at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separate from the percent of revenue discussed above.

Warranty Amount
(In thousands)

Warranty reserve at June 30, 2006	$3,049
Additional warranty expense accruals	3,535
Payments against reserve	(4,231)
Acquired Oxy-Dry accrual	2,382
Effects of currency rate fluctuations	85

Warranty reserve at June 30, 2007	$4,820

Additional warranty expense accruals	4,343
Payments against reserve	(6,220)
Acquired Oxy-Dry accrual	1,689
Effects of currency rate fluctuations	789

Warranty reserve at June 30, 2008	$5,421

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Legal Proceedings:

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

Baldwin brought a patent infringement case against Siebert in 2002 before the U.S. District Court for the Northern District of Illinois, alleging infringement of several of Baldwin’s U.S. Patents. During 2006, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s RE35,976 Patent. During 2007, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s U.S. Patent 5,974,976. Baldwin appealed both rulings to the Federal Circuit. On January 15, 2008, the United States Court of Appeals for the Federal Circuit rendered its decision in the matter of Baldwin Graphic Systems, Inc. v. Siebert, Inc. The Federal Circuit affirmed the lower court’s decision of summary judgment on the RE35,976 Patent, reversed the summary judgment decision on Patent 5,974,976, and remanded back to the lower court for further proceedings. Siebert again moved for summary judgment, which the District Court granted on August 27, 2008, invalidating Patent 5,974, 976 as obvious and indefinite. Baldwin has appealed that decision to the United States Court of Appeals for the Federal Circuit.

On November 14, 2002, the Dusseldorf Higher Regional Court (“DHRC”) announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG (“Technotrans”). Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans also filed to revoke the Company’s patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company’s patent. Technotrans has also appealed that judgment to the German Supreme Court in Karlsruhe. That court has not yet reached a decision on either of those appeals. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment. On May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of Baldwin Technology Company, Inc. filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $50,000,000) as a result of the patent infringement. The Dusseldorf Court suspended proceedings in the damages claim until such time as a decision is reached by the German Supreme Court in Karlsruhe on the appeal of the DHRC decision. That appeal has been suspended until the Supreme Court rules on the invalidity action, which decision is expected some time in 2009.

Note 20 —	Additional Balance Sheet Detail

	As of June 30,	As of June 30,
Other Accounts Payable and Accrued Liabilities	2008	2007
	(In thousands)

Warranty (see Note 18 — Warranty Costs)	$5,421	$4,820
Commissions	1,197	1,107
Restructuring reserve (see Note 13 — Restructuring)	562	461
Integration reserve (see Note 14 — Acquisitions)	319	1,847
Installation reserve	832	1,183
Deferred revenue	206	1,338
Other	6,563	6,803

	$15,100	$17,559

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30,	As of June 30,
Other Long-Term Liabilities	2008	2007
	(In thousands)

Non-current income tax liabilities	$2,951	$4,979
Supplemental Compensation (see Note 12)	6,710	6,008
Phantom Equity	1,290	1,217
Other	1,008	1,063

	$11,959	$8,288

Note 21 —	Quarterly Financial Data (unaudited):

Summarized unaudited quarterly financial data for the fiscal years ended June 30, 2008 and 2007 are as follows (in thousands, except per share data):

	Quarter
Fiscal Year Ended June 30, 2008	First	Second	Third	Fourth

Net sales	$53,929	$57,931	$59,200	$65,270
Cost of goods sold	36,683	39,963	40,709	44,230

Gross profit	17,246	17,968	18,491	21,040
Operating expenses	14,094	15,536	15,910	17,305
Restructuring(1)	—	960	—	—
Interest expense, net	702	725	821	696
Other (income) expense, net	72	(27)	(17)	(299)

Income before income taxes	2,378	774	1,777	3,338
Provision (benefit) for income taxes(2)	1,339	510	(219)	201

Net income	$1,039	$264	$1,996	$3,137

Net income per share:
Net income per share — basic	$0.07	$0.02	$0.13	$0.20
Net income per share — diluted*	$0.07	$0.02	$0.13	$0.20

Weighted average shares outstanding:
Basic	15,435	15,486	15,496	15,356

Diluted	15,872	15,866	15,671	15,510

*	net income per share in each quarter is computed using the weight-average number of shares outstanding during the quarter while net income per share for the full fiscal year is computed using the weighted average number of shares outstanding during the fiscal year. Thus, the sum of the four quarter’s net come per share does not equal the full fiscal year.

(1)	See Note 13 regarding details of restructuring expense

(2)	Third and Fourth quarters reflect reversal of a portion of the U.S. Valuation Allowance ($1,225 in Q3 and $415 in Q4). See Note 9.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter
Fiscal Year Ended June 30, 2007(1)	First	Second	Third	Fourth

Net sales	$43,207	$48,168	$53,211	$56,891
Cost of goods sold	28,945	32,550	35,774	38,434

Gross profit	14,262	15,618	17,437	18,457
Operating expenses	12,147	12,913	14,275	15,532
Restructuring(2)	—	994	—	—
Interest expense, net(3)	193	502	705	662
Other (income) expense, net	(226)	175	220	84

Income before income taxes	2,148	1,034	2,237	2,179
Provision (benefit) for income taxes(4)	822	632	941	(1,437)

Net income	$1,326	$402	$1,296	$3,616

Net income per share:
Net income per share — basic	$0.09	$0.03	$0.09	$0.24
Net income per share — diluted	$0.08	$0.03	$0.08	$0.23

Weighted average shares outstanding:
Basic	15,003	15,097	15,203	15,377

Diluted	15,726	15,695	15,697	15,749

(1)	Results of operations include the results of Oxy-Dry from November 21, 2006 and Hildebrand from April 11, 2007.

(2)	See Note No. 13 regarding details of restructuring expense.

(3)	Interest expense results from higher debt levels associated with the new credit agreement. See Note No. 10.

(4)	Fourth quarter reflects partial reversal of U.S. valuation allowance $2,500. See Note No. 9.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding the Company’s change in accountants during fiscal year 2007 is incorporated herein by reference to Item 4.01 of Form 8-K filed on November 20, 2006 and Form 8-K filed on November 28, 2006. There were no disagreements related to the change in accountants.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of Baldwin’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. As a result, management has concluded that Baldwin’s disclosure controls and procedures were not as effective as of June 30, 2008 as they should have been, and there was a material weakness in internal control over financial reporting. As more fully described below, the Company is in the process of addressing this deficiency.

(b)	Management’s report on internal controls over financial reporting.

Baldwin’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance of the reliability of Baldwin’s financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of its internal control over financial reporting as of June 30, 2008 utilizing the criteria established in Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, Baldwin’s management has identified as a material weakness in internal control as of June 30, 2008 that it has insufficient staffing of accounting personnel commensurate with the Company’s global financial reporting requirements and the complexity of the Company’s operations and transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the inadequate level of staffing, the following non-routine transactions had not been recorded properly, and adjustments in the financial statements were made where required: i) contributions to a Company sponsored trust, initially reported as cash and cash equivalents, were reclassified as other assets, ii) EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, had not been followed in recording revenue on one contract, which resulted in an overstatement of sales by $1,030 and overstatement of cost of sales by $1,000, iii) the Company reversed $397 of revenue and $286 of cost of sales on one bill and hold transaction, as all of the revenue recognition criteria were deemed not to have been met, and iv) an opening balance error made in the computation of the amount of valuation allowance release was corrected and the Company’s methodology for determining inventory obsolescence in the U.S. and Japan were deemed to be inadequate. Management does not believe that this material weakness has an impact on the Company’s internal controls over financial reporting as it relates to the recording of more routine day-to-day transactions.

(c)	Changes in internal controls-Remediation Plan

As noted in Management’s Report on Internal Control Over Financial Reporting, management has concluded that the Company had insufficient accounting personnel commensurate with the Company’s global financial reporting requirements and the complexity of the Company’s operations and transactions. Management is in the process of performing a comprehensive review of its accounting resources, and based on the results of that review may hire additional experienced, skilled finance professionals. The Company has hired an experienced, skilled

Controller in its Japan subsidiary and in its U.S. subsidiary as well as an experienced and skilled Global Tax Director in the United States. In addition, the Company will increase the level of review and discussion on complex and judgmental accounting matters.

This annual report does not include an attestation report of Baldwin’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Baldwin’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits Baldwin to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, 13

Information required under these items is contained in the Company’s 2008 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year-end; accordingly, this information is therefore incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information concerning fees billed by Grant Thornton LLP, Baldwin’s independent registered public accounting firm during the fiscal years ended June 30, 2008 and 2007 is incorporated herein by reference to Baldwin’s Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

(a)(2) The following is a list of financial statement schedules filed as part of this Report:

Page

Report of Independent Registered Public Accounting Firm on Financial Statements	66
Schedule II — Valuation and Qualifying Accounts	67

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) The following is a list of all exhibits filed as part of this Report:

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 4, 1986. Filed as Exhibit 3.1 to the Company’s registration statement (No. 33-10028) on Form S-1 and incorporated herein by reference.
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1988. Filed as Exhibit 3.2 to the Company’s Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.
3.3	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 20, 1990. Filed as Exhibit 3.3 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

3.4		By-Laws of the Company as amended on November 13, 2007. Filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated November 19, 2007 and incorporated herein by reference.
10	.1*	Baldwin Technology Company, Inc. Amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company’s Registration Statement (No. 33-31163) on Form S-1 and incorporated herein by reference.
10	.2*	Amendment to the Baldwin Technology Company, Inc. amended and Restated 1986 Stock Option Plan. Filed as Exhibit 10.2 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10	.3*	Baldwin Technology Company, Inc. 1990 Directors’ Stock Option Plan. Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10	.4*	Baldwin Technology Company, Inc. 1996 Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1996 Proxy Statement and incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
10	.5*	Baldwin Technology Company, Inc. 2005 Equity Compensation Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 2005 Proxy Statement and incorporated herein by reference.
10	.6*	Form of Restricted Stock Award Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.
10	.7*	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.
10	.8*	Form of Grant Certificate for stock options granted to individuals under the Company’s 2005 Equity Compensation Plan.
10	.9*	Baldwin Technology Company Inc. 2007 Management Incentive Compensation Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2006 and incorporated herein by reference.
10	.10*	Baldwin Technology Company, Inc. 2008 Management Incentive Compensation Plan. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated September 28, 2007.
10	.11*	Baldwin Technology Company, Inc. 2009 Management Incentive Compensation Plan (filed herewith).
10.12		Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10	.13*	Baldwin Technology Company, Inc. 1998 Non-Employee Directors’ Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1998 Proxy Statement and incorporated herein by reference.
10	.14*	Employment Agreement dated June 19, 2007 and effective as of June 30, 2007 between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated July 6, 2007 and incorporated herein by reference.
10	.15*	Employment Agreement dated June 19, 2007 and effective as of June 30, 2007 between Baldwin Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated July 6, 2007 and incorporated herein by reference.
10	.16*	Employment Agreement dated February 22, 2007 and effective as of March 8, 2007 between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.01 to the Company’s Report on Form 8-K dated March 12, 2007 and incorporated herein by reference.
10	.17*	Employment Agreement dated and effective September 1, 2004 between Baldwin Technology Company, Inc. and Shaun J. Kilfoyle filed as Exhibit 10.68 to the Company’s Report on Form 10-K for the year ended June 30, 2004.
10	.18*	Baldwin Technology Profit Sharing and Savings Plan as amended. Filed as Exhibit 10.53 to the Company’s Report on Form 10-K for the year ended June 30, 2003.
10	.19*	Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.66 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2003.

10	.20*	Retirement Allowance Plan for Representative Directors and Directors of Baldwin-Japan Ltd. Filed as Exhibit 10.75 to the Company’s Report on Form 10-Q for the Quarter ended December 31, 2005 and incorporated herein by reference.
10.21		Credit Agreement dated as of November 21, 2006 by and among Baldwin Technology Company, Inc., Mainsee 431. VV GmbH (to be renamed Baldwin Germany Holding GmbH), Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH as Borrowers, the various lenders party thereto as Lenders and LaSalle Bank National Association as Administrative Agent and Arranger. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 28, 2006.
10.22		Letter Agreement regarding Payoff of Loans and Related Obligations dated as of November 21, 2006 from Maple Bank GmbH to the Company, Baldwin Europe Consolidated B.V. and LaSalle Bank National Association as Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 28, 2006.
10.23		Amended and Restated Stock Purchase Agreement by and among Baldwin Technology Company, Inc. and the Stockholders of MTC Trading Company dated November 17, 2006. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 28, 2006.
10.24		Line of Credit Contract in the amount of EUR 5,000,000.00 (five Million Euro) between Baden-Württembergische Bank (as Lender) and Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH as joint Borrowers, dated April 18, 2007. Translation filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated as of September 28, 2007.
10.25		Waiver, Consent and Amendment No. 3 to Credit Agreement by and among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH as Borrowers, various lenders party thereto as Lenders, and LaSalle Bank National Association as Administrative Agent and Lender, dated and effective as of January 3, 2008. Filed as Exhibit 10.24 to the Company’s Report on Form 10-Q for the Quarter ended December 31, 2007.
21	.	List of Subsidiaries of Registrant (filed herewith).
23.1		Consent of PricewaterhouseCoopers LLP (filed herewith).
23.2		Consent of Grant Thornton LLP (filed herewith).
31.01		Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.02		Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.01		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.02		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
(Registrant)

By:	/s/ GERALD A. NATHE
Gerald A. Nathe
(Chairman of the Board)

Dated: September 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD A. NATHE Gerald A. Nathe	Chairman of the Board	September 29, 2008

/s/ KARL S. PUEHRINGER Karl S. Puehringer	President, Chief Executive Officer and a Director	September 29, 2008

/s/ JOHN P. JORDAN John P. Jordan	Vice President, Chief Financial Officer and Treasurer	September 29, 2008

/s/ LEON RICHARDS Leon Richards	Controller and Chief Accounting Officer	September 29, 2008

/s/ MARK T. BECKER Mark T. Becker	Director	September 29, 2008

/s/ ROLF BERGSTROM Rolf Bergstrom	Director	September 29, 2008

/s/ SAMUEL B. FORTENBAUGH III Samuel B. Fortenbaugh III	Director	September 29, 2008

/s/ AKIRA HARA Akira Hara	Director	September 29, 2008

/s/ JUDITH A. MULHOLLAND Judith A. Mulholland	Director	September 29, 2008

/s/ RONALD B. SALVAGIO Ronald B. Salvagio	Director	September 29, 2008

/s/ CLAES WARNANDER Claes Warnander	Director	September 29, 2008

/s/ RALPH R. WHITNEY, JR. Ralph R. Whitney, Jr.	Director	September 29, 2008

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule

To the Board of Directors and Shareholders of
Baldwin Technology Company, Inc.

Our audit of the consolidated statement of operations, shareholders equity and cash flows referred to in our report dated September 28, 2006 appearing in the 2006 Annual Report to Shareholders of Baldwin Technology Company, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Stamford, Connecticut
September 28, 2006

SCHEDULE II

BALDWIN TECHNOLOGY COMPANY, INC

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to				Balance at
	Beginning of	Costs and			Acquired	End of
	Fiscal Year	Expenses	Deduction		Balances	Fiscal Year
	(In thousands)

Fiscal year ended June 30, 2008
Allowance for doubtful accounts (deducted from accounts receivable)	$1,876	$257	$953	(1)	$—	$1,180
Fiscal year ended June 30, 2007
Allowance for doubtful accounts (deducted from accounts receivable)	$1,452	$309	$355		$470	$1,876
Fiscal year ended June 30, 2006
Allowance for doubtful accounts (deducted from accounts receivable)	$1,962	$158	$668	(2)	$—	$1,452

(1)	The reduction in allowance for doubtful accounts primarily reflects a write-off of previously identified and specifically reserved accounts receivable for a U.S. subsidiary.

(2)	The reduction in allowance for doubtful accounts primarily reflects a write-off of previously identified and specifically reserved accounts receivable in Sweden.