Form 10-Q
period 2008-09-30
BALDWIN TECHNOLOGY CO INC
filed 2008-11-14
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarter ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Class A Common Stock	14,139,734
$0.01 par value
Class B Common Stock	1,142,555
$0.01 par value

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	September 30,	June 30,
	2008	2008
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,128	$9,333
Accounts receivable trade, net of allowance for doubtful accounts of $968 ($1,180 at June 30, 2008)	40,598	42,262
Notes receivable, trade	6,515	7,303
Inventories	28,734	31,804
Deferred taxes, net	1,255	1,497
Prepaid expenses and other	6,511	7,016

Total current assets	93,741	99,215

MARKETABLE SECURITIES:
(Cost $601 at September 30, 2008 and $594 at June 30, 2008)	473	591

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,235	1,408
Machinery and equipment	6,666	7,257
Furniture and fixtures	4,999	5,479
Capital leases	238	269

	13,138	14,413
Less: Accumulated depreciation	(7,488)	(8,254)

Net property, plant and equipment	5,650	6,159

INTANGIBLES, less accumulated amortization of $8,257 ($8,100 at June 30, 2008)	11,475	11,949
GOODWILL, less accumulated amortization of $3,656 ($3,765 at June 30, 2008)	26,701	27,751
DEFERRED TAXES, NET	7,059	6,858
OTHER ASSETS	6,665	7,135

TOTAL ASSETS	$151,764	$159,658

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	June 30,
	2008	2008
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$3,761	$3,767
Current portion of long-term debt	3,137	3,472
Accounts payable, trade	19,764	23,376
Notes payable, trade	8,371	8,661
Accrued salaries, commissions, bonus and profit-sharing	6,383	9,572
Customer deposits	1,891	1,001
Accrued and withheld taxes	2,187	2,104
Income taxes payable	867	1,070
Other accounts payable and accrued liabilities	12,639	15,100

Total current liabilities	59,000	68,123

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	20,548	17,963
Other long-term liabilities	11,842	11,959

Total long-term liabilities	32,390	29,922

Total liabilities	91,390	98,045

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,139,734 shares issued at September 30, 2008 and at June 30, 2008	142	142
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,142,555 shares issued at September 30, 2008 and at June 30, 2008	11	11
Capital contributed in excess of par value	46,712	46,398
Accumulated earnings	10,494	9,284
Accumulated other comprehensive income	3,015	5,778

Total shareholders’ equity	60,374	61,613

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$151,764	$159,658

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the three months
	ended September 30,
	2008	2007
Net Sales	$55,937	$53,929
Cost of goods sold	38,602	36,683

Gross Profit	17,335	17,246

Operating Expenses:
General and administrative	5,895	5,585
Selling	4,262	4,093
Engineering and development	4,687	4,416

	14,844	14,094

Operating income	2,491	3,152

Other (income) expense:
Interest expense	693	770
Interest income	(6)	(68)
Other (income) expense, net	(403)	72

	284	774

Income before income taxes	2,207	2,378

Provision for income taxes	997	1,339

Net income	$1,210	$1,039

Net income per share – basic and diluted
Income per share – basic	$0.08	$0.07
Income per share – diluted	$0.08	$0.07

Weighted average shares outstanding:
Basic	15,282	15,435

Diluted	15,461	15,872

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital		Accumulated	Comprehensive Income (Loss)
	Class A		Class B		Contributed	Accumu-	Other	for the Three Months Ended
	Common Stock		Common Stock		In Excess	lated	Comprehensive	September 30,
	Shares	Amount	Shares	Amount	of Par	Earnings	Income (Loss)	2008	2007
Balance at June 30, 2008	14,139,734	$142	1,142,555	$11	$46,398	$9,284	$5,778

Net income for the three months ended September 30, 2008						1,210		$1,210	$1,039

Translation adjustment							(2,605)	(2,605)	1,083

Pension and other							(86)	(86)

Unrealized gain (loss) on available-for-sale securities, net of tax							(72)	(72)	(27)

Amortization stock based compensation					314

Comprehensive income (loss)								$(1,553)	$2,095

Balance at September 30, 2008	14,139,734	$142	1,142,555	$11	$46,712	$10,494	$3,015

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,210	$1,039
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	672	572
Accrued retirement pay	30	84
Provision for losses on accounts receivable	50	51
Stock compensation costs	314	232
Deferred taxes	(24)	1
Changes in assets and liabilities:
Accounts and notes receivable	(862)	2,320
Inventories	1,063	(2,997)
Prepaid expenses and other	294	(637)
Other assets	121	497
Customer deposits	1,035	(634)
Accrued compensation	(2,211)	(457)
Payments of restructuring charges	(562)	(120)
Payment of integration costs	(45)	(471)
Accounts and notes payable, trade	(2,287)	(1,053)
Income taxes payable	(176)	804
Accrued and withheld taxes	—	336
Other accounts payable and accrued liabilities	(640)	(676)
Interest payable	(75)	50

Net cash (used for) operating activities	(2,093)	(1,059)

Cash flows from investing activities:
Acquisition related payments	—	(382)
Additions of property, plant and equipment	(318)	(156)
Additions of patents and trademarks	(310)	(480)

Net cash (used for) investing activities	(628)	(1,018)

Cash flows from financing activities:
Long-term and short-term debt borrowings	11,150	—
Long-term and short-term debt repayments	(7,242)	(3,852)
Principal payments under capital lease obligations	(37)	(37)
Proceeds of stock option exercises	—	6
Other long-term liabilities	67	(92)

Net cash (used for) provided by financing activities	3,938	(3,975)

Effects of exchange rate changes	(422)	397

Net increase (decrease) in cash and cash equivalents	795	(5,655)
Cash and cash equivalents at beginning of period	9,333	16,034

Cash and cash equivalents at end of period	$10,128	$10,379

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the three months
	ended September 30,
	2008	2007
Cash paid during the period for:
Interest	$630	$770
Income taxes	$753	$593
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
Note 2 – Recently Issued Accounting Standards:
     In May 2008 the FASB issued FASB Staff Position APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP APB 14-1”) which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. This FSP is effective for fiscal years beginning after December 15, 2008, which for the Company is the fiscal year beginning July 1, 2009 and must be applied retrospectively to all periods presented. We are assessing the impact, if any, which the adoption of FSP APB 14-1 will have on our financial statements.
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
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No 115,” which permits entities to measure some financial assets and liabilities at fair value on an instrument-by-instrument basis. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. The Company adopted SFAS No. 159 effective July 1, 2008. The adoption of SFAS No. 159 did not have any material impact on the financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 effective July 1, 2008. The adoption of SFAS No. 157 did not have any material impact on the financial statements. In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. We are assessing the impact, if any, which the adoption of FSP FAS 157-b will have on our financial position, results of operations and cash flows.
Note 3 – Long Term Debt:

	(in thousands)
	September 30, 2008		June 30, 2008
	Current	Long-Term	Current	Long-Term
Revolving Credit Facility due November 21, 2011, interest rate one-month prime rate 5.0% plus 0.75%	$—	$11,000	$—	$3,850
Revolving Credit Facility due November 21, 2011, interest rate one-month EURIBOR rate 4.463% plus 2.25%	—	—	—	2,519
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments interest rate one-month EURIBOR rate 4.5375% plus 2.25%	3,137	9,548	3,356	11,594
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81%	—	—	78	—
Note payable by foreign subsidiary through 2008, interest rate 6.95%	—	—	38	—

	$3,137	$20,548	$3,472	$17,963

     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long-term credit facilities to the Company totaling $63,553.

As of September 30, 2008, the Company had $33,216 outstanding (including Letters of Credit). The amount available under these credit facilities at September 30, 2008 is $30,337.
Note 4 – Net income per share:
     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three months ended September 30, 2008 and 2007, the weighted average shares outstanding used to compute diluted net income per share includes potentially dilutive securities of 179,000 and 437,000 shares, respectively. Outstanding options to purchase 584,000 and 30,000 shares, respectively, of the Company’s common stock for the three months ended September 30, 2008 and 2007, respectively, are not included in the above calculation to compute diluted net income per share as their exercise prices exceeded their current market value.
Note 5 – Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	(in thousands)
	September 30, 2008	June 30, 2008
Cumulative translation adjustments	$3,590	$6,195
Unrealized (loss) on investments, net of tax	(74)	(2)
Pension and other, net of tax	(501)	(415)

	$3,015	$5,778

Note 6 – Inventories:
     Inventories consist of the following:

	(in thousands)
	September 30, 2008	June 30, 2008
Raw materials	$14,486	$15,385
In process	5,152	5,628
Finished goods	9,096	10,791

	$28,734	$31,804

     Foreign currency translation effects decreased inventories by $2,007 from June 30, 2008 to September 30, 2008.

Note 7 – Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the three months ended September 30, 2008 were as follows:

	(in thousands)
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
Balance as of July 1, 2008	$31,516	$3,765	$27,751
Additions	—	—	—
Effects of currency translation.	(1,159)	(109)	(1,050)

Balance as of September 30, 2008	$30,357	$3,656	$26,701

     Intangible assets subject to amortization were comprised of the following:

		(in thousands)
		As of September 30, 2008		As of June 30, 2008
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period (Years)	Amount	Amortization	Amount	Amortization
Patents and Trademarks	15-20	$10,388	$6,046	$10,215	$5,868
Customer relationships	2-13	633	96	633	88
Tradename	30	1,514	80	1,645	90
Existing product technology	15	5,079	526	5,438	548
Non-compete/solicitation agreements	5	93	29	93	26
Other	5-30	2,025	1,480	2,025	1,480

Total		$19,732	$8,257	$20,049	$8,100

     Amortization expense associated with these intangible assets was $293 and $237, respectively, for the three months ended September 30, 2008 and 2007.
Note 8 – Pension and other post-retirement benefits:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three months ended September 30, 2008 and 2007:

	(in thousands)
	Pension Benefits
	For the three months
	Ended September 30,
	2008	2007
Service cost	$99	$102
Interest cost	56	74
Expected return on plan assets	(5)	(5)
Amortization of net actuarial gain	(2)	(2)

Net periodic benefit cost	$148	$169

     During the three months ended September 30, 2008 and 2007 the Company made no contributions to the plans.

Note 9 – Customers:
     During the three months ended September 30, 2008 and 2007, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 19% and 17% of the Company’s net sales for the three months ended September 30, 2008 and 2007, respectively.
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

	(in thousands)
	Warranty Amount
	2008	2007
Warranty reserve at June 30	$5,421	$4,820
Additional warranty expense accruals	684	987
Payments against reserve	(1,256)	(966)
Effects of currency rate fluctuations	(511)	314

Warranty reserve at September 30	$4,338	$5,155

Note 11 – Stock Based Compensation:
     Pursuant to SFAS123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.
     Total share-based compensation for the three months ended September 30, 2008 and 2007 are summarized in the following table:

	(in thousands)
	For the three months
	ended September 30,
	2008	2007
Share based compensation Stock options	$86	$106
Restricted stock	228	126

Total share-based compensation	$314	$232

     In addition, the Company issued an aggregate of 118,500 options on its class A shares under the 2005 Equity Compensation Plan during the quarter ended September 30, 2008.

Note 12 – Restructuring:
     On December 1, 2007, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in Germany. Actions under the plan commenced in December 2007 and were substantially complete at June 30, 2008. Payments were completed by September 30, 2008.

	(in thousands)
				Payments
				against reserve
				for the three
		Payments	Balance at	months ended	Balance at
	Initial	against	June 30,	September 30,	September
	Reserve	Reserve	2008	2008	30, 2008
Restructuring costs:
Employee termination costs	$960	$(398)	$562	$(562)	$0

Total restructuring costs	$960	$(398)	$562	$(562)	$0

Note 13 – Legal Proceedings:
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
     On November 14, 2002, the Dusseldorf Higher Regional Court (“DHRC”) announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG (“Technotrans”). Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans also filed to revoke the Company’s patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company’s patent. Technotrans has also appealed that judgment to the German Supreme Court in Karlsruhe. That court has not yet reached a decision on either of those appeals. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment. On May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of Baldwin

Technology Company, Inc. filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $46,000,000) as a result of the patent infringement. The Dusseldorf Court suspended proceedings in the damages claim until such time as a decision is reached by the German Supreme Court in Karlsruhe on the appeal of the DHRC decision. That appeal has been suspended until the Supreme Court rules on the invalidity action, which decision is expected some time in 2009.
Note 14 – Income Taxes:
     The Company’s effective tax rate is impacted by having significant operations outside the United States, which are taxed at rates different than the U.S. statutory rate of 34 percent. In some instances, no tax benefit is recognized for losses incurred in certain countries as realization of such benefits is not more likely than not. During the quarter ended September 30, 2007, the tax provision was negatively impacted by $380,000, as a result of a change in tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country.
Note 15 – Subsequent Event:
     On October 29, 2008 the Company committed to the principal features of a plan (the “Plan”) to realign some of its existing operations. The objective of the Plan is to achieve operational efficiencies in Germany by reducing costs to better position the Company in the current competitive marketplace. Actions under the Plan commenced during October 2008 and have been completed. The costs associated with the Plan will be charged to the Company’s results of operations during the second quarter of Fiscal 2009 and consist entirely of employee personnel costs. The Company expects to incur costs of approximately $681,000, anticipated to be paid in cash primarily during Fiscal 2009. No non-cash charges are contemplated in connection with the Plan.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company’s cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, (vii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes during the three months ended September 30, 2008.
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
     Net sales as reported for the three months ended September 30, 2008 increased by $2,008,000, or 4%, to $55,937,000 from $53,929,000 for the three months ended September 30, 2007. Revenue for the quarter, as discussed more fully below, has been favorably impacted by currency rate fluctuations.
     Gross profit for the three months ended September 30, 2008 of $17,335,000 (31% of net sales) was flat when compared to $17,246,000 (32.0% of net sales) for the three months ended September 30, 2007. As described in the discussion below, gross margin was unfavorably impacted by higher material costs, product revenue mix and continued pricing pressure.
     Operating income decreased to 4% of sales for the period ended September 30, 2008 from 6% of sales for the three months ended September 30 2007, primarily as a result of the gross margin decline.
Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007
Consolidated Results
Net Sales
     Net sales for the three months ended September 30, 2008 increased by $2,008,000, or 4%, to $55,937,000 from $53,929,000 for the three months ended September 30, 2007. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $3,128,000 in the current period. Excluding the effects of currency translations net sales declined $1,121,000 or 2%.
     The net sales decrease (excluding the effects of rates of exchange) reflects decreased sales in Europe of $1,030,000. The decrease is attributable to lower deliveries of the Company’s newspaper cleaning equipment reflecting reduced order and sales activity by OEM press manufacturers in Germany. In addition, newspaper cleaning system deliveries to end users in the U.K. and France in fiscal year 2008 were not repeated in fiscal year 2009. Partially offsetting these declines were increased revenue associated with the cleaning consumables and service. In Asia net sales decreased $980,000. In the newspaper market lower demand for spray dampening equipment offset increases in cleaning equipment revenue. The slow economy reduced demand in the commercial market for cleaning equipment, water systems and more than offset the increases in demand for consumables and higher service related projects. Net Sales in the Americas increased $889,000 and primarily reflects higher demand in the commercial market for water systems, particularly temperature control equipment, consumables, parts and service, partially offset by the decline in demand in the newspaper market.
Gross Profit
     Gross profit for the three months ended September 30, 2008 was $17,335,000 (31.0% of net sales) as compared to $17,246,000 (32.0% of net sales) for the three months ended September 30, 2007. Currency rate fluctuations increased gross profit by $1,097,000 otherwise gross profit would have decreased $1,008,000. Gross margin was unfavorably impacted by higher material costs resulting from manufacturing inefficiencies primarily in Japan, product revenue mix which include a higher portion of products sourced from alliance partners and continued pricing pressure from OEM and end users.
Selling, General, and Administrative Expenses
     Selling, general and administrative expenses amounted to $10,157,000 for the three months ended September 30, 2008 as compared to $9,678,000 for the same period in the prior fiscal year, (amounts representing 18.2% and 17.9% of respective period sales) an increase of $479,000. Currency rate fluctuations increased these expenses by $478,000 in the current period, otherwise, selling, general and administrative expenses would have remained flat.
Engineering and Development Expenses
     Engineering and development expenses increased by $271,000 over the same period in the prior fiscal year. Currency rate fluctuations increased these expenses by $346,000. Excluding the effects of currency rate fluctuations, engineering and development expenses would have remained flat in the current period. As a percentage of net sales, engineering and development remained at 8.0% of sales for the three months ended September 30, 2008 and 2007.
Interest and Other
     Interest expense for the three months ended September 30, 2008 was $693,000 as compared to $770,000 for the three months ended September 30, 2007. Currency rate fluctuations had an unfavorable effect in the current period otherwise interest expense would have decreased $116,000. This decrease reflects the lower average debt and lower interest rates in the current period versus the period ended September 30, 2007.
     Interest income amounted to $6,000 and $68,000 for the three months ended September 30, 2008 and 2007, respectively.
     Other income (expense), net amounted to income of $403,000 for the three months ended September 30, 2008 compared to expense of $72,000 for the three months ended September 30, 2007. These amounts are primarily comprised of foreign exchange gains or losses.
Income Taxes
     The Company recorded an income tax provision of $997,000 (effective rate 45.2%) for the three months ended September 30, 2008 as compared to $1,339,000 (effective rate of 56.3%) for the three months ended September 30, 2007. The effective tax rates for the three months ended September 30, 2008 and 2007 differ from the statutory rates as no benefits are recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not.
     In addition, the tax provision was negatively impacted in the quarter ended September 30, 2007 by approximately $380,000, primarily is a result of a change in the tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country. The Company continues to assess the need for its deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance either positive or negative would be recorded in the income statement of the period that the adjustments were determined to be required.
Net Income
     The Company’s net income amounted to $1,210,000 for the three months ended September 30, 2008, compared to net income of $1,039,000 for the three months ended September 30, 2007. Net income per share amounted to $0.08 basic and diluted for the three months ended September 30, 2008 and $.07 basic diluted for the three months ended September 30, 2007.
Liquidity and Capital Resources at September 30, 2008
     The recent financial crisis has made the credit and capital markets volatile and unpredictable. Although continued adverse change could affect the Company’s ability to access its sources of financing, the Company believes its sources of financing are currently secure. The lead bank on the major revolving credit agreement is Bank of America, and the participants are Citizens Bank (part of the Royal Bank of Scotland) and Webster Bank. Bank of America has assured the Company that its ability to borrow as needed within the covenants of the agreement is not effected by the financial crisis. The Company is well within the covenants of the credit agreement, and anticipates that the relationship with the bank group and their financial standing will support the Company’s credit needs.
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	2008	2007
Cash provided by (used for):
Operating activities	$(2,093,000)	$(1,059,000)
Investing activities	(678,000)	(1,018,000)
Financing activities	3,938,000	(3,975,000)
Effect of exchange rate changes on cash	(422,000)	397,000

Net increase (decrease) in cash and cash equivalents	$795,000	$(5,655,000)

     Cash used for operating activities increased $1,034,000 during the quarter ended September 30, 2008 versus the prior year period. The increase is primarily related to changes in cash realized from accounts and notes receivable and the timing of accounts payable. Days sales outstanding increased seven days from year end to 65 days for the current period, compared to an increase of only four days in the prior year period. Accounts payable reflects a higher usage of cash, due to the timing of payments to vendors. Reductions in other accrued liabilities includes payment of incentive compensation awards. These cash uses were offset somewhat by improvement in inventory management as evidenced by inventory turnover improving to 5.4 times, as well as higher customer deposits.
     The Company utilized $390,000 less cash for investing activities for the three months ended September 30, 2008 versus the prior year period. The primary reason is acquisition related payments in the prior period that did not reoccur in the current period.
     The change in cash flow from financing activities reflects utilization of cash on hand during fiscal year 2008 to pay down debt while fiscal year 2009 reflects borrowing to meet short term liquidity needs.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $63,553,000. As of September 30, 2008, the Company had $33,216,000 outstanding under these credit facilities. During the quarter ended September 30, 2008, the Company made long and short term debt borrowing totaling $3,908,000 which is reflected in financing activities above.
     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary are sufficient to finance its working capital and other capital requirements through the term of the credit agreement with Bank of America.
     At September 30, 2008 and June 30, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at September 30, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	September						2014 and
	30, 2008	2009 *	2010	2011	2012	2013	thereafter
Contractual obligations:
Loans payable	$3,761	$3,761	$—	$—	$—	$—	$—
Capital lease obligations	324	104	124	93	3	—	—
Long-term debt	23,685	2,319	3,546	4,365	13,455	—	—
Non-cancelable operating lease Obligations	18,713	4,992	4,733	3,176	2,380	1,949	1,483
Purchase commitments (materials)	13,180	11,849	1,331	—	—	—	—
Pension funding	3,830	496	212	372	382	387	1,981
Integration payments	380	380	—	—	—	—	—
Interest expense (1)	6,563	612	2,554	2,294	951	152	—

Total contractual cash obligations	$70,436	$24,513	$12,500	$10,300	$17,171	$2,488	$3,464

*	Includes only the remaining nine months of the fiscal year ending June 30, 2009.

(1)	the anticipated future interest payments are based on the Company’s current indebtedness and interest rates at September 30, 2008, with consideration given to debt reduction as the result of expected payments.
Impact of Inflation
     The Company’s results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There has been no material changes during the three months ended September 30, 2008.
ITEM 4: Controls and Procedures:
     Evaluation of Disclosure Controls and Procedures:
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, it conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s controls and procedures were effective as of the end of the period covered by this report.
     Changes in Internal Control Over Financial Reporting:
     During the quarter ended September 30, 2008, the Company has not made any changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with the Company’s business. These efforts will lead to various changes in its internal control over financial reporting.
Part II: Other Information
ITEM 1A. Risk Factors
     The following is an update to Item 1A – Risk Factors contained in the Company’s Annual Report on Form 10-K for its Fiscal Year ended June 30, 2008. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K.
     The Company’s ability to access the capital and credit markets and unexpected changes in interest or foreign currency exchange rates could have a negative impact on its financial position and performance.
     Recently the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a large number of financial services companies. The significant distress experienced by financial institutions has had and may continue to have far reaching adverse consequences across many industries, including the printing and publishing industry.
     If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that the Company’s ability to access the capital and credit markets may be limited at a time when the Company would like or need to do so (whether for acquisitions or for general business reasons) which may have an impact on the Company’s ability to react to changing economic and business conditions. In addition, changes in interest and foreign currency exchange rates could have an impact on the Company’s reported financial results. The Company may not be able to completely mitigate the effect of significant interest rate or foreign currency exchange rate changes.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the quarter ended September 30, 2008.
ITEM 5. Other Events
Compensation of President and Chief Executive Officer
     On November 11, 2008, as part of its annual review of the Chief Executive Officer’s compensation, the Compensation Committee of the Board of Directors of the Company recommended an increase in the annual base salary of Karl S. Puehringer, President and Chief Executive Officer of the Company, from $400,000 to $420,000, effective July 1, 2008. In accordance with the Statement of Principles (Charter) of the Board of Directors, the Independent Directors approved this increase in Mr. Puehringer’s compensation at its meeting held on November 11, 2008.
Equity Compensation Awards to Executive Officers and Directors
     On November 11, 2008, the Board of Directors of the Company approved the following Class A Common Stock equity compensation awards made to the Company’s executive officers and directors:

Name	Position	Award
Gerald A. Nathe Karl S. Puehringer John P. Jordan	Chairman of the Board and Director President, Chief Executive Officer and Director Vice President, Chief Financial Officer and Treasurer	20,000 restricted shares 30,000 restricted shares 15,000 performance shares 16,667 restricted shares 8,333 performance shares
Shaun J. Kilfoyle Mark T. Becker Rolf Bergstrom Samuel B. Fortenbaugh III Ronald Salvagio Judith A. Mulholland Claes Warnander	Vice President Director Director Director Director Director Director	8,000 restricted shares 4,000 performance shares 3,000 restricted shares 3,000 restricted share units 3,000 restricted shares 3,000 restricted shares 3,000 restricted shares 3,000 restricted shares
     The awards of restricted shares and restricted share units and the awards of performance shares listed above were made pursuant to the Company’s 2005 Equity Compensation Plan (the “Plan’) which was approved by the Company’s stockholders at the 2005 Annual Meeting of Stockholders held on November 8, 2005. For the Company’s executive officers, restrictions lapse in three equal annual installments on the first, second and third anniversaries of the date of the award. For the Company’s directors, the restrictions lapse on the restricted shares and restricted share units on the first anniversary of the date of the award. Copies of the form of restricted stock award agreement and restricted stock unit award agreement used in connection with said awards were filed with the Company’s Current Report on Form 8-K dated November 20, 2006.
     A Long Term Incentive Performance Share Award Program as presented to the Compensation Committee in August 2008 was confirmed by the Compensation Committee in October, 2008, and the first annual awards under the program were made to senior management on November 11, 2008. Under said Program, the Committee plans to award both performance shares and restricted shares or units annually to members of the Company’s senior management team. The performance shares listed above will be deemed earned or vested and the shares issued to the participants when the Compensation Committee determines that the performance criteria for the three-year performance period ending on June 30, 2011 meet or exceed the applicable targets for such period. The performance criteria for the awards made in November 2008 relate to two specific targets which will be weighted 50% each, one for Organic Revenue and the other for Organic Operating Income as a Percent of Sales. The established targets must be met within the performance period in order for the individual to receive the shares.
Lifting of Restrictions on Equity Compensation Awards to Former Directors
     The Board of Directors of the Company also approved a recommendation of the Compensation Committee to lift all restrictions from the restricted shares and restricted share units previously awarded to Akira Hara and Ralph R. Whitney, Jr. directors of the Company, effective November 11, 2008; Messrs. Whitney and Hara served as directors of the Company since 1988 and 1989, respectively, and did not stand for re-election at the Company’s Annual Meeting of Stockholders held on November 11, 2008.
Change in Board Compensation
     The Compensation Committee recommended and the Board of Directors approved a change in the compensation of the Chair of the Committee from $500 per quarter to $1,000 per quarter, effective November 11, 2008, commensurate with the additional stipend paid to the Chairs of the Audit Committee and the Lead Director of the Independent Directors.
Nominating Committee
     The Board of Directors established a Nominating Committee, effective November 11, 2008, composed of the Independent Directors of the Board of Directors. The Committee is responsible for recommending to the full Board nominees for election to the Board of Directors. Members of the Nominating Committee will not receive any additional compensation for service on said Committee or for attendance at meetings of said Committee.
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

Dated: November 14, 2008