Form 10-Q
period 2008-12-31
BALDWIN TECHNOLOGY CO INC
filed 2009-02-17
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q
[ Mark one ]

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarter ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2009
Class A Common Stock
$0.01 par value	14,196,577
Class B Common Stock
$0.01 par value	1,142,555

BALDWIN TECHNOLOGY COMPANY, INC.
INDEX

			Page
Part I	Financial Information

	Item 1	Financial Statements

		Consolidated Balance Sheets at December 31, 2008 (unaudited) and June 30, 2008	1-2

		Consolidated Statements of Income for the three and six months ended December 31, 2008 (unaudited) and 2007 (unaudited)	3

		Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2008 (unaudited)	4

		Consolidated Statements of Cash Flows for the six months ended December 31, 2008 (unaudited) and 2007 (unaudited)	5-6

		Notes to Consolidated Financial Statements (unaudited)	7-14

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4	Controls and Procedures	23

Part II		Other Information

	Item 1A	Risk Factors	24

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 4	Submission of Matters to a Vote of Security Holders	24

	Item 5	Other Events	25

	Item 6	Exhibits	25

Signatures			27
EX-10.26: EMPLOYMENT AGREEMENT
EX-10.27: EMPLOYMENT AGREEMENT
EX-10.28: AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.29: AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.30: AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.31: AMENDMENT TO EMPLOYMENT AGREEMENT
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION
EX-99.1: EARNING RELEASE

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,	June 30,
	2008	2008
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,034	$9,333
Accounts receivable trade, net of allowance for doubtful accounts of $1,001 ($1,180 at June 30, 2008)	35,912	42,262
Notes receivable, trade	7,084	7,303
Inventories	27,383	31,804
Deferred taxes, net	1,312	1,497
Prepaid expenses and other	6,578	7,016

Total current assets	92,303	99,215

MARKETABLE SECURITIES:
(Cost $601 at December 31, 2008 and $594 at June 30, 2008)	414	591

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,130	1,408
Machinery and equipment	6,559	7,257
Furniture and fixtures	5,062	5,479
Capital leases	236	269

	12,987	14,413
Less: Accumulated depreciation	(7,603)	(8,254)

Net property, plant and equipment	5,384	6,159

INTANGIBLES, less accumulated amortization of $8,537 ($8,100 at June 30, 2008)	11,573	11,949
GOODWILL, less accumulated amortization of $4,068 ($3,765 at June 30, 2008)	26,815	27,751
DEFERRED TAXES, NET	7,333	6,858
OTHER ASSETS	6,861	7,135

TOTAL ASSETS	$150,683	$159,658

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
	2008	2008
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$4,409	$3,767
Current portion of long-term debt	3,248	3,472
Accounts payable, trade	15,153	23,376
Notes payable, trade	9,466	8,661
Accrued salaries, commissions, bonus and profit-sharing	5,808	9,572
Customer deposits	2,809	1,001
Accrued and withheld taxes	1,526	2,104
Income taxes payable	1,616	1,070
Other accounts payable and accrued liabilities	11,536	15,100

Total current liabilities	55,571	68,123

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	22,158	17,963
Other long-term liabilities	12,290	11,959

Total long-term liabilities	34,448	29,922

Total liabilities	90,019	98,045

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,196,577 shares issued at December 31, 2008 and 14,139,734 at June 30, 2008	142	142
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,142,555 shares issued at December 31, 2008 and at June 30, 2008	11	11
Capital contributed in excess of par value	46,842	46,398
Accumulated earnings	10,957	9,284
Accumulated other comprehensive income	2,712	5,778

Total shareholders’ equity	60,664	61,613

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,683	$159,658

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net Sales	$46,259	$57,931	$102,196	$111,860
Cost of goods sold	31,886	39,963	70,488	76,646

Gross Profit	14,373	17,968	31,708	35,214

Operating Expenses:
General and administrative	5,074	6,070	10,969	11,655
Selling	4,117	4,553	8,379	8,646
Engineering and development	3,862	4,913	8,549	9,329
Restructuring	681	960	681	960

	13,734	16,496	28,578	30,590

Operating income	639	1,472	3,130	4,624

Other (income) expense:
Interest expense	557	794	1,250	1,564
Interest income	(12)	(69)	(18)	(137)
Other (income) expense, net	(846)	(27)	(1,249)	45

	(301)	698	(17)	1,472

Income before income taxes	940	774	3,147	3,152

Provision for income taxes	477	510	1,474	1,849

Net income	$463	$264	$1,673	$1,303

Net income per share — basic and diluted
Income per share — basic	$0.03	$0.02	$0.11	$0.08
Income per share — diluted	$0.03	$0.02	$0.11	$0.08

Weighted average shares outstanding:
Basic	15,332	15,486	15,307	15,461

Diluted	15,408	15,866	15,435	15,869

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital		Accumulated
					Contributed	Accumu-	Other			Comprehensive Income
	Class A		Class B		in Excess	lated	Comprehensive			(Loss) for the Six Months
	Common Stock		Common Stock		of Par	Earnings	Income (Loss)	Treasury Stock		Ended December 31,
	Shares	Amount	Shares	Amount				Shares	Amount	2008	2007
Balance at June 30, 2008	14,139,734	$142	1,142,555	$11	$46,398	$9,284	$5,778	0	0

Net income for the six months ended December 31, 2008						1,673				$1,673	$1,303

Translation adjustment							(2,645)			(2,645)	1,976

Pension and other							(247)			(247)

Unrealized gain (loss) on available-for-sale securities, net of tax							(174)			(174)	(71)

Amortization stock based compensation					626

Comprehensive income (loss)										$(1,393)	$3,208

Repurchase of shares								(85,365)	(157)

Retirement of treasury shares	(98,276)	(1)			(182)			98,276	183

Shares issued under stock option plan	155,119	1						(12,911)	(26)

Balance at December 31, 2008	14,196,577	$142	1,142,555	$11	$46,842	$10,957	$2,712	0	0

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,673	$1,303
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,447	1,269
Accrued retirement pay	281	1
Provision for losses on accounts receivable	55	102
Restructuring charge	681	960
Stock based compensation	626	405
Deferred income taxes	(299)	193
Changes in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	4,719	518
Inventories	2,429	(2,147)
Prepaid expenses and other	461	(1,300)
Other assets	(16)	370
Customer deposits	2,045	(2,706)
Accrued compensation	(2,859)	(1,598)
Payment of restructuring charges	(624)	(133)
Payment of integration costs	(165)	(656)
Accounts and notes payable, trade	(8,177)	(2,686)
Income taxes payable	350	1,100
Accrued and withheld taxes	(578)	(17)
Other accounts payable and accrued liabilities	(2,064)	(2,209)
Interest payable	34	7

Net cash provided (used) by operating activities	19	(7,224)

Cash flows from investing activities:

Acquisition related payments	—	(446)
Additions of property, plant and equipment	(548)	(745)
Additions to patents and trademarks	(629)	(639)

Net cash (used for) investing activities	(1,177)	(1,830)

Cash flows from financing activities:
Long-term and short-term debt borrowings	16,881	5,566
Long-term and short-term debt repayments	(10,948)	(4,378)
Repurchase of common stock	(183)	—
Principal payments under capital lease obligations	(75)	(79)
Proceeds of stock option exercises	—	92
Other long-term liabilities	43	(44)

Net cash provided by financing activities	5,717	1,157

Effects of exchange rate changes	141	464

Net increase (decrease) in cash and cash equivalents	4,701	(7,433)
Cash and cash equivalents at beginning of period	9,333	16,034

Cash and cash equivalents at end of period	$14,034	$8,601

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the six months
	ended December 31,
	2008	2007
Cash paid during the period for:
Interest	$960	$1,571
Income taxes	$548	$1,059
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
     The Company normally performs the required testing of goodwill on an annual basis in May of each year. As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company is undergoing an interim analysis of its goodwill carrying value as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142).
     In accordance with SFAS 142, a two step process is used to test goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.
     To estimate the fair value of its reporting units for step one, the Company utilizes a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology and a market approach applying the use of multiples of revenues and earnings associated with comparable companies was used.
      The Company completed step one of the analysis and determined that several of its reporting units may be impaired. The goodwill related to these reporting units is approximately $19,000.
     Due to the complexity of estimating the fair value of the identifiable tangible and intangible assets of the reporting units in the step two analysis, the Company was not able to complete the interim impairment test by the filing deadline for its Form 10-Q for the three-month period ended December 31, 2008.
     The Company anticipates having the analysis completed during the third quarter. However, the Company has estimated that the potential loss from the step two analysis will be between $0 and $19,000. The Company has not recorded a charge in the second quarter due to the fact that it is not sure at this time what the amount of the impairment will be within this range. A non-cash impairment charge, if any, will be recorded in the third quarter.

Note 2 — Recently Issued Accounting Standards:
     In May 2008, the FASB issued FASB Staff Position APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP APB 14-1”) which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. This FSP is effective for fiscal years beginning after December 15, 2008, which for the Company is the fiscal year beginning July 1, 2009 and must be applied retrospectively to all periods presented. The Company is assessing the impact, if any, which the adoption of FSP APB 14-1 will have on our financial statements.
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
Note 3 — Long Term Debt:

	(in thousands)
	December 31, 2008		June 30, 2008
	Current	Long-Term	Current	Long-Term
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR 1.8% plus 2.00%	$—	$12,100	$—	$3,850
Revolving Credit Facility due November 21, 2011, interest rate one-month EURIBOR rate 2.816% plus 2.00%	—	1,395	—	2,519
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments interest rate one-month EURIBOR rate 2.81625% plus 2.00%	3,248	8,663	3,356	11,594
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81%	—	—	78	—
Note payable by foreign subsidiary Through 2008, interest rate 6.95%	—	—	38	—

	$3,248	$22,158	$3,472	$17,963

     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long-term credit facilities to the Company totaling $55,987. As of December 31, 2008, the Company had $33,923 outstanding (including Letters of Credit). The amount available under these credit facilities at December 31, 2008 was $22,064. At December 31, 2008, the Company was compliant with all loan provision covenants.
     However, in January 2009, the Company committed to the principal features of a plan to restructure some of its existing operations. The associated restructuring charge, recorded during the third quarter, will cause the Company’s trailing twelve month reported EBITDA to decrease to a level lower than the minimum level required by the Company’s credit agreement with Bank of America as lead bank. As a result, the Company has been conducting discussions with its banks to amend the credit agreement. Although there are no assurances, the Company fully expects to have a restructured credit agreement in place before the end of the third quarter.
Note 4 — Net income per share:
     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution by securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share include 76,000 and 128,000 of potentially dilutive shares, respectively for the three and six months ended December 31, 2008 and 38,000 and 408,000 of potentially dilutive shares, respectively, for the three and six months ended December 31, 2007. Outstanding options to purchase 905,000 and 226,000 shares, of the Company’s common stock for the three months ended December 31, 2008 and 2007, respectively, are not included in the above calculation to compute diluted net income per share, as their exercise prices exceeded the current market value of these shares.
Note 5 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	(in thousands)
	December 31, 2008	June 30, 2008
Cumulative translation adjustments	$3,550	$6,195
Unrealized (loss) on investments, net of tax	(176)	(2)
Pension and other, net of tax	(662)	(415)

	$2,712	$5,778

Note 6 — Inventories:
     Inventories consist of the following:

	(in thousands)
	December 31, 2008	June 30, 2008
Raw materials	$13,925	$15,385
In process	5,164	5,628
Finished goods	8,294	10,791

	$27,383	$31,804

     Foreign currency translation effects decreased inventories by $1,992 from June 30, 2008 to December 31, 2008.
Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the six months ended December 31, 2008 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of July 1, 2008	$31,516	$3,765	$27,751
Effects of currency translation	(633)	(303)	(936)

Balance as of December 31, 2008	$30,883	$4,068	$26,815

     Intangible assets subject to amortization were comprised of the following:

		As of December 31, 2008		As of June 30, 2008
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period (Years)	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and Trademarks	15-20	$10,631	$6,334	$10,215	$5,868
Customer relationships	2-13	645	95	633	88
Tradename	30	1,542	79	1,645	90
Existing product technology	15	5,172	520	5,438	548
Non-compete/solicitation agreements	5	95	29	93	26
Other	5-30	2,025	1,480	2,025	1,480

Total		$20,110	$8,537	$20,049	$8,100

     Amortization expense associated with these intangible assets was $363 and $656, respectively, for the three and six months ended December 31, 2008 and $244 and $481, respectively, for the three and six months ended December 31, 2007.
Note 8 — Pension and other post-retirement benefits:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three and six months ended December 31, 2008 and 2007:

	(in thousands)
	Pension Benefits		Pension Benefits
	For the three months		For the six months
	ended December 31,		ended December 31,
	2008	2007	2008	2007
Service cost	$99	$65	$198	$130
Interest cost	56	13	112	26
Expected return on plan assets	(5)	(5)	(10)	(10)
Amortization of transition obligation	—	—	—	—
Amortization of net actuarial gain	(27)	(2)	(4)	(4)

Net periodic benefit cost	$148	$71	$296	$142

     During the six months ended December 31, 2008 and 2007, the Company made contributions to the plans of $217 and $223, respectively.
Note 9 — Customers:
     During the three and six months ended December 31, 2008, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 10% and 15% of the Company’s net sales for the three and six months ended December 31, 2008, respectively, and 15% and 15% of the Company’s net sales for the three and six months ended December 31, 2007, respectively.
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

	(in thousands)
	Warranty Amount
	2008	2007
Warranty reserve at June 30	$5,421	$4,820
Additional warranty expense accruals	1,428	987
Payments against reserve	(2,268)	(966)
Effects of currency rate fluctuations	(640)	314

Warranty reserve at December 31	$3,941	$5,155

Note 11 — Share-Based Compensation:
     Pursuant to SFAS123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.
     Total share-based compensation for the three and six months ended December 31, 2008 and 2007 are summarized in the following table:

	(in thousands)
	For the three
	months		For the six months
	ended December 31,		ended December 31,
	2008	2007	2008	2007
Share-based compensation
Stock options	$67	$(18)	$153	$88
Restricted stock	245	191	473	317

Total share-based compensation	$312	$173	$626	$405

Note 12 — Restructuring:
     FY 2008 Plan:
     On December 1, 2007, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in Germany. Actions under the plan commenced in December 2007 and were substantially complete at June 30, 2008. Payments were completed by September 30, 2008.

				Payments
				against reserve
				for the six
		Payments	Balance at	months ended	Balance at
	Initial	against	June 30,	December 31,	December
	Reserve	Reserve	2008	2008	31, 2008
	(in thousands)
Restructuring costs:
Employee termination costs	$960	$(398)	$562	$(562)	$0

Total restructuring costs	$960	$(398)	$562	$(562)	$0

     October FY 2009 Plan:
     On October 29, 2008 the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in Germany. Actions under the Plan commenced during October 2008 and were substantially complete by December 31, 2008. Payments are expected to continue through fiscal year ended June 30, 2009. No non-cash changes are contemplated in connection with the Plan.

		Payments
	Initial	against	Balance at
	Reserve	Reserve	December 31, 2008
	(in thousands)
Restructuring costs:
Employee termination costs	$681	$(62)	$619

Total restructuring costs	$681	$(62)	$619

Note 13 — Legal Proceedings:
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
     Baldwin brought a patent infringement case against Siebert in 2002 before the U.S. District Court for the Northern District of Illinois, alleging infringement of several of Baldwin’s U.S. Patents. During 2006, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s RE35,976 Patent. During 2007, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s U.S. Patent 5,974,976. Baldwin appealed both rulings to the Federal Circuit. On January 15, 2008, the United States Court of Appeals for the Federal Circuit rendered its decision in the matter of Baldwin Graphic Systems, Inc. v. Siebert, Inc. The Federal Circuit affirmed the lower court’s decision of summary judgment on the RE35,976 Patent, reversed the summary judgment decision on Patent 5,974,976, and remanded back to the lower court for further proceedings. Siebert again moved for summary judgment, which the District Court granted on August 27, 2008, invalidating Patent 5,974,976 as obvious and indefinite. Baldwin appealed that decision to the United States Court of Appeals for the Federal Circuit. On January 12, 2009 the parties attended mediation which resulted in a confidential but mutual settlement; the appeal was dismissed and the Federal Circuit court remanded the case to the District Court, which vacated the invalidity judgment and dismissed the case.
     On November 14, 2002, the Dusseldorf Higher Regional Court (“DHRC”) announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG (“Technotrans”). Technotrans filed an appeal of the DHRC ruling with the German Supreme Court in Karlsruhe. Technotrans also filed to revoke the Company’s patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company’s patent. Technotrans has also appealed that judgment to the German Supreme Court in Karlsruhe. That court has not yet reached a decision on either of those appeals. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the DHRC judgment. On

May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of Baldwin Technology Company, Inc. filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $46,000,000) as a result of the patent infringement. The Dusseldorf Court suspended proceedings in the damages claim until such time as a decision is reached by the German Supreme Court in Karlsruhe on the appeal of the DHRC decision. That appeal has been suspended until the Supreme Court rules on the invalidity action, which is expected to occur at the end of April, 2009.
Note 14 — Income Taxes:
     The Company’s effective tax rate is impacted by having significant operations outside the United States, which are taxed at rates different than the U.S. statutory rate of 34 percent. In addition, no tax benefit is recognized for losses incurred in certain countries as realization of such benefits was not more likely than not. Additionally, during the six months ended December 31, 2007, the tax provision was negatively impacted $380,000, as a result of a change in tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country.
Note 15 — Subsequent Event:
     On January 30, 2009, the Company committed to the principal features of a plan to realign some of its existing operations. The objective of the plan is to achieve operational efficiencies in Germany by reducing costs to better position the Company in the current competitive marketplace. Actions under the Plan commenced during January 2009, and the Company expects to substantially complete the plan by June 30, 2009. The costs associated with the Plan will be charged to the Company’s results of operations during the third quarter of Fiscal 2009 and consist primarily of employee personnel costs. The Company expects to incur costs of approximately $3,000,000, anticipated to be paid in cash primarily during Fiscal 2009 and through the second quarter of Fiscal 2010.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to, the following: (i) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company’s cleaning systems, (ii) material changes in foreign currency exchange rates versus the U.S. Dollar, (iii) changes in the mix of products and services comprising revenues, (iv) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (v) general economic conditions, either domestically or in foreign locations, (vi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (vii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
     The Company normally performs the required testing of goodwill on an annual basis in May of each year. As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company is undergoing an interim analysis of its goodwill carrying value as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142).
     In accordance with SFAS 142, a two step process is used to test goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.
     To estimate the fair value of its reporting units for step one, the Company utilizes a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology and a market approach applying the use of multiples of revenues and earnings associated with comparable companies was used.
      The Company completed step one of the analysis and determined that several of its reporting units may be impaired. The goodwill related to these reporting units is approximately $19,000.
     Due to the complexity of estimating the fair value of the identifiable tangible and intangible assets of the reporting units in the step two analysis, the

Company was not able to complete the interim impairment test by the filing deadline for its Form 10-Q for the three-month period ended December 31, 2008.
     The Company anticipates having the analysis completed during the third quarter. However, the Company has estimated that the potential loss from the step two analysis will be between $0 and $19,000. The Company has not recorded a charge in the second quarter due to the fact that it is not sure at this time what the amount of the impairment will be within this range. A non-cash impairment charge, if any, will be recorded in the third quarter.
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
     The Company currently manages its business as one reportable business segment built around its core competency in press automation equipment. The Company monitors compliance with the disclosure requirement of Statement of Financial Accounting Standards No. 131 “Disclosure about Segments of an Enterprise and Related Information” for the purpose of defining its reportable segments.
     The global economic climate continued to deteriorate during the quarter ended December 31, 2008. The market for printing equipment faces significant challenges due to the current economic environment. In addition, several of the Company’s largest customers (major OEM press manufacturers) have reported weakness in orders and sales, particularly for commercial presses. These events have translated into a lower level of business activity for the Company and have been reflected in lower order intake and reduced shipment levels of the Company’s equipment. See discussion below related to consolidated results of operations.
     As a result of the slowing global economy, the Company has implemented previously announced cost reduction and restructuring programs designed to mitigate the impact of the continuing weak market for printing equipment. See discussion below related to liquidity and capital resources.
Six Months Ended December 31, 2008 vs. Six Months Ended December 31, 2007
Consolidated Results
Net Sales
     Net sales for the six months ended December 31, 2008 decreased by $9,664,000, or 9%, to $102,196,000 from $111,860,000 for the six months ended December 31, 2007. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $647,000 in the current period.
     Net sales, excluding the effects of exchange rates, reflects decreased sales in Europe of $5,949,000. The decrease is attributable to weakening global demand for the Company’s equipment reflecting reduced order and sales activity by OEM press manufacturers in Germany for new printing equipment. In addition, deliveries to end users in the U.K. and

France in fiscal year 2008 were not repeated in fiscal year 2009. Partially offsetting these declines were increased equipment shipments in the newspaper market.
     In Asia net sales decreased $4,130,000. In the newspaper market lower demand for spray dampening equipment, coupled with the slow economy which additionally reduced demand in the commercial market for cleaning equipment and water systems, more than offset the increased demand for consumables and higher service related projects. Net sales in the Americas decreased $231,000 and primarily reflects higher demand in the commercial market for water systems, particularly temperature control equipment, offset by the decline in demand in the newspaper market.
Gross Profit
     Gross profit for the six months ended December 31, 2008 of $31,708,000 (31.0% of net sales) as compared to $35,214,000 (31.5% of net sales) for the six months ended December 31, 2007, a decrease of $3,506,000 or 10%. Currency rate fluctuations had virtually no impact on the increased gross profit in the current period.
     Gross profit as a percentage of net sales decreased as a result of continued pricing pressures from OEM and end users, higher material costs primarily in Japan, product revenue mix which included a higher portion of products sourced from alliance partners and unfavorable overhead absorption related to the reduced volumes.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) amounted to $19,348,000 (18.9% of net sales) for the six months ended December 31, 2008 as compared to $20,301,000 (18.1% of net sales) for the same period in the prior fiscal year, a decrease of $953,000 or 5%. Currency rate fluctuations had virtually no effect on the SG&A decrease. Selling expenses decreased $305,000. The decrease is primarily driven by lower trade show, advertising and commission expenses. General and administrative expenses decreased approximately $648,000 and reflects reduced outside service consultants, lower travel and other employee expenses.
Engineering and Development Expenses
     Engineering and development expenses amounted to $8,549,000 (8.4% of net sales) for the six months ended December 31, 2008, compared to $9,329,000 (8.3% of net sales) for the same period in the prior fiscal year, a decrease of $780,000 or 8.4%. Currency rate fluctuations increased expenses $100,000. The decrease relates primarily to lower salaries, benefits and other employee related costs associated with lower headcount.
Restructuring
     The Company recorded $681,000 of restructuring costs during the six months ended December 31, 2008 versus $960,000 in the comparable prior year period. The restructuring plans were designed to achieve operational efficiencies in Germany and consisted entirely of employee terminations.
Interest and Other
     Interest expense for the six months ended December 31, 2008 was $1,250,000, compared to $1,564,000 for the six months ended December 31, 2007. Currency rate fluctuations had no impact on interest expense in the current period. This decrease reflects the lower average debt and interest rates versus the period ended December 31, 2007. Interest income amounted to $18,000 and $137,000 for the six months ended December 31, 2008 and 2007, respectively.

     Other (income) expense, net amounted to income of $1,249,000 for the six months ended December 31, 2008 compared to expense of $45,000 for the six months ended December 31, 2007. These amounts are primarily comprised of net foreign exchange gains in fiscal year 2009 and losses in fiscal year 2008.

Income Taxes
     The Company recorded an income tax provision of $ 1,474,000 or 46.8% for the six months ended December 31, 2008, compared to $1,849,000 or 58.7% for the six months ended December 31, 2007. The tax provision for the six months ended December 31, 2007 has been negatively impacted by approximately $380,000 as a result of a reduction in tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country. Excluding the impact of the discrete change the effective rate for the six months ended December 31, 2007 was 46.6%.
     The effective tax rates of 46.8% and 46.6% for fiscal 2009 and 2008, respectively, differ from the statutory rate and reflect, a) no benefit recognized for losses incurred in certain jurisdictions, as the realization of such benefits was not more likely than not b) the effect of certain foreign income items on U.S. taxable income, c) foreign and domestic permanent adjustments. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment was determined to be required.
Net Income
     The Company’s net income was $1,673,000 for the six months ended December 31, 2008, compared to net income of $1,303,000 for the six months ended December 31, 2007. Currency rate fluctuations decreased net income by $220,000 in the current period. Net income per basic and diluted share was to $0.03 for the six months ended December 31, 2008, compared to net income per basic and diluted share of $0.02 basic and diluted for the six months ended December 31, 2007.
Three Months Ended December 31, 2008 vs. Three Months Ended December 31, 2007
Consolidated Results
Net Sales
     Net sales for the three months ended December 31, 2008 decreased by $11,672,000, or 20%, to $46,259,000 from $57,931,000 for the three months ended December 31, 2007. Currency rate fluctuations attributable to the Company’s overseas operations decreased net sales by $2,481,000 in the current period. Excluding the impact of unfavorable currency, net sales decreased $9,191,000 or 16% versus the comparable three month period.
     Net sales, excluding the effects of exchange rates, reflects decreased sales in Europe $4,919,000. The decrease is attributable to continued weakening of global demand for the Company’s equipment reflecting reduced order and sales activity by OEM press manufacturers in Germany for new printing equipment.
     In Asia, net sales decreased $3,153,000. The decrease reflects the impact of the slowing economy in the commercial and newspaper market for the Company’s cleaning equipment. Net Sales in the Americas decreased $1,120,000 and primarily reflects lower demand in the commercial market for cleaning systems.
Gross Profit
     Gross profit for the three months ended December 31, 2008 was $14,373,000 (31.1% of net sales), compared to $17,968,000 (31.0% of net sales) for the three months ended December 31, 2007, a decrease of $3,595,000 or 20%. Currency rate fluctuations decreased gross profit by $1,043,000, in the current period. Excluding the effects of currency rate fluctuations gross profit declined $2,552,000.

     Gross profit as a percentage of net sales remained flat as a percentage of sales. Increased under absorption of labor and overhead costs associated with the lower volumes noted above and higher material costs were offset by reduced technical service requirements and favorable technical solutions reduced reserve requirements.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) were $9,191,000 (19.9% of net sales) for the three months ended December 31, 2008, compared to $10,623,000 (18.3% of net sales) for the same period in the prior fiscal year, a decrease of $1,432,000 or 13.5%. Excluding the effect of foreign currency translations of $452,000 SG&A decreased $978,000 or 9%. The decrease reflects lower trade show, advertising and commission expenses coupled with reduction in outside service consultants, lower travel and other employee expenses.
Engineering and Development Expenses
     Engineering and development expenses were $3,862,000 (8.3% of net sales) for the three months ended December 31, 2008, compared to $4,913,000 (8.5% of net sales) for the same period in the prior fiscal year, a decrease of $1,051,000 or 21.4%. Excluding the effects of currency rate fluctuations of $245,000, engineering and development expenses would have decreased $806,000 and primarily reflects lower salaries and benefits associated with lower headcount.
Restructuring
     The Company recorded $681,000 of restructuring costs during the three months ended December 31, 2008 versus $960,000 in the comparable prior year period. The restructuring plans were designed to achieve operational efficiencies in Germany and consist entirely of employee terminations.
Interest and Other
     Interest expense for the three months ended December 31, 2008 was $557,000 as compared to $794,000 for the three months ended December 31, 2007. Currency rate fluctuations increased interest expense by $42,000 in the current period. Otherwise, interest expense decreased by $195,000. The decrease reflects lower debt levels and interest rates versus the period ended December 31, 2007. Interest income amounted to $12,000 and $69,000 for the three months ended December 31, 2008 and 2007, respectively.
     Other (income) expense, net, amounted to income of $846,000 for the three months ended December 31, 2008 compared to income of $27,000 for the three months ended December 31, 2007. Other income (expense), net, primarily includes net foreign currency transaction gains for the three months ended December 31, 2008 and 2007.
Income Taxes
     The Company recorded an income tax provision of $477,000 for the three months ended December 31, 2008, compared to $510,000 for the three months ended December 31, 2007. The effective tax rate of 50.7% and 65.9% for the three months ended December 31, 2008 and 2007, respectively, differs from the statutory rate, as no benefit was recognized for losses incurred in certain countries, as the realization of such benefits was not more likely than not, foreign income tax at rates higher than the U.S. statutory rate and the effect of certain foreign income on U.S. taxable income.
Net Income
     The Company’s net income was $463,000 for the three months ended December 31, 2008, compared to $264,000 for the three months ended December 31, 2007. Currency rate fluctuations reduced net income $345,000 in the current period. Net income per basic and diluted share amounted to $0.03 for the three months ended December 31, 2008, compared to $0.02 per basic and diluted share for the three months ended December 31, 2007.
Liquidity and Capital Resources at December 31, 2008
     The following table summarizes cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended December 31, 2008 and 2007:

	2008	2007
Cash provided by (used for):
Operating activities	$19,000	$(7,224,000)
Investing activities	(1,177,000)	(1,830,000)
Financing activities	5,718,000	1,157,000
Effect of exchange rate changes on cash	141,000	464,000

Net increase (decrease) in cash and cash equivalents	$4,701,000	$(7,433,000)

     Cash provided by operating activities increased $7,243,000 during the six months ended December 31, 2008 versus the prior year period. This increase reflects higher customer deposits, decreased inventory, notes and accounts receivable offset by the timing of payments for trade accounts payable.
     The Company utilized $1,177,000 for investing activities for the six months ended December 31, 2008. Cash utilized for investing during the six months ending December 31, 2008 and 2007 includes additions to property, plant and equipment and patents and trademarks of $1,177,000 and $1,384,000, respectively. The amount utilized during the six months ended December 31, 2007 additionally include payments of $446,000 associated with fiscal year 2007 acquisitions.
     Cash provided by financing activities of $5,718,000 and $1,157,000 for the periods ended December 31, 2008 and 2007, respectively, primarily reflects net borrowings in excess of debt repayments.
     During the quarter ended December 31, 2008, the Company announced a restructuring plan in an effort to achieve operational efficiencies in Germany, and other cost savings initiatives. The Company expects to incur aggregate cash expenditures of approximately $681,000 under the restructuring plan, primarily during fiscal year 2008 in relationship to this action. Annual estimated savings from the second quarter actions is approximately $2.1 million.
     In addition, in January 2009, the Company committed to the principal features of an additional plan to restructure some of its existing operations. The plan includes consolidation of production facilities and employment reductions in Germany. Actions under the plan commenced in January 2009 in response to weakening market conditions. The Company currently expects to substantially complete the plan by the end of the Company’s current fiscal year.
     The costs associated with this plan will be charged to the Company’s results of operations during the third quarter of Fiscal 2009 and consist primarily of employee personnel costs. The Company expects to incur costs of approximately $3.0 million, anticipated to be paid in cash during the remainder of Fiscal 2009 and into the second quarter of Fiscal 2010.

     This action, combined with other initiatives implemented during the third quarter, in Europe, the U.S. and Japan will eliminate 68 full-time positions and will reduce the Company’s worldwide cost base and strengthen its competitive position as a leading global supplier of process automation equipment. In addition, the Company has eliminated merit increases for approximately 13% of the remaining workforce, temporarily suspended the Company’s matching contribution to the U.S. 401 (k) plan, reduced U.S. based healthcare costs and has received voluntary salary reductions from approximately 49 senior managers. The Company estimates that annual savings from all of the above third quarter initiatives will be approximately $5.8 million.
     The Company has additionally instituted cost reduction initiatives, related to reduction in overtime, implementation of short time work weeks, reduction of external service providers and extended holiday shutdown, all of which will provide additional annual savings of approximately $4.1 million.
     As a result of Fiscal 2009 restructurings and other actions the Company’s full time employment headcount will be reduced from the 655 at June 30, 2008 to approximately 575, a reduction of 80 employees or 12%.
     The restructuring charge recorded during the third quarter will cause the Company’s trailing twelve month reported EBITDA for the computation period to decrease to a level lower than the minimum level required by the credit agreement with Bank of America as lead bank. As a result, the Company has been conducting discussions with its banks to amend the credit agreement. Although there are no assurances, the Company fully expects to have a restructured credit agreement in place before the end of the third quarter.
     The Company maintains relationships with both foreign and domestic banks, which combined, have extended credit facilities to the Company equivalent to $55,987,000 at December 31, 2008. As of December 31, 2008, the Company had $33,923,000 (including letters of credit) outstanding under these credit facilities.
     The Company believes that its cash flows from operations, along with the available bank lines of credit and alternative sources of borrowings, if necessary, are sufficient to finance its working capital and other capital requirements through the term of the Bank of America Agreement.
     At December 31, 2008 and June 30, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at December 31, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	December						2014 and
	31, 2008	2009 *	2010	2011	2012	2013	thereafter
Contractual obligations:
Loans payable	$4,409	$4,409	$—	$—	$—	$—	$—
Capital lease obligations	309	77	140	89	3	—	—

	Fiscal Years Ending June 30,
	Total at
	December						2014 and
	31, 2008	2009 *	2010	2011	2012	2013	thereafter
Long-term debt	25,406	1,624	3,519	4,332	15,931	—	—
Non-cancelable operating lease Obligations	23,142	3,289	5,314	3,784	2,933	1,795	6,027
Purchase commitments (materials)	13,376	10,686	2,690	—	—	—	—
Pension funding	3,865	531	212	372	382	387	1,981
Restructuring payments	619	565	54	—	—	—	—
Interest expense (1)	4,144	674	1,482	1,291	544	153	—

Total contractual cash obligations	$75,270	$21,855	$13,411	$9,868	$19,793	$2,335	$8,008

*	Includes only the remaining six months of the fiscal year ending June 30, 2009.

(1)	the anticipated future interest payments are based on the Company’s current indebtedness and interest rates at December 31, 2008, with consideration given to debt reduction as the result of expected payments.
Impact of Inflation
     The Company’s results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There has been no material changes during the six months ended December 31, 2008.
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
     Changes in Internal Control Over Financial Reporting:
     During the quarter ended December 31, 2008, the Company has not made any changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with the Company’s business. These efforts will lead to various changes in its internal control over financial reporting.

Part II: Other Information
ITEM 1A. Risk Factors
     The following is an update to Item 1A — Risk Factors contained in the Company’s Annual Report on Form 10-K for its Fiscal Year ended June 30, 2008. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended December 31, 2008, the Company repurchased shares of its Class A Common Stock under a plan approved by the Board of Directors in November 1999 (The 1999 Plan). The 1999 Plan authorized the Company to repurchase up to a total of $5.0 million of shares. The Company had previously repurchased $2.5 million shares under the Plan and the maximum amount of shares that may be repurchased under this program in the future was approximately $2.4 million as of December 31, 2008.

			Total Number of	Maximum Dollar Value
	Total		Shares Purchased	of Shares that may yet
	Number of		as Part of Publicly	be Purchased Under
	Shares	Average Price	Announced Plans	the Plans or Program
	Purchased	per Share	or Programs	(in 000’s)
October 2008	—	—	—	$2,519
November 2008	9,127	1.92	9,127	$2,501
December 2008	76,238	1.82	76,238	$2,362

Total	85,365	1.83	85,365	$2,362

ITEM 4. Submission of Matters to a Vote of Security Holders
     (a) The Annual Meeting of Stockholders was held on November 11, 2008.

     (b) A brief description of matters voted upon and the results of the voting follows:
Proposal 1 — To elect two Class III Directors to serve for three-year terms or until their respective successors are elected and qualify.

SCHEDULE OF VOTES
CAST FOR EACH
DIRECTOR	Total Vote for	Total Vote Withheld
Class A & B	Each Director	from Each Director
Karl S. Puehringer	21,724,208	3,534,217
Claes Warnander	24,098,882	1,159,543
Proposal 2 — To approve an amendment to the Company’s 2005 Equity Compensation Plan to increase the maximum aggregate number of shares of the Company’s Class A Common Stock that may be delivered to Participants or their Beneficiaries pursuant to all Awards granted under the Plan by 1,000,000 to 2,200,000.

For	Against	Abstain	Broker Non-Vote
15,929,652	5,775,359	6,251	3,547,162
ITEM 5. Other Events
Compensation of Executive Officers
     On January 13, 2009, the Executive Officers of the Company voluntarily agreed to a ten (10%) percent reduction in base salary. The salary reductions for the Executive Officers and certain other members of senior management were effective beginning February 1, 2009 and were formalized by amendments to their respective employment agreements with the Company. During this period, the salaries of the Chairman, Chief Executive Officer, Chief Financial Officer and the Vice President will be adjusted as follows:

Name	Title	Previous Salary	Adjusted Salary
Gerald A. Nathe	Chairman	$350,000	$315,000
Karl S. Puehringer	President & CEO	$420,000	$378,000
John P. Jordan	VP, CFO & Treasurer	$255,000	$229,500
Shaun J. Kilfoyle	VP	$210,712	$189,641
Compensation of Directors
     On February 10, 2009, the Independent Directors voluntarily agreed to a ten (10%) percent reduction in their annual cash retainer for calendar year 2009.
     The Company issued a press release dated February 12, 2009, a copy of which is filed herewith as Exhibit 99.1 and is incorporated herein by reference.
ITEM 6. Exhibits
10.26	Employment Agreement dated December 19, 2008, amending and restating an earlier agreement dated February 22, 2007, between Baldwin Technology Company, Inc. and John P. Jordan (filed herewith).
10.27	Employment Agreement dated December 19, 2008 between Baldwin Technology Company, Inc. and Shaun J. Kilfoyle (filed herewith).

10.28	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and Gerald A. Nathe (filed herewith).
10.29	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and Karl S. Puehringer (filed herewith).
10.30	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and John P. Jordan (filed herewith).
10.31	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and Shaun J. Kilfoyle (filed herewith).
99.1	Earnings release entitled “Baldwin Reports Financial Results for Q2 FY09” dated February 12, 2009 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.

BY	/s/ John P. Jordan John P. Jordan
Vice President, Chief Financial Officer and Treasurer
Dated: February 17, 2009