Form 10-Q
period 2009-03-31
BALDWIN TECHNOLOGY CO INC
filed 2009-05-15
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
203-402-1000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Class A Common Stock
$0.01 par value	14,213,244
Class B Common Stock
$0.01 par value	1,142,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	March 31,	June 30,
	2009	2008
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,748	$9,333
Accounts receivable trade, net of allowance for doubtful accounts of $851 ($1,180 at June 30, 2008)	27,838	42,262
Notes receivable, trade	3,045	7,303
Inventories	21,836	31,804
Deferred taxes, net	3,470	1,497
Prepaid expenses and other	6,350	7,016

Total current assets	77,287	99,215

MARKETABLE SECURITIES: (Cost $665 at March 31, 2009 and $594 at June 30, 2008)	355	591

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,065	1,408
Machinery and equipment	6,342	7,257
Furniture and fixtures	4,880	5,479
Capital leases	223	269

	12,510	14,413
Less: Accumulated depreciation	(7,486)	(8,254)

Net property, plant and equipment	5,024	6,159

INTANGIBLES, less accumulated amortization of $8,776 ($8,100 at June 30, 2008)	11,333	11,949
GOODWILL, less accumulated amortization of $1,393 ($3,765 at June 30, 2008)	20,345	27,751
DEFERRED TAXES, NET	7,279	6,858
OTHER ASSETS	6,398	7,135

TOTAL ASSETS	$128,021	$159,658

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	June 30,
	2009	2008
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$4,042	$3,767
Current portion of long-term debt	23,984	3,472
Accounts payable, trade	12,866	23,376
Notes payable, trade	6,972	8,661
Accrued salaries, commissions, bonus and profit-sharing	4,763	9,572
Customer deposits	2,999	1,001
Accrued and withheld taxes	1,344	2,104
Income taxes payable	233	1,070
Other accounts payable and accrued liabilities	13,826	15,100

Total current liabilities	71,029	68,123

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	—	17,963
Other long-term liabilities	11,755	11,959

Total long-term liabilities	11,755	29,922

Total liabilities	82,784	98,045

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,213,244 shares issued at March 31, 2009 and 14,139,734 at June 30, 2008	142	142
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,142,555 shares issued at March 31, 2009 and at June 30, 2008	11	11
Capital contributed in excess of par value	47,124	46,398
Accumulated earnings (deficit)	(2,490)	9,284
Accumulated other comprehensive income	450	5,778

Total shareholders’ equity	45,237	61,613

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$128,021	$159,658

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
Net Sales	$36,087	$59,200	$138,283	$171,060
Cost of goods sold	25,816	40,709	96,304	117,355
Inventory Reserve	4,250	—	4,250	—

Gross Profit	6,021	18,491	37,729	53,705

Operating Expenses:
General and administrative	5,204	6,709	16,173	18,364
Selling	3,366	4,540	11,745	13,186
Engineering and development	3,529	4,661	12,078	13,990
Restructuring	4,066	—	4,747	960
Impairment of Goodwill	5,658	—	5,658	—

	21,823	15,910	50,401	46,500

Operating income (loss)	(15,802)	2,581	(12,672)	7,205

Other (income) expense:
Interest expense	438	846	1,688	2,410
Interest income	(10)	(25)	(28)	(162)
Other (income) expense, net	311	(17)	(938)	28

	739	804	722	2,276

Income (loss) before income taxes	(16,541)	1,777	(13,394)	4,929

Provision (benefit) for income taxes	(3,094)	(219)	(1,620)	1,630

Net income (loss)	$(13,447)	$1,996	$(11,774)	$3,299

Net income (loss) per share — basic and diluted
Income (loss) per share — basic	$(0.88)	$0.13	$(0.77)	$0.21
Income (loss) per share — diluted	$(0.88)	$0.13	$(0.77)	$0.21

Weighted average shares outstanding:
Basic	15,344	15,496	15,319	15,473

Diluted	15,344	15,671	15,319	15,803

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital	Accumu-	Accumulated			Comprehensive Income
	Class A		Class B		Contributed	lated	Other			(Loss) for the Nine Months
	Common Stock		Common Stock		in Excess	Earnings/	Comprehensive	Treasury Stock		Ended March 31,
	Shares	Amount	Shares	Amount	of Par	(Deficit)	Income (Loss)	Shares	Amount	2009	2008
Balance at June 30, 2008	14,139,734	$142	1,142,555	$11	$46,398	$9,284	$5,778	0	0

Net income (loss) for the nine months ended March 31, 2009						(11,774)				$(11,774)	$3,299

Translation adjustment							(4,865)			(4,865)	4,803

Pension and other, net of tax							(285)			(285)

Unrealized gain (loss) on available-for-sale securities, net of tax							(178)			(178)	(117)

Amortization stock based compensation					908

Comprehensive income (loss)										$(17,102)	$7,985

Repurchase of shares								(85,365)	(157)

Retirement of treasury shares	(98,276)	(1)			(182)			98,276	183

Shares issued under stock option plan	171,786	1						(12,911)	(26)

Balance at March 31, 2009	14,213,244	$142	1,142,555	$11	$47,124	$(2,490)	$450	0	0

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(11,774)	$3,299
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation and amortization	2,216	1,846
Accrued retirement pay	(41)	58
Provision for losses on accounts receivable	95	159
Restructuring charge	4,747	960
Inventory and accounts receivable charge	4,715	—
Impairment charge	5,658	—
Stock based compensation	909	709
Deferred income taxes	(2,620)	(899)
Changes in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	14,605	1,338
Inventories	2,799	(1,362)
Prepaid expenses and other	484	(1,090)
Other assets	33	66
Customer deposits	2,252	(1,783)
Accrued compensation	(3,730)	(492)
Payment of restructuring charges	(1,409)	(389)
Payment of liabilities assumed	(165)	(1,152)
Accounts and notes payable, trade	(12,256)	(3,296)
Income taxes payable	(917)	1,492
Accrued and withheld taxes	(760)	373
Other accounts payable and accrued liabilities	(2,077)	(2,653)
Interest payable	—	(96)

Net cash provided (used) by operating activities	2,764	(2,912)

Cash flows from investing activities:
Acquisition related payments	—	(446)
Additions of property, plant and equipment	(766)	(1,460)
Additions to patents and trademarks	(955)	(1,086)

Net cash (used for) investing activities	(1,721)	(2,992)

Cash flows from financing activities:
Long-term and short-term debt borrowings	16,881	8,066
Long-term and short-term debt repayments	(11,690)	(11,525)
Repurchase of common stock	(183)	(405)
Principal payments under capital lease obligations	(112)	(111)
Proceeds of stock option exercises	—	102
Other long-term liabilities	68	(58)

Net cash provided (used) by financing activities	4,964	(3,931)

Effects of exchange rate changes	(592)	1,146

Net increase (decrease) in cash and cash equivalents	5,415	(8,689)
Cash and cash equivalents at beginning of period	9,333	16,034

Cash and cash equivalents at end of period	$14,748	$7,345

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the nine months
	ended March 31,
	2009	2008
Cash paid during the period for:
Interest	$1,189	$2,314
Income taxes	$864	$1,545
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
     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present fairly the financial position and of the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
     As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company assessed the recoverability of its goodwill carrying value as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142).
     In accordance with SFAS 142, a two step process is used to test goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.
     To estimate the fair value of its reporting units for step one, the Company utilizes a combination of income and market approaches. The income approach applies a discounted cash flow methodology to the Company’s future period projections and a market approach compares the Company’s multiples of revenues and earnings with those of comparable companies.
     As a result of the assessment, the Company recorded a non-cash goodwill impairment charge of $5,658 related to its Japan reporting unit.
     The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Due to the continued deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization during the quarter and nine months ended March 31, 2009, the Company recorded a $4,250 write down of inventory in the U.S. during the quarter.

Note 2 — Recently Issued Accounting Standards:
     In December 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require employers to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. FSP FAS 132R-1 requires employers to consider various objectives in providing more detailed disclosures about plan assets. The disclosure required by the FSP is required for fiscal years ending after December 15, 2009. The Company intends to adopt FSP FAS 132R-1 effective fiscal year ending June 30, 2010.
     In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-7, “Accounting for Defensive Intangible Assets,” to clarify how to account for defensive intangible assets subsequent to initial measurement. This issue applies to acquired intangible assets, except for those used in research and development activities that an entity does not intend to actively use but intends to hold to prevent others from using. The consensus requires that intangible assets within the scope of Issue 08-7 be accounted for as separate units of accounting and assigned useful lives reflecting the period over which they diminish in fair value. EITF Issue 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, consistent with the effective date of FASB Statement 141 (revised 2007), Business Combinations. The Company intends to begin applying the provisions of EITF Issue 08-7 to defensive intangible assets acquired on July 1, 2009. The Company does not believe the adoption of EITF Issue 08-7 will have a significant effect on its financial statements.
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of Financial Asset when the Market is Not Active”, which applies to financial assets subject to the fair value accounting requirements of FASB Statement 157, “Fair Value Measurement”, and clarifies the application of Statement 157’s valuation requirements to a financial asset in a market that is not active. The FSP also amends Statement 157 by adding an example to illustrate key considerations in determining the fair value of such financial assets. The key considerations include the following: (a) the fair value measurement objective is unchanged, (b) when relevant observable inputs are not available, a reporting entity may use its own assumptions about future cash flows and risk-adjusted discount rate, and (c) broker or pricing service quotes may not represent fair value in the absence of an active market. This FSP is effective on October 10, 2008, the date of issuance, including for prior periods if financial statements have not been issued. The Company adopted FSP FAS 157-3 effective October 2008. The adoption of FSP FAS 157-3 did not have material impact in the financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires additional derivative disclosures, including objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements. The Company is in the process of analyzing the impact of SFAS 161, which is effective for financial statements issued for fiscal years and interim periods beginning after

November 15, 2008. The adoption of SFAS 161 did not have a material impact on its financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 effective July 1, 2008. The adoption of SFAS No. 157 did not have any material impact on the Company’s financial statements. In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. We are assessing the impact, if any, which the adoption of FSP FAS 157-b will have on our financial position, results of operations and cash flows.
Note 3 — Long Term Debt:
     In January 2009 and March 2009, the Company committed to the principal features of plans to restructure some of its existing operations. The associated restructuring charges, and other adjustments recorded during the third quarter, caused the Company’s trailing twelve month reported EBITDA to decrease to a level lower than the minimum level required by the Company’s credit agreement with Bank of America as lead bank. As a result, the Company was not in compliance with the covenants in the credit agreement and has been conducting discussions with its banks to amend the credit agreement. On March 31, 2009, the Company entered into a Modification and Limited Waiver Agreement (the “Waiver Agreement”) with Bank of America as a Lender and as Administrative Agent, and certain other Lenders. The Company and its lenders entered into the Waiver Agreement covering the period from March 31, 2009 through May 15, 2009, which period on May 15, 2009 was extended through July 31, 2009. The Waiver Agreement modifies the credit agreement during the waiver period as follows: (i) increases the applicable margin rates 2.5%, (ii) reduces the amount of revolving credit available from $35,000 to $17,100 and (iii) enhances the banks collateral position. The Company is working with its lenders to amend the credit agreement to provide the Company with liquidity in an amount the Company believes would be sufficient to finance its operations through the remaining term of the original credit agreement. The Company is required by current accounting standards to classify the indebtedness as a current liability on the consolidated balance sheet as of March 31, 2009.
          The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long-term credit facilities to the Company totaling $34,320, as modified by the Waiver Agreement. As of March 31, 2009, there was $29,009 outstanding under these agreements (including Letters of Credit). The amount available under these credit facilities at March 31, 2009 was $5,311.

	(in thousands)
	March 31, 2009		June 30, 2008
	Current	Long-Term	Current	Long-Term
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR 0.56438% plus 4.5%	$12,100	$—	$—	$3,850
Revolving Credit Facility due November 21, 2011, interest rate one-month EURIBOR rate 1.3657% plus 4.5%	1,328	—	—	2,519
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments interest rate one-month EURIBOR rate 1.3657% plus 4.5%	10,556	—	3,356	11,594
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81%	—	—	78	—
Note payable by foreign subsidiary through 2008, interest rate 6.95%	—	—	38	—

	$23,984	$—	$3,472	$17,963

Note 4 — Net income per share:
     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution by securities that could share in the earnings of an entity. Due to the losses incurred during the three and nine months ended March 31, 2009, the denominator in the diluted earnings per share calculation does not include the effects of options as it would result in a less dilutive computation. As a result, for the three and nine months ended March 31, 2009, outstanding options to purchase 1,437,000 shares of the Company’s common stock are not included in the calculation to compute diluted net income per share. The weighted average shares outstanding used to compute diluted net income per share include potentially dilutive shares of 175,000 and 330,000, respectively, for the three and nine months ended March 31, 2008. Outstanding options to purchase 684,000 shares of the Company’s common stock for the three and nine months ended March 31, 2008, are not included in the above calculation to compute diluted net income per share, as their exercise prices exceeded the market value of these shares.
Note 5 — Accumulated Other Comprehensive Income (Loss):

     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items that affect equity resulting from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	(in thousands)
	March 31, 2009	June 30, 2008
Cumulative translation adjustments	$1,330	$6,195
Unrealized (loss) on investments, net of tax	(180)	(2)
Pension and other, net of tax	(700)	(415)

	$450	$5,778

Note 6 — Inventories:
     Inventories consist of the following:

	(in thousands)
	March 31, 2009	June 30, 2008
Raw materials	$7,832	$15,385
In process	5,308	5,628
Finished goods	8,696	10,791

	$21,836	$31,804

     Foreign currency translation effects decreased inventories by $2,918 from June 30, 2008 to March 31, 2009. Inventory at March 31, 2009 additionally reflects an inventory reserve adjustment of $4,250 in the U.S. (See Note 1)
Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2009 were as follows:

	Gross Carrying	Accumulated	Net
Goodwill:	Amount	Amortization	Book Value
	(in thousands)
Balance as of July 1, 2008	$31,516	$3,765	$27,751
Impairment*	(8,037)	(2,379)	(5,658)
Effects of currency translation	(1,741)	7	(1,748)

Balance as of March 31, 2009	$21,738	$1,393	$20,345

*	As discussed in Note 1 the company recorded a goodwill impairment charge for the nine months ended March 31, 2009.
     Intangible assets subject to amortization were comprised of the following:

		As of March 31, 2009		As of June 30, 2008
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period (Years)	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and Trademarks	15-20	$10,943	$6,579	$10,215	$5,868
Customer relationships	2-13	638	97	633	88
Tradename	30	1,450	78	1,645	90
Existing product technology	15	4,959	513	5,438	548
Non-compete/solicitation Agreements	5	94	29	93	26
Other	5-30	2,025	1,480	2,025	1,480

Total		$20,109	$8,776	$20,049	$8,100

     Amortization expense associated with these intangible assets was $442 and $1,098, respectively, for the three and nine months ended March 31, 2009 and $187 and $668, respectively, for the three and nine months ended March 31, 2008.

Note 8 — Pension and other post-retirement benefits:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three and nine months ended March 31, 2009 and 2008:

	(in thousands)
	Pension Benefits		Pension Benefits
	For the three months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
Service cost	$99	$65	$297	$195
Interest cost	56	13	168	39
Expected return on plan assets	(5)	(5)	(15)	(15)
Amortization of transition obligation	—	—	—	—
Amortization of net actuarial gain	(2)	(2)	(6)	(6)

Net periodic benefit cost	$148	$71	$444	$213

     During the nine months ended March 31, 2009 and 2008, the Company made contributions to the plans of $217 and $347, respectively.
Note 9 — Customers:
          During the three and nine months ended March 31, 2009 and 2008 one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 12% and 14% of the Company’s net sales for the three and nine months ended March 31, 2009, respectively, and 13% and 15% of the Company’s net sales for the three and nine months ended March 31, 2008, respectively.
Note 10 — Warranty Costs:
     The Company’s standard contractual warranty provisions provide for the repair or replacement of product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience within the Company and accrues estimated warranty costs at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percentage of revenue discussed above.

	(in thousands)
	Warranty Amount
	2009	2008
Warranty reserve at June 30	$5,421	$4,820
Additional warranty expense accruals	1,966	2,499
Payments against reserve	(3,470)	(4,136)
Acquired Oxy-Dry accrual	—	1,754
Effects of currency rate fluctuations	(838)	762

Warranty reserve at March 31	$3,079	$5,699

Note 11 — Share-Based Compensation:
     Pursuant to SFAS123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant- date fair value of those awards.
     Total share-based compensation expenses for the three and nine months ended March 31, 2009 and 2008 is summarized in the following table:

	(in thousands)
	For the three
	months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
Share-based compensation
Stock options	$65	$95	$219	$183
Restricted stock	217	209	690	526

Total share-based compensation	$282	$304	$909	$709

Note 12 — Restructuring:
     FY 2008 Plan:
     On December 1, 2007, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in its operations in Germany. Actions under the plan commenced in December 2007 and were substantially complete at June 30, 2008. Payments were completed by September 30, 2008.

	(in thousands)
				Payments
				against reserve
				for the nine
		Payments	Balance at	months ended	Balance at
	Initial	against	June 30,	March 31,	March 31,
	Reserve	Reserve	2008	2009	2009
Restructuring costs:
Other costs	$960	$(398)	$562	$(562)	$0

Total restructuring costs	$960	$(398)	$562	$(562)	$0

     October FY 2009 Plan:
     On October 29, 2008, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in its operations in Germany. Actions under the Plan commenced during October 2008 and were substantially complete by December 31, 2008. Payments are expected to continue through June 30, 2009. No non-cash charges are contemplated in connection with the Plan.

	(in thousands)
		Payments
	Initial	against	Balance at
	Reserve	Reserve	March 31, 2009
Restructuring costs:
Employee termination costs	$681	$(361)	$320

Total restructuring costs	$681	$(361)	$320

     Quarter 3 FY 2009 Plans:
     In January and March 2009, the Company committed to the principal features of plans to restructure some of its existing operations. These plans included the consolidation of production facilities in Germany, as well as employment reductions in Germany, Sweden, Italy and the U.S. The actions were taken in response to sustained weak market conditions. Actions under the plan commenced during the Company’s third quarter of Fiscal 2009; and the Company expects to substantially complete the actions by June 30, 2009, the end of the Company’s current fiscal year. Nearly all the costs associated with the plans are cash costs, payment of which will continue through the second quarter of Fiscal 2010.

	(in thousands)
		Payments
	Initial	against	Balance at
	Reserve	Reserve	March 31, 2009
Restructuring costs:
Employee termination costs	$3,836	$(450)	$3,386
Other	$230	$(36)	$194

Total restructuring costs	$4,066	$(486)	$3,580

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
          Baldwin brought a patent infringement case against Siebert in 2002 before the U.S. District Court for the Northern District of Illinois, alleging infringement of several of Baldwin’s U.S. Patents. In 2006, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s RE35,976 Patent (the “reissue patent”). In 2007, the District Court granted summary judgment of non-infringement to Siebert on Baldwin’s U.S. Patent 5,974,976 (the “976 patent”). Baldwin appealed both rulings. In January 2008, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s decision of summary judgment on the reissue patent, reversed the summary judgment decision on the 976 patent and remanded the case to the lower court for further proceedings. Siebert again moved for summary judgment, which the District Court granted in August 2008, invalidating the 976 patent. Baldwin appealed. In January 2009, the parties reached a confidential settlement during mediation; the appeal was dismissed and the Federal Circuit court remanded the case to the District Court, which vacated the invalidity judgment and dismissed the case.
          On November 14, 2002, the Dusseldorf Higher Regional Court (“DHRC”) announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG (“Technotrans”) with the stipulation that its ruling could not be appealed (a

“non-admittance”). Technotrans nonetheless filed a request to appeal the DHRC ruling with the German Federal Supreme Court in Karlsruhe. Technotrans also filed to revoke the Company’s patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of the Company’s patent. Technotrans appealed that judgment to the German Federal Supreme Court in Karlsruhe. On April 22, 2009 the German Federal Supreme Court rendered a final decision, upholding Baldwin’s patent.
     On May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of the Company, filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $46,000,000 at the prevailing exchange rate) as a result of the patent infringement. The Dusseldorf Court suspended proceedings in the damages claim until such time as a decision is reached by the German Supreme Court in Karlsruhe on the appeal of the DHRC decision. The Supreme Court has not yet ruled on the non-admittance action, which is expected to occur some time in 2010. No amounts have been recorded in the consolidated financial statements with regard to the potential contingent gain from the damages claim.
Note 14 — Income Taxes:
     The Company’s effective tax rate is impacted by having significant operations outside the United States, which are taxed at rates different than the U.S. statutory rate of 35 percent. In addition, no tax benefit is recognized for losses incurred in certain countries as realization of such benefits is not more likely than not. The tax exposure for the three and nine months ended March 31, 2009 reflects the quarter and nine month losses; and the effective tax rate is impacted by the non-deductibility of the goodwill impairment charge. During the nine months ended March 31, 2008, the tax provision was negatively impacted by $380,000, as a result of a change in tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country. During the quarter ended March 31, 2008, the Company reversed a portion of its valuation allowance associated with its U.S. operations (approximately $1,200,000). The reversal of a portion of the U.S. operations deferred tax valuation allowance was based upon the U.S. operations historical operating performances and management’s expectation that the operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its net operating loss carryforwards and utilization of its foreign tax credits.
Note 15 — Subsequent Event:
     On May 1, 2009 the Company’s purchase price dispute related to working capital with the selling shareholders from whom Baldwin acquired the Oxy-Dry group of companies in November 2006, was resolved with a $517,121 refund of the purchase price to Baldwin. The payment, net of the arbitration costs, will be recorded as an adjustment of goodwill related to the acquisition.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)
     The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to comply with requirements of credit agreements; the availability of funding under said agreements; the ability to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions, either in the U.S. and other foreign locations, (iii) the ability to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company’s cleaning systems, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in the Company’s Annual Report and Form 10-K for the fiscal year ended June 30, 2008, which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes during the nine months ended March 31, 2009.
     As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company assessed the recoverability of its goodwill carrying value as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) during the interim period ended March 31, 2009.
     In accordance with SFAS 142, a two-step process is used to test goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.
     As a result of the assessment, the Company recorded a non-cash goodwill impairment charge of $5,658 related to its Japan reporting unit.

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Due to the continued deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization during the quarter and nine months ended March 31, 2009, the Company recorded a $4,250 write down of inventory in the U.S. during the quarter.
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
     The global economic climate continued to deteriorate during the quarter ended March 31, 2009. The market for printing equipment faces significant challenges due to the current economic environment. In addition, several of the Company’s largest customers (major OEM press manufacturers) have reported weakness in orders and sales, particularly for commercial presses. These events have translated into a lower level of business activity for the Company and have been reflected in lower order intake and reduced shipment levels of the Company’s equipment. As a result of the slowing global economy, the Company has implemented cost reduction and restructuring programs designed to mitigate the impact of the continuing weak market for printing equipment.
Highlights for Three and Nine Months ended March 31, 2009
•	Revenues, excluding currency effects, declined 32% and 17% for the three and nine months ended March 31, 2009, respectively, versus the year ago comparable periods.

•	Backlog of $39,798 at March 31, 2009 decreased 37% versus March 31, 2008 and 18% versus June 30, 2008.

•	Order intake was down 49% and 29% for the three and nine months ended March 31, 2009, respectively, versus the comparable year ago periods.

•	Cash flow provided by operations during the quarter ended March 31, 2009 was $2,745.

•	The Company recorded year-to-date restructuring charges of $4,747 ($4,064 during the quarter ended March 31, 2009) and announced cost saving initiatives that will result in benefits in excess of $20,000.

•	The Company completed its analysis of the recoverability of goodwill and the net realizable value of inventory and recorded a non-cash goodwill impairment charge of $5,658 and inventory reserve adjustment of $4,250.

•	Due to the restructuring charges and other adjustments recorded by the Company during the third quarter ended March 31, 2009, the Company was not in compliance with certain provisions of its credit agreement. The Company entered into a Modification and Limited Waiver Agreement (the “Waiver Agreement”) with its Lenders covering the period from March 31, 2009 through May 15, 2009, which has been extended through July 31, 2009. As a result the Company has classified the indebtedness as a current liability on its balance sheet dated March 31, 2009.

•	The effective tax rates for the three and nine months ended March 31, 2009 differ from the statutory rate, reflecting the effect of the following factors: (i) no benefit recognized for losses incurred in certain jurisdictions, as the realization of any such benefit was not more likely than not; and (ii) the impairment of goodwill which has no associated tax benefit.
     See discussion below related to consolidated results of operations, liquidity and capital resources.
Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008
Consolidated Results
Net Sales
     Net sales for the three months ended March 31, 2009, decreased by $23,113, or 39%, to $36,087 from $59,200 for the three months ended March 31, 2008. Currency rate changes attributable to the Company’s overseas operations reduced recorded net sales by $3,926 in the current period; otherwise, net sales would have decreased $19,187 or 32%.
     Net sales, excluding the effects of exchange rates, reflects decreased sales of $9,966 in Europe. Reduced order and sales activity by OEM press manufacturers, primarily in Germany, for new printing equipment, and lower level demand from end user customers account for the decline in sales in the commercial market. The decrease primarily reflects continued weakening of global demand for the Company’s cleaning equipment.
     In Asia, net sales decreased $5,748. The decrease reflects the impact of the slowing economy in the commercial and newspaper markets for the Company’s cleaning equipment. Net Sales in the Americas decreased $3,473, primarily reflecting lower demand in the commercial market for cleaning systems.
Gross Profit
     Due to the continued deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, a general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization during the quarter and nine months end March 31, 2009, the Company recorded a $4,250 write down of inventory in the U.S. for the quarter ended March 31, 2009 negatively impacting gross profit for the period. Gross profit for the three months ended March 31, 2009 was $6,021 (16.7% of net sales). Excluding the adjustment for inventory, gross profit for the three months ended March 31, 2009, was $10,271 (28.5% of net sales), compared to $18,491 (31.2% of net sales) for the three months ended March 31, 2008, a decrease of $8,220 or 44%. Currency rate fluctuations decreased gross profit by $1,544 in the current period. Gross profit as a percentage of net sales decreased as a result of the effect of the lower volume noted above on overhead absorption, and higher material and technical service costs, partially offset by lower warranty costs.
Selling, General, and Administrative Expenses
     Selling, general and administrative expenses (SG&A) were $8,570, including a $465 write off of a customer account receivable. Excluding the account receivable write off, (SG&A) was $8,105 (22% of net sales) for the three months ended March 31, 2009, compared to $11,249 (19% of net sales) for the same period in the prior fiscal year, a decrease of $3,144 or 28%. Currency rate fluctuations reduced these expenses by $743 in the current period; otherwise, SG&A would have decreased $2,401. This decrease primarily reflects reduced salary and benefits costs associated with the reductions in headcount, reduced incentive compensation accruals, coupled with lower spending on trade shows, advertising and subcontractor costs in the current- year period.
Engineering and Development Expenses
     Engineering and development expenses decreased by $1,132 over the three months ended March 31, 2009. Currency rate fluctuations reduced these expenses by $350 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased $783 primarily as a result of lower salary and benefits associated with the lower headcount. As a percentage of net sales, engineering and development expenses, as reported, increased to approximately 10% for the three months ended March 31, 2009 compared to 8% the three months ended March 31, 2008.
Restructuring
     In response to sustained weak market conditions, the Company recorded $4,066 of restructuring costs during the three months ended March 31, 2009, versus $0 in the comparable prior year period. The plan primarily includes consolidation of production facilities and employment reductions in Germany.
Interest and Other
     Interest expense for the three months ended March 31, 2009 was $438 as compared to $846 for the three months ended March 31, 2008. Currency rate fluctuations reduced interest expense by $62 in the current period. Otherwise, interest expense would have decreased by $346. The decrease reflects lower debt levels and interest rates.
     Other income (expense), net, amounted to expense of $(311) for the three months ended March 31, 2009 compared to income of $17 for the three months ended March 31, 2008. Other income (expense), net, for the three months ended March 31, 2009 and 2008, respectively, primarily reflects net foreign currency transaction (losses) of $(328) and $(120).
Income Taxes
     The Company recorded an income tax benefit of $3,094 for the three months ended March 31, 2009 as compared to tax benefit of $219 for the three months ended March 31, 2008. The tax benefit primarily reflects the underlying third quarter loss excluding the impairment of goodwill which is not tax deductable. The effective tax rate of 19% differs from the statutory rate primarily as a result of the non deductibility of the impairment charge coupled with no benefit recognized for losses incurred in certain jurisdictions, as the realization of such benefits was not more likely than not.
     The Company recorded an income tax benefit of $219 for the three months ended March 31, 2008. During the third quarter of fiscal year 2008, the Company reversed a portion of its valuation allowance associated with its U.S. operations (approximately $1,200) which resulted in the recording of a net tax benefit of $219 for the quarter ended March 31, 2008. The reversal of a portion of the U.S. operations deferred tax valuation allowance is based upon the U.S. operations historical operating performance and management’s expectation that the U.S. operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its U.S. net operating loss carry-forwards and utilization of its foreign tax credits.
     The effective tax rate of 55.3% (excluding the effect of the reversal of valuation allowance) for the three months ended March 31, 2008 differs from the statutory rate and reflects the distribution of taxable income in higher tax jurisdictions, no recognition of tax benefit for losses incurred in certain countries as the realization of such benefits was not more likely than not and the effect of certain foreign income items on U.S. taxable income.
Net Income (Loss)
     The Company’s net income (loss) amounted to $(13,447) for the three months ended March 31, 2009, compared to net income of $1,996 for the three months ended March 31, 2008. Currency rate fluctuations decreased net income by $609 in the current period. Net income (loss) per share amounted to $(0.88) basic and diluted for the three months ended March 31, 2009, compared to net income per share of $0.13 basic and diluted for the three months ended March 31, 2008.
Nine Months Ended March 31, 2009 vs. Nine Months Ended March 31, 2008
Consolidated Results
Net Sales
     Net sales for the nine months ended March 31, 2009 decreased $32,777, or 19%, to $138,283 from $171,060 for the nine months ended March 31, 2008. Currency rate fluctuations attributable to the Company’s overseas operations decreased net sales by $3,279 for the current period; otherwise, net sales would have decreased by $29,498 or 17%.
     Net sales, excluding the effects of exchange rates, reflects decreased sales in Europe of $15,909 and reflects continued weakening of global demand for the Company’s cleaning equipment. Reduced order and sales activity by German OEM press manufacturers for new printing equipment and lower level demand from end user customers account for the decline in sales in the commercial market.
     In Asia, net sales decreased $9,884. The decrease reflects the impact of the slowing economy in the commercial and newspaper markets for the Company’s cleaning equipment. Net Sales in the Americas decreased $3,705 primarily reflecting lower demand in the commercial market for cleaning systems.
Gross Profit
     Due to the continued deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, a general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization during the quarter and nine months ended March 31, 2009, the Company recorded a $4,250 inventory reserve adjustment in the U.S. during the quarter ended March 31, 2009, negatively impacting gross profit for the period. Gross profit for the nine months ended March 31, 2009 was 37,729 (27.3% of net sales). Excluding the adjustment to inventory, gross profit for the nine months ended March 31, 2009 was $41,979 (30.4% of net sales), compared to $53,705 (31.4% of net sales) for the nine months ended March 31, 2008, a decrease of $11,726 or 22%. Currency rate fluctuations decreased gross profit by $1,490. Excluding the effects of currency rate fluctuations gross profit would have decreased by $10,236. Gross profit as a percentage of net sales decreased primarily as a result of the lower sales volumes noted above, combined with higher material and technical costs and unfavorable cost absorption associated with the lower volume.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) amounted to $27,918 including the write off of $465 of a customer account receivable. Excluding the account receivable write off, SG&A amounted to $27,453 (19.8% of net sales) for the nine months ended March 31, 2009, compared to $31,550 (18.4% of net sales) for the same period in the prior fiscal year, a decrease of $4,097. Currency rate fluctuations reduced these expenses by $720 for the current period. Otherwise, SG&A would have decreased by $3,377. Selling expenses decreased by $1,134. This decrease is primarily driven by lower employee personnel and travel costs associated with lower headcount and reduced business activity, lower commission expenses, and reduced advertising and trade show expenses. General and administrative expenses decreased $2,243, primarily reflecting lower salary and benefit costs, lower incentive compensation accruals, and reduced travel and consultant costs.
Engineering and Development Expenses
     Engineering and development expenses decreased by $1,912 over the same period in the prior fiscal year. Currency rate fluctuations reduced these expenses by $249 in the current period. Excluding the effects of currency rate fluctuations, engineering and development expenses would have decreased by $1,663 in the current period, primarily reflecting lower salaries and benefits associated with the lower headcount. As a percentage of net sales, engineering and development expenses as reported remained at approximately 8.5% for the nine months ended March 31, 2009 and March 31, 2008.
Restructuring
     The Company recorded $4,747 of restructuring costs during the nine months ended March 31, 2009, versus $960 in the comparable prior year period. The current year restructuring plan, in response to continued weak market conditions, is designed to achieve operational efficiencies in Germany and consists primarily of employee terminations and the consolidation of production facilities in Germany. The FY 2008 Plan consisted primarily of reductions in employment levels in Germany in an effort to achieve operational efficiencies.
Interest and Other
     Interest expense for the nine months ended March 31, 2009 was $1,688 as compared to $2,410 for the nine months ended March 31, 2008. Currency rate fluctuations decreased interest expense for $64 in the current period. Otherwise, interest expense would have decreased by $658. This decrease reflects the lower debt level and interest rates versus the debt level and interest rates for the period ended March 31, 2008.
     Other income (expense), net, amounted to income of $938 for the nine months ended March 31, 2009, compared to expense of ($28) for the nine months ended March 31, 2008. Other income (expense), net, for the nine months ended March 31, 2009 and 2008, respectively, included net foreign currency transaction gains of $997 and losses ($85).
Income Taxes
     The Company recorded an income tax benefit of $1,620 for the nine months March 31, 2009 compared to an income tax provision of $1,630 for the nine months March 31, 2008. The tax benefit primarily reflects the underlying year-to-date loss excluding the impairment of goodwill which is not tax deductable. The effective tax rate of 12% differs from the statutory rate primarily as a result of the non-deductibility of the impairment charge coupled with no benefit recognized for losses incurred in certain jurisdictions, as the realization of such benefits was not more likely than not.
     During the third quarter of fiscal year 2008, the Company reversed a portion of the valuation allowance associated with its U.S. operations (approximately $1,200). The reversal of a portion of the U.S. operations deferred tax valuation allowance is based upon the U.S. operations historical operating performance and management’s expectation that the operations of the company will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its net operating loss carryforwards and utilization of its foreign tax credits. In addition, the tax provision for the nine months ended March 31, 2008 was negatively impacted by approximately $380 as a result of a reduction in the tax rates in Germany and the associated effects on the Company’s deferred tax assets in that country.
     The effective tax rate of 49.7% for the nine months ended March 31, 2008 (excluding the reversal of the valuation allowance and the effect of the change in German tax rates) differs from the statutory rate and is impacted by taxable income earned in higher tax jurisdictions in which tax loss carry-forwards were not available, no recognition of tax benefit for losses incurred in certain countries as the realization of such benefits was not more likely than not and the effect of certain foreign income items on U.S. taxable income.
     The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance, either positive or negative, would be recorded in the statement of operations of the period that the adjustment was determined to be required.
Net Income (Loss)
     The Company’s net income (loss) was $(11,774) for the nine months ended March 31, 2009, compared to $3,299 for the nine months ended March 31, 2008. Currency rate fluctuations reduced net income by $954 in the current period. Net income (loss) per share amounted to $(0.77) basic and diluted for the nine months ended March 31, 2009, compared to net income per share of $0.21 basic and diluted for the nine months ended March 31, 2008.
Liquidity and Capital Resources at March 31, 2009
     Cash flows from operating, investing and financing activities, reflected in the nine months ended March 31 in the Consolidated Statement of Cash Flows, are summarized as follows (in thousands):

	2009	2008
Cash provided by (used for):
Operating activities	$2,764	$(2,912)
Investing activities	(1,721)	(2,992)
Financing activities	4,964	(3,931)
Effect of exchange rate changes on cash	(592)	1,146

Net increase (decrease) in cash and cash Equivalents	$5,415	$(8,689)

     Cash provided by operating activities increased $5,676 during the nine months ended March 31, 2009 versus the prior year period. The increase primarily reflects lower balances of accounts/notes receivable and inventory and an increase in customer deposits. The decreased balances in accounts/notes receivable and inventory reflect the lower revenue in fiscal 2009 versus fiscal 2008 as well as the Company’s continued focus on cash management. Partially offsetting this improvement are lower levels of accounts/notes payable due to the timing of vendor payments, lower accrued compensation, as bonus payments in fiscal 2009 exceeded those in fiscal 2008, charges to vacation accruals during extended facility shut downs and higher restructuring payments.
     The Company utilized $1,721 for investing activities for the nine months ended March 31, 2009. The amount utilized for investing includes additions to property, plant and equipment and patents and trademarks for the nine months ended March 31, 2009 and 2008 of $1,721 and $2,546, respectively. In addition, the nine months ended March 31, 2008 included $446 of acquisition-related payments.
     Cash from financing activities of $4,964 for the period ended March 31, 2009 primarily reflects borrowings in excess of repayment of $5,191. For the period ended March 31, 2008, financing activities primarily reflected debt repayments in excess of borrowings $3,459 and repurchases of common stock of $405.
Restructuring and Cost Saving Initiatives
     During the three and nine months ended March 31, 2009 the Company announced restructuring and initiated cost saving plans in response to the significant challenges facing the market for printing equipment due to the current economic environment. The total restructuring charges of $4,747 ($681 during the quarter ended December 31, 2008 and $4,066 during the quarter ended March 31, 2009) are designed to reduce the Company’s worldwide cost base and strengthen its competitive position as a leading global supplier of process automation equipment. The restructuring actions, primarily relate to employment reductions and facility consolidation in Germany. The Company anticipates cash payments from these plans of $2,739 in fiscal year 2009 and $2,008 through the second quarter of fiscal year 2010.
     The restructuring actions, combined with other initiatives implemented during the year, in Europe, the U.S. and Japan will eliminate approximately 107 full-time positions by June 30, 2009. In addition, the Company has eliminated merit increases for all of the Company’s workforce (except those covered by existing union contracts), temporarily suspended the Company’s matching contribution to the U.S. 401 (k) plan, reduced U.S. based healthcare and has received voluntary salary reduction from senior managers. The Company estimates that annual savings from all of the above initiatives will be approximately $10 million.
     The Company has also instituted cost reduction initiatives involving reduction in overtime, implementation of short-time work weeks, reduction of external service providers and extension of holiday shut down, reduced use of subcontractors and temporary labor and the related travel costs, and management of other variable costs, all of which are expected to provide additional annual savings of approximately $13.9 million.
     Due to the restructuring charges and other adjustments recorded by the Company during the third quarter ended March 31, 2009, the Company was not in compliance with certain provisions of its credit agreement. The associated restructuring charges, recorded during the third quarter, would have caused the Company’s trailing twelve month reported EBITDA to decrease to a level lower than the minimum level required by the Company’s credit agreement with Bank of America as lead bank. As a result, the Company has been conducting discussions with its banks to amend the credit agreement. On March 31, 2009, the Company entered into a Modification and Limited Waiver Agreement (the “Waiver Agreement”) with Bank of America as Lender and as Administrative Agent, and certain other Lenders. The Company and its lenders entered into the Waiver Agreement covering the period from March 31, 2009 through May 15, 2009, which period on May 15, 2009 was extended through July 31, 2009. The Waiver Agreement modifies the credit agreement during the waiver period as follows: (i) increases the applicable margin rates 2.5%, (ii) reduces the amount of revolving credit available from $35,000 to $17,000 and (iii) enhances the banks collateral position. The Company is working with its lenders to amend the credit agreement to provide the Company with liquidity in an amount the Company believes would be sufficient to finance its operations through the remaining term of the original credit agreement.

     The Company believes that its cash flows from operations, along with an amended credit facility and alternative sources of borrowings, if necessary, will be sufficient to finance its working capital and other capital requirements.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long-term credit facilities to the Company totaling $34,320, as modified by the Waiver Agreement. As of March 31, 2009, there was $29,009 outstanding under these agreements (including Letters of Credit). The amount available under these credit facilities at March 31, 2009 was $5,311.
     At March 31, 2009 and June 30, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at March 31, 2009 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	March 31,						2014 and
	2009	2009 *	2010	2011	2012	2013	thereafter
Contractual obligations:
Loans payable	$4,042	$4,042	$—	$—	$—	$—	$—
Capital lease obligations	275	59	138	83	3	—	—
Long-term debt	23,984	23,984	—	—	—	—	—
Non-cancelable operating lease obligations	21,095	1,670	5,292	3,741	2,897	1,742	5,752
Purchase commitments (materials)	11,975	8,304	3.671	—	—	—	—
Supplemental compensation	6,958	304	528	827	606	763	3,930
Restructuring payments	3,900	1,892	2,008	—	—	—	—
Interest expense (1)	3,629	549	1,339	1,120	469	152	—

Total contractual cash obligations	$75,858	$40,804	$12,968	$5,772	$3,975	$2,657	$9,682

*	includes the remaining three months of the fiscal year ending June 30, 2009.

(1)	Based on interest rates included in the March 31, 2009 Waiver Agreement (as amended) assumes original repayment schedule.
Impact of Inflation
     The Company’s results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes during the nine months ended March 31, 2009.
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
     Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s controls and procedures were effective as of the end of the period covered by this report.
     Changes in Internal Control Over Financial Reporting:
     During the quarter ended March 31, 2009, the Company has not made any changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with the Company’s business. These efforts may lead to various changes in its internal control over financial reporting.
Part II: Other Information
ITEM 1A. Risk Factors
     The following is an update to Item 1A — Risk Factors contained in the Company’s Annual Report on Form 10-K for its Fiscal Year ended June 30, 2008. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K for the fiscal year ended June 30, 2008 and Forms 10-Q for the periods ended September 30, 2008 and December 31, 2008. In addition, there could be other factors that could cause the Company’s actual results to differ materially from those anticipated.
Risks associated with indebtedness.
     The Company has indebtedness. As of March 31, 2009, the Company’s total indebtedness was $29,009 (including letters of credit), including $23,984 under its secured credit facility. Borrowings under the credit facility are secured by various assets of the Company. Under the terms of the credit facility, the Company is required to satisfy certain financial covenants. In January 2009 and March 2009, the Company committed to the principal features of plans to restructure some of its existing operations. The associated restructuring charges, recorded during the third quarter, caused the Company’s trailing twelve month reported EBITDA to decrease to a level lower than the minimum level required by the Company’s credit agreement with Bank of America as lead bank. As a result, the Company was not in compliance with the covenants in the credit agreement and has been conducting discussions with its banks to amend the credit agreement. On March 31, 2009, the Company entered into a Modification and Limited Waiver Agreement (the “Waiver Agreement”) with Bank of America as a Lender and as Administrative Agent, and certain other Lenders. The Company and its lenders entered into the Waiver Agreement covering the period from March 31, 2009 through May 15, 2009, which period on May 15, 2009 was extended through July 31, 2009. The Waiver Agreement modifies the credit agreement during the waiver period as follows: (i) increases the applicable margin rates 2.5%, (ii) reduces the amount of revolving credit available from $35,000 to $17,000 and (iii) enhances the banks collateral position.

     A decline in the Company’s financial performance could have a material adverse effect on the Company, including the Company’s ability to obtain additional financing or any such financing may not be available on terms favorable to the Company. The Company’s ability to repay expected borrowings under its Credit Facility and to meet its other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.
Current economic conditions and market disruptions have adversely affected the Company’s business and results of operations. Adverse economic conditions in the United States and internationally, leading to reduced capital spending, will likely continue to impact our business.
     A substantial portion of the Company’s business depends on customers’ demand for its products and services, the overall economic health of current and prospective customers, and general economic conditions. As widely reported, financial markets throughout the world have been experiencing extreme disruption in recent months, including extreme volatility in securities prices, severely diminished liquidity and credit availability, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general economic downturn have and will adversely impact the Company’s business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The slowdown will likely lead to reduced capital spending by OEM and end users, which has already adversely affected and may continue to adversely affect the Company’s product sales. If the slowdown is severe enough, it could necessitate further testing for impairment of goodwill, other intangible assets, and long-lived assets and may negatively impact the valuation allowance with respect to our deferred tax assets. In addition, cost reduction actions may be necessary which would lead to additional restructuring charges. The current tightening of credit in financial markets and the general economic downturn will likely adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant purchases. The tightening could result in a decrease in or cancellation of orders for the Company’s products and services, could negatively impact the Company’s ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of continued contraction in the Company’s sales, could lead to dated inventory and require additional reserves for obsolescence. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, the British pound, the Swedish krona and the Japanese yen could negatively impact the Company’s customer pricing, purchase price of sourced product, and adversely affect the Company’s results.
     The Company is unable to predict the duration and severity of the current economic downturn and disruption in financial markets of their effects on the Company’s business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program during the quarter ended March 31, 2009.
ITEM 5. Other Information

Entry into a Material Definitive Agreement
     On March 31, 2009, Baldwin Technology Company, Inc. (the “Company”) and certain of its subsidiaries entered into a Modification and Limited Waiver Agreement (the “Waiver Agreement”) with Bank of America as a Lender and as Administrative Agent, and certain other Lenders. Due to certain restructuring charges taken by the Company during its third fiscal quarter ended March 31, 2009, the Company was not in compliance with certain provisions of its credit agreement. As a result, the Company and its lenders entered into an amended and restated Waiver Agreement covering the period from March 31, 2009 through May 15, 2009 which period on May 15, 2009 was extended through July 31, 2009. The Company continues working with its lenders to amend the credit agreement to provide the Company with liquidity in an amount the Company believes would be sufficient to finance its operations through the remaining term of the original credit agreement.
ITEM 6. Exhibits

10.34	Amended and Restated Modification and Limited Waiver Agreement dated as of May 15, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties thereto, Bank of America, N.A. as a Lender and as Administrative Agent, and the other Lenders party thereto (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
BY	/s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer

Dated: May 15, 2009