Form 10-K
period 2009-06-30
BALDWIN TECHNOLOGY CO INC
filed 2009-09-28
CIK 805792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

Commission file number 1-9334

Baldwin Technology Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3258160 (I.R.S. Employer Identification No.)

2 Trap Falls Road, Suite 402 Shelton, Connecticut (Address of principal executive offices)	06484 (Zip Code)

Registrant’s telephone number, including area code: 203-402-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock Par Value $.01	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on December 31, 2008, as reported by the New York Stock Exchange on that date, was $21,317,000.

Number of shares of Common Stock outstanding at June 30, 2009:

Class A Common Stock	14,233,244
Class B Common Stock	1,142,555

Total	15,375,799

Documents Incorporated By Reference

Items 10, 11, 12, 13 and 14 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2009 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

		Page

Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	73
Item 10.	Directors, Executive Officers and Corporate Governance	73
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
Item 13.	Certain Relationships and Related Transactions, and Director Independence	73
Item 14.	Principal Accountant Fees and Services	73
Item 15.	Exhibits, Financial Statement Schedules	73
EX-10.7
EX-10.11
EX-10.25
EX-10.33
EX-10.34
EX-10.35
EX-18
EX-21
EX-23
EX-31.01
EX-31.02
EX-32.01
EX-32.02

CAUTIONARY STATEMENT — This Annual Report on Form 10-K may contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Baldwin Technology Company, Inc. (the “Company”) cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company’s forward-looking statements are set forth in Item 1A “Risk Factors” to this Annual Report on Form 10-K for the year ended June 30, 2009.

PART I

Item 1.	Business

Baldwin Technology Company, Inc. (“Baldwin” or the “Company”) is a leading global supplier of process automation equipment for the printing and publishing industry. The Company offers its customers a broad range of products designed to enhance the product quality and the productivity and cost-efficiency of the print manufacturing process, while addressing safety issues and reducing the environmental impact from the printing process. Baldwin’s products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems, drying systems blending and packaging services, and related services and parts.

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

Cleaning Systems.  The Company’s Cleaning Systems and related consumable products clean the rollers, cylinders and paper of a printing press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner, Guide Roll Cleaner and Web Paper Cleaner, all of which reduce paper waste, volatile organic compound (“VOC”) emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2009, 2008 and 2007, net sales of Cleaning Systems represented approximately 49.6%, 50.8% and 54.5% of the Company’s net sales, respectively.

Fluid Management Systems.  The Company’s Fluid Management Systems measure and control the supply, temperature, cleanliness, chemical balance and certain other characteristics of the fluids used in the printing process. Among the most important of these products are the Company’s Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2009, 2008 and 2007, net sales of Fluid Management Systems represented approximately 19.0%, 18.9% and 19.2% of the Company’s net sales, respectively.

Other Process Automation Products, Parts, Services and Miscellaneous Products.  The Company’s Web Press Protection Systems (web severers and web catchers), designed in response to the increasing number of web leads used in printing today’s colorful newspapers as well as to the growing demand for high speed commercial web presses, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company’s Ink Control Systems regulate many aspects of the ink feed system on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems, which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers, Gluing Systems and service and parts. In addition, the Company also provides customized dry ingredient blending and packaging services to the food industry and offers a variety of anti-offset spray powders to the graphic arts industry. In the fiscal years ended June 30, 2009, 2008 and 2007, net sales of Other Products represented approximately, 31.4%, 30.2% and 26.3% of the Company’s net sales, respectively.

Worldwide Operations

The Company believes that it is one of the few providers of process automation products for the printing and publishing industry that has product development, manufacturing and marketing capabilities in the Americas, Europe, Asia and Australia. The Company, as an international business, is subject to various changing competitive, economic, political, legal and social conditions. The Company currently has subsidiaries in 11 countries, and the results of operations may be adversely or positively affected by currency fluctuations. The results of the operations and financial positions of the Company’s subsidiaries outside of the United States are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company’s Consolidated Financial Statements. The exchange rates between the currencies and the U.S. dollar may fluctuate substantially. Because the Company generates a significant percentage of its revenues and operating expenses in currencies other than the U.S. dollar, fluctuations in the value of the U.S. dollar against other currencies may have a material effect on the Company’s operating income. The Company’s results and financial condition are particularly affected by changes in the value of the U.S. dollar in relation to the euro, Japanese yen and Swedish krona. Since the Company’s foreign subsidiaries primarily manufacture, incur expenses and earn revenue in the local countries in which they operate, the impact of cross currency fluctuations is somewhat mitigated.

The following table sets forth the percentages of the Company’s net sales attributable to its geographic regions for the fiscal years ended June 30, 2009, 2008 and 2007:

	Years Ended June 30,
	2009	2008	2007

Americas	23%	21%	20%
Europe	48%	53%	53%
Asia/Australia	29%	26%	27%

Total	100%	100%	100%

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

Marketing, Sales and Support

Marketing and Sales.  While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 80 employees devoted to marketing and sales activities in its three principal markets and more than 200 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks to printing press manufacturers (“OEMs”), newspaper publishers, and commercial printers. For the fiscal year ended June 30, 2009, approximately 42% of the Company’s net sales were to OEMs and approximately 58% were directly to printers.

Support.  The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 96 service technicians, who are complemented by product engineers, to provide field service for the Company’s products on a global basis.

Backlog.  The Company’s backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders. The Company’s backlog was $38,693,000 as of June 30, 2009, $48,420,000 as of June 30, 2008 and $52,651,000 as of June 30, 2007.

Customers.  For the fiscal year ended June 30, 2009, one customer accounted for more than 10% of the Company’s net sales and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 13% and 12% of the Company’s net sales and trade accounts receivable, respectively. The ten largest customers of Baldwin (including KBA) accounted for approximately, 48%, 46% and 49%, respectively, of the Company’s net sales for the fiscal years ended June 30, 2009, 2008 and 2007. Sales of Baldwin’s products are not considered seasonal.

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

The Company’s product development takes place at its centers of competence for commercial printing located in Germany and for newspaper printing located in Sweden. The Company believes that this approach to engineering and development has helped the Company to target the needs of its customers quicker and more precisely and coordinate the Company’s product development activities. The Company’s engineering and development organization focuses attention on opportunities within the respective markets, while avoiding duplicative efforts within the Company.

Baldwin employs approximately 101 persons whose primary function is new product development, application engineering or modification of existing products. The Company’s total expenditures for engineering and development for the fiscal years ended June 30, 2009, 2008 and 2007 were approximately 8.4%, 7.9% and 8.4% of the Company’s net sales in each such fiscal year, respectively.

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

Employees

At June 30, 2009, the Company employed 540 persons (plus 34 temporary and part-time employees) of which 184 are production employees, 80 are marketing, sales and customer service employees, 197 are development, engineering and technical service employees and 79 are management and administrative employees. In Europe, some employees are represented by various unions under contracts with indefinite terms: in Sweden, approximately 56 of the Company’s 97 employees are represented by Ledarna (SALF), Metall, or Svenska Industritjanstemanna Forbundet unions; in Germany, approximately 80 of the Company’s 190 employees are represented by the IG Metall (Metalworker’s Union). The Company considers relations with its employees and with its unions to be good.

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

The Company’s operating results are subject to fluctuations from period-to-period, which could cause it to miss expectations about these results and, consequently, could adversely affect the trading price of the Company’s stock.  The results of the Company’s operations for any quarter are not necessarily indicative of results to be expected in future periods. The Company’s operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of factors such as the continuing economic downturn, increased competition in the printing equipment industry, the introduction and market acceptance of new technologies and standards, changes in general economic conditions and changes in economic conditions specific to the Company’s industry. Further, the Company’s revenues may vary significantly from quarter to quarter as a result of, among other factors, the timing of shipments by customers, changes in demand and mix of the Company’s products and consumables, and the timing of new product announcements and releases by the Company or its competitors.

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

The Company’s business is subject to risks as a result of its international operations  .A significant portion of the Company’s business is conducted internationally. Accordingly, future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, business and government spending patterns, and natural disasters. Because the Company generates revenues and expenses in various currencies, including the U.S. dollar, euro, Swedish krona and Japanese yen, the Company’s financial results are subject to the effects of fluctuations of currency exchange rates. The Company cannot predict, however, when exchange rates or price controls or other restrictions on the conversion of foreign currencies could impact the Company’s business. Any or all of these factors could have an adverse impact on the Company’s business and results of operations.

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

Reliance on significant customers.  In fiscal 2009, the Company had one significant customer that individually accounted for 13% of net sales. The Company anticipates, but cannot assure, that this customer will continue to be significant in fiscal 2010. The loss of, or a significant decrease in sales to, this customer would have a material adverse effect on the Company’s financial condition and results of operation. In addition, the Company’s ten largest customers accounted for approximately 45% of the Company’s net sales for the fiscal year ended June 30, 2009.

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

As widely reported, financial markets throughout the world have been experiencing extreme disruption, including extreme volatility in securities prices, severely diminished liquidity and credit availability, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general economic downturn have and will adversely impact the Company’s business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. If the slowdown continues, it could likely lead to reduced capital spending by OEM and end users, which has already adversely affected and may continue to adversely affect the Company’s product sales. If the slowdown is severe enough, it could necessitate further testing for impairment of goodwill, other intangible assets, and long-lived assets and may negatively impact the valuation allowance with respect to our deferred tax assets. In addition, cost reduction actions may be necessary which would lead to additional restructuring charges. If credit in financial markets were to tighten, the general economic downturn that could result would likely adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant purchases. The tightening could result in a decrease in or cancellation of orders for the Company’s products and services, could negatively impact the Company’s ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of continued contraction in the Company’s sales, could lead to dated inventory and require additional reserves for obsolescence.

The Company may not be able to adequately respond to changes in technology affecting the printing industry.  The Company’s continuing product development efforts have focused on refining and improving the performance of the Company’s products as they relate to printing and the Company anticipates that it will continue to focus its efforts in this area. The printing and publishing industry has been characterized in recent years by rapid and significant technological changes and frequent new product introductions. Current competitors or new market entrants could introduce new or enhanced products with new features or with features incorporating the Company’s technologies which could render the Company’s technologies obsolete or less marketable. The Company’s future success will depend, in part, on the Company’s ability to:

•	use leading technologies effectively;

•	continue to develop the Company’s technical expertise and patented position;

•	enhance the Company’s current products and develop new products that meet changing customer needs;

•	time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases;

•	adjust the prices of the Company’s existing products to increase customer demand;

•	successfully advertise and market the Company’s products; and

•	influence and respond to emerging industry standards and other technological changes.

•	adjust products and services to accommodate substitution of traditional print on paper by non-traditional digital technologies.

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

Investment Risks

Failure to achieve and maintain effective internal controls could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.  As required by Section 404 of the Sarbanes-Oxley Act of 2002, management is required to periodically evaluate the design and effectiveness of disclosure controls and procedures and assess the effectiveness of internal controls over financial reporting. Management has identified and reported a material weakness as of June 30, 2009. As a result of the material weakness, the Company has concluded that internal controls over financial reporting were not effective as of June 30, 2009. Failure to maintain existing effective controls could have an adverse effect on the Company’s business, operating results and stock price. For a more detailed discussion of the Company’s disclosure controls and procedures and internal control over financial reporting, see Item 9A of this Annual Report on Form 10-K. In addition, the annual report for the fiscal year ending June 30, 2010 will require, in addition to management’s report on internal control over financial reporting, an opinion on the Company’s internal control over financial reporting by the Company’s independent auditors. If the Company’s independent auditors are unable to assert that the Company’s internal controls over financial reporting are effective, market perception of the Company’s financial condition and the trading price of the Company’s stock may be adversely affected and customer perception of the Company’s business may suffer.

The Company’s stock price has been and could continue to be volatile.  The market price of the Company’s stock has been subject to significant fluctuations. The securities markets have experienced, and are likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of the Company’s stock without regard to the Company’s operating performance. In addition, the trading price of the Company’s stock could be subject to significant fluctuations in response to:

•	actual or anticipated variations in the Company’s quarterly operating results;

•	significant announcements by industry participants;

•	changes in national or regional economic conditions;

•	changes in securities analysts’ estimates for the Company, the Company’s competitors or the Company’s industry, or the Company’s failure to meet analysts’ expectations; and

•	general market conditions.

These factors may materially and adversely affect the Company’s stock price, regardless of the Company’s operating performance.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties —

The Company owns and leases various manufacturing and office facilities aggregating approximately 420,000 square feet at June 30, 2009. The table below presents the locations and ownership of these facilities: (in thousands)

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

Additionally, information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Note 20) and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders since November 11, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Class A Common Stock

The Company’s Class A Common Stock was traded on the American Stock Exchange (“AMEX”) until October 1, 2008, when the AMEX was acquired by the NYSE Euronext. Since October 1, 2008, the Company’s Class A Common Stock has been traded on the New York Stock Exchange (“NYSE Amex”) under the symbol “BLD”. The following chart sets forth, for the calendar year periods indicated, the range of closing prices for the Company’s Class A Common Stock on the consolidated market, as reported by the AMEX during the period prior to October 1, 2008, and as reported by the NYSE Amex since October 1, 2008.

	High	Low

2007 (calendar year)
First Quarter	$5.25	$4.55
Second Quarter	$6.11	$4.60
Third Quarter	$6.57	$4.72
Fourth Quarter	$5.63	$4.10
2008 (calendar year)
First Quarter	$4.70	$2.18
Second Quarter	$3.19	$2.24
Third Quarter	$3.21	$2.19
Fourth Quarter	$2.54	$1.57
2009 (calendar year)
First Quarter	$1.80	$0.73
Second Quarter	$1.31	$0.87
Third Quarter (through September18, 2009)	$1.63	$0.96

Class B Common Stock

The Company’s Class B Common Stock has no established public trading market. However, Class B shares are convertible, one-for-one, into Class A shares, upon demand. During the fiscal year ended June 30, 2009, no holders of the Company’s Class B Common Stock converted shares into the Company’s Class A Common Stock.

Approximate Number of Equity Security Holders

As of August 31, 2009, the number of record holders (excluding those listed under a nominee name) of the Company’s Class A and Class B Common Stock totaled 233 and 19, respectively. The Company believes, however, that there are approximately 1,600 beneficial owners of its Class A Common Stock.

Dividends

Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company’s Board of Directors. However, the Company’s credit agreement prohibits the payment of dividends. Under the Company’s Certificate of Incorporation, no dividend in cash or property is permitted to be declared or paid on shares of the Company’s Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on shares of Class B Common Stock (see Note 11 to the Consolidated Financial Statements).

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There has been no activity under the Company’s stock repurchase program during the quarter ended June 30, 2009.

Performance Graph

The following Performance Graph compares the Company’s cumulative total stockholder return on its Class A Common Stock for the five fiscal years ended June 30, 2009 with the cumulative total return of the NYSE Amex Composite Index, an old peer group composed of selected companies from the Standard Industrial Classification (“SIC”) Code 3555 — Special Industry Machinery, Printing Trades Machinery and Equipment, and a new peer group composed of publicly traded companies (customers and competition) in the printing equipment business. The companies included in the old peer group are: Baldwin Technology Company, Inc., Delphax Technologies Inc., Gunther International Ltd., Presstek, Inc. and Scailex Corporation Ltd. The companies included in the new peer group are: Baldwin Technology Company, Inc., Heidelberger Druckmaschinen, Koenig & Bauer AG, Komori Corporation, Presstek, Inc. and technotrans AG (all foreign listed companies had their currencies converted to USD for the time period indicated). Management of the Company believes that the new peer group is more representative of the industry in which the Company does business and is thus a better comparison, and therefore, this new peer group will be used in future performance graphs. For the current transition year, both the old and new peer groups are included. The comparison assumes $100 was invested on June 30, 2004 in the Company’s Class A Common Stock and in each of the foregoing indices and assumes reinvestment of all dividends. Total stockholder return is calculated using the closing price of the stock on the last trade date of each fiscal year. The stock price performance shown is not intended to forecast or be indicative of the possible future performance of the Company’s Class A Common Stock.

Comparison of Five Year Cumulative Total Return (*) Among Baldwin Technology Company,
Inc., the NYSE Amex Composite Index, an Old Peer Group and a New Peer Group

For the Year Ended	Baldwin Technology	Old	New	NYSE Amex
June 30,	Company, Inc.	Peer Group	Peer Group	Composite

2005	86.59	188.48	93.00	131.88
2006	150.84	185.26	135.27	164.58
2007	168.44	188.64	147.90	205.93
2008	65.92	178.93	84.93	204.46
2009	27.93	126.36	37.55	151.95

*	$100 invested on June 30, 2004 in stock or index — including reinvestment of dividends. (Fiscal year ending June 30.)

Item 6.	Selected Financial Data

(amounts in thousands except per share data)

The Company’s statement of operations and balance sheet data has been derived from the Company’s audited, Consolidated Financial Statements (including the Consolidated Balance Sheets of the Company at June 30, 2009 and 2008 and the related Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 2009, 2008 and 2007 appearing elsewhere herein). Certain transactions have affected comparability. During the fiscal year ended June 30, 2009, as the global economic climate continued to deteriorate and the market for printing equipment faced significant challenges, the Company implemented cost reduction and restructuring programs and recorded $4,474 of charges associated with the restructuring. In addition, during the third quarter of fiscal year 2009, the Company recorded a goodwill impairment charge of $5,658 and additional inventory and accounts receivable reserves of $4,715. During fiscal year ended June 30, 2008, the Company released a portion of the valuation allowance for net deferred tax assets associated with its U.S. operations, approximately $1,640. In addition, fiscal year ended June 30, 2008 reflects a full year of ownership of the Oxy-Dry group of companies and Hildebrand Systeme GmbH. During the fiscal year ended June 30, 2007, the Company acquired the Oxy-Dry group of companies and Hildebrand Systeme GmbH. The results of the acquired companies are included in the financial statements from the dates of acquisition. Also, during fiscal year 2007, the Company released a portion of the valuation allowance for net deferred tax assets associated with its U.S. operations, approximately $2,500. The following information should be read in conjunction with the aforementioned financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2009	2008*	2007*	2006*	2005*
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$176,572	$236,330	$201,477	$179,380	$173,185
Cost of goods sold	123,143	161,499	135,493	118,995	115,825
Inventory reserve	4,250	—	—	—	—

Gross profit	49,179	74,831	65,984	60,385	57,360
Selling, general and administrative expenses	36,209	44,205	37,954	34,526	32,289
Research, development and engineering expenses	14,989	18,640	16,913	15,181	15,920
Restructuring charges	4,747	960	994	—	(338)
Impairment of goodwill	5,658	—	—	—	—

Operating (loss) income	(12,424)	11,026	10,123	10,678	9,489
Interest expense	2,305	3,127	2,272	1,074	2,412
Interest (income)	(37)	(183)	(210)	(125)	(105)
Royalty (income), net	—	—	—	(200)	(1,749)
Other (income) expense, net	(868)	(271)	253	162	89

(Loss) income before income taxes	(13,824)	8,353	7,808	9,767	8,842
(Benefit) provision for income taxes	(2,013)	1,862	1,034	3,460	3,728

Net (loss) income	$(11,811)	$6,491	$6,774	$6,307	$5,114

(Loss) income per share:
Basic (loss) income per share	$(0.77)	$0.42	$0.45	$0.42	$0.34

Diluted (loss) income per share	$(0.77)	$0.41	$0.43	$0.40	$0.33

Weighted average number of shares:
Basic	15,329	15,444	15,169	14,966	14,899

Diluted	15,329	15,730	15,716	15,713	15,305

	June 30,
	2009	2008*	2007*	2006*	2005*
	(In thousands)

Balance Sheet Data:
Working capital	$27,382	$32,137	$35,172	$30,014	$26,171
Total assets	$128,005	$160,327	$157,794	$113,242	$109,781
Short-term debt	$7,687	$7,239	$5,750	$3,475	$3,738
Long-term debt	$20,300	$17,963	$26,929	$7,080	$12,223
Total debt	$27,987	$25,202	$32,679	$10,555	$15,961
Shareholders’ equity	$47,635	$62,282	$55,154	$46,412	$39,661

*	See Note 7 to the Company’s Consolidated Financial Statements Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in thousands except share and per share data)

General.  The following is management’s discussion and analysis of certain factors which have affected the Consolidated Financial Statements of Baldwin Technology Company, Inc. (“Baldwin” or the “Company”).

Forward-looking Statements

Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to comply with requirements of credit agreements; the availability of funding under said agreements; the ability to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions, in the U.S. and other foreign locations, (iii) the ability to obtain, maintain and defend challenges against valid patent protection of certain technology, primarily as it relates to the Company’s cleaning systems, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which should be read in conjunction herewith.

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

The Company recognizes revenue based on the type of product sold and the obligations under the contract. Revenue is recognized on contracts for design, manufacture and delivery of equipment without installation (equipment sales) and parts, service and consumables at the time of transfer of title or rendering of services. The Company considers revenue realized on equipment sales when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. In contracts that include additional services, including installation, start-up and/or commissioning (system sales), the Company recognizes revenue on each element of the contract as appropriate. Installation services are provided to the customer on an as-needed basis and may be contracted for separately or included in the same contract as the equipment sale. Revenue is recognized for installation services at the completion of the contractually required services.

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

Freight terms are generally FOB shipping dock with risk of loss passing to the purchaser at the time of shipment. If a loss should occur in transit, the Company is not responsible for and does not administer insurance claims unless the terms are FOB destination or special terms and conditions of the sale require the Company to administer such insurance claims. The customer is not contractually eligible for any refund of the purchase price or right of return of the contracted product, unless the product fails to meet published product specifications and the Company fails to perform its obligations under product warranty terms.

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

The Company sometimes uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment and risk of loss have passed to the ultimate customer, who then becomes obligated to pay with no right of return. In addition, the Company reviews all alliance agreements to determine whether revenue should be recognized on a gross or net basis and recognizes revenue as appropriate.

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

Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Due to the continued deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization, the Company recorded a $4,250 additional reserve for obsolescence during the third quarter of fiscal year 2009 for its U.S. inventories.

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

As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company assessed the recoverability of its goodwill carrying value prior to its annual test as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142).

In accordance with SFAS 142, a two-step process was used to test goodwill impairment. The first step was to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

As a result of the assessment, the Company recorded a non-cash goodwill impairment charge of $5,658, primarily related to its Japan reporting unit during the third quarter of fiscal year 2009.

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

Pension obligations and the related benefits costs are determined based upon actuarial assumptions regarding mortality, discount rates, long-term return on assets, salary increases, and other factors. Changes in these assumptions can result in changes to the recognized pension expense and recorded liabilities.

For Stock-Based Compensation, the Company uses the Black-Scholes option pricing model to determine the fair value of stock options issued as compensation to key employees and non-employee directors. The model determines a fair value based on a number of key variables including the grant date price of the Company’s common stock and the related exercise or strike price, estimated dividend yield, estimated term of the option prior to exercise, risk free rate of interest over the estimated term and a measure of the volatility of the Company’s common stock over the estimated term. Certain of these variables encompass a degree of subjectivity whose variability could result in significantly different values for the grant date fair value of stock option awards. In addition, the Company recognizes share-based compensation cost based upon the number of awards that are expected to vest. This means implicitly includes an estimate for forfeitures based on employee turnover, reductions in force and other factors specific to the award recipient population. The Company has a policy to review its estimate of award forfeitures on an annual basis or when specific facts and circumstances warrant additional review.

Results of Operations

The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company, including the notes thereto, presented elsewhere in this report.

	Years Ended June 30,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.7	68.4	67.4
Inventory reserve	2.4	—	—

Gross profit	27.9	31.6	32.6
Selling, general and administrative expenses	20.6	18.7	18.8
Engineering and development expenses	8.4	7.9	8.4
Restructuring charges	2.7	.4	.5
Impairment of goodwill	3.2	—	—
Operating (loss) income	(7.0)	4.6	4.9
Interest expense	(1.3)	(1.3)	(1.1)
Other income, net	.5	.2	—

(Loss) income before income taxes	(7.8)	3.5	3.8
Provision for income taxes	(1.1)	.8	.5

Net income	(6.7)%	2.7%	3.3%

Overview

Baldwin is a leading global supplier of process automation equipment for the commercial and newspaper printing industries. The Company offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, Connecticut, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia, Australia and Europe. Baldwin’s technology and products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems and drying systems, blending and packaging services, and related services and parts.

The Company manages its business as one reportable business segment built around its core competency in process automation equipment.

The global economic climate continued to deteriorate during the fiscal year ended June 30, 2009. The market for printing equipment faced and continues to face significant challenges due to the current economic environment. Several of the Company’s largest customers (major OEM press manufacturers) have reported weakness in orders and sales, particularly for commercial presses. These events translated into a lower level of business activity for the Company and were reflected in lower order intake and reduced shipment levels of the Company’s equipment. As a result of the slowing global economy, the Company has implemented cost reduction and restructuring programs designed to mitigate the impact of the continuing weak market for printing equipment.

Highlights for Fiscal Year ended June 30, 2009

•	Revenues, excluding currency effects, declined 23%, versus the year ago comparable period.

•	Backlog of $38,693 at June 30, 2009 decreased 20% versus June 30, 2008.

•	Order intake was down 27% versus the comparable year ago period.

•	Cash flow provided by operations during the year ended June 30, 2009 was $2,631.

•	The Company recorded restructuring charges of $4,747 and announced cost saving initiatives that will result in benefits in excess of $24,000.

•	The Company completed its analysis of the recoverability of goodwill and the net realizable value of inventory and recorded a non — cash goodwill impairment charge of $5,658 and an inventory reserve adjustment of $4,250 during the third quarter of fiscal year 2009.

•	Due to the charges taken by the Company during the third quarter ended March 31, 2009, the Company was not in compliance with certain provisions of its credit agreement. In July 2009, the Company successfully concluded an amendment to its credit agreement with its lenders covering the period through November 21, 2011.

•	The effective tax rate for the period ended June 30, 2009 differs from the statutory rate, reflecting the effect of the following factors: (i) no tax benefit recognized for losses incurred in certain jurisdictions, as the realization of any such benefit was not more likely than not; and (ii) the impairment of goodwill which has no associated tax benefit.

See discussion below related to consolidated results of operations, liquidity and capital resources.

Fiscal Year Ended June 30, 2009 versus Fiscal Year Ended June 30, 2008

Consolidated Results

Net Sales.  Net sales for the fiscal year ended June 30, 2009, decreased $59,758, or 25% to $176,572 from $236,330 for the year ended June 30, 2008. Currency rate fluctuations effecting the Company’s overseas operations decreased net sales for the current period by $6,518. Excluding the effects of currency translation, net sales for fiscal year 2009 decreased $53,240 or 23% when compared with fiscal year 2008. The decrease primarily reflects continued weakening of global demand for the Company’s cleaning equipment.

In Europe, net sales (excluding the effects of currency translations) decreased approximately $30,193. Reduced order and sales activity by OEM press manufacturers, primarily in Germany, for new printing equipment, and lower level demand from end user customers primarily account for the decline in sales in the commercial market.

In Asia, particularly Japan, net sales decreased approximately $13,351 (excluding the effects of currency translations). The decrease reflects the impact of the slowing Asian economies in the commercial and newspaper markets for the Company’s cleaning equipment.

Net Sales in the Americas decreased $9,696, primarily reflecting lower demand in the U.S. newspaper market for cleaning systems.

Gross Profit.  Gross profit for the fiscal year ended June 30, 2009 decreased to $49,179 (27.9% of sales) versus $74,831 (31.7% of sales) for the fiscal year ended June 30, 2008. Due to the continued deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, a general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization, the Company recorded a $4,250 write down of inventory in the U.S. negatively impacting gross profit. Excluding the adjustment for inventory, gross profit for the fiscal year ended June 30, 2009, was $53,429 (30.3% of net sales). Currency rate fluctuations decreased gross profit by $2,780 in the current period. Gross profit excluding the inventory write down as a percentage of net sales decreased primarily as a result of the effect of the lower volume noted above on overhead absorption, partially offset by lower warranty costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) of $36,209 for the fiscal year ended June 30, 2009, including a $465 additional reserve of a customer account receivable, decreased $7,996, or 18% versus the fiscal year ended June 30, 2008. Currency rate fluctuations effecting the Company’s overseas operations decreased SG&A expenses for fiscal year 2009 by $1,285. Excluding the effects of currency translation, SG&A expenses for fiscal year 2009 decreased $6,711 or 15% when compared with the corresponding year ago period.

G&A expenses, excluding the effects of currency translations of $643 for the fiscal year ended June 30, 2009, decreased $3,935 or 15% compared to the fiscal year ended June 30, 2008. This decrease primarily reflects reduced salary, benefit and other associated employee costs commensurate with reductions in headcount (approximately $1,400), reduced incentive compensation accruals (approximately $1,700), and lower outside professional services and consultant cost (approximately $1,600).

Selling expenses excluding the effects of currency translations of $642 for the fiscal year ended June 30, 2009 decreased $2,776 or 15% versus the fiscal year ended June 30, 2008. The decrease in selling expenses reflects reduced salary, benefit and other associated employee costs commensurate with reductions in headcount and the lower level of sales activity of approximately $1,300, coupled with reduced trade show/ advertising costs of approximately $1,500.

Engineering and Development Expenses.  Engineering and development expenses excluding the effects of currency translations of $648 for the fiscal year ended June 30, 2009 decreased $3,003 or 16% versus the fiscal year ended June 30, 2008 and reflects reduced salary, benefit and other associated employee costs commensurate with reductions in headcount. Engineering and development expenses were approximately 8% of sales for each of the fiscal years ended June 30, 2009 and June 30, 2008.

Restructuring.  The Company recorded $4,747 of restructuring costs during the fiscal year ended June 30, 2009 versus $960 in the comparable prior year period. The current year restructuring plan, adopted in response to continued weak market conditions, is designed to achieve operational efficiencies in Germany and consists primarily of employee terminations and the consolidation of production facilities in Germany. The fiscal year 2008 Plan consisted primarily of reductions in employment levels in Germany in an effort to achieve operational efficiencies.

Impairment of Goodwill.  As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company assessed the recoverability of its goodwill carrying value. As a result of the assessment, the Company recorded a non-cash goodwill impairment charge of $5,658 related to its Japan reporting unit during the third quarter of fiscal year 2009.

Interest and Other.  Interest expense of $2,305 for the fiscal year ended June 30, 2009 decreased $822 versus the fiscal year ended June 30, 2008. This decrease reflects lower average debt levels and lower average interest rates during the fiscal year ended June 30, 2009 versus the fiscal year ended June 30, 2008. Currency rate fluctuations decreased interest expense $137 in the current period.

Interest income declined $146, while other income and expense, net, amounted to income of $868 versus income of $271 for the periods ended June 30, 2009 and 2008, respectively, and primarily reflects net foreign exchange gains.

(Loss) Income before income taxes.  Loss before income taxes for the fiscal year ended June 30, 2009 was $13,824 compared to income before income taxes of $8,353 for the fiscal year ended June 30, 2008. The loss before income taxes reflects the aforementioned goodwill impairment charge of $5,658, restructuring charges of $4,747, and additional inventory and accounts receivable reserves totaling $4,715. For the current fiscal year, currency rate fluctuations increased the loss before income taxes by $886.

Income Taxes.  The Company recorded an income tax benefit of $2,013 for the fiscal year ended June 30, 2009 versus a provision of $1,862 during the fiscal year ended June 30, 2008. During the year ended June 30, 2008, the Company reversed approximately $1,642 ($1,225 in the third quarter and $415 in the fourth quarter) of its valuation allowance for net deferred tax assets associated with its U.S. operations. This reversal of a portion of the U.S. operations deferred tax valuation allowance is based upon i) prudent and feasible tax planning strategies, ii) the U.S. operations historical and projected operating performance, and iii) management’s expectation that its operations will generate sufficient taxable income in future periods to realize a portion of the tax benefits associated with its deferred tax assets. The effective tax rates of 14.6% and 22.2% for the fiscal years ended June 30, 2009 and 2008, respectively, differ from the statutory rate, because the expected benefit in fiscal year 2009 and benefit associated with the reversal of a portion of the U.S. valuation allowance in fiscal year 2008 were partially offset by (a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not, and (c) foreign and domestic permanent items including the non-deductibility of the fiscal year 2009 goodwill impairment charge. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required.

Net (Loss) Income.  The Company’s net loss amounted to $11,811 for the fiscal year ended June 30, 2009 compared to net income of $6,491 for the fiscal year ended June 30, 2008. Currency translation unfavorably impacted net income by approximately $764.

Fiscal Year Ended June 30, 2008 Versus Fiscal Year Ended June 30, 2007

Overview

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

Consolidated Results

Net Sales.  Net sales for the fiscal year ended June 30, 2008, increased $34,853, or 17% to $236,330 from $201,477 for the year ended June 30, 2007. Revenue from the acquired companies during the non-comparable ownership period of the fiscal year ended June 30, 2007 (Oxy-Dry was acquired in November 2006 and Hildebrand in April 2007) and the fiscal year ended June 30, 2008 favorably impacted net sales by $16,095. Currency rate fluctuations effecting the Company’s overseas operations increased net sales for the current period by $16,149. Excluding the effects of the acquired businesses for the non-comparable period and currency translation, net sales for fiscal year 2008 increased $2,609, or 1% when compared with fiscal year 2007.

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

In Europe, net sales (excluding the effects of the acquired businesses and currency translations) decreased approximately $2,860. The decrease primarily reflects reduced order and sales activity in the commercial markets by OEM press manufacturers in Germany for cleaning, water and web control systems. Lower demand for the Company’s spray dampening equipment in the newspaper market related to fewer newspaper projects in fiscal year 2008 versus fiscal year 2007 and a sales mix change to lower-priced spray dampening equipment in fiscal year 2008. Partially offsetting these declines were increased dryer and cleaning consumables sales due to the large installed base of equipment utilizing these products.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) of $44,205 for the fiscal year ended June 30, 2008 increased $6,251, or 16% versus the fiscal year ended June 20, 2007. SG&A expenses of the acquired businesses during the non-comparable ownership period of the fiscal year ended June 30, 2007 and the fiscal year ended June 30, 2008 negatively impacted expenses by $2,042. In addition, currency rate fluctuations effecting the Company’s overseas operations increased SG&A expenses for fiscal year 2008 by $2,517. Excluding the effects of the acquired businesses for the non-comparable period and currency translation, SG&A expenses for fiscal year 2008 increased $1,692, or 4% when compared with the corresponding year ago period.

G&A expenses, excluding the effects of the non-comparable period of the acquired businesses of $1,123 and currency translations of $1,170 for the fiscal year ended June 30, 2008, increased $666, or 3% compared to the fiscal year ended June 30, 2007. This increase relates primarily to increased expenses associated with stock based compensation, approximately $250, and incentive compensation costs, approximately $800. Partially offsetting these increases were lower consulting/professional costs related to audit services and other financial services fees, and severance and employee procurement costs of approximately $500.

Selling expenses excluding the effects of the non comparable period of the acquired businesses of $919 and currency translations, of $1,347 for the fiscal year ended June 30, 2008 increased $1,026, or 7% versus the fiscal year ended June 30, 2007. The increase in selling expenses reflects the level of sales activity coupled with increased trade show costs.

Engineering and Development Expenses.  Engineering and development expenses excluding the effects of the non-comparable period of the acquired businesses of $716 and currency translations of $1,590 for the fiscal year ended June 30, 2008 decreased $579, or 3% versus the fiscal year ended June 30, 2007. Engineering and development expenses remained at approximately 8% of sales for the fiscal years ended June 30, 2008 and June 30, 2007.

Restructuring.  The Company recorded $960 of restructuring costs during the fiscal year ended June 30, 2008 versus $994 in the comparable prior year period. The 2008 restructuring plan was designed to achieve operational efficiencies in Germany and consists entirely of employee terminations. The fiscal year 2007 plan was designed to achieve operational efficiencies in sales, marketing, administration and operational activities primarily in Germany, the U.S. and the U.K. and included employee termination costs of $810, facility relocation and lease termination costs of $72 and other associated costs of $112.

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

	Years Ended June 30,
	2009	2008	2007
	(In thousands)

Cash flow from operating activities:
Net cash provided by operating activities	$2,631	$7,632	$4,246

Net cash from operating activities for the year ended June 30, 2009 decreased $5,001 compared to fiscal year 2008. The decrease reflects reduced profitability coupled with lower levels of accounts/notes payable due to the timing of vendor payments, lower accrued compensation, as bonus payments in fiscal 2009 for fiscal year 2008 performance exceeded those in fiscal 2008 for fiscal year 2007 performance, charges to vacation accruals during extended facility shut downs, higher restructuring payments and warranty related payments. Partially offsetting these decreases were lower balances of accounts/notes receivable and inventory and an increase in customer deposits. The decreased balances in accounts/notes receivable and inventory reflect the lower revenue in fiscal 2009 versus fiscal 2008 as well as the Company’s continued focus on cash management.

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

	Years Ended June 30,
	2009	2008	2007
	(In thousands)

Cash flow from investing activities:
Property and intangibles	$(1,997)	$(3,545)	$(1,406)
Investment in trust assets	—	—	(750)
Purchase of Oxy-Dry, net of cash acquired	—	(298)	(18,184)
Purchase of Hildebrand, net of cash acquired	—	(148)	(2,356)

Net cash (used in) investing activities	$(1,997)	$(3,991)	$(22,696)

In fiscal year 2009 and 2008, the Company utilized $1,997 and $3,991 respectively, for investing activities primarily for additions to property, plant and equipment and other intangibles (primarily patents).

In fiscal year 2007, the amount utilized primarily reflects the acquisitions of Oxy-Dry and Hildebrand (net of acquired cash) of $20,540. In addition, cash utilized for investing includes additions to property, plant and equipment and other intangibles (primarily patents) of $1,406.

	Years Ended June 30,
	2009	2008	2007
	(In thousands)

Cash flow from financing activities:
Long and short term debt borrowings	$16,764	$13,414	$66,957
Long and short term debt repayments	(12,365)	(23,992)	(45,163)
Payment of debt financing costs	—	—	(2,306)
Repurchase of Common Stock	(183)	(760)	—
Other	(602)	(111)	731

Net cash (used in) provided by financing activities	$3,614	$(11,449)	$20,219

The Company’s primary source of external financing is its Credit Agreement, as amended (the “Credit Agreement”), with LaSalle Bank National Association (“LaSalle”), which was subsequently acquired by and will be referred to hereinafter as Bank of America (“BofA”).

During fiscal year 2009 cash from financing activities of $3,614 primarily reflects borrowings in excess of repayments of $4,399. In addition, the Company utilized $602 to meet long term obligations under its capital lease and assumed liabilities obligations and $183 of cash to purchase shares of its Class A Common Stock under its share repurchase program. At June 30, 2009, approximately $2.4 million remained available for use under the share repurchase program. Repurchases are restricted under the terms of the credit agreement as amended on July 31, 2009.

During fiscal year 2008 the Company utilized cash in financing activities of $11,449. Based on the strength of its operating cash flow, the Company was able to make net debt repayments against its external credit facilities of $10,578. In addition, the Company utilized $760 of cash to purchase shares of its Class A Common Stock under its share repurchase program. At June 30, 2008, approximately $2.5 million remained available for use under the share repurchase program.

During fiscal year 2007, the Company entered into a Credit Agreement with Bank of America (“BofA”). Under the terms of the Credit Agreement, the Company received a $35 million bridge loan, the proceeds of which were used to refinance the Company’s previously existing obligations and fund the acquisition of Oxy-Dry and Hildebrand and the associated closing costs. The Credit Agreement provided for the bridge loan to be converted to a permanent facility, consisting of a $15 million term loan (the “Term Loan”) and $35 million of revolving lines of credit. On January 19, 2007, the Company initiated a draw on this permanent financing facility using the proceeds to repay the aforementioned bridge loan and associated interest.

During the third quarter of fiscal year 2009, the Company was not in compliance with certain provisions of its credit agreement. The restructuring charges, goodwill impairment charge and additional inventory/accounts receivable reserves recorded during the third quarter would have caused the Company’s trailing twelve month reported EBITDA to decrease to a level lower than the minimum level required by the Credit Agreement. On March 31, 2009, the Company entered into a Modification and Limited Waiver Agreement (the “Waiver Agreement”) with Bank of America, as Lender and as Administrative Agent, and certain other Lenders covering the period from March 31, 2009 through May 15, 2009, which period on May 15, 2009 was extended through July 31, 2009. The Waiver Agreement modified the credit agreement as follows: (i) increased the applicable margin rates 2.5% during the waiver period, (ii) reduced the amount of revolving credit available from $35,000 to $17,100 and (iii) increased the collateral. On July 31, 2009, the Company concluded an amendment to its credit agreement with Bank of America. The amendment modified the Credit Agreement as follows: (i) euro borrowings bear interest at LIBOR plus 4.50%, or in the case of U.S. dollar loans, at the prime rate plus 3.00%, (ii) reduced the amount of revolving commitment from $35,000 to $25,000 provided that the aggregate of all revolving loans outstanding plus $7,900 not exceed $25,000 and (iii) increased collateral.

Prior to the amendment entered into on July 31, 2009 interest rates under the permanent facility were dependant on which option the Company elected under the Credit Agreement, and were based on London Interbank Offering Rates (“LIBOR”), or in the case of U.S. dollar loans, at the prime rate. Loans based on LIBOR bear interest at LIBOR plus: i) 2.50% when the total debt to EBITDA ratio is greater than 3.00:1, ii) 2.25% when the total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1, iii) 2.00% when the total debt to EBITDA ratio is greater than 2.00:1 but less than or equal to 2.50:1, and iv) 1.75% when the total debt to EBITDA ratio is less than or equal to 2.00:1. Loans based on the prime rate bore interest at the prime rate plus: i) 1.00% when the total debt to EBITDA ratio is greater than 3.00:1, ii) 0.75% when the total debt to EBITDA ratio is greater than 2.50:1 but less than or equal to 3.00:1, iii) 0.50% when the total debt to EBITDA ratio is greater than 2.00:1 but less than or equal to 2.50:1, and iv) 0.25% when the total debt to EBITDA ratio is less than or equal to 2.00:1.

The Credit Agreement as amended on July 31, 2009 requires the Company to satisfy minimum EBITDA, Fixed Charge Coverage Ratio, Total Funded Debt Ratio, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. Minimum EBITDA, as defined, must not be less than i) $1,100 for the six month period ending December 31, 2009, ii) $2,300 for the three Fiscal Quarters ending March 31, 2010, iii) $4,100 for the fiscal year ending June 30, 2010 and iv) $12,000 for each Four Fiscal Quarter computation period ending on or after September 30, 2010. The Fixed Charge Coverage Ratio, as defined, must not be less then 1.25 to 1.00 for the Four Fiscal Quarter Computation Period ending September 30, 2010. The Leverage Ratio must not exceed 3.00 to 1.00 for the Four Fiscal Quarter Computation Period ending September 30, 2010. Currency Adjusted Net Sales must not be less then certain defined levels for the fifteen reporting periods consisting of three consecutive three-month periods commencing with the first reporting period ending on July 31, 2009 and the final reporting period ending on September 30, 2010. Capital expenditures must not exceed $1,000 for the Fiscal Year ending June 30, 2010. Minimum Liquidity, as defined as the U.S. Dollar Equivalent of consolidated cash and cash equivalents of the Parent, Domestic and European Subsidiaries shall not be less than $300 and not permit borrowings under the Revolving Loan or request issuance or increase in any Letters of Credit if the sum of all Dollar Equivalent Revolving Outstandings, Letters of Credit and Specified Availability exceeds $25,000.

The Credit Agreement, prior to the July 31, 2009 amendment, required the Company to satisfy certain minimum EBITDA, Fixed Charge Coverage Ratio and Total Funded Debt Ratio tests. The Credit Agreement provided that total EBITDA, as defined in the Credit Agreement, must not be less than i) $10,000 for each of the computation periods ending on December 31, 2006 and March 31, 2007 ii) $11,000 for each of the computation periods ending on June 30, 2007 and September 30, 2007 and iii) any computation period ending on December 31,

2007 and thereafter: $12,000. The Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must not be less than 1.25 to 1.0 commencing with the computation period ending on December 31, 2006. Total Funded Debt Ratio, as defined in the Credit Agreement shall not exceed i) 3.50 to 1.0 for any computation period ending on or after December 31, 2006 and on or before March 31, 2009 and ii) 3.00 to 1.0 for any computation period on or after June 30, 2009. The Company was in compliance with loan covenants at June 30, 2007 and 2008.

The term of the permanent facility remained at five years under the July 31, 2009 amendment, maturing on November 21, 2011. Commencing on February 21, 2007, the Company has been required to repay the Term Loan in quarterly installments as provided in the Credit Agreement through November 21, 2011. Payments against the term loan in fiscal years 2009, 2008 and 2007 were approximately $2,916, $2,311, and $787, respectively.

Borrowings under the Credit Agreement in the U.S. are secured by substantially all of the Company’s domestic assets (approximately $20,000) and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain Asian subsiding stock.

The Company incurred cash costs of approximately $1,168 associated with the July 31, 2009 amendment. Certain of these costs, along with legacy deferred financing costs, are required to be charged to expense and the Company will record a charge of approximately $1,177 during the first quarter of fiscal year 2010. The balance of these costs coupled with legacy deferred financing costs, totaling approximately $1,231, will be amortized over the remaining term of the amended agreement.

Restructuring and Cost Saving Initiatives

During the fiscal year ended June 30, 2009 the Company announced restructuring and cost saving initiatives in response to the significant challenges facing the market for printing equipment due to the then current economic environment. The total restructuring charges of $4,747 ($681 during the quarter ended December 31, 2008 and $4,066 during the quarter ended March 31, 2009) are designed to reduce the Company’s worldwide cost base and strengthen its competitive position as a leading global supplier of process automation equipment. The restructuring actions primarily relate to employment reductions and facility consolidation in Germany. The Company made cash payments from these plans of $2,489 in fiscal year 2009 (a total of $3,051 of restructuring payments made were in fiscal year 2009 under all of its restructuring plans including its prior year restructuring plans) and anticipates a total of approximately $2,258 in addition to be paid through the second quarter of fiscal year 2010.

The restructuring actions, combined with other initiatives implemented during the year, in Europe, the U.S. and Japan eliminated approximately 107 full-time positions. In addition, the Company eliminated merit increases for all of the Company’s workforce (except those covered by existing union contracts), temporarily suspended the Company’s matching contribution to the U.S. 401 (k) plan, reduced U.S. based healthcare costs and has received voluntary salary reduction agreements from senior managers. The Company estimates that annual savings from all of the above initiatives will be approximately $10,000.

The Company has also instituted cost reduction initiatives involving reduction in overtime, implementation of short-time work weeks, reduction of external service providers and extension of holiday shut down, reduced use of subcontractors and temporary labor and related travel costs, and management of other variable costs, all of which are expected to provide additional annual savings of approximately $13,900.

The Company maintains relationships with foreign and domestic banks, which combined, have extended credit facilities totaling $34,533 at June 30, 2009. As of June 30, 2009, the Company had $29,018 outstanding (including Letters of Credit and Guarantees under these facilities). The amount available under these facilities at June 30, 2009 was $5,515.

The Company believes that its cash flow from operations, along with its available bank lines of credit are sufficient to finance its operations and other capital requirements over the term of the Credit Agreement.

At June 30, 2009 and 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Contractual Obligations

The Company’s contractual obligations as of June 30, 2009 are summarized below:

	Fiscal Years Ending June 30,
	Total at
	June 30,						2015 and
	2009	2010	2011	2012	2013	2014	Thereafter
	(In thousands)

Loans payable	$4,153	$4,153	$—	$—	$—	$—	$—
Capital lease obligations	227	137	87	3	—	—	—
Long-term debt	23,834	3,534	4,350	15,950	1,991	—	—
Non-cancelable operating lease obligations	22,671	6,180	4,288	3,211	—	1,510	5,490
Purchase commitments (materials)	9,773	9,413	360	—	—	—	—
Supplemental compensation(1)	8,842	1,101	973	735	943	756	4,334
Restructuring and integration payments	2,258	2,258	—	—	—	—	—
Interest expense(2)	2,612	1,098	1,118	396	—	—	—

Total contractual cash obligations	$74,369	$27,874	$11,176	$20,295	$2,934	$2,266	$9,824

(1)	the amount includes estimated benefit payments as well as estimated contributions for fiscal year 2010 (See Note 13).

(2)	interest reflects interest rates based on amendment in force at June 30, 2009

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codificationtm (“Codification” or “ASC”) as the sole source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases issued by the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (effective September 30, 2009 for the Company). The Company does not believe that the adoption of SFAS 168 will have a material effect on its Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), and (“SFAS 167”). SFAS 167 amends FIN 46(R) and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities (“QSPEs”), which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009 (effective July 1, 2010 for the Company). The Company does not believe that adoption of SFAS No. 167 will have an impact on its Consolidated Financial Statements.

In June 2009, the FASB approved EITF No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”), which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be considered debt issuance costs and amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, EITF 09-1 states that the loaned shares should be excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. EITF 09-1 is effective for fiscal years beginning after December 15, 2009 (effective July 1, 2010 for the Company), and retrospective application is required for all periods presented. The Company does not believe that EITF 09-1 will have a material effect on its Consolidated Financial Statements.

In June 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Prior to the issuance of the Statement, these requirements were included in the auditing standards in AICPA AU section 560, “Subsequent Events.” SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009 (See Note 21) to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. If the fair value of a debt security is below its amortized cost and the entity intends to sell the security or it is more likely than not that the entity will sell the security before recovery of the cost basis, an other-than-temporary impairment exists. The entire impairment is recognized in earnings. If it is more likely than not that the entity will not sell the security before recovery of the cost basis but it is probable the entity will be unable to collect all amounts due under the contractual terms of the security, an other-than-temporary impairment exists. The amount of the impairment related to credit losses is recognized in earnings with the amount of the impairment due to other factors recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for annual and interim periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 in June 2009 and it did not have a material effect on its Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board Opinions (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), to require disclosures about fair value of financial instruments for interim reporting periods of public entities. An entity is required to disclose the methods and assumptions used in estimating fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 in June 2009 and it did not have a material effect on its Consolidated Financial Statements.

In December 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require employers to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. FSP FAS 132R-1 requires employers to consider various objectives in providing more detailed disclosures about plan assets. The disclosure required by the FSP is required for fiscal years ending after December 15, 2009. The Company intends to adopt FSP FAS 132R-1 effective for fiscal years ending on and after June 30, 2010 and does not expect the adoption to have a material effect on the Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require enhanced disclosures regarding the transfer of financial assets and variable interest entities. The adoption of FSP 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s Consolidated Financial Statements.

In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-7, “Accounting for Defensive Intangible Assets,” to clarify how to account for defensive intangible assets subsequent to initial measurement. This issue applies to acquired intangible assets, except for those used in research and development activities that an entity does not intend to actively use but intends to hold to prevent others from using. The consensus requires that intangible assets within the scope of Issue 08-7 be accounted for as separate units of accounting and assigned useful lives reflecting the period over which they diminish in fair value. EITF Issue 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, consistent with the effective date of FASB Statement 141 (revised 2007), Business Combinations. The Company intends to begin applying the provisions of EITF Issue 08-7 to defensive intangible assets acquired on July 1, 2009. The Company does not believe the adoption of EITF Issue 08-7 will have a significant effect on its Consolidated Financial Statements.

In November 2008, the FASB approved EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited (effective July 1, 2009 for the Company). The Company does not believe that EITF 08-6 will have a material effect on its Consolidated Financial Statements.

In July 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The adoption of SFAS 159 did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2008, the FASB approved EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and thus meets one of the scope exceptions for derivative accounting under SFAS 133. The determination is a two step process which requires the evaluation of the instrument’s contingent exercise provisions and the instrument’s settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 (effective July 1, 2009 for the Company). The Company does not believe that EITF 07-5 will have a material effect on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (effective July 1, 2009 for the Company). The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on its Consolidated Financial Statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” The FSP applies to convertible debt instruments that give the issuer the choice of settling the instrument on conversion either (a) entirely in cash or other assets or (b) partially in shares and partially in cash or other assets. The FSP requires issuers to account separately for the liability and equity components of convertible debt instruments that have stated terms permitting settlement on conversion in cash or other assets, with one exception-the accounting does not apply if the embedded conversion option must be accounted for separately as a derivative under SFAS 133. Convertible preferred shares accounted for in equity or temporary equity would also not be subject to the FSP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years (effective July 1, 2009 for the Company). When effective, FSP APB 14-1 will be applied retrospectively to all periods presented in the financial statements. The cumulative effect of the accounting change on periods before those presented would be recognized as of the beginning of the first period presented, with an offsetting adjustment to the opening balance of retained earnings for that period, which would be presented separately. The Company does not believe that adoption of FSP No. APB 14-1 will have an impact on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS 161 during the third quarter of the current fiscal year and it did not have a material effect on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (effective July 1, 2009 for the Company). An entity may not apply SFAS 141(R) before that date. The impact of this Statement will be determined if and when an acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”).” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (effective July 1, 2009 for the Company). Earlier adoption is prohibited. The Company does not believe that the adoption of SFAS 160 will have a material effect on its Consolidated Financial Statements.

In December 2007, the FASB ratified a consensus opinion reached by the EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF Issue 07-1”), which defines a collaborative arrangement as a contractual arrangement in which the parties are active participants in the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Whether an arrangement is a collaborative arrangement would be determined at the inception of the arrangement and would be reconsidered when facts and circumstances indicate a change in either a participant’s role in the arrangement or its exposure to significant risks and rewards. Participants in a collaborative arrangement would be required to make certain disclosures in their annual financial statements about the nature and purpose of the arrangement and amounts reported in the income statement. The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (effective July 1, 2009 for the Company). The Company does not believe that the adoption of EITF Issue 07-1 will have a material effect on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value and establishes a framework for measuring fair value. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP FAS 157-1”)

which amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually). In October, 2008 the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which applies to financial assets subject to the fair value accounting requirements of SFAS 157 and clarifies the application of SFAS 157’s valuation requirements to a financial asset in a market that is not active. FSP FAS 157-3 was effective upon issuance, including for prior periods if financial statements had not yet been issued. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same — to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. If it is determined that the activity for an asset or liability has significantly decreased, the quoted market price may not be fair value and the entity must perform additional analysis to determine fair value. This analysis may include the use of valuation techniques other than quoted market prices. If it is determined that a transaction for an asset or liability was not orderly, an entity should place little weight on that transaction when determining fair value. FSP FAS 157-4 is effective for annual and interim periods ending after June 15, 2009 and must be applied prospectively. On July 1, 2008 the Company adopted the provisions of SFAS 157 and related FSP’s as it applies to financial assets and liabilities, and it did not have a material effect on its Consolidated Financial Statements.

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

Interest Rate and Debt Sensitivity

As of June 30, 2009, the Company had debt totaling $27,987, most of which bears interest at floating rates.

The Company performed a sensitivity analysis as of June 30, 2009, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would affect the Company’s pre-tax income by approximately $280. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.

Currency Exchange Rate Sensitivity

The Company derived approximately 77% of its revenues from countries outside of the Americas for the fiscal year ended June 30, 2009. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company’s policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company’s financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural hedge against adverse variations in individual currencies.

The Company performed a sensitivity analysis as of June 30, 2009 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company’s pre-tax income by approximately $756. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company’s actual exposures and hedges.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Baldwin Technology Company, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin Technology Company, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits of the basic financial statements included the financial statement schedule II listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin Technology Company, Inc., and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, present fairly, in all material respects, the information set forth, therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” effective July 1, 2007.

Also, as discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for certain of its domestic inventory from last in, first out (LIFO) to first in, first out (FIFO) method effective as of June 30, 2009 and applied this change retrospectively in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”.

/s/ GRANT THORNTON LLP

New York, New York
September 28, 2009

(This page intentionally left blank)

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008*
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,806	$9,333
Accounts receivable trade, net of allowance for doubtful accounts of $1,698 ($1,180 at June 30, 2008)	25,528	42,262
Notes receivable, trade	4,126	7,303
Inventories	22,765	32,849
Deferred taxes, net	2,951	1,497
Prepaid expenses and other	6,494	7,016

Total current assets	75,670	100,260

MARKETABLE SECURITIES:
(Cost $690 at June 30, 2009 and $594 at June 30, 2008)	523	591

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,134	1,408
Machinery and equipment	6,913	7,257
Furniture and fixtures	4,675	5,479
Capital leases	139	269

	12,861	14,413
Less: Accumulated depreciation	(7,269)	(8,254)

Net property, plant and equipment	5,592	6,159

INTANGIBLES, less accumulated amortization of $9,397 ($8,100 at June 30, 2008)	11,210	11,949
GOODWILL, less accumulated amortization of $1,462 ($3,765 at June 30, 2008)	20,708	27,751
DEFERRED TAXES, NET	6,543	6,482
OTHER ASSETS	7,759	7,135

TOTAL ASSETS	$128,005	$160,327

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

	June 30,	June 30,
	2009	2008*
	(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Loans payable	$4,153	$3,767
Current portion of long-term debt	3,534	3,472
Accounts payable, trade	14,896	23,376
Notes payable, trade	6,917	8,661
Accrued salaries, commissions, bonus and profit-sharing	4,512	9,572
Customer deposits	1,991	1,001
Accrued and withheld taxes	1,277	2,104
Income taxes payable	40	1,070
Other accounts payable and accrued liabilities	10,968	15,100

Total current liabilities	48,288	68,123

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	20,300	17,963
Other long-term liabilities	11,782	11,959

Total long-term liabilities	32,082	29,922

Total liabilities	80,370	98,045

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,233,244 shares issued at June 30, 2009 and 14,139,734 shares issued at June 30, 2008	143	142
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,142,555 shares issued at June 30, 2009 and June 30, 2008	11	11
Capital contributed in excess of par value	47,308	46,398
Accumulated (deficit) earnings	(1,858)	9,953
Accumulated other comprehensive income	2,031	5,778

Total shareholders’ equity	47,635	62,282

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$128,005	$160,327

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2009	2008*	2007*
	(In thousands, except per share data)

Net sales	$176,572	$236,330	$201,477
Cost of goods sold	123,143	161,499	135,493
Inventory reserve	4,250	—	—

Gross profit	49,179	74,831	65,984

Operating expenses:
General and administrative	21,430	26,008	23,049
Selling	14,779	18,197	14,905
Engineering and development	14,989	18,640	16,913
Restructuring charges	4,747	960	994
Impairment of goodwill	5,658	—	—

	61,603	63,805	55,861

Operating (loss) income	(12,424)	11,026	10,123

Other (income) expense:
Interest expense	2,305	3,127	2,272
Interest (income)	(37)	(183)	(210)
Other (income) expense, net	(868)	(271)	253

	1,400	2,673	2,315

(Loss) income from operations before income taxes	(13,824)	8,353	7,808

(Benefit) provision for income taxes:
Domestic	(1,841)	(1,406)	(2,402)
Foreign	(172)	3,268	3,436

Total income tax provision	(2,013)	1,862	1,034

Net (loss) income	$(11,811)	$6,491	$6,774

Net (loss) income per share:
Net (loss) income per share — basic	$(0.77)	$0.42	$0.45

Net (loss) income per share — diluted	$(0.77)	$0.41	$0.43

Weighted average shares outstanding:
Basic	15,329	15,444	15,169

Diluted	15,329	15,730	15,716

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Capital		Accumulated
	Class A		Class B		Contributed	Accumulated	Other
	Common Stock		Common Stock		in Excess of	Earnings/	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	(Deficit)*	Income	Shares	Amount	Income (Loss)*
	(In thousands, except shares)

Balance at June 30, 2006:	17,376,215	$174	1,537,681	$15	$57,943	$(894)	$2,626	(3,924,472)	$(13,451)

Year ended June 30, 2007:
Net income for the year						6,774				$6,774
Translation adjustment							413			413
Unrealized gain on available-for sale securities, net of tax							17			17
Amortization stock-based compensation					782
Reduction of minimum pension liability, net of tax							110			110
Recognition of pension funded status, net of tax							(76)
Shares converted Class B to Class A	51,068		(51,068)
Unrealized gain on forward contracts							(39)			(39)
Shares issued under stock option plan	448,339	5	212		774			(3,868)	(19)

Comprehensive income										$7,275

Balance at June 30, 2007:	17,875,622	$179	1,486,825	$15	$59,499	$5,880	$3,051	(3,928,340)	$(13,470)

Year ended June 30, 2008
Adoption of FIN 48 — uncertain tax positions						(2,418)
Net income for the year						6,491				6,491
Translation adjustment							3,194			3,194
Unrealized loss on available- for-sale securities, net of tax							(128)			(128)
Recognition of pension funded status, net of tax							(339)			(339)

Comprehensive income										$9,218

Amortization of stock based compensation					1,031
Repurchase of shares								(289,095)	(760)
Shares converted Class B to Class A	50,000	1	(50,000)	(1)
Retirement of treasury stock	(3,931,400)	(39)	(294,270)	(3)	(14,233)			4,225,670	14,275
Shares issued under stock option plan	145,512	1			101			(8,235)	(45)

Balance at June 30, 2008:	14,139,734	$142	1,142,555	$11	$46,398	$9,953	$5,778	$0	$0

Year ended June 30, 2009
Net loss for the year						(11,811)				(11,811)
Translation adjustment							(3,186)			(3,186)
Unrealized loss on available- for-sale securities, net of tax							(94)			(94)
Recognition of pension funded status, net of tax							(467)			(467)

Comprehensive loss										$(15,558)

Amortization of stock based Compensation					1,092
Repurchase of shares								(85,365)	(157)
Retirement of treasury stock	(98,276)	(1)			(182)			98,276	183
Shares issued under stock option plan	191,786	2						(12,911)	(26)

Balance at June 30, 2009:	14,233,244	$143	1,142,555	$11	$47,308	$(1,858)	$2,031	0	$0

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2009	2008*	2007*
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(11,811)	$6,491	$6,774
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,773	2,827	2,222
Deferred taxes	(1,543)	1,420	(345)
Provision for losses on accounts receivable	392	257	309
Inventory and accounts receivable charge	4,715	—	—
Restructuring charges	4,747	960	994
Impairment charge	5,658	—	—
Stock compensation costs	1,092	1,031	782
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, trade	17,488	3,279	(565)
Inventories	3,781	1,479	(1,208)
Prepaid expenses and other	(229)	(782)	46
Other assets	(359)	(24)	(44)
Customer deposits	1,069	(4,890)	(545)
Accrued salaries, commissions, bonus and profit sharing	(4,396)	464	(380)
Payments of restructuring charges	(3,051)	(859)	(533)
Payments of integration costs	(165)	(1,524)	(1,153)
Accounts and notes payable, trade	(10,907)	1,623	277
Income taxes payable	(1,101)	(859)	380
Accrued and withheld taxes	(827)	311	(243)
Other accounts payable and accrued liabilities	(4,695)	(3,572)	(2,522)

Net cash provided by operating activities	2,631	7,632	4,246

Cash flows from investing activities:
Investment in trust assets	—	—	(750)
Purchase of Oxy-Dry, net of cash acquired	—	(298)	(18,184)
Purchase of Hildebrand, net of cash acquired	—	(148)	(2,356)
Additions of property, plant and equipment	(1,048)	(1,857)	(744)
Additions of intangibles	(949)	(1,688)	(662)

Net cash (used in) investing activities	(1,997)	(3,991)	(22,696)

Cash flows from financing activities:
Long-term and short-term debt borrowings	16,764	13,414	66,957
Long-term and short-term debt repayments	(12,365)	(23,992)	(45,163)
Principal payments under capital lease obligations	(149)	(111)	(153)
Payment of debt financing costs	—	—	(2,306)
Other long-term liabilities	(479)	(102)	105
Repurchase of Common Stock	(157)	(760)	—
Proceeds from stock option exercise	—	102	779

Net cash provided (used in) by financing activities	3,614	(11,449)	20,219

Effect of exchange rate changes	225	1,107	(221)

Net increase (decrease) in cash and cash equivalents	4,473	(6,701)	1,548
Cash and cash equivalents at beginning of year	9,333	16,034	14,486

Cash and cash equivalents at end of year	$13,806	$9,333	$16,034

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,780	$3,247	$2,205
Income taxes	$831	$1,551	$555

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

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

The following are the significant accounting policies followed by the Company:

Consolidation.  The Consolidated Financial Statements include the accounts of Baldwin, its wholly owned subsidiaries, one 90% owned subsidiary and an 80% owned subsidiary. The minority interest amounts are not material to the Consolidated Financial Statements and therefore are not disclosed.

Cash and cash equivalents.  The Company considers all highly liquid instruments (cash and short-term securities) with original maturities of three months or less to be cash equivalents.

Accounts Receivable, Notes Receivable/Payable.  Accounts receivable are recorded at their net realizable value after deducting an allowance for doubtful accounts. Such allowance is estimated based on specific cases based on historical incurred losses. Notes receivable, trade reflect promissory notes issued by customers of the Company’s Japanese subsidiary. Notes payable, trade reflect obligations of the Company’s Japanese subsidiary to suppliers.

Translation of Foreign Currencies.  All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates, and revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders’ equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or charged to “Other expense (income), net” for the fiscal years ended June 30, 2009, 2008 and 2007 were $1,025, $66 and $513, respectively.

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

If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the underlying hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in Other Comprehensive Income (“OCI”) and are recognized in the statement of operations when the underlying hedged item affects earnings. Ineffectiveness related to cash flow hedges is recognized in earnings and is included in “Other expense (income), net”. The Company did not enter into any cash flow hedges for the periods ended June 30, 2009, 2008, or 2007, and the effect of fair value hedge activities is not material to the Consolidated Financial Statements for the periods ending June 30, 2009, 2008 or 2007.

Concentration of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable and cash and cash equivalents. The Company controls this risk through credit approvals, customer limits and monitoring procedures. For the fiscal years ended June 30, 2009, 2008 and 2007, one customer accounted for more than 10% of the Company’s net sales

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 13%, 15% and 17%, of the Company’s net sales for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and 12% and 15% of trade accounts receivable at June 30, 2009 and 2008, respectively. The Company’s ten largest customers accounted for approximately 45%, 46% and 49% of the Company’s net sales for each of the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Foreign cash balances at June 30, 2009 and 2008 were $12,090 and $8,582, respectively.

Marketable Securities.  The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses net of income taxes, reported as a component of other comprehensive income (loss) included within shareholders’ equity. Cost is determined using the average cost method.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method (see Note 7). Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment.  The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the shorter of the lease term or the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,346, $1,645 and $1,378 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Long-lived Assets.  Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company believes that no impairment of its long-lived assets existed at June 30, 2009 or at June 30, 2008.

Stock Based Compensation.  Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The Company typically issues new shares upon share option exercise. The Company records deferred tax assets for awards that will result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in Additional Paid-in Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).

Goodwill and Other Intangible Assets.  Goodwill is tested for impairment at the reporting unit level at least annually, by determining the fair value utilizing a combination of income and market approaches of the reporting unit and comparing the fair value with its recorded book value. The income approach applies a discounted cash flow methodology to the Company’s future period projections and a market approach compares the Company’s multiples of revenues and earnings with those of comparable companies. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.

As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company assessed the recoverability of its goodwill carrying value as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). In accordance with SFAS 142, a two-step process was used to test goodwill impairment. The first step was to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. As a result of the assessment, the Company recorded a non-cash goodwill impairment charge of $5,658, primarily related to its Japan reporting unit during the third quarter of fiscal year 2009.

Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 30 years. Amortization expense amounted to $1,427, $1,182 and $844 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

Fair Value Disclosure of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable, other short and long-term borrowings, and derivative financial instruments. The carrying amount of the short term instruments approximates fair market value due to their short term nature. The carrying amount of marketable securities approximates market value based on quoted market prices. The carrying amount of long term borrowings and capital lease obligations approximates fair value as their interest rate is current market rate.

Fair Value Measurements.  Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a framework for fair value and expands disclosures about financial instruments.

SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs consist of market data obtained from independent sources while unobservable inputs reflect the Company’s own market assumptions. These inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Valuations based on quoted prices in markets that are not active, quoted prices for similar assets or liabilities or all other inputs that are observable

•	Level 3 — Unobservable inputs for which there is little or no market data which require the Company to develop its own assumptions

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the inputs used to measure the fair value of a financial instrument fall within different levels of the hierarchy, the financial instrument is categorized based upon the lowest level input that is significant to the fair value measurement.

Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value.

At June 30, 2009, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provisions of SFAS 157, and valued as Level 1 are comprised of Marketable Securities of $523. At June 30, 2009, the Company did not have any assets or liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.

Warranty.  The Company’s standard contractual warranty provisions are to repair or replace, at the Company’s option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience within the Company. Hence, the Company accrues estimated warranty costs at the time of sale and is included in “Cost of goods sold”. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from the percent of revenue discussed above. The Company has accrued estimated future warranty and customer support obligations of $2,626 and $5,421 at June 30, 2009 and 2008, respectively, which are included in “Other accounts payable and accrued liabilities” (see Note 19).

Revenue Recognition.  The Company’s products are sold with terms and conditions that vary depending on the nature of the product sold and the cultural and business environments in which the Company operates.

The Company recognizes revenue based on the type of product sold and the obligations under the contract. Revenue is recognized on contracts for design, manufacture and delivery of equipment without installation (equipment sales) and parts, service and consumables at the time of transfer of title or rendering of services. The Company considers revenue realized on equipment sales when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. In contracts that include additional services, including installation, start-up and/or commissioning (system sales), the Company recognizes revenue on each element of the contract as appropriate. Installation services are provided to the customer on an as-needed basis and may be contracted for separately or included in the same contract as the equipment sale. Revenue is recognized for installation services at the completion of the contractually required services.

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

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company sometimes uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment and risk of loss have passed to the ultimate customer, who then becomes obligated to pay with no right of return. In addition, the Company reviews all alliance agreements to determine whether revenue should be recognized on a gross or net basis and recognizes revenue as appropriate.

Shipping and Handling, Advertising.  Costs related to shipping and handling are included in cost of goods sold in the Consolidated Statement of Operations. The Company expenses advertising costs when incurred. Advertising expense was $147, $222 and $275 for fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Deferred Financing Costs.  The Company capitalizes costs associated with the issuance of debt, including bank, legal, investment advisor and accounting fees and other expenses. Deferred financing costs are amortized on a straight line basis over the term of the related financing transaction and are included in interest expense.

Engineering and Development.  Engineering and development (including research) costs are expensed as incurred.

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

Recent Accounting Pronouncements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codificationtm (“Codification” or “ASC”) as the sole source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases issued by the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (effective September 30, 2009 for the Company). The Company does not believe that the adoption of SFAS 168 will have a material effect on its Consolidated Financial Statements.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), and (“SFAS 167”). SFAS 167 amends FIN 46(R) and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities (“QSPEs”), which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 is effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009 (effective July 1, 2010 for the Company). The Company does not believe that adoption of SFAS No. 167 will have an impact on its Consolidated Financial Statements.

In June 2009, the FASB approved EITF No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”), which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be considered debt issuance costs and amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, EITF 09-1 states that the loaned shares should be excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. EITF 09-1 is effective for fiscal years beginning after December 15, 2009 (effective July 1, 2010 for the Company), and retrospective application is required for all periods presented. The Company does not believe that EITF 09-1 will have a material effect on its Consolidated Financial Statements.

In June 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Prior to the issuance of the Statement, these requirements were included in the auditing standards in AICPA AU section 560, “Subsequent Events.” SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009 (See Note 21) to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. If the fair value of a debt security is below its amortized cost and the entity intends to sell the security or it is more likely than not that the entity will sell the security before recovery of the cost basis, an other-than-temporary impairment exists. The entire impairment is recognized in earnings. If it is more likely than not that the entity will not sell the security before recovery of the cost basis but it is probable the entity will be unable to collect all amounts due under the contractual terms of the security, an other-than-temporary impairment exists. The amount of the impairment related to credit losses is recognized in earnings with the amount of the impairment due to other factors recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for annual and interim periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 in June 2009 and it did not have a material effect on its Consolidated Financial Statements.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board Opinions (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), to require disclosures about fair value of financial instruments for interim reporting periods of public entities. An entity is required to disclose the methods and assumptions used in estimating fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 in June 2009 and it did not have a material effect on its Consolidated Financial Statements.

In December 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require employers to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. FSP FAS 132R-1 requires employers to consider various objectives in providing more detailed disclosures about plan assets. The disclosure required by the FSP is required for fiscal years ending after December 15, 2009. The Company intends to adopt FSP FAS 132R-1 effective for fiscal years ending on and after June 30, 2010 and does not expect the adoption to have a material effect on the Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require enhanced disclosures regarding the transfer of financial assets and variable interest entities. The adoption of FSP 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s Consolidated Financial Statements.

In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-7, “Accounting for Defensive Intangible Assets,” to clarify how to account for defensive intangible assets subsequent to initial measurement. This issue applies to acquired intangible assets, except for those used in research and development activities that an entity does not intend to actively use but intends to hold to prevent others from using. The consensus requires that intangible assets within the scope of Issue 08-7 be accounted for as separate units of accounting and assigned useful lives reflecting the period over which they diminish in fair value. EITF Issue 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, consistent with the effective date of FASB Statement 141 (revised 2007), Business Combinations. The Company intends to begin applying the provisions of EITF Issue 08-7 to defensive intangible assets acquired on July 1, 2009. The Company does not believe the adoption of EITF Issue 08-7 will have a significant effect on its Consolidated Financial Statements.

In November 2008, the FASB approved EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited (effective July 1, 2009 for the Company). The Company does not believe that EITF 08-6 will have a material effect on its Consolidated Financial Statements.

In July 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The adoption of SFAS 159 did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2008, the FASB approved EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and thus meets one of the scope exceptions for derivative accounting under SFAS 133. The determination is a two step process which requires the evaluation of the instrument’s contingent exercise provisions and the instrument’s settlement provisions.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 07-5 is effective for fiscal years beginning after December 15, 2008 (effective July 1, 2009 for the Company). The Company does not believe that EITF 07-5 will have a material effect on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (effective July 1, 2009 for the Company). The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on its Consolidated Financial Statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” The FSP applies to convertible debt instruments that give the issuer the choice of settling the instrument on conversion either (a) entirely in cash or other assets or (b) partially in shares and partially in cash or other assets. The FSP requires issuers to account separately for the liability and equity components of convertible debt instruments that have stated terms permitting settlement on conversion in cash or other assets, with one exception-the accounting does not apply if the embedded conversion option must be accounted for separately as a derivative under SFAS 133. Convertible preferred shares accounted for in equity or temporary equity would also not be subject to the FSP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years (effective July 1, 2009 for the Company). When effective, FSP APB 14-1 will be applied retrospectively to all periods presented in the financial statements. The cumulative effect of the accounting change on periods before those presented would be recognized as of the beginning of the first period presented, with an offsetting adjustment to the opening balance of retained earnings for that period, which would be presented separately. The Company does not believe that adoption of FSP No. APB 14-1 will have an impact on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS 161 during the third quarter of the current fiscal year and it did not have a material effect on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (effective July 1, 2009 for the Company). An entity may not apply SFAS 141(R) before that date. The impact of this Statement will be determined if and when an acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”).” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (effective July 1, 2009 for the Company). Earlier adoption is prohibited. The Company does not believe that the adoption of SFAS 160 will have a material effect on its Consolidated Financial Statements.

In December 2007, the FASB ratified a consensus opinion reached by the EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF Issue 07-1”), which defines a collaborative arrangement as a contractual arrangement in which the parties are active participants in the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Whether an arrangement is a collaborative arrangement would be determined at the inception of the arrangement and would be reconsidered when facts and circumstances indicate a change in either a participant’s role in the arrangement or its exposure to significant risks and rewards. Participants in a collaborative arrangement would be required to make certain disclosures in their annual financial statements about the nature and purpose of the arrangement and amounts reported in the income statement. The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (effective July 1, 2009 for the Company). The Company does not believe that the adoption of EITF Issue 07-1 will have a material effect on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP FAS 157-1”) which amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually). In October, 2008 the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which applies to financial assets subject to the fair value accounting requirements of SFAS 157 and clarifies the application of SFAS 157’s valuation requirements to a financial asset in a market that is not active. FSP FAS 157-3 was effective upon issuance, including for prior periods if financial statements had not yet been issued. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same — to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. If it is determined that the activity for an asset or liability has significantly decreased, the quoted market price may not be fair value and the entity must perform additional analysis to determine fair value. This analysis may include the use

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of valuation techniques other than quoted market prices. If it is determined that a transaction for an asset or liability was not orderly, an entity should place little weight on that transaction when determining fair value. FSP FAS 157-4 is effective for annual and interim periods ending after June 15, 2009 and must be applied prospectively. On July 1, 2008 the Company adopted the provisions of SFAS 157 and related FSP’s as it applies to financial assets and liabilities, and it did not have a material effect on its Consolidated Financial Statements.

Note 3 —	Accumulated Other Comprehensive Income (Loss):

Accumulated Other Comprehensive Income (Loss) (“OCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacities as owners. Accumulated consists of the following:

	For the Years Ended June 30,
	2009	2008
	(In thousands)

Cumulative translation adjustment	$3,009	$6,195
Unrealized gain (loss) on investments, net of tax benefit of $70 (benefit of $1 at June 30, 2008)	(96)	(2)
Pension funded status, net of tax benefit of $577 (benefit of $156 at June 30, 2008)	(882)	(415)

	$2,031	$5,778

Note 4 —	Earnings per Share:

The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 1,386,401, 657,334 and 30,000 shares of common stock were outstanding at June 30, 2009, June 30, 2008 and June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

	For the Years Ended June 30,
	2009	2008*	2007*
	(In thousands, except per share data)

Determination of shares:
Average common shares outstanding	15,329	15,444	15,169
Assumed conversion of dilutive stock options and awards	—	286	547

Diluted average common shares outstanding	15,329	15,730	15,716

Basic earnings per common share	$(0.77)	$0.42	$0.45
Diluted earnings per common share	$(0.77)	$0.41	$0.43

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Business Segment Information:

	For the Years Ended June 30,
	2009	2008	2007
	(In thousands)

Geographic information:
Sales* by major country:
United States	$40,095	$49,585	$39,800
Japan	46,523	52,832	46,854
Germany	46,180	74,506	63,081
Sweden	23,370	26,286	23,300
United Kingdom	8,270	13,273	11,972
All other — foreign	12,134	19,848	16,470

Total sales	$176,572	$236,330	$201,477

*	sales are attributed to the geographic area based on location of the subsidiary recording the external sale.

	For the Years June 30,
	2009	2008	2007
	(In thousands)

Long-lived assets by major country:
United States	$1,455	$1,775	$1,796
Japan	1,536	853	681
Germany	2,384	3,212	1,201
Sweden	1,565	2,069	1,998
All other — foreign	430	417	2,227

Total long-lived assets	$7,370	$8,326	$7,903

Long-lived assets primarily includes the net book value of property, plant and equipment and other tangible assets.

Note 6 —	Inventories:

Inventories, net of reserve, consist of the following:

	For the Year Ended June 30, 2009
	Domestic	Foreign	Total
	(In thousands)

Raw materials	$1,750	$8,545	$10,295
In process	264	3,343	3,607
Finished goods	2,606	6,257	8,863

	$4,620	$18,145	$22,765

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended June 30, 2008*
	Domestic	Foreign	Total
	(In thousands)

Raw materials	$4,296	$11,925	$16,221
In process	439	5,189	5,628
Finished goods	4,420	6,580	11,000

	$9,155	$23,694	$32,849

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

Note 7 —	Change in Method of Accounting for Inventory Valuation:

On June 30, 2009, the Company elected to change its method of valuing certain of its domestic inventory to the FIFO method, whereas in prior years certain domestic inventory was valued using the LIFO method. The new method was adopted as it provides for a more consistent matching of expenses with revenues currently and in the foreseeable future and provides a consistent inventory methodology across the Company as inventory held in foreign locations and certain inventory in domestic locations currently and historically have been valued using the FIFO method. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.

The following financial statement line items for fiscal years 2008 and 2007 were affected by the change in accounting principle.

	For the Year Ended June 30,			For the Year Ended June 30,
	2008	2008		2007	2007
	As Reported	As Adjusted	Effect of	As Reported	As Adjusted	Effect of
Statement of Operations	Under LIFO	Under FIFO	Change	Under LIFO	Under FIFO	Change
		(In thousands)			(In thousands)

Sales	$236,330	$236,330	$—	$201,477	$201,477	$—
Cost of sales	161,585	161,499	(86)	135,703	135,493	(210)
Gross profit	74,745	74,831	86	65,774	65,984	210
Operating income	10,940	11,026	86	9,913	10,123	210
Income before income tax	8,267	8,353	86	7,598	7,808	210
Income taxes	1,831	1,862	(31)	958	1,034	(76)
Net income	6,436	6,491	55	6,640	6,774	134
EPS — basic	0.42	0.42	0.00	0.44	0.45	0.01
EPS — diluted	0.41	0.41	0.00	0.42	0.43	0.01

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended June 30,			For the Year Ended June 30,
	2008	2008		2007	2007
	As Reported	As Adjusted	Effect of	As Reported	As Adjusted	Effect of
Balance Sheet	Under LIFO	Under FIFO	Change	Under LIFO	Under FIFO	Change
		(In thousands)			(In thousands)

Inventories	$31,804	$32,849	$1,045	$30,384	$31,343	$959
Total current assets	99,215	100,260	1,045	101,645	102,604	959
Other assets	53,693	53,317	(376)	49,379	49,034	(345)
Total assets	159,658	160,327	669	157,180	157,794	614
Accumulated earnings	9,284	9,953	669	5,266	5,880	614
Total equity	61,613	62,282	669	54,540	55,154	614
Total liabilities and equity	159,658	160,327	669	157,180	157,794	614

As a result of the accounting change accumulated deficit as of July 1, 2006 decreased from ($1,374), as originally reported using the LIFO method, to ($894) using the FIFO method.

	For the Year Ended June 30,			For the Year Ended June 30,
	2008	2008		2007	2007
	As Reported	As Adjusted	Effect of	As Reported	As Adjusted	Effect of
Statement of Cash Flows	Under LIFO	Under FIFO	Change	Under LIFO	Under FIFO	Change
		(In thousands)			(In thousands)

Net income	$6,436	$6,491	$55	$6,640	$6,774	$134
Change in inventories	1,534	1,448	(86)	(1,074)	(1,284)	(210)
Change in deferred taxes	1,420	1,451	31	(345)	(269)	76

Note 8 —	Loans Payable:

	Rate	Amount
		(In thousands)

Loans Payable at June 30, 2009:
Foreign subsidiaries	2.07% (average)	$4,153

Loans Payable at June 30, 2008:
Foreign subsidiaries	1.86% (average)	$3,767

The maximum amount of bank loans payable outstanding during the year ended June 30, 2009 was $4,452 ($4,576 in 2008). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. The majority of the loans are uncollateralized; however, certain of these loans are collateralized by the current assets associated with the foreign subsidiaries where the loans are drawn.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Long-Term Debt:

	June 30, 2009		June 30, 2008
	Current	Long-Term	Current	Long-Term
	(In thousands)

Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.32% plus 4.50%(a)	$—	$12,100	$—	$3,850
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.93% plus 4.50%(a)	—	1,403	—	2,519
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments, interest rate one-month LIBOR rate 0.93% plus 4.50%(a)	3,534	6,797	3,356	11,594
Term loan payable by foreign subsidiary due September 2008, interest rate 1.81%(b)	—	—	78	—
Note payable by foreign subsidiary through 2008, interest rate 6.95%(c)	—	—	38	—

	$3,534	$20,300	$3,472	$17,963

(a)	The Company’s primary source of external financing is the Company’s credit agreement and its amendments (“the Credit Agreement”) with LaSalle Bank National Association (“LaSalle”), which was subsequently acquired by and will be referred to hereinafter as Bank of America (“BofA”). During the third quarter of fiscal year 2009 the Company was not in compliance with certain provisions of its credit agreement. The restructuring charges, goodwill impairment charge and additional inventory/accounts receivable reserve recorded during the third quarter, would have caused the Company’s trailing twelve month reported EBITDA to decrease to a level lower than the minimum level required by the Company’s credit agreement with Bank of America. On March 31, 2009, the Company entered into a Modification and Limited Waiver Agreement (the “Waiver Agreement”) with Bank of America as Lender and as Administrative Agent, and certain other Lenders. The Company and its lenders entered into the Waiver Agreement covering the period from March 31, 2009 through May 15, 2009, which period on May 15, 2009 was extended through July 31, 2009. The Waiver Agreement modified the Credit Agreement as follows: (i) increased the applicable margin rates 2.5% during the waiver period, (ii) reduced the amount of revolving credit available from $35,000 to $17,100. and (iii) enhanced the banks collateral position. On July 31, 2009, the Company successfully concluded an amendment to its Credit Agreement. The amendment modified the Credit Agreement as follows: (i) euro borrowings bear interest at LIBOR plus 4.5%, or in the case of U.S. dollar loans, at the prime rate plus 3.00%, (ii) reduced the amount of revolving commitment from $35,000 to $25,000 provided that the aggregate of all revolving loans outstanding plus $7,900 not exceed $25,000 and (iii) increased collateral. The Credit Agreement requires the Company to maintain certain minimum net worth and leverage ratios and as amended and as amended on July 31, 2009 certain sales, capital expenditures and minimum liquidity levels. As a result of the July 31, 2009 amendment, the Company has classified an appropriate portion of its debt as long term. At June 30, 2008, the Company was in compliance with all financial covenants. Borrowings under the Credit Agreement in the U.S. are secured by substantially all domestic assets (approximately$20,000) and in Europe by a pledge of European subsidiary stock and assets and certain Asian subsiding stock. The Company incurred cash costs of approximately $1,168 associated with the July 31, 2009 amendment. Certain of these costs, along with legacy deferred financing costs, are required to be charged to expense and the Company will record a charge of approximately $1,177 during the first quarter of fiscal year 2010. Certain of these costs coupled with legacy deferred financing costs, totaling approximately $1,231, will be amortized over the remaining term of the amended agreement.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Yen 100,000 three-year term loan with quarterly principal payments of Yen 8,333 and an interest rate at the Tokyo Inter Bank offered rate (TIBOR) plus 0.75%. The Company entered into an interest rate swap that converts variable rate payables to a fixed rate of 1.81% and has the same maturity date as the term loan.

(c)	Note collateralized by a building as outlined in the indenture relating to this note.

The Company maintains relationships with both foreign and domestic banks, which combined have extended short- and long-term credit facilities to the Company totaling $34,533. As of June 30, 2009, the Company had $29,018 outstanding (including Letters of Credit). The amount available under these credit facilities at June 30, 2009 was $5,515.

Maturities of long-term debt in each fiscal year ending after June 30, 2009 are as follows:

Fiscal Year Ending June 30,	(In thousands)

2010	$3,534
2011	4,351
2012	15,949
2013	—
2014	—
2015 and thereafter	—

$23,834

Note 10 —	Taxes on Income:

Income (loss) before income taxes and the (benefit) provision for income taxes are comprised of:

	For the Years Ended June 30,
	2009	2008*	2007*

Income (loss) before income taxes:
Domestic	$(5,549)	$1,208	$(923)
Foreign	(8,275)	7,145	8,731

	$(13,824)	$8,353	$7,808

(Benefit) provision for income taxes:
Currently payable:
Domestic	$(544)	$187	$22
Foreign	(240)	1,245	901

	(784)	1,432	923

Deferred:
Domestic	$(1,297)	$(1,593)	$(2,424)
Foreign	68	2,023	2,535

	(1,229)	430	111

Total income tax provision	$(2,013)	$1,862	$1,034

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	June 30,	June 30,
	2009	2008

Deferred tax assets (liabilities):
Foreign tax credit carryforwards	$6,325	$6,152
Foreign net operating loss carryforwards	10,575	10,248
Domestic net operating loss carryforwards	—	300
Capital loss carryforwards	181	218
Inventories	2,408	764
Pension/deferred compensation	2,745	2,638
Identifiable intangibles	(1,830)	(2,241)
Other deferred tax assets, individually less than 5%	1,848	1,873
Other deferred tax liabilities, individually less than 5%	(71)	(83)

Net deferred tax asset	22,181	19,869
Valuation allowance	(12,687)	(11,890)

Total net deferred tax assets	$9,494	$7,979

At June 30, 2009, net operating loss carryforwards of $50,918 may be available to reduce future foreign taxable income. The majority of the Company’s foreign net operating loss (“NOL”) carry-forwards have an indefinite carry-forward period. In addition, as of June 30, 2009, the Company has indefinite foreign capital loss carry-forwards available in the amount of $645.

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The change in the valuation allowance for the period ended June 30, 2009 primarily reflects changes in deferred tax assets on which there was valuation allowance.

The Company has not had to provide for income taxes on $19,726 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company’s intention to indefinitely reinvest those earnings.

At the beginning of the first quarter of the fiscal year ended June 30, 2008, the Company adopted the provisions of FIN 48. Upon adoption of FIN 48, the Company recognized an increase of $2,418 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the beginning balance of retained earnings. As of the date of adoption, and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $4,617, including $2,719 of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate. On June 30, 2009, the Company’s unrecognized tax benefits totaled $4,999, including $3,101 of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate.

Where applicable, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits from its global operations in income tax expense. During the fiscal years ending June 30, 2009 and 2008, the Company accrued $39 and $16, respectively, in potential interest and penalties associated with uncertain tax positions. In conjunction with the adoption of FIN 48, the Company recognized $194 of interest and penalties. To the extent interest and penalties are accrued in the Company’s income tax expense, such amounts, if reversed, will reduce the effective income tax rate.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties associated with uncertain tax positions, is as follows:

Year Ended
June 30,
2009
(In thousands)

Balance as of June 30, 2008	$4,855
Additions based on tax positions related to the current year	144

Balance as of June 30, 2009	$4,999

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

The reconciliation of the computed “expected” provision (determined by applying the United States Federal statutory income tax rate of 34% to income before income taxes) to the actual tax provision is as follows:

	For the Years Ended June 30,
	2009	2008*	2007*
	(In thousands)

Computed “expected” tax provision	$(4,700)	$2,811	$2,583
Permanent differences	1,779	10	618
Foreign income taxed at rates other Than the U.S. statutory rate	42	(8)	210
Change in deferred tax asset valuation allowance, net of changes in other reserves	930	(1,092)	(2,332)
Other reconciling items	(64)	141	(45)

Total income tax provision	$(2,013)	$1,862	$1,034

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory.

Note 11 —	Common Stock:

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

With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the meeting of stockholders. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the meeting of stockholders, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holders of Class B having ten votes per share. As of June 30, 2009, the number of outstanding shares of Class B constituted approximately 7.3% of the total number of outstanding shares of both classes of Common Stock.

Class A has no conversion rights; however, shares of Class B are convertible into shares of Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of the shares of Class B.

In November 1999, the Company initiated its most recent stock repurchase program. Under the program, the Company is authorized to utilize up to $5,000 to repurchase Class A shares. As of June 30, 2009, 1,192,760 shares of Class A had been repurchased for $2,638. During the fiscal year ended June 30, 2009 a total of 85,365 shares of Class A were repurchased for $157. Repurchases are restricted under the terms of the Credit Agreement, as amended, on July 31, 2009.

Note 12 —	Stock Based Compensation:

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

The 2005 Equity Compensation Plan (the “2005 Plan”) was approved by the Company’s Board of Directors in October 2005 and by its stockholders in November 2005. The 2005 Plan was amended in August 2008 to increase by 1,000,000 shares the number of shares of Class A Common Stock that may be subject to awards outstanding under the 2005 Plan from 1,200,000 to 2,200,000. This amendment was approved by shareholders on November 11, 2008. The 2005 Plan provides for the granting of a variety of awards to the Company’s employees, Eligible Directors and others who provide services to the Company, including stock-based incentives and cash-based incentives. The maximum aggregate number of shares that may be delivered to participants or their beneficiaries pursuant to all awards granted under the 2005 Plan is now 2,200,000. During fiscal year 2009, an aggregate of 301,500 shares were granted as restricted stock/units and stock options under the 2005 Plan. Canceled awards during fiscal year 2009 totaled 48,500, and will become available for future grants. Unless otherwise set forth in an award agreement, awards granted as an option to purchase shares shall vest in three equal annual installments commencing on the second anniversary of the date of such grant. Awards granted as restricted stock/units have restrictions that generally lapse in three equal annual installments commencing on the first anniversary of the date of such award.

At June 30, 2009, the aggregate number of shares available for future grants under all the Company’s share-based compensation plans is 1,179,886.

Compensation expense recorded for all of the Company’s share-based compensation plans for the fiscal years, 2009, 2008 and 2007 was $1,092, $1,031 and $782, respectively. The tax benefit related to this compensation expense for the fiscal years 2009, 2008 and 2007 was $373, $336 and $135, respectively.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes activity under the plans during 2009, 2008 and 2007.

	The 1996 Plan					The 1998 Plan
				Weighted					Weighted
			Option Price	Average Price				Option Price	Average Price
	Class A	Class B	Range	A	B	Class A	Class B	Range	A	B

Outstanding at June 30, 2006	1,216,503	0	$0.58-$5.60	$2.61	$0.00	39,000	0	$1.13-$5.50	$2.48	$0.00

Granted	140,000		$4.90-$4.95	$4.90
Canceled	(79,168)		$1.93-$5.50	$3.26
Exercised	(339,665)		$0.58-$3.41	$1.87		(9,000)		$1.13-$2.25	$1.63

Outstanding at June 30, 2007	937,670	0	$0.58-$5.50	$3.17	$0.00	30,000	0	$1.13-$5.50	$2.48	$0.00

Granted	0	0	$0.00
Canceled	(66,503)	0	$1.93-$5.50	$4.21
Exercised	(33,332)	0	$1.93-$4.49	$2.80

Outstanding at June 30, 2008	837,835	0	$0.58-$5.50	$3.10	$0.00	30,000	0	$1.13-$5.50	$2.48

Granted
Canceled	(80,999)		$3.25-$5.50	$5.12		(9,000)		$5.49	$5.49

Exercised
Outstanding at June 30, 2009	756,836		$0.58-$4.95	$2.88		21,000		$1.13-$2.25	$1.56

Exercisable at June 30, 2009	668,494	0	$0.58-$4.95	$2.63	$0.00	21,000	0	$1.13-$2.25	$1.56

	The 2005 Plan
		Option Price	Weighted
	Class A	Range	Price

Outstanding at June 30, 2007	0	$0.00	$0.00

Granted	150,000	$5.49	$5.49
Canceled	(16,000)	$5.49	$5.49
Exercised	0	$0.00	$0.00

Outstanding at June 30, 2008	134,000	$5.49	$5.49

Granted	118,500	$2.22	$2.22
Canceled	(41,000)	$2.22-$5.49	$3.82
Exercised	—	—	—

Outstanding at June 30, 2009	211,500	$2.22-$5.49	$3.98

Exercisable at June 30, 2009	0	$0.00	$0.00

The aggregate intrinsic value of options exercised during the fiscal year ended June 30, 2009 was zero.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2009:

Options Outstanding				Options Exercisable
		Weighted	Weighted	Number	Weighted
Range of	Number of	Average	Average	of	Average
Exercise	Outstanding	Remaining	Outstanding	Exercisable	Exercisable
Prices	Options	Contractual Life	Price	Options	Price

$0.58 - $1.58	153,500	2.6 years	$0.99	153,500	$0.97
$1.90 - $3.25	313,501	5.9 years	$2.13	216,001	$2.09
$3.41 - $4.90	398,335	5.7 years	$3.93	316,661	$3.71
$4.95 - $5.49	124,000	8.1 years	$5.45	3,332	$4.95

The aggregate intrinsic value of both outstanding and exercisable options at June 30, 2009 was $15.

Total unrecognized compensation costs related to non-vested stock option awards at June 30, 2009 is $372 and is expected to be recognized over the weighted average period of approximately 2.2 years.

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

The following table presents the weighted average assumptions used for options granted.

	For the Years Ended June 30,
	2009	2008	2007
	(In thousands)

Option term(1)	5	5	5
Volatility(2)	49.85	63.57	52.66
Risk free rate	3.18	4.77	4.77
Dividend yield	—	—	—
Weighted average fair value	$1.04	$3.18	$2.49

(1)	The option term is the number of years that the Company estimates, based on history, that options will be outstanding prior to exercise.

(2)	Prior to fiscal 2006, expected volatility was based on historical volatilities over the expected terms. With the adoption of SFAS 123(R) the Company continues to determine expected volatility based on historical volatilities but has incorporated adjustments associated with an unusually volatile period from its mean-reversion analysis for fiscal years commencing with 2006.

Restricted Stock

During the years ended June 30, 2009 and 2008, the Company issued restricted stock shares/units. Awards granted as restricted stock/units have restrictions that generally lapse in three equal annual installments commencing on the first anniversary of the date of such award. Compensation expense of $884 and $754 was recognized during the period ended June 30, 2009 and 2008, respectively. The aggregate unrecognized compensation costs related to the non-vested restricted grants at June 30, 2009 was $1,272 and is expected to be recognized over a weighted-average period of approximately 1.7 years.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes outstanding and non-vested shares under the plan for 2009, 2008 and 2007.

	The 2005 Plan
		Weighted
	Restricted Stock	Average Grant
	Shares/Units	Date Fair Value

Outstanding and non-vested at June 30, 2006	173,666	$4.04

Granted	206,933	$5.16
Canceled	(36,666)	$4.44
Vested	(57,894)	$4.04

Outstanding and non-vested at June 30, 2007	286,039	$4.80

Granted	245,848	$4.75
Canceled	—	$—
Vested	(111,868)	$4.70

Outstanding and non-vested at June 30, 2008	420,019	$4.80

Granted	183,000	$2.01
Canceled	(7,500)	$5.19
Vested	(198,454)	$4.73

Outstanding and non-vested at June 30, 2009	397,065	$3.54

Long Term Incentive Performance Share Awards

During fiscal year 2009, the Company issued 43,333 long term incentive performance share awards (“PSAs”). PSAs are stock awards where the number of shares ultimately received by the employee depends on the Company’s performance against specified targets and typically vest during a three-year period. The fair value of each PSA is determined on the grant date, based on the Company’s stock price. Over the performance period, the number of shares of stock that will be issued and the associated compensation expense is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets. The fair value of PSAs granted during the year ended June 30, 2009, was $87. Total fair value of PSAs vested and compensation expense during the year ended June 30, 2009 was $0, based on the current assessment of the probability of achievement.

Note 13 —	Supplemental Compensation:

In the U.S., the Company maintains the Baldwin Technology Profit Sharing and Savings Plan. The Company matches up to 5% of eligible compensation and the participants’ interests in the Company’s contributions vest immediately. Participant contributions are made on a weekly basis, while the Company’s matching contributions are made on a quarterly basis. Employer contributions charged to income were $154, $254 and $238, respectively, for the fiscal years ended June 2009, 2008 and 2007. The assets of the plan are invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company, which constituted approximately 2% of the total assets of the Plan at June 30, 2009.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain subsidiaries within Europe maintain defined contribution and/or profit sharing plans. Amounts expensed under these plans based upon the age, salary and years of service of employees covered by the plans were as follows:

	For the Years Ended June 30,
	2009	2008	2007
	(In thousands)

Baldwin Germany GmbH	$218	$221	$271
Baldwin IVT AB	48	59	50
Baldwin Jimek AB	67	77	82
Baldwin UK Ltd.	60	79	64
Baldwin Globaltec Ltd.	8	10	10

Total expense	$401	$446	$477

In Germany, there is one pension plan covering one former employee, and the Company’s Japanese subsidiary maintains a retirement plan covering all of its employees. These defined benefit plans provide for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability. The fair value of 100% of plan assets are represented by insurance contracts and the expected return on plan assets is determined based on the expected long term rate of return on plan assets. The Company also has a non-qualified Supplemental Executive Retirement Plan (SERP). The SERP provides benefits to eligible executives, based on average earnings, years of service and age at retirement or separation of employment. The Company has established a Rabbi Trust to provide a potential source of funds to pay benefits under the SERP. The amount held in trust at June 30, 2009 and 2008 was $1,156 and $1,351, respectively. The Company uses a measurement date of June 30 for its defined benefits plans.

The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

	For the Years Ended June 30,
	2009	2008	2007
	(In thousands)

Service Cost — benefits earned during the year	$401	$424	$978
Interest on projected benefit obligation	336	259	54
Annual return on plan assets	(20)	(2)	(16)
Amortization of transition obligation	—	—	(3)
Amortization of net actuarial loss (gain)	45	(10)	(3)

Net periodic pension expense	$762	$671	$1,010

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended June 30,
	2009	2008
	(In thousands)

Change in benefit obligation:
Projected benefit obligation — beginning of year	$8,600	$7,634
Service cost — benefits earned during the year	401	437
Interest on projected benefit obligation	336	300
Actuarial (gain) loss	(13)	443
Benefits paid	(939)	(859)
Foreign currency rate changes	1,260	645

Projected benefit obligation — end of year	$9,645	$8,600

Change in plan assets:
Fair value of plan assets — beginning of year	$1,709	$1,514
Actual return on plan assets	14	19
Contributions to the plan	772	793
Benefits paid	(859)	(863)
Foreign currency rate changes	160	246

Fair value of plan assets — end of year	1,796	1,709

Funded status at year end	$(7,849)	$(6,891)

Components of above amounts:
Accrued expenses	$(529)	$(181)
Accrued benefit liability (noncurrent)	(7,320)	(6,710)

Total	$(7,849)	$(6,891)

Amounts included in AOCL:
Actuarial losses	$(881)	$(415)

Amount expected to be recognized during next fiscal year actuarial gain	$11	$6

Accumulated benefit obligation	$8,915	$8,040

Weighted average actuarial assumptions:
Discount rate	1.75%-6.00%	1.75%-6.00%
Rate of increase in compensation levels	0.00%-3.00%	0.00%-3.00%
Expected rate of return on plan assets	1.00%-4.10%	1.00%-4.10%

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undiscounted benefit amounts expected to be paid for each of the next five successive fiscal years and for the aggregate next five years thereafter are as follows:

Fiscal Years Ending June 30,	Amount
(In thousands)

2010	$738
2011	$973
2012	$735
2013	$943
2014	$756
Aggregate for 2015 through 2018	$4,334

The amount expected to be contributed by the Company to its defined benefit pension plans during fiscal year 2010 is approximately $363.

Note 14 —	Restructuring:

FY 2008 Plan:

On December 1, 2007, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in its operations in Germany. Actions under the plan commenced in December 2007 and were substantially complete at June 30, 2008. Payments made under the plan were completed at September 30, 2008.

				Payments Against
			Balance at	Reserve for the	Balance at
		Payments Against	June 30,	Twelve Months Ended	June 30,
	Initial Reserve	Reserve	2008	June 30, 2009	2009
	(In thousands)

Restructuring costs:
Other costs	$960	$(398)	$562	$(562)	$0

Total restructuring costs	$960	$(398)	$562	$(562)	$0

October FY 2009 Plan:

On October 29, 2008, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in its operations in Germany. Actions under the Plan commenced during October 2008 and were substantially complete by December 31, 2008. Payments are expected to continue through the first quarter of Fiscal 2010. No non-cash charges were contemplated in connection with the Plan.

		Payments	Balance at
	Initial	Against	June 30,
	Reserve	Reserve	2009
	(In thousands)

Restructuring costs:
Employee termination costs	$681	$(586)	$95

Total restructuring costs	$681	$(586)	$95

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarter 3 FY 2009 Plans:

In January and March 2009, the Company committed to the principal features of plans to restructure some of its existing operations. These plans included the consolidation of production facilities in Germany, as well as employment reductions in Germany, Sweden, Italy and the U.S. The actions were taken in response to sustained weak market conditions. Actions under the plan commenced during the Company’s third quarter of Fiscal 2009; and the Company substantially completed the actions by June 30, 2009. Nearly all the costs associated with the plans are cash costs, payment of which will continue through the second quarter of Fiscal 2010.

		Payments	Balance at
	Initial	Against	June 30,
	Reserve	Reserve	2009
		(In thousands)

Restructuring costs:
Employee termination costs	$3,836	$(1,802)	$2,034
Other	$230	$(101)	$129

Total restructuring costs	$4,066	$(1,903)	$2,163

Note 15 —	Acquisitions:

On November 21, 2006, the Company completed the acquisition of Oxy-Dry Corporation (“Oxy-Dry”), a producer of accessories and controls for the printing industry. The acquisition strengthens the Company’s presence in its core market of accessories and controls by affording it the ability to provide a broader range of product offerings to its customers. The Company and sellers agreed on the finalization of the purchase price in accordance with the stock purchase agreement during the quarter ended June 30, 2009. Aggregate consideration paid, in cash, to the holders of all outstanding shares of MTC Trading Company (“MTC”), which owned all of the outstanding shares of capital stock of Oxy-Dry, consisted of a purchase price of approximately $17,483 working capital and other contract related adjustments of $2,045, subject to post closing adjustments, and $1,692 in fees and expenses.

The table below represents the final allocation of the total consideration to the Oxy-Dry tangible and identifiable intangible assets and liabilities based on the Company’s assessment of their respective fair values as of the date of acquisition.

(In thousands)

Cash	$2,287
Accounts receivable	7,136
Inventory	5,905
Other assets	914
Property, plant and equipment	2,149
Identifiable intangible assets	6,745
Accounts payable	(1,723)
Deposits	(2,156)
Accrued expenses(a)	(9,327)
Liabilities assumed	(3,000)
Deferred taxes	(486)
Other liabilities	(1,151)

Total fair value of net assets acquired	7,293

Goodwill(b)	$13,312

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Reflects adjustment to original purchase price allocation ($860) primarily due to warranty related issues.

(b)	Reflects adjustment to original purchase price allocation primarily for additional accrued expenses (primarily warranty $860), additional capitalized transaction costs ($298), and finalization of purchase price ($164).

Identifiable intangibles acquired include product technology, $4,499 (15 year life), trade name $1,645 (30 year life), customer relationships $528 (13 year life), and non-compete agreements $73 (5 year life). Additionally, there is no amount of tax deductible goodwill.

On December 20, 2006, the Company committed to the principal features of a plan to restructure and integrate the operations of MTC and its wholly-owned subsidiary Oxy-Dry. The objective was to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition as well as to achieve greater efficiency in sales, marketing, administrative and operational activities, primarily in Germany, the United States and the United Kingdom. In particular, parts of the U.S. and U.K. plan involved the consolidation of the former Oxy-Dry leased locations into existing Company locations, and the elimination of redundant manufacturing and support personnel. In Germany, the plan consisted of the consolidation and elimination of support functions while maintaining the former Oxy-Dry manufacturing location. The actions under the plan commenced during December 2006 and were substantially complete by the end of fiscal year 2007. The liabilities recognized in connection with the acquisition include $2,300 of employee termination and associated costs and $700 of facilities and other one-time costs included in other accounts payable and accrued liabilities. The results of the acquisition of Oxy-Dry have been included in the Company’s Consolidated Financial Statements since the date of acquisition.

On April 10, 2007, the Company completed the acquisition of Hildebrand Systeme GmbH (“Hildebrand”), a leader in the field of high performance web cleaning systems. Aggregate consideration paid at closing consisted of a purchase price of approximately $2,290 and $214 in fees and expenses. Identifiable intangibles acquired include product technology $939 (15 year life), customer relationships $105 (12 year life) and non-compete agreements $20 (5 year life). Acquired fair value of the net assets acquired was $1,082 and goodwill was $1,422. The results of the acquisition of Hildebrand have been included in the Company’s Consolidated Financial Statements since the date of acquisition.

The following unaudited pro forma consolidated financial information reflects the results of operations, including Oxy-Dry, for the twelve months ended June 30, 2007 as if the acquisition had occurred at the beginning of the period, after giving effect to certain purchase accounting adjustments, including assumed amortization of acquired intangibles and higher interest expense due to the higher debt level. Hildebrand is excluded from the pro forma presentation as it is not material. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period.

For the Twelve Months Ended
June 30, 2007
(In thousands, except per share data)
(Unaudited)

Revenue	$215,337
Net income	$4,543
Income per share — basic	$0.30
Income per share — diluted	$0.29

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Goodwill and Other Intangible Assets:

The changes in the carrying amount of goodwill for each of the fiscal years ended June 30, 2009 and 2008 are as follows:

Activity in the fiscal year ended June 30, 2009 was as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
		(In thousands)

Balance as of July 1, 2008	$31,516	$3,765	$27,751

Impairment*	(8,037)	(2,379)	(5,658)
Oxy-Dry price adjustment	(164)	—	(164)
Effects of currency translation	(1,145)	76	(1,221)

Balance as of June 30, 2009	$22,170	$1,462	$20,708

*	The Company recorded a goodwill impairment charge mainly related to its Japan reporting unit during the third quarter of fiscal year 2009.

Activity in the fiscal year ended June 30, 2008 was as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
		(In thousands)

Balance as of July 1, 2007	$28,034	$3,293	$24,741

Purchase of Oxy-Dry	1,202	—	1,202
Purchase of Hildebrand	148	—	148
Effects of currency translation	2,132	472	1,660

Balance as of June 30, 2008	$31,516	$3,765	$27,751

Intangible assets subject to amortization were comprised of the following:

		As of June 30, 2009		As of June 30, 2008
	Amortization	Gross	Accumulated	Gross	Accumulated
Intangible Assets:	Period (Years)	Carrying Amount	Amortization	Carrying Amount	Amortization
		(In thousands)		(In thousands)

Patents and Trademarks	15-20	$10,998	$6,830	$10,215	$5,868
Customer relationships	2 -13	644	114	633	88
Trademarks	30	1,508	92	1,645	90
Existing product technology	15	5,167	612	5,438	548
Non-compete/solicitation agreements	5	95	34	93	26
Other	5-30	2,195	1,715	2,025	1,480

Total		$20,607	$9,397	$20,049	$8,100

The weighted average life for intangible assets at June 30, 2009 was 13 years. Amortization expense was $1,427 for the fiscal year ended June 30, 2009, $1,182 for the fiscal year ended June 30, 2008 and $844 for the fiscal year ended June 30, 2007. The net carrying amount of intangible assets decreased $739 for the year ended June 30, 2009 primarily due to costs of retaining and obtaining future economic benefits of patents of $949, offset by amortization of $1,427 and effects of currency translation of $261.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Years Ending June 30,	Amount
(In thousands)

2010	$1,410
2011	$1,320
2012	$1,158
2013	$1,093
2014	$1,060

Note 17 —	Commitments and Contingencies:

Future minimum annual lease payments under capital leases are as follows at June 30, 2009:

Fiscal Years Ending June 30,	Amount
(In thousands)

2010	137
2011	87
2012	3
2013	—
2014	—

Present value of minimum lease payments (net of $9 with interest)	$227

At June 30, 2009, $90 ($215 at June 30, 2008) was included in “Other long-term liabilities” representing the long-term portion of the present value of minimum lease payments, and $137 ($146 at June 30, 2008) was included in “Other accounts payable and accrued liabilities” representing the current portion of the present value of minimum lease payments. At June 30, 2009, the gross asset totaled$305, with accumulated depreciation of$78.

Rental expense on operating leases amounted to approximately$6,697, $6,696 and $5,659 for the years ended June 30, 2009, 2008 and 2007, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2009 are as follows:

Fiscal Years Ending June 30,	Amount
(In thousands)

2010	$6,180
2011	$4,288
2012	$3,211
2013	$1,991
2014	$1,510
2015 and thereafter	$5,490

Note 18 —	Related Parties:

Samuel B. Fortenbaugh III, a Director of the Company since 1987, has rendered legal services to the Company since September 2002. During the fiscal year ended June 30, 2009, the Company paid $95 and $171 and $211during the fiscal years ended June 30, 2008 and 2007, respectively to Mr. Fortenbaugh for legal services rendered.

Akira Hara, a Director of the Company from 1989 through 2008, is currently a strategic advisor to the Company and Chairman of Baldwin Japan Limited, a wholly-owned subsidiary of the Company. Mr. Hara, as strategic advisor, receives compensation of approximately $40 per year through September 30, 2010. In addition, Mr. Hara is also eligible to receive benefits under a non-qualified supplemental executive retirement plan, which expires in 2015 or upon his death whichever occurs later. The estimated annual benefit payable to him under this supplemental plan is approximately $136.

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Warranty Costs:

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

Warranty Amount
(In thousands)

Warranty reserve at June 30, 2007	$4,820
Additional warranty expense accruals	4,343
Payments against reserve	(6,220)
Acquired Oxy-Dry accrual	1,689
Effects of currency rate fluctuations	789

Warranty reserve at June 30, 2008	$5,421
Additional warranty expense accruals	2,708
Payments against reserve	(4,817)
Effects of currency rate fluctuations	(686)

Warranty reserve at June 30, 2009	$2,626

Note 20 —	Legal Proceedings:

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

On May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of the Company, filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $46,000,000 at the prevailing exchange rate) as a result of the patent infringement described in the preceding paragraph. The Dusseldorf Court suspended proceedings in the damages claim until such time as a decision is reached by the German Supreme Court in Karlsruhe on the appeal of the DHRC decision. The Supreme Court has not yet ruled on the non-admittance action, which is expected to occur some time in 2010. No amounts have been recorded in the Company’s Consolidated Financial Statements with regard to the potential contingent gain from the damages claim. The parties have reached a settlement as of September 24, 2009 (See Note 21 — Subsequent Events).

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21: —	Subsequent Events:

The Company evaluated its June 30, 2009 financial statements for subsequent events through September 28, 2009, the date the financial statements were available to be issued. Other than the agreements noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements. On July 31, 2009, the Company entered into an amendment to its Credit Agreement with Bank of America as more specifically set forth in Note 9.

As a result of signing the amendment, the Company has classified the appropriate portion of its indebtedness as a long-term liability on the consolidated balance sheet as of June 30, 2009.

On September 24, 2009 the Company and technotrans agreed to an out-of-court settlement to terminate the proceedings that have been continuing for a number of years in connection with the infringement of a Baldwin patent (See Note 20 — Legal Proceedings). Under the agreement, technotrans is to pay an amount of Euro 6.5 million (approximately $9.6 million) in compensation to Baldwin. In return, Baldwin undertakes to declare the proceedings before the Dusseldorf district court in respect of the amount as settled.

Note 22 —	Additional Balance Sheet Detail

	As of June 30,	As of June 30,
	2009	2008
	(In thousands)

Other Accounts Payable and Accrued Liabilities
Warranty (see Note 19 — Warranty Costs)	$2,626	$5,421
Commissions	405	1,197
Restructuring reserve (see Note 14 — Restructuring)	2,258	562
Integration reserve (see Note 15 — Acquisitions)	—	319
Installation reserve	472	832
Other	5,207	6,769

	$10,968	$15,100

	As of June 30,	As of June 30,
	2009	2008
	(In thousands)

Other Long-Term Liabilities
Non-current income tax liabilities	$2,971	$2,951
Supplemental Compensation (see Note 13)	7,320	6,710
Phantom Equity	822	1,290
Other	669	1,008

	$11,782	$11,959

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 —	Quarterly Financial Data (unaudited):

Summarized unaudited quarterly financial data for the fiscal years ended June 30, 2009 and 2008 are as follows (in thousands, except per share data):

	Quarter
Fiscal Year Ended June 30, 2009	First	Second	Third	Fourth

Net sales	$55,937	$46,259	$36,087	$38,289
Cost of goods sold	38,602	31,886	25,816	26,839
Inventory reserve adjustment(1)	—	—	4,250	—

Gross profit	17,335	14,373	6,021	11,450
Operating expenses(5)	14,844	13,053	12,099	11,202
Restructuring(2)	—	681	4,066	—
Impairment of goodwill(3)	—	—	5,658	—
Interest expense, net	687	545	428	608
Other (income) expense, net	(403)	(846)	311	70

Income before income taxes	2,207	940	(16,541)	(430)
Provision (benefit) for income taxes	997	477	(3,094)	(393)

Net income	$1,210	$463	$(13,447)	$(37)

Net income per share:
Net income per share — basic	$0.08	$0.03	$(0.88)	$0.00
Net income per share — diluted**	$0.08	$0.03	$(0.88)	$0.00

Weighted average shares outstanding:
Basic	15,282	15,332	15,344	15,360

Diluted	15,461	15,408	15,344	15,3360

BALDWIN TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter
Fiscal Year Ended June 30, 2008*	First	Second	Third	Fourth

Net sales	$53,929	$57,931	$59,200	$65,270
Cost of goods sold	36,629	39,963	40,611	44,296

Gross profit	17,300	17,968	18,589	20,974
Operating expenses	14,094	15,536	15,910	17,305
Restructuring(2)	—	960	—	—
Interest expense, net	702	725	821	696
Other (income) expense, net	72	(27)	(17)	(299)

Income before income taxes	2,432	774	1,875	3,272
Provision (benefit) for income taxes(4)	1,358	510	(185)	179

Net income	$1,074	$264	$2,060	$3,093

Net income per share:
Net income per share — basic	$0.07	$0.02	$0.13	$0.20
Net income per share — diluted**	$0.07	$0.02	$0.13	$0.20

Weighted average shares outstanding:
Basic	15,435	15,486	15,496	15,356

Diluted	15,872	15,866	15,671	15,510

*	See Note 7 — Amounts have been retrospectively adjusted to reflect a change in inventory valuation methodology from LIFO to FIFO for certain domestic inventory

**	net income per share in each quarter is computed using the weight-average number of shares outstanding during the quarter while net income per share for the full fiscal year is computed using the weighted average number of shares outstanding during the fiscal year. Thus, the sum of the four quarter’s net income per share does not equal the full fiscal year.

(1)	Third quarter reflects write-down of U.S. inventory

(2)	See Note 14 regarding details of restructuring expense

(3)	Third quarter reflects a goodwill impairment charge related to the Company’s Japan reporting unit

(4)	Third and Fourth quarters reflect reversal of a portion of the U.S. Valuation Allowance ($1,225 in Q3 and $415 in Q4). See Note 10.

(5)	Operating expenses include $465 accounts receivable reserve for a customer bankruptcy in third quarter and $240 additional allowance for doubtful accounts in fourth quarter

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

(a)	Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. During this evaluation, management identified material weaknesses in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) related to an ineffective control environment in the Company’s operations in Lenexa, Kansas, as more fully described below. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Company’s disclosure controls and procedures were not effective as a result of these material weaknesses.

(b)	Management’s report on internal control over financial reporting (as restated)

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting. During this evaluation, management identified material weaknesses in the Company’s internal control over financial reporting, as described below. Management has concluded that as a result of these material weaknesses, as of June 30, 2009, the Company’s internal control over financial reporting was not effective.

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected

Subsequent to the Company’s publication of its earnings for the year ended June 30, 2009 on August 20, 2009, the Company discovered that certain shipments made by its Lenexa, Kansas facility prior to June 30, 2009 did not conform to its internal control policies and procedures. Certain shipments had been made that were not supported by properly documented orders from customers; certain shipments to third party locations were not supported by contemporaneous authorization from customers; and the timing of revenues recorded did not conform to the terms of the purchase orders for certain shipments.

An investigation commissioned by the Audit Committee of the Board of Directors determined that as a result of these violations, the Company’s internal controls require remedial actions, and the unaudited financial statements included in the Company’s August 20, 2009 Earnings Release required adjustment. Adjustments have been recorded in the Company’s accounting records to reverse the amounts related to improperly recorded revenues, the majority of which will be recorded during the first quarter of fiscal year 2010, and to consider the effect on collectibility of certain accounts receivable. The table below sets forth a summary and reconciliation of the amounts reported in the Earnings Release and the adjusted amounts reported in the financial statements in this report on Form 10-K:

Amounts in $thousands,	Results Reported		Adjusted
except per share amounts	in Press Release	Adjustments	Results

Net Sales	177,826	(1,254)	176,572
Cost of goods sold	124,098	(955)	123,143
Inventory reserve adjustment	4,250		4,250

Gross Profit	49,478	(299)	49,179
Operating Expenses, Excluding Restructuring and Impairment Expense	50,958	240	51,198
Restructuring	4,747		4,747
Impairment	5,658		5,658

Operating Expenses, Total	61,363	240	61,603

Operating loss	(11,885)	(539)	(12,424)

Other (income) expense:
Interest expense, net	2,268		2,268
Other (income) expense, net	(868)		(868)

Loss before income taxes	(13,285)	(539)	(13,824)
Benefit from income taxes	(1,888)	(125)	(2,013)

Net loss	(11,397)	(414)	(11,811)

Loss per share — basic	$(0.74)		$(0.77)
Loss per share — diluted	$(0.74)		$(0.77)

As a result of these violations of Company policy and circumvention of internal controls, the Company is terminating two members of the executive management of the Lenexa, Kansas operation and has arranged for experienced, qualified executives to assume the responsibilities of general manager and controller at that location. The Company will also recruit an internal auditor to regularly review the observance of the Company’s policies and procedures globally.

Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008, due to insufficient staffing of accounting personnel commensurate with the Company’s global financial reporting requirements and the complexity of the Company’s operations and transactions. The Company had remediated that material weakness by performing a comprehensive review of its accounting resources and, as a result, hired experienced, skilled finance executives and increased the level of review and analysis of complex judgmental accounting matters.

(c)	Changes in internal control over financial reporting — Remediation Plan

As discussed above, the Company is terminating two members of the executive management of its Lenexa, Kansas operation and is engaging experienced, qualified executives to assume the responsibilities of general manager and controller for that location. The Company will also recruit an internal auditor to regularly review the observance of the Company’s policies, procedures and internal controls globally. Management will also provide additional training in the Company’s ethics and whistleblower policies, as well as the Company’s operating policies and procedures and internal controls, primarily in the areas related to revenue.

Management believes that the efforts described above, when fully implemented, will be effective in remediation of the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting, as described above.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, 13, 14

Information required under these items is contained in the Company’s 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year-end; accordingly, this information is therefore incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

(a)(2) The following is a list of financial statement schedules filed as part of this Report:

Page

Schedule II — Valuation and Qualifying Accounts	77

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) The following is a list of all exhibits filed as part of this Report:

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 4, 1986. Filed as Exhibit 3.1 to the Company’s registration statement (No. 33-10028) on Form S-1 and incorporated herein by reference.
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1988. Filed as Exhibit 3.2 to the Company’s Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.
3.3	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 20, 1990. Filed as Exhibit 3.3 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

3.4		By-Laws of the Company as amended on November 13, 2007. Filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated November 19, 2007 and incorporated herein by reference.
10	.1*	Baldwin Technology Company, Inc. 1996 Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1996 Proxy Statement dated October 16, 1996 and incorporated herein by reference.
10	.2*	Baldwin Technology Company, Inc. 1998 Non-Employee Directors’ Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1998 Proxy Statement dated October 15, 1998 and incorporated herein by reference.
10	.3*	Baldwin Technology Company, Inc. 2005 Equity Compensation Plan as amended August 2008. Filed as Exhibit A to the Company’s 2008 Proxy Statement dated October 10, 2008 and incorporated herein by reference.
10	.4*	Form of Restricted Stock Award Agreement. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.
10	.5*	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.
10	.6*	Form of Grant Certificate for stock options granted to individuals under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.8 to the Company’s Report on Form 10-K dated September 28, 2007 and incorporated herein by reference.
10	.7*	Form of Performance Share Award Agreement granted to individuals under the Company’s 2005 Equity Compensation Plan, as amended (filed herewith).
10	.8*	Baldwin Technology Company Inc. 2007 Management Incentive Compensation Plan. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 17, 2006 and incorporated herein by reference.
10	.9*	Baldwin Technology Company, Inc. 2008 Management Incentive Compensation Plan. Filed as Exhibit 10.10 to the Company’s Report on Form 10-K dated September 28, 2007 and incorporated herein by reference.
10	.10*	Baldwin Technology Company, Inc. 2009 Management Incentive Compensation Plan. Filed as Exhibit 10.11 to the Company’s Report on Form 10-K dated September 29, 2008 and incorporated herein by reference.
10	.11*	Baldwin Technology Company, Inc. 2010 Management Incentive Compensation Plan (filed herewith).
10.12		Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.
10	.13*	Employment Agreement dated June 19, 2007 and effective as of June 30, 2007 between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated July 6, 2007 and incorporated herein by reference.
10	.14*	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.28 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.
10	.15*	Employment Agreement dated June 19, 2007 and effective as of June 30, 2007 between Baldwin Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated July 6, 2007 and incorporated herein by reference.
10	.16*	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.29 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.
10	.17*	Employment Agreement dated February 22, 2007 and effective as of March 8, 2007 between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.01 to the Company’s Report on Form 8-K dated March 12, 2007 and incorporated herein by reference.
10	.18*	Employment Agreement dated December 19, 2008, amending and restating an earlier agreement dated February 22, 2007, between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.26 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.

10	.19*	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.30 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.
10	.20*	Employment Agreement dated and effective September 1, 2004 between Baldwin Technology Company, Inc. and Shaun J. Kilfoyle. Filed as Exhibit 10.68 to the Company’s Report on Form 10-K dated September 28, 2004 and incorporated herein by reference.
10	.21*	Employment Agreement dated December 19, 2008 between Baldwin Technology Company, Inc. and Shaun J. Kilfoyle. Filed as Exhibit 10.27 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.
10	.22*	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and Shaun J. Kilfoyle. Filed as Exhibit 10.31 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.
10	.23*	Baldwin Technology Profit Sharing and Savings Plan as amended. Filed as Exhibit 10.53 to the Company’s Report on Form 10-K dated October 13, 2003 and incorporated herein by reference.
10	.24*	Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.66 to the Company’s Report on Form 10-Q dated February 13, 2004 and incorporated herein by reference.
10	.25*	Amendment to Strategic Advisory Services Agreement dated as of September 25, 2008 between Baldwin Technology Company, Inc. and Akira Hara (filed herewith).
10	.26*	Retirement Allowance Plan for Representative Directors and Directors of Baldwin-Japan Ltd. Filed as Exhibit 10.75 to the Company’s Report on Form 10-Q dated February 10, 2006 and incorporated herein by reference.
10.27		Credit Agreement dated as of November 21, 2006 by and among Baldwin Technology Company, Inc., Mainsee 431. VV GmbH (to be renamed Baldwin Germany Holding GmbH), Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH as Borrowers, the various lenders party thereto as Lenders and LaSalle Bank National Association as Administrative Agent and Arranger. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated November 28, 2006 and incorporated herein by reference.
10.28		Amended and Restated Stock Purchase Agreement by and among Baldwin Technology Company, Inc. and the Stockholders of MTC Trading Company dated November 17, 2006. Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated November 28, 2006 and incorporated herein by reference.
10.29		Line of Credit Contract in the amount of EUR 5,000,000.00 (five million euro) between Baden-Württembergische Bank (as Lender) and Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH as joint Borrowers, dated April 18, 2007. Translation filed as Exhibit 10.23 to the Company’s Report on Form 10-K dated as of September 28, 2007 and incorporated herein by reference.
10.30		Waiver, Consent and Amendment No. 3 to Credit Agreement by and among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH as Borrowers, various lenders party thereto as Lenders, and LaSalle Bank National Association as Administrative Agent and Lender, dated and effective as of January 3, 2008. Filed as Exhibit 10.24 to the Company’s Report on Form 10-Q dated February 14, 2008 and incorporated herein by reference.
10.31		Modification and Limited Waiver Agreement dated as of March 31, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A. as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.33 to the Company’s Report on Form 8-K dated April 6, 2009 and incorporated herein by reference.
10.32		Amended and Restated Modification and Limited Waiver Agreement dated as of May 15, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties thereto, Bank of America, N.A. as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.34 to the Company’s Report on Form 10-Q dated May 15, 2008 and incorporated herein by reference.

10.33		Waiver and Amendment No. 5 to Credit Agreement dated as of July 31, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A. as a Lender and as Administrative Agent and the other Lenders party thereto (filed herewith).
10	.34*	Employment Agreement effective July 1, 2009 between Baldwin Germany GmbH and Dr. Steffen Weisser (filed herewith).
10	.35*	Employment Agreement effective July 1, 2009 between Baldwin Jimek AB and Peter Hultberg (filed herewith).
18	.	Preferability Letter dated September 28, 2009 from Grant Thornton LLP, the Company’s registered independent accounting firm (filed herewith).
21	.	List of Subsidiaries of Registrant (filed herewith).
23	.	Consent of Grant Thornton LLP (filed herewith).
31.01		Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.02		Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.01		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.02		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
(Registrant)

By:	/s/ KARL S. PUEHRINGER
Karl S. Puehringer
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD A. NATHE Gerald A. Nathe	Chairman of the Board	September 28, 2009

/s/ KARL S. PUEHRINGER Karl S. Puehringer	President, Chief Executive Officer and a Director (Principal Executive Officer)	September 28, 2009

/s/ JOHN P. JORDAN John P. Jordan	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 28, 2009

/s/ LEON RICHARDS Leon Richards	Controller (Principal Accounting Officer)	September 28, 2009

/s/ MARK T. BECKER Mark T. Becker	Director	September 28, 2009

/s/ ROLF BERGSTROM Rolf Bergstrom	Director	September 28, 2009

/s/ SAMUEL B. FORTENBAUGH III Samuel B. Fortenbaugh III	Director	September 28, 2009

/s/ JUDITH A. MULHOLLAND Judith A. Mulholland	Director	September 28, 2009

/s/ RONALD B. SALVAGIO Ronald B. Salvagio	Director	September 28, 2009

/s/ CLAES WARNANDER Claes Warnander	Director	September 28, 2009

SCHEDULE II

BALDWIN TECHNOLOGY COMPANY, INC

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to				Balance
	Beginning	Costs and			Acquired	at End of
	of Fiscal Year	Expenses	Deduction		Balances	Fiscal Year
	(In thousands)

Fiscal year ended June 30, 2009
Allowance for doubtful accounts (deducted from accounts receivable)	$1,180	$857	$339		$—	$1,698
Fiscal year ended June 30, 2008
Allowance for doubtful accounts (deducted from accounts receivable)	$1,876	$257	$953	(1)	$—	$1,180
Fiscal year ended June 30, 2007
Allowance for doubtful accounts (deducted from accounts receivable)	$1,452	$309	$355		$470	$1,876

(1)	The reduction in allowance for doubtful accounts primarily reflects a write-off of previously identified and specifically reserved accounts receivable for a U.S. subsidiary.