Form 10-Q
period 2009-09-30
BALDWIN TECHNOLOGY CO INC
filed 2009-11-16
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Class A Common Stock
($0.01 par value)	14,297,001
Class B Common Stock
($0.01 par value)	1,092,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	September 30,	June 30,
	2009	2009
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,733	$13,806
Accounts receivable trade, net of allowance for doubtful accounts of $1,646 ($1,698 at June 30, 2009)	26,053	25,528
Notes receivable, trade	3,926	4,126
Inventories	23,473	22,765
Deferred taxes, net	3,029	2,951
Legal settlement receivable	9,560	—
Prepaid expenses and other	6,948	6,494

Total current assets	84,722	75,670

MARKETABLE SECURITIES:
(Cost $748 at September 30, 2009 and $690 at June 30, 2009)	543	523

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,258	1,134
Machinery and equipment	7,585	6,913
Furniture and fixtures	4,864	4,675
Capital leases	147	139

	13,854	12,861
Less: Accumulated depreciation	(8,196)	(7,269)

Net property, plant and equipment	5,658	5,592

INTANGIBLES, less accumulated amortization of $9,787 ($9,397 at June 30, 2009)	11,176	11,210
GOODWILL, less accumulated amortization of $1,532 ($1,462 at June 30, 2009)	20,920	20,708
DEFERRED TAXES, NET	6,612	6,543
OTHER ASSETS	7,544	7,759

TOTAL ASSETS	$137,175	$128,005

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2009	June 30, 2009
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$4,456	$4,153
Current portion of long-term debt	9,927	3,534
Accounts payable, trade	15,785	14,896
Notes payable, trade	6,483	6,917
Accrued salaries, commissions, bonus and profit-sharing	4,080	4,512
Customer deposits	3,148	1,991
Accrued and withheld taxes	1,188	1,277
Income taxes payable	2,052	40
Other accounts payable and accrued liabilities	9,633	10,968

Total current liabilities	56,752	48,288

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	13,563	20,300
Other long-term liabilities	11,887	11,782

Total long-term liabilities	25,450	32,082

Total liabilities	82,202	80,370

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,287,668 shares issued at September 30, 2009 and 14,233,244 at June 30, 2009	143	143
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at September 30, 2009 and 1,142,555 shares at June 30, 2009	11	11
Capital contributed in excess of par value	47,557	47,308
Accumulated earnings (deficit)	2,040	(1,858)
Accumulated other comprehensive income	5,222	2,031

Total shareholders’ equity	54,973	47,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,175	$128,005

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the three months
	ended September 30,
	2009	2008
Net Sales	$36,174	$55,937
Cost of goods sold	25,754	38,602

Gross Profit	10,420	17,335

Operating Expenses:
General and administrative	5,635	5,895
Selling	3,324	4,262
Engineering and development	3,071	4,687

Total operating expenses	12,030	14,844
Legal settlement gain	9,266	—

Operating income	7,656	2,491

Other (income) expense:
Interest, net	1,715	687
Other (income) expense, net	176	(403)

	1,891	284

Income before income taxes	5,765	2,207

Provision for income taxes	1,867	997

Net income	$3,898	$1,210

Net income per share — basic and diluted
Income per share — basic	$0.25	$0.08
Income per share — diluted	$0.25	$0.08

Weighted average shares outstanding:
Basic	15,380	15,282

Diluted	15,427	15,461

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital	Accumu-	Accumulated	Comprehensive Income
	Class A		Class B		Contributed	lated	Other	(Loss) for the Three Months
	Common Stock		Common Stock		in Excess	Earnings/	Comprehensive	Ended September 30,
	Shares	Amount	Shares	Amount	of Par	(Deficit)	Income (Loss)	2009	2008
Balance at June 30, 2009	14,233,244	$143	1,142,555	$11	$47,308	$(1,858)	$2,031

Net income for the three months ended September 30, 2009						3,898		$3,898	$1210

Translation adjustment							3,042	3,042	(2,605)

Pension and other, net of tax							172	172	(86)

Unrealized (loss) on available-for-sale securities, net of tax							(23)	(23)	(72)

Amortization stock based compensation					249

Comprehensive income (loss)								$7,089	$(1,553)

Shares converted Class B to Class A	50,000		(50,000)

Shares issued under stock option plan	4,424

Balance at September 30, 2009	14,287,668	$143	1,092,555	$11	$47,557	$2,040	$5,222

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,898	$1,210
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation and amortization	659	672
Accrued retirement pay	(157)	30
Legal settlement gain	(9,266)	—
Deferred financing charge	1,183	—
Provision for losses on accounts receivable	190	50
Stock compensation costs	249	314
Deferred taxes	115	(24)
Changes in assets and liabilities:
Accounts and notes receivable, trade	905	(862)
Inventories	393	1,063
Prepaid expenses and other	7	294
Other assets	109	121
Customer deposits	1,017	1,035
Accrued compensation	(724)	(2,211)
Payments of restructuring charges	(1,009)	(562)
Payment of integration costs	—	(45)
Accounts and notes payable, trade	86	(2,287)
Income taxes payable	1,896	(176)
Accrued and withheld taxes	(89)	—
Other accounts payable and accrued liabilities	(682)	(715)

Net cash (used for) operating activities	(1,220)	(2,093)

Cash flows from investing activities:
Additions of property, plant and equipment	(121)	(318)
Additions of patents and trademarks	(52)	(310)

Net cash (used for) investing activities	(173)	(628)

Cash flows from financing activities:
Long-term and short-term debt borrowings	—	11,150
Long-term and short-term debt repayments	(863)	(7,242)
Principal payments under capital lease obligations	(37)	(37)
Payment of debt financing costs	(565)	—
Other long-term liabilities	30	67

Net cash (used for) provided by financing activities	(1,435)	3,938

Effects of exchange rate changes	755	(422)

Net increase (decrease) in cash and cash equivalents	(2,073)	795
Cash and cash equivalents at beginning of period	13,806	9,333

Cash and cash equivalents at end of period	$11,733	$10,128

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the three months
	ended September 30,
	2009	2008
Cash paid during the period for:
Interest	$402	$497
Income taxes	$51	$753
The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)
Note 1 — Organization and Basis of Presentation:
     Baldwin Technology Company, Inc. and its subsidiaries (“Baldwin” or the “Company”) are engaged primarily in the development, manufacture and sale of press automation equipment and related parts and consumables for the printing industry.
     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary to present fairly the financial position and the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
     The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire fiscal year ending June 30, 2010.
Note 2 — Recently Issued Accounting Standards:
     In October 2009, the FASB issued ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. The Company is required to adopt Update No. 2009-13 as of July 1, 2010 and is in the process of determining the impact that the adoption of Update No. 2009-13 will have on our future results of operations and financial position.
     In July 2009, the Company adopted “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification™ (“Codification” or “ASC”) is the sole source of authoritative GAAP recognized by the FASB for nongovernment entities. Rules and interpretive releases issued by the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption did not have a material effect on the Consolidated Financial Statements.

Note 3 — Long Term Debt:

	(in thousands)
	September 30, 2009		June 30, 2009
	Current	Long-Term	Current	Long-Term
Revolving Credit Facility due November 21, 2011, interest rate one-month prime rate 0.25% plus 4.5%	$—	$12,100	$—	$12,100
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.41% plus 4.5%	—	1,463	—	1,403
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments, interest rate one-month LIBOR rate 0.41% plus 4.5% (a)	9,927	—	3,534	6,797

	$9,927	$13,563	$3,534	$20,300

(a)	Term loan is classified current as of September 30, 2009. The Company’s Credit Agreement dated July 31, 2009 requires the net proceeds, (cash received less applicable expenses and taxes) related to the settlement of the patent infringement lawsuit to be used to repay a portion of the Company’s term loan obligation. A payment of $7.7 million was made on October 15, 2009.
     The Company’s primary source of external financing is the Company’s credit agreement and its amendments (“the Credit Agreement”) with Bank of America (“BofA”). On July 31, 2009, the Company concluded an amendment to its credit agreement with BofA. The amendment reduces the total permanent loan commitment under the revolving line of credit from $35 million to $25 million, establishes interest and certain fee margins and covenant targets and modifies certain other provisions of the Credit Agreement through November 21, 2011, the original termination date of the Credit Agreement. Interest rates depend on which borrowing option the Company exercises under the Credit Agreement. Borrowings under the Credit Agreement in the U.S. are secured by substantially all domestic assets and in Europe by a pledge of subsidiary stock and assets. The Company was is compliance with covenant targets at September 30, 2009.
     The Company incurred cash costs of approximately $1,224 associated with the July 31, 2009 amendment. Certain of these costs, together with certain legacy deferred financing costs, are required to be charged to expense, and the Company recorded a charge of approximately $1,183 during the first quarter of fiscal year 2010. The balance of these costs, together with legacy deferred financing costs, totaling approximately $1,279, will be amortized over the remaining term of the amended agreement.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long-term credit facilities to the Company totaling $41,611 provided that the aggregate of U.S. and European revolving loans plus $7,900 not exceed $25,000. As of September 30, 2009, the Company had $29,046 outstanding (including Letters of Credit). The amount available under these credit facilities at September 30, 2009 is $4,665.
Note 4 — Net income per share:
     Basic net income per share includes no dilution and is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three months ended September 30, 2009 and 2008, the weighted average shares outstanding used to compute diluted net income per share includes potentially dilutive securities of 47,000 and 179,000 shares, respectively. Outstanding options to purchase 860,000 and 584,000 shares, respectively, of the Company’s common stock for the three months ended September 30, 2009 and 2008, respectively, are not included in the calculation of diluted net income per share, as their exercise prices exceeded their current market value at September 30, 2009 and 2008, respectively, and therefore their effect would be anti-dilutive.

Note 5 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	(in thousands)
	September 30, 2009	June 30, 2009
Cumulative translation adjustments	$6,051	$3,009
Unrealized (loss) on investments, net of tax benefit of $86 (benefit of $70 at June 30, 2009)	(119)	(96)
Pension and other, net of tax benefit of $517 (benefit of $577 at June 30, 2009)	(710)	(882)

	$5,222	$2,031

Note 6 — Inventories:
     Inventories consist of the following:

	(in thousands)
	September 30, 2009	June 30, 2009
Raw materials	$12,065	$10,295
In process	3,623	3,607
Finished goods	7,785	8,863

	$23,473	$22,765

     Foreign currency translation effects increased inventories by $1,101 from June 30, 2009 to September 30, 2009.
Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the three months ended September 30, 2009 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of July 1, 2009	$22,170	$1,462	$20,708
Effects of currency translation	282	70	212

Balance as of September 30, 2009	$22,452	$1,532	$20,920

     Intangible assets subject to amortization were comprised of the following:

		As of September 30, 2009		As of June 30, 2009
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period (Years)	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and Trademarks	15-20	$11,109	$6,718	$10,998	$6,830
Customer relationships	2-13	650	169	644	114
Tradename	30	1,558	146	1,508	92
Existing product technology	15	5,355	987	5,167	612
Non-compete/solicitation agreements	5	96	52	95	34
Other	5-30	2,195	1,715	2,195	1,715

Total		$20,963	$9,787	$20,607	$9,397

     Amortization expense associated with these intangible assets was $321 and $293, respectively, for the three months ended September 30, 2009 and 2008.
Note 8 — Pension and other post-retirement benefits:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three months ended September 30, 2009 and 2008:

	(in thousands)
	Pension Benefits
	For the three months
	Ended September 30,
	2009	2008
Service cost	$100	$99
Interest cost	84	56
Expected return on plan assets	(4)	(5)
Amortization of net actuarial gain	(3)	(2)

Net periodic benefit cost	$177	$148

     During the three months ended September 30, 2009 and 2008, respectively, the Company made no contributions to the plans.
Note 9 — Customers:
     During the three months ended September 30, 2009, each of two customers accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) and manroland accounted for approximately 13% and 11%, respectively, of the Company’s net sales for the three months ended September 30, 2009. During the three months ended September 30, 2008, one customer, KBA, accounted for 19% of the Company’s net sales.
Note 10 — Warranty Costs:
     The Company’s standard contractual warranty provisions are to repair or replace, at the Company’s option, product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on actual historical experience. Hence, the Company accrues estimated warranty costs reported in other accounts payable and accrued liabilities, at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separate from the percent of revenue discussed above.

	(in thousands)
	Warranty Amount
	2009	2008
Warranty reserve at June 30	$2,626	$5,421
Additional warranty expense accruals	644	684
Payments against reserve	(545)	(1,256)
Effects of currency rate fluctuations	(11)	(511)

Warranty reserve at September 30	$2,714	$4,338

Note 11 — Stock Based Compensation:
     Total share-based compensation for the three months ended September 30, 2009 and 2008 are summarized in the following table:

	(in thousands)
	For the three months
	ended September 30,
	2009	2008
Share based compensation
Stock options	$54	$86
Restricted stock	195	228

Total share-based compensation	$249	$314

     In addition, the Company issued an aggregate of 50,000 restricted stock units on its Class A shares under the 2005 Equity Compensation Plan during the quarter ended September 30, 2009, with a grant date fair value of $64 and three year vesting period.
Note 12 — Restructuring:
     October FY 2009 Plan:
     On October 29, 2008, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in its operations in Germany. Actions under the plan commenced during October 2008 and were substantially complete by December 31, 2008. No non-cash charges are contemplated in connection with the plan. Payments made under the plan were completed at September 30, 2009.

	(in thousands)
		Payments	Balance	Payments	Balance at
	Initial	against	June 30,	against	September 30,
	Reserve	Reserve	2009	Reserve	2009
Restructuring costs:
Employee termination costs	$681	$(586)	$95	$(95)	$—

Total restructuring costs	$681	$(586)	$95	$(95)	$—

     Quarter 3 FY 2009 Plans:
     In January and March 2009, the Company committed to the principal features of plans to restructure some of its existing operations. These plans included the consolidation of production facilities in Germany, as well as employment reductions in Germany, Sweden, Italy and the U.S. The actions were taken in response to sustained weak market conditions. Actions under the plan commenced during the Company’s third quarter of Fiscal 2009; and the Company substantially completed the actions by June 30, 2009. Nearly all the costs associated with the plans are cash costs, payment of which will continue through the third quarter of Fiscal 2010.

	(in thousands)
		Payments	Balance at	Payments	Balance at
	Initial	against	June 30,	against	September 30,
	Reserve	Reserve	2009	Reserve	2009
Restructuring costs:
Employee termination costs	$3,836	$(1,802)	$2,034	$(914)	$1,120
Other	$230	$(101)	$129	$—	$129

Total restructuring costs	$4,066	$(1,903)	$2,163	$(914)	$1,249

Note 13 — Legal Proceedings:
     On November 14, 2002, the Dusseldorf Higher Regional Court (“DHRC”) announced its judgment in favor of Baldwin in a patent infringement dispute against its competitor, technotrans AG (“Technotrans”). Technotrans filed a request to appeal the DHRC ruling with the German Federal Supreme Court. Technotrans also filed to revoke the Company’s patent with the Federal Patent Court in Munich, Germany. On July 21, 2004, the German Federal Patent Court upheld the validity of Baldwin’s patent. Technotrans appealed that judgment to the German Federal Supreme Court. On April 22, 2009 the German Federal Supreme Court rendered a final decision, upholding Baldwin’s patent.
     On May 18, 2005, Baldwin Germany GmbH of Augsburg, Germany, a subsidiary of the Company, filed suit in the Regional Court of Dusseldorf, Germany against Technotrans, claiming damages of 32,672,592 Euro (approximately $46,000,000 at the prevailing exchange rate) as a result of the patent infringement described above. The Dusseldorf Court suspended proceedings in the damages claim until a decision was reached by the German Federal Supreme Court on the appeal of the DHRC decision.
     On September 24, 2009 the Company and Technotrans agreed to an out-of-court settlement which effectively terminated all of the above proceedings. Under the agreement, Technotrans paid on October 12, 2009 Euro 6.5 million (approximately $9.6 million) in compensation to Baldwin and Baldwin has declared the proceedings before the Dusseldorf district court settled.
Note 14 — Income Taxes:
     The Company’s effective tax rate is impacted by having significant operations outside the United States, which are taxed at rates different than the U.S. statutory rate. In addition, the tax rate is impacted by (i) foreign income tax at rates different than the U.S. statutory rate, (ii) no tax benefit recognized for losses incurred in certain countries as realization of such benefits is not more likely than not, and (iii) impact of foreign and domestic permanent items.

Note 15 — Fair Value Measurements:
     ASC Topic 820, Fair Value Measurements and Disclosures, requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs consists of market data obtained from independent sources while unobservable inputs reflect the Company’s own market assumptions. These inputs create the following fair value hierarchy:
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
     At September 30, 2009, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provision and valued as Level 1 are comprised or Marketable Securities. At September 30, 2009, the Company did not have any assets or liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.
     There has been no change in the Company’s valuation technique during the quarter ended September 30, 2009.
Note 16 — Subsequent Event:
     The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 16, 2009. Other than the item noted below no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.
     On October 12, 2009 the Company received approximately euro 6.5 million (U.S. $9.6) million in settlement of a long standing lawsuit with a competitor. On October 15, 2009, in accordance with its amended credit agreement, the Company used the net proceeds of approximately $7.7 million to repay a portion of the Term Loan.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)
     The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.

Forward-looking Statements
     Except for the historical information contained herein, certain statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability of the Company to comply with requirements of credit agreements; the availability of funding under said agreements; the ability of the Company to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions, either in the U.S. or foreign countries, (iii) the ability of the Company to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company’s cleaning systems and other products, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the Company’s mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in this Annual Report and Form 10-K for the fiscal year ended June 30, 2009, which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes during the three months ended September 30, 2009.
Overview
     Baldwin Technology Company, Inc. is a leading global supplier of press automation equipment and related parts and consumables for the printing and publishing industries. Baldwin offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, CT, the Company has sales and service centers and product development and production facilities in the Americas, Asia and Europe. Baldwin’s technology and products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems and drying systems.
     The Company manages its business as one reportable business segment built around its core competency in accessories and controls.
     The market for printing equipment continues to face significant challenges. The Company’s largest customers (major OEM press manufacturers) continue to report weakness in orders and sales, particularly for commercial presses. These events have translated into a lower level of business activity for the Company and have been reflected in lower order intake and reduced shipment levels of the Company’s equipment. As a result of the slowing global economy, the Company has implemented cost reduction and restructuring programs designed to mitigate the impact of the continuing weak market for printing equipment.

Highlights for Quarter Ended September 30, 2009
•	Revenues, excluding currency effects, declined 35%, versus the year ago comparable period.

•	Backlog of $37,775 at September 30, 2009 decreased 5% versus June 30, 2009.

•	Order intake was down 43% versus the comparable year ago period.

•	In July 2009, the Company successfully concluded an amendment to its credit agreement with its lenders covering the period through November 21, 2011.

•	The Company agreed to an out of court settlement related to a patent infringement case and recorded a gain of $9,266 in the quarter ended September 30, 2009. Cash proceeds of $9,560 were received in October 2009 and used $7,700 to repay a portion of the Company’s long term debt obligation.
     See discussion below related to consolidated results of operations, liquidity and capital resources.
Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008
Consolidated Results
Net Sales
     Net sales for the three months ended September 30, 2009 decreased by $19,763 or 35%, to $36,174 from $55,937 for the three months ended September 30, 2008. Currency rate fluctuations attributable to the Company’s overseas operations decreased net sales by $457 in the current period.
     The net sales decrease reflects decreased sales in Europe of $12,231, including $1,463 of unfavorable effects from exchange rate fluctuations. Reduced order and sales activity by OEM press manufacturers, primarily in Germany, for new printing equipment, and lower level demand from end user customers primarily account for the decline in sales in the commercial market. In the newspaper market the prior year quarter included major project shipments to newspaper customers which were not repeated during the quarter ended September 30, 2009.
     In Asia, particularly Japan, net sales decreased approximately $4,708, net of $1,006 of favorable effects from exchange rate fluctuations. The decrease reflects the impact of the slowing Asian economies in the commercial and newspaper markets for the Company’s cleaning equipment.
     Net Sales in the Americas decreased $2,734, primarily reflecting lower demand in the U.S. market for cleaning systems.
Gross Profit
     Gross profit for the three months ended September 30, 2009 was $10,420 (28.8% of net sales) as compared to $17,335 (31.0% of net sales) for the three months ended September 30, 2008. Currency rate fluctuations decreased gross profit by $286. The decline in gross margin primarily relates to the lower sales volume noted above, coupled with increased quality costs and customer price concessions.

Selling, General, and Administrative Expenses
     Selling, general and administrative expenses amounted to $8,959 for the three months ended September 30, 2009 as compared to $10,157 for the same period in the prior fiscal year, a decrease of $1,198. Currency rate fluctuations decreased these expenses by $98 in the current period. The decrease reflects the benefit from the restructuring and cost savings measures implemented during fiscal year 2009.
Engineering and Development Expenses
     Engineering and development expenses decreased by $1,616 over the same period in the prior fiscal year. Currency rate fluctuations decreased these expenses by $49. The decrease reflects the benefit from the restructuring and cost savings measures implemented during fiscal year 2009. As a percentage of net sales, engineering and development remained at approximately 8.5% of sales for the three months ended September 30, 2009 and 2008.
Legal Settlement
     During the quarter ended September 30, 2009, the Company recorded a gain on the settlement of a patent infringement lawsuit of $9,266.
Interest and Other
     Interest, net, for the three months ended September 30, 2009 was $1,715 as compared to $687 for the three months ended September 30, 2008. During the quarter ended September 30, 2009, the Company concluded an amendment to its credit agreement with Bank of America. Certain costs associated with the amendment, together with legacy deferred financing costs totaling approximately $1,183, were charged to expense during the quarter ended September 30, 2009. Excluding this expense, interest expense decreased $155 and reflects lower average debt and lower interest rates in the current period versus the period ended September 30, 2008. Currency rate fluctuations had no effect on interest expense in the current period.
     Other income (expense), net amounted to expense of $176 for the three months ended September 30, 2009 compared to income of $403 for the three months ended September 30, 2008. These amounts are primarily comprised of foreign exchange gains and losses.
Income Taxes
     The Company recorded an income tax provision of $1,867 (effective rate 32.4%) for the three months ended September 30, 2009, compared to $997 (effective rate of 45.2%) for the three months ended September 30, 2008. The effective tax rates for the three months ended September 30, 2009 and 2008 differ from the statutory rates due to: (a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefit recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, and (c) impact of foreign and domestic permanent items. The Company continues to assess the need for deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance, either positive or negative, would be recorded in the income statement of the period that the adjustments were determined to be required.
Net Income
     The Company’s net income amounted to $3,898 for the three months ended September 30, 2009, compared to net income of $1,210 for the three months ended September 30, 2008. Net income per share amounted to $0.25 basic and diluted for the three months ended September 30, 2009 and $.08 basic and diluted for the three months ended September 30, 2008.

Liquidity and Capital Resources at September 30, 2009
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	2009	2008
Cash provided by (used for):
Operating activities	$(1,220)	$(2,093)
Investing activities	(173)	(628)
Financing activities	(1,435)	3,938
Effect of exchange rate changes on cash	755	(422)

Net increase (decrease) in cash and cash Equivalents	$(2,073)	$795

     Cash used for operating activities improved by $873 during the quarter ended September 30, 2009 versus the prior year period. The reduction in cash used is primarily related to changes in cash realized from accounts and notes receivable and timing of payments and lower activity levels of accounts and notes payable. Lower accrued compensation payments associated with management incentives also added to the decrease in cash used. Partially offsetting these improvements were higher restructuring payments, less favorable inventory activity and lower earnings from operations.
     The Company used $455 less cash for investing activities for the three months ended September 30, 2009 versus the prior year period as a result of lower capital expenditures and less patent defense costs.
     The change in cash flow from financing activities reflects borrowings in fiscal year 2009 to meet short term liquidity needs not required in fiscal year 2010. The quarter ended September 30, 2009 reflects debt payments of $863 and payment of costs associated with the amended credit facility of $565.
     On July 31, 2009, the Company concluded an amendment to its credit agreement with Bank of America. The amendment modified the Credit Agreement as follows: (i) all borrowings bear interest at LIBOR plus 4.50%, or in the case of U.S. dollar loans, at the prime rate plus 3.00%, (ii) reduced the amount of revolving commitment from $35,000 to $25,000, provided that the aggregate of all revolving loans outstanding plus $7,900 not exceed $25,000 and (iii) increased the collateral as security for the agreement. The term of the permanent facility remained at five years under the July 31, 2009 amendment, maturing on November 21, 2011. Borrowings under the Credit Agreement in the U.S. are secured by substantially all of the Company’s domestic assets (approximately $20,000) and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain Asian subsidiary stock.
     The Company incurred cash costs of approximately $1,224 associated with the July 31, 2009 amendment. Certain of these costs, together with certain legacy deferred financing costs, are required to be charged to expense, and the Company recorded a charge of approximately $1,183 during the first quarter of fiscal year 2010. The balance of these costs, together with legacy deferred financing costs, totaling approximately $1,279, will be amortized over the remaining term of the amended agreement.
     During the quarter ended September 30, 2009, the Company agreed to an out-of-court settlement agreement with a German competitor related to a long-standing patent infringement case. As a result, the Company received settlement funds of euro 6.5 million ($9.6 million) in October 2009. Under the terms of the July 31, 2009 amendment to the credit agreement, the net cash proceeds of approximately $7.7 million were required to be used to repay the term loan.

     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $41,611 provided that the aggregate of U.S. and European revolving loans plus $7,900 not exceed $25,000. As of September 30, 2009, the Company had $29,046 (including letters of credit) outstanding under these credit facilities.
     The Company currently believes that its cash flows from operations, along with the available bank lines of credit are sufficient to finance its working capital and other capital requirements through the term of the credit agreement with Bank of America.
     At September 30, 2009 and June 30, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at September 30, 2009 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	September						2015 and
	30, 2009	2010 *	2011	2012	2013	2014	thereafter
Contractual obligations:
Loans payable	$4,456	$4,456	$—	$—	$—	$—	$—
Capital lease obligations	205	110	92	3	—	—	—
Long-term debt	23,490	9,927	—	13,563	—	—	—
Non-cancelable operating lease Obligations	27,002	5,044	5,291	3,915	3,428	2,204	7,120
Purchase commitments (materials)	9,777	9,063	714	—	—	—	—
Supplemental compensation	8,789	1,048	973	735	943	756	4,334
Restructuring payments	1,249	1,249	—	—	—	—	—
Interest expense (1)	1,673	757	647	269	—	—	—

Total contractual cash obligations	$76,641	$31,654	$7,717	$18,485	$4,371	$2,960	$11,454

*	Includes only the remaining nine months of the fiscal year ending June 30, 2010.

(1)	the anticipated future interest payments are based on the Company’s current indebtedness and interest rates at September 30, 2009, with consideration given to debt reduction as the result of expected payments.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There has been no material changes during the three months ended September 30, 2009.

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
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s controls and procedures were effective as of the end of the period covered by this report.
     Changes in Internal Control Over Financial Reporting:
     As previously disclosed on September 28, 2009 in management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of the Company’s Form 10-K, Company management had identified, as of June 30, 2009, material weaknesses in the Company’s internal control over financial reporting and, as a result, had concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009. The material weaknesses related to an ineffective control environment in the Company’s operations in Lenexa, Kansas, as more fully described in the Item 9A disclosure contained in the Company’s Form 10-K.
     During the quarter ended September 30, 2009, the Company has continued its ongoing efforts to remediate these material weaknesses. The Company has engaged experienced, qualified executives to assume the responsibilities of general manager and controller at its Lenexa, Kansas operation on a temporary basis until it recruits permanent replacements for these functions.
     The Company is in the process of recruiting an internal auditor to regularly review the observance of the Company’s policies, procedures and internal controls globally. Management has begun the process of providing additional training in the Company’s ethics and whistleblower policies, as well as the Company’s operating policies and procedures and internal controls, primarily in the areas related to revenue.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with the Company’s business.
     These efforts will lead to various changes in its internal control over financial reporting, which management believes will, when fully implemented during the current fiscal year, be effective in remediation of the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of the Company’s Form 10-K. During the quarter ended September 30, 2009, other than those referenced above, the Company has not made changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
ITEM 1A. Risk Factors
     The following is an update to Item 1A — Risk Factors contained in the Company’s Annual Report on Form 10-K for its Fiscal Year ended June 30, 2009. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K.
Risks associated with indebtedness.
     The Company has indebtedness. As of September 30, 2009, the Company’s total indebtedness was $27,946, including $23,490 under its secured credit facility. Borrowings under the Credit Facility are secured by the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants. At September 30, 2009, the Company was in compliance with the financial covenants required by its Credit Facility.

     A decline in the Company’s financial performance could have a material adverse effect on the Company, including the Company’s ability to retain its existing financing or obtain additional financing; or any such financing may not be available on terms favorable to the Company. The Company’s ability to make expected repayments of borrowings under its Credit Facility and to meet its other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.

Current economic conditions and market disruptions adversely affect the Company’s business and results of operations.
     A substantial portion of the Company’s business depends on customers’ demand for its products and services, the overall economic health of current and prospective customers, and general economic conditions. The general economic downturn has and will continue to adversely impact the Company’s business and financial condition in a number of ways, including impacts beyond those typically associated with previous economic contractions in the U.S. and other locations. The economic slowdown is leading to reduced capital spending by OEM and end users, which has already adversely affected and will continue to adversely affect the Company’s product sales. The slowdown could necessitate further testing for impairment of goodwill, other intangible assets, and long-lived assets and may negatively impact the valuation allowance with respect to deferred tax assets. In addition, further cost reduction actions may be necessary which would lead to additional restructuring charges. Tightening of credit in the financial markets has and will continue to adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant purchases. The tightening has resulted in a decrease and cancellation of orders for the Company’s products and services. The Company’s ability to collect its accounts receivable on a timely basis could result in additional reserves for uncollectible accounts receivable being required, and in the event of continued contraction in the Company’s sales, could lead to dated inventory and require additional reserves for obsolescence.
     The Company is unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on the Company’s business and results of operations; but the consequences may be materially adverse and more severe than other recent economic slowdowns.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the quarter ended September 30, 2009.
ITEM 5. Other Events
Equity Compensation Awards to Executive Officers and Directors
     On November 10, 2009, the Board of Directors of the Company approved the following Class A Common Stock equity compensation awards made to the Company’s executive officers and directors:

Name	Position	Award
Gerald A. Nathe	Chairman of the Board	10,000 restricted shares
	and Director	10,000 stock options

Karl S. Puehringer	President, Chief Executive	25,000 restricted shares
	Officer and Director	25,000 performance shares
25,000 stock options

John P. Jordan	Vice President, Chief	15,000 restricted shares
	Financial Officer and	15,000 performance shares
	Treasurer	15,000 stock options

Name	Position	Award
Steffen Weisser	Vice President	15,000 restricted shares
15,000 performance shares
15,000 stock options

Peter Hultberg	Vice President	15,000 restricted shares
15,000 performance shares
15,000 stock options

Mark T. Becker	Director	3,000 restricted shares
3,000 stock options

Rolf Bergstrom	Director	3,000 restricted share units
3,000 stock options

Samuel B. Fortenbaugh III	Director	3,000 restricted shares
3,000 stock options

Ronald Salvagio	Director	3,000 restricted shares
3,000 stock options

Claes Warnander	Director	3,000 restricted shares
3,000 stock options
     Restricted share awards (RSAs) and Restricted share unit awards (RSUs), grants of stock options, and the awards of performance shares listed above were made pursuant to the Company’s 2005 Equity Compensation Plan (the “Plan’). As amended. For the Company’s executive officers, restrictions under RSAs and RSUs lapse in three equal annual installments on the first, second and third anniversaries of the date of the award. For the Company’s directors, restrictions under RSAs and RSUs lapse on the first anniversary of the date of the award. Copies of the form of restricted stock award agreement and restricted stock unit award agreement used in connection with said awards were filed with the Company’s Current Report on Form 8-K dated November 20, 2006. Stock options vest in three equal installments on the 2nd, 3rd and 4th anniversary of the dates of grant.
     A Long Term Incentive Performance Share Award Program as presented to the Compensation Committee in August 2008 was confirmed by the Compensation Committee in October, 2008, and the first annual awards under the program were made to senior management on November 11, 2008. Under said Program, the Committee plans to award RSAs or RSUs and stock options annually to members of the Company’s senior management team. The performance shares listed above will be deemed earned or vested and the shares issued to the participants when the Compensation Committee determines that the performance criteria for the three-year performance period ending on June 30, 2012 meet or exceed the applicable targets for such period. The performance criteria for the awards made in November 2009 relate to two specific targets which will be weighted 50% each, one for Organic Revenue growth and the other for Organic Operating Income as a Percent of Sales. The established targets must be met within the performance period in order for the individual to receive the shares.
Lifting of Restrictions on Equity Compensation Awards to Former Directors
     The Board of Directors of the Company also approved a recommendation of the Compensation Committee to lift all restrictions from RSAs previously awarded to Judith Mulholland a director of the Company, effective November 10, 2009; Ms. Mulholland served as a director of the Company since 1994 and did not stand for re-election at the Company’s Annual Meeting of Stockholders held on November 10, 2009.

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

Dated: November 16, 2009