Form 10-Q
period 2009-12-31
BALDWIN TECHNOLOGY CO INC
filed 2010-02-16
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☑
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2010
Class A Common Stock ($0.01 par value) Class B Common Stock ($0.01 par value)	14,429,003 1,092,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,	June 30,
	2009	2009
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,321	$13,806
Accounts receivable trade, net of allowance for doubtful accounts of $1,255 ($1,698 at June 30, 2009)	23,116	25,528
Notes receivable, trade	4,012	4,126
Inventories, net	21,735	22,765
Deferred taxes, net	2,988	2,951
Prepaid expenses and other	5,695	6,494

Total current assets	71,867	75,670

MARKETABLE SECURITIES:
(Cost $731 at December 31, 2009 and $690 at June 30, 2009)	476	523

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,221	1,134
Machinery and equipment	7,456	6,913
Furniture and fixtures	4,786	4,675
Capital leases	116	139

	13,579	12,861
Less: Accumulated depreciation	(8,278)	(7,269)

Net property, plant and equipment	5,301	5,592

INTANGIBLES, less accumulated amortization of $10,056 ($9,397 at June 30, 2009)	10,828	11,210
GOODWILL, less accumulated amortization of $1,498 ($1,462 at June 30, 2009)	20,851	20,708
DEFERRED TAXES, NET	6,578	6,543
OTHER ASSETS	7,555	7,759

TOTAL ASSETS	$123,456	$128,005

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2009	June 30, 2009
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$4,297	$4,153
Current portion of long-term debt	1,467	3,534
Accounts payable, trade	14,257	14,896
Notes payable, trade	4,784	6,917
Accrued salaries, commissions, bonus and profit-sharing	3,838	4,512
Customer deposits	3,883	1,991
Accrued and withheld taxes	1,027	1,277
Income taxes payable	2,018	40
Other accounts payable and accrued liabilities	9,386	10,968

Total current liabilities	44,957	48,288

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	14,247	20,300
Other long-term liabilities	11,778	11,782

Total long-term liabilities	26,025	32,082

Total liabilities	70,982	80,370

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,429,003 shares issued at December 31, 2009 and 14,233,244 at June 30, 2009	144	143
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at December 31, 2009 and 1,142,555 shares at June 30, 2009	11	11
Capital contributed in excess of par value	47,722	47,308
Accumulated earnings (deficit)	1,624	(1,858)
Accumulated other comprehensive income	2,973	2,031

Total shareholders’ equity	52,474	47,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$123,456	$128,005

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Net Sales	$38,751	$46,259	$74,925	$102,196
Cost of goods sold	27,093	31,886	52,847	70,488

Gross Profit	11,658	14,373	22,078	31,708

Operating Expenses:
General and administrative	4,605	5,074	10,240	10,969
Selling	3,443	4,117	6,767	8,379
Engineering and development	3,503	3,862	6,574	8,549
Restructuring	—	681	—	681

Total operating expenses	11,551	13,734	23,581	28,578

Legal settlement income, net of expenses	—	—	9,266	—

Operating income	107	639	7,763	3,130

Other (income) expense:
Interest expense, net	485	545	2,200	1,232
Other (income) expense, net	26	(846)	202	(1,249)

	511	(301)	2,402	(17)

Income (loss) before income taxes	(404)	940	5,361	3,147

Provision for income taxes	12	477	1,879	1,474

Net income (loss)	$(416)	$463	$3,482	$1,673

Net income (loss) per share — basic and diluted
Income (loss) per share — basic	$(0.03)	$0.03	$0.23	$0.11
Income (loss) per share — diluted	$(0.03)	$0.03	$0.23	$0.11

Weighted average shares outstanding:
Basic	15,461	15,332	15,421	15,307

Diluted	15,461	15,408	15,472	15,435

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital	Accumu-	Accumulated
					Contributed	lated	Other			Comprehensive Income (Loss)
	Class A		Class B		in Excess	Earnings/	Comprehensive			for the Six Months Ended
	Common Stock		Common Stock		of Par	(Deficit)	Income (Loss)	Treasure Stock		December 31,
	Shares	Amount	Shares	Amount				Shares	Amount	2009	2008
Balance at June 30, 2009	14,233,244	$143	1,142,555	$11	$47,308	$(1,858)	$2,031	0	$0

Net income for the six months ended December 31, 2009						3,482				$3,482	$1,673

Translation adjustment							761			761	(2,645)

Pension and other, net of tax							233			233	(247)

Unrealized (loss) on available-for-sale securities, net of tax							(52)			(52)	(174)

Amortization stock based compensation					448

Comprehensive income (loss)										$4,424	$(1,393)

Shares converted Class B to Class A	50,000		(50,000)

Shares issued under stock option plan	176,204	1			11

Shares surrendered as payment of tax withholding	(30,445)							30,445	(45)

Retirement of treasury stock					(45)			(30,445)	45

Balance at December 31, 2009	14,429,003	$144	1,092,555	$11	$47,722	$1,624	$2,973	$0	$0

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,482	$1,673
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,331	1,447
Accrued retirement pay	(150)	281
Provision for losses on accounts receivable	404	55
Gain on legal settlement	(9,266)	—
Deferred financing charge	1,183	—
Proceeds from legal settlement	9,560	—
Restructuring charge	—	681
Stock based compensation	448	626
Deferred income taxes	(68)	(299)
Changes in assets and liabilities:
Accounts and notes receivable	2,918	4,719
Inventories	1,666	2,429
Prepaid expenses and other	664	461
Other assets	248	(16)
Customer deposits	1,764	2,045
Accrued compensation	(858)	(2,859)
Payment of restructuring charges	(1,621)	(624)
Payment of integration costs	—	(165)
Accounts and notes payable, trade	(3,585)	(8,177)
Income taxes payable	1,890	350
Accrued and withheld taxes	(250)	(578)
Other accounts payable and accrued liabilities	(226)	(2,030)

Net cash provided by operating activities	9,534	19

Cash flows from investing activities:
Additions of property, plant and equipment	(227)	(548)
Additions to patents and trademarks	(93)	(629)

Net cash (used for) investing activities	(320)	(1,177)

Cash flows from financing activities:
Long-term and short-term debt borrowings	726	16,881
Long-term and short-term debt repayments	(9,209)	(10,948)
Payment of debt financing costs	(685)	—
Repurchase of common stock	(45)	(183)
Principal payments under capital lease obligations	(81)	(75)
Proceeds of stock option exercises	12	—
Other long-term liabilities	104	43

Net cash provided (used) by financing activities	(9,178)	5,717

Effects of exchange rate changes	479	141

Net increase in cash and cash equivalents	515	4,701
Cash and cash equivalents at beginning of period	13,806	9,333

Cash and cash equivalents at end of period	$14,321	$14,034

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the six months
	ended December 31,
	2009	2008
Cash paid during the period for:
Interest	$750	$960
Income taxes	$76	$548
The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)
Note 1 — Organization and Basis of Presentation:
     Baldwin Technology Company, Inc. and its subsidiaries (“Baldwin” or the “Company”) are engaged primarily in the development, manufacture and sale of print automation equipment and related parts and consumables for the printing industry.
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
     The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire fiscal year ending June 30, 2010.
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

Note 3 — Long Term Debt:

	December 31, 2009		June 30, 2009
	Current	Long-Term	Current	Long-Term
		(in thousands)
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.24% plus 4.5%	$—	$12,100	$—	$12,100
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.45% plus 4.5%	—	2,147	—	1,403
Term loan payable due November 21, 2011, with quarterly payments, interest rate one -month LIBOR rate 0.45% plus 4.5%	1,467	—	3,534	6,797

	$1,467	$14,247	$3,534	$20,300

     The Company’s primary source of external financing is the Company’s credit agreement and its amendments (“the Credit Agreement”) with Bank of America (“BofA”). On July 31, 2009, the Company concluded an amendment to the Credit Agreement, which reduces the total permanent loan commitment under the revolving line of credit from $35 million to $25 million, establishes interest and certain fee margins and covenant targets and modifies certain other provisions of the Credit Agreement through November 21, 2011, the original termination date of the Credit Agreement. Interest rates depend on which borrowing option the Company exercises under the Credit Agreement. Borrowings under the Credit Agreement are secured in the U.S. by substantially all domestic assets and in Europe by a pledge of subsidiary stock and assets. The Company was in compliance with covenant targets at December 31, 2009.
     The Company incurred cash costs of approximately $1,224 associated with the July 31, 2009 amendment. Certain of these costs, together with certain legacy deferred financing costs, are required to be charged to expense, and the Company recorded a charge of approximately $1,183 during the first quarter of fiscal year 2010. The balance of these costs, together with the balance of the legacy deferred financing costs, totaling approximately $1,279, will be amortized over the remaining term of the amended agreement.
     The Company’s Credit Agreement dated July 31, 2009 required that net proceeds related to the settlement of the patent infringement lawsuit be used to repay a portion of the Company’s long-term obligation. A payment of approximately $7,700 was made on October 15, 2009.
     The Company maintains relationships with both foreign and domestic banks, which on a combined basis have extended short and long-term credit facilities to the Company totaling $32,913 including $25,000 under the Credit Agreement revolving credit facility, $1,467 outstanding under the Credit Agreement term loan and $6,446 under facilities provided by other banks. The amount available for use under the revolving credit facility is limited to $25,000 minus $7,900 by the terms of the July 31, 2009 Credit Agreement Amendment. As of December 31, 2009, the Company had $21,092 outstanding (including Letters of Credit). The amount available under these credit facilities at December 31, 2009 was $3,621.
Note 4 — Net income per share:
     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution by securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income per share includes potentially dilutive shares of zero and 51,000, respectively, for the three and six months ended December 31, 2009. Due to the losses incurred during the three months ended December 31, 2009, the denominator in the diluted earnings per share calculation does not include the effects of 57,000 options outstanding as their inclusion would be anti-dilutive. Outstanding options to purchase 1,065,000 shares of the Company’s common stock for six months ended December 31, 2009, are not included in the above calculation to compute diluted net income per share, as their exercise prices exceeded market value.
     The weighted average shares outstanding used to compute diluted net income per share includes potentially dilutive shares of 76,000 and 128,000, respectively, for the three and six months ended December 31, 2008. Outstanding options to purchase 905,000 shares of the Company’s common stock for the three and six months ended December 31, 2008, are not included in the above calculation to compute diluted net income per share, as their exercise prices exceeded market value.
Note 5 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	December 31, 2009	June 30, 2009
	(in thousands)
Cumulative translation adjustments	$3,770	$3,009
Unrealized (loss) on investments, net of tax benefit of $107 (benefit of $70 at June 30, 2009)	(148)	(96)
Pension and other, net of tax benefit of $349 (benefit of $577 at June 30, 2009)	(649)	(882)

	$2,973	$2,031

Note 6 — Inventories:
     Inventories consist of the following:

	December 31, 2009	June 30, 2009
	(in thousands)
Raw materials	$11,720	$10,295
In process	3,332	3,607
Finished goods	6,683	8,863

	$21,735	$22,765

     Foreign currency translation effects increased inventories by $637 from June 30, 2009 to December 31, 2009.

Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the six months ended December 31, 2009 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
		(in thousands)
Balance as of June 30, 2009	$22,170	$1,462	$20,708
Effects of currency translation	179	36	143

Balance as of December 31, 2009	$22,349	$1,498	$20,851

     Intangible assets subject to amortization were comprised of the following:

		As of December 31, 2009		As of June 30, 2009
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period (Years)	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and Trademarks	15-20	$11,122	$6,882	$10,998	$6,830
Customer relationships	2-13	650	181	644	114
Tradename	30	1,533	158	1,508	92
Existing product technology	15	5,288	1,063	5,167	612
Non-compete/solicitation agreements	5	96	57	95	34
Other	5-30	2,195	1,715	2,195	1,715

Total		$20,884	$10,056	$20,607	$9,397

     Amortization expense associated with these intangible assets was $319 and $640, respectively, for the three and six months ended December 31, 2009 and $363 and $656, respectively, for the three and six months ended December 31, 2008.
Note 8 — Pension and other post-retirement benefits:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three and six months ended December 31, 2009 and 2008:

	Pension Benefits		Pension Benefits
	For the three months		For the six months
	ended December 31,		ended December 31,
	2009	2008	2009	2008
		(in thousands)
Service cost	$100	$99	$200	$198
Interest cost	84	56	168	112
Expected return on plan assets	(4)	(5)	(8)	(10)
Amortization of net actuarial gain	(3)	(2)	(6)	(4)

Net periodic benefit cost	$177	$148	$354	$296

     During the three and six months ended December 31, 2009 and 2008, respectively, the Company made contributions to the plans of $170 and $217, respectively.

Note 9 — Customers:
     During the three and six months ended December 31, 2009, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 18% and 16% of the Company’s net sales for the three and six months ended December 31, 2009, respectively, and 10% and 15% of the Company’s net sales for the three and six months ended December 31, 2008, respectively.
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

	Warranty Amount
	2009	2008
	(in thousands)
Warranty reserve at June 30	$2,626	$5,421
Additional warranty expense accruals.	1,487	1,428
Payments against reserve	(1,754)	(2,268)
Effects of currency rate fluctuations	123	(640)

Warranty reserve at December 31	$2,482	$3,941

Note 11 — Stock Based Compensation:
     Total share-based compensation for the three and six months ended December 31, 2009 and 2008 are summarized in the following table:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2009	2008	2009	2008
		(in thousands)
Share based compensation
Stock options	$48	$67	$102	$153
Restricted stock	151	245	346	473
Performance shares (a)	—	—	—	—

Total share-based compensation	$199	$312	$448	$626

(a)	Compensation expense $0 based on assessment of probability of achievement
     During the quarter ended December 31, 2009 the Company issued restricted stock awards/units, stock option awards and long term performance share awards of its Class A shares under the 2005 Equity Compensation Plan. The Company issued an aggregate of 123,000 restricted stock awards/units with a grant date fair value of $224 and generally a three year vesting period. The Company issued 123,000 stock option awards with a grant date fair value of $103 and generally a four year vesting period. The Company issued 98,000 long term performance share awards with a grant date fair value of $178 and a three year vesting period.
In addition, the Company issued an aggregate of 50,000 restricted stock units of its Class A shares under the 2005 Equity Compensation Plan during the quarter ended September 30, 2009, with a grant date fair value of $64 and three year vesting period.
Note 12 — Restructuring:
     October FY 2009 Plan:
     On October 29, 2008, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in its operations in Germany. Actions under the plan commenced during October 2008 and were substantially complete by December 31, 2008. No non-cash charges were contemplated in connection with the plan. Payments made under the plan were completed by September 30, 2009.

		Payments	Balance	Payments	Balance at
	Initial	against	June 30,	against	September 30,
	Reserve	Reserve	2009	Reserve	2009
			(in thousands)
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

		Payments	Balance at	Payments	Balance at
	Initial	against	June 30,	against	December
	Reserve	Reserve	2009	Reserve	31, 2009
			(in thousands)
Restructuring costs:
Employee termination costs	$3,836	$(1,802)	$2,034	$(1,526)	$508
Other	$230	$(101)	$129	$—	$129

Total restructuring costs	$4,066	$(1,903)	$2,163	$(1,526)	$637

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
Note 14 — Income Taxes:
     The Company’s effective tax rate is impacted by having significant operations outside the United States. The tax rate is impacted by (i) foreign income tax at rates different than the U.S. statutory rate, (ii) no tax benefit recognized for losses incurred in certain countries as realization of such benefits is not more likely than not, and (iii) impact of foreign and domestic permanent items.
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
     At December 31, 2009, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provision and valued as Level 1 are comprised of Marketable Securities. At December 31, 2009, the

Company did not have any assets or liabilities recorded at fair values on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.
     There has been no change in the Company’s valuation technique during the quarter ended December 31, 2009.
Note 16 — Subsequent Event:
     The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on February 16, 2010. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)
     The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.
Forward-looking Statements
     Except for the historical information contained herein, certain statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability of the Company to comply with requirements of credit agreements; the availability of funding under said agreements; and the ability of the Company to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions, either in the U.S. or foreign countries, (iii) the ability of the Company to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company’s cleaning systems and other products, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the Company’s mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in the Company’s Annual Report or Form 10-K for the fiscal year ended June 30, 2009, which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form

10-K for the fiscal year ended June 30, 2009. There have been no material changes during the six months ended December 31, 2009
Overview
     Baldwin Technology Company, Inc. is a leading global supplier of print automation equipment and related parts and consumables for the printing and publishing industries. Baldwin offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, CT, the Company has sales and service centers and product development and production facilities in the Americas, Asia and Europe. Baldwin’s technology and products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems and drying systems.
     The Company manages its business as one reportable business segment built around its core competency in process automation and related consumables.
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
Highlights for Six and Three Months Ended December 31, 2009
•	Revenues, excluding currency effects, declined 29% and 22% for the six and three months ended respectively, versus the year ago comparable periods.

•	Backlog of $33,367 at December 31, 2009, a decrease 16% compared to June 30, 2009.

•	For the three and six month periods, order intake was down 13% and 31%, respectively, versus the comparable year ago period.

•	In July 2009, the Company successfully concluded an amendment to its credit agreement with its lenders covering the period through November 21, 2011.

•	The Company agreed to an out of court settlement related to a patent infringement case and recorded a gain of $9,266 in the quarter ended September 30, 2009. Cash proceeds of $9,560 were received in October 2009, and $7,700 of the proceeds was used to repay a portion of the Company’s long term debt obligation.
     See discussion below related to the Company’s consolidated results of operations, liquidity and capital resources.
Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008
Consolidated Results

Net Sales
     Net sales for the six months ended December 31, 2009 decreased by $27,271, or 27%, to $74,925 from $102,196 for the six months ended December 31, 2008. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $2,398 in the current period.
     Net sales reflects decreased sales in Europe of $13,303, including $532 of favorable effects from exchange rate fluctuations. The decrease is attributable to reduced demand for the Company’s products as a result of the global economic contraction and lack of available financing sources for equipment purchases. OEM press manufacturers in Germany experienced reduced orders and sales, and printers and publishers deferred purchased until final demand and liquidity return to the market.
     Net Sales in the Americas decreased $5,836, primarily reflecting lower demand in the U.S. market for cleaning systems.
     In Asia, net sales decreased $8,132, including $1,866 of favorable effects from exchange rate fluctuations. The decrease reflects the impact of the slowing Asian economies in the commercial and newspaper markets for the Company’s cleaning equipment.
Gross Profit
     Gross profit for the six months ended December 31, 2009 of $22,078 (29.5% of net sales) compared to $31,708 (31.0% of net sales) for the six months ended December 31, 2008, a decrease of $9,630 or 30%. Currency rate fluctuations increased gross profit in the current period $670.
     Gross profit as a percentage of net sales decreased as a result of continued pricing pressures from OEM and end users, unfavorable overhead absorption related to the reduced volumes and higher material costs. Gross margins include benefits associated with the announced restructuring and cost saving initiatives.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) amounted to $17,007 (22.7% of net sales) for the six months ended December 31, 2009 compared to $19,348 (18.9% of net sales) for the same period in the prior fiscal year, a decrease of $2,341 or 12%. Currency rate fluctuations increased SG&A $396 during the six month period. Selling expenses decreased $1,612 while general and administrative expenses decreased approximately $729. These decreases primarily reflect the benefits from restructuring and other cost savings resulting in lower salary and fringe benefit expenses, lower subcontractor, consultant, travel, insurance and other SG&A costs. These reductions were partially offset by approximately $900 of costs related to the costs of a special investigation into violation of the Company’s internal control procedures, and an increase in the provision for bad debts of approximately $420.
Engineering and Development Expenses
     Engineering and development expenses amounted to $6,574 (8.8% of net sales) for the six months ended December 31, 2009, compared to $8,549 (8.4% of net sales) for the same period in the prior fiscal year, a decrease of $1,975 or 23%. Currency rate fluctuations increased expenses $258 for the current period. The decrease relates primarily to lower salaries, benefits and other employee related costs associated with lower headcount.
Restructuring
     The Company recorded $0 of restructuring costs during the six months ended December 31, 2009 versus $681 in the comparable prior year period. The restructuring plans in FY 2009 were designed to achieve operational efficiencies in Germany and consisted entirely of employee terminations.

Legal Settlement
     During the six months ended December 31, 2009, the Company recorded a gain on the settlement of a patent infringement lawsuit of $9,266.
Interest and Other
     Interest expense, net, for the six months ended December 31, 2009 was $2,200 compared to $1,232 for the six months ended December 31, 2008. Currency rate fluctuations had no impact on interest expense in the current period. During the quarter ended September 30, 2009, the Company concluded an amendment to its credit agreement with Bank of America. Certain costs associated with the amendment, together with legacy deferred financing costs totaling approximately $1,183, were charged to expense during the quarter ended September 30, 2009; otherwise, interest expense decreased $215 and reflects lower average debt and lower interest rates in the current period versus the period ended December 31, 2009.
     Other (income) expense, net was an expense of $202 for the six months ended December 31, 2009 compared to income of $1,249 for the six months ended December 31, 2008. These amounts are primarily comprised of net foreign exchange gains in fiscal year 2009 and losses in fiscal year 2010.
Income Taxes
     The Company recorded an income tax provision of $1,879, an effective tax rate of 35%, for the six months ended December 31, 2009, compared to $1,474, an effective tax rate of 46.8%, for the six months ended December 31, 2008. The effective tax rates for fiscal 2010 and 2009, respectively, differ from the statutory rate and reflect (a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, and (c) impact of foreign and domestic permanent items. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment was determined to be required.
Net Income
     The Company’s net income was $3,482 for the six months ended December 31, 2009, compared to net income of $1,673 for the six months ended December 31, 2008. Net income per basic and diluted share was $0.23 for the six months ended December 31, 2009, compared to net income of $0.11 per basic and diluted share for the six months ended December 31, 2008.
Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008
Consolidated Results
Net Sales
     Net sales for the three months ended December 31, 2009 decreased by $7,508, or 16%, to $38,751 from $46,259 for the three months ended December 31, 2008. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $2,855 in the current period; otherwise, net sales decreased $10,363 or 22% versus the comparable three month period ended December 31, 2008.
     Net sales reflects decreased sales in Europe of $1,068, including $1,996 of favorable effects from exchange rate fluctuations. The decrease was attributable to continued weakening of global demand for the Company’s equipment reflecting reduced order and sales activity by OEM press manufacturers for new printing equipment.
     In Asia, net sales decreased $3,423, including $859 of favorable effects from exchange rate fluctuations. The decrease reflects the impact of the slowing economy in the commercial and newspaper markets for the Company’s cleaning equipment. Net Sales in the Americas decreased $3,017 which primarily reflects lower demand in the commercial market for cleaning systems.

Gross Profit
     Gross profit for the three months ended December 31, 2009 was $11,658 (30.1% of net sales), compared to $14,373 (31.1% of net sales) for the three months ended December 31, 2008, a decrease of $2,715 or 19%. Currency rate fluctuations increased gross profit by $956 in the current period.
     Gross profit as a percentage of net sales decreased as a result of continued pricing pressures from OEM and end user customers, and unfavorable overhead absorption related to the reduced volumes. Gross margins include benefits associated with the announced restructuring and cost saving initiatives.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) were $8,048 (20.8% of net sales) for the three months ended December 31, 2009, compared to $9,191 (19.9% of net sales) for the same period in the prior fiscal year, a decrease of $1,143 or 12.4%. Foreign currency translations increased SG&A $495. The decrease primarily reflects the benefit from restructuring and other cost savings resulting in lower salary and fringe benefit expense and lower subcontractor, consultant, travel, trade show, advertising and other SG&A costs. These reductions were partially offset by an increase in the provision for bad debts approximately $245.
Engineering and Development Expenses
     Engineering and development expenses were $3,503 (9.0% of net sales) for the three months ended December 31, 2009, compared to $3,862 (8.3% of net sales) for the same period in the prior fiscal year, a decrease of $359 or 9.3%. Currency rate fluctuations of $309 increased engineering and development expenses; otherwise, engineering and development would have decreased $668 and primarily reflects lower salaries and benefits associated with lower headcount.
Restructuring
     The Company recorded $0 of restructuring costs during the three months ended December 31, 2009 versus $681 in the comparable prior year period. The restructuring plan was designed to achieve operational efficiencies in Germany and consists entirely of employee terminations.
Interest and Other
     Interest expense, net for the three months ended December 31, 2009 was $485 compared to $545 for the three months ended December 31, 2008. Currency rate fluctuations increased interest expense by $22 in the current period. The decrease reflects lower debt levels and interest rates versus the comparable period ended December 31, 2008.
     Other (income) expense, net, amounted to expense of $26 for the three months ended December 31, 2009 compared to income of $846 for the three months ended December 31, 2008. Other income (expense), net, primarily includes net foreign currency transaction gains for the three months ended December 31, 2009 and 2008.
Income Taxes
     The Company recorded an income tax provision of $12 on loss before tax of $404 for the three months ended December 31, 2009, compared to $477 for the three months ended December 31, 2008 on profit before tax of $940. The effective tax rates for the three months ended December 31, 2009 and 2008, respectively, differ from the statutory rate and reflect a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, and (c) the impact of foreign and domestic permanent items. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment was determined to be required.
Net Income
     The Company’s net loss was $416 for the three months ended December 31, 2009, compared to income of $463 for the three months ended December 31, 2008. Net income (loss) per basic and diluted share amounted to $(0.03) for the three months ended December 31, 2009, compared to $0.03 per basic and diluted share for the three months ended December 31, 2008.
Liquidity and Capital Resources at December 31, 2009
     The following table summarizes cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended December 31, 2009 and 2008:

Cash provided by (used for):	2009	2008
Operating activities	$9,534	$19
Investing activities	(320)	(1,177)
Financing activities	(9,178)	5,717
Effect of exchange rate changes on cash	479	141

Net increase (decrease) in cash and cash Equivalents	$515	$4,701

     Cash provided by operating activities increased $9,515 during the six months ended December 31, 2009 versus the comparable prior year period. The increase in cash provided reflects receipt of the proceeds from the legal settlement with a German competitor combined with lower compensation payments associated with management incentives. In addition the timing of payments for trade accounts and notes payable increased cash from operations. Partially offsetting these improvements were higher restructuring payments and lower benefits from inventory and accounts receivable.
     Cash utilized for investing during the six months ending December 31, 2009 and 2008 includes additions to property, plant and equipment and patents and trademarks of $320 and $1,177, respectively.
     During the quarter ended September 30, 2009, the Company agreed to an out-of-court settlement agreement with a German competitor related to a long-standing patent infringement case. As a result, the Company received settlement funds of euro 6.5 million ($9.6 million) in October 2009. Cash (used) by financing activities of $9,718 for the period ended December 31, 2009 reflects the use of the net cash proceeds from the gain on the legal settlement of approximately $7,700 to repay the term loan in accordance with the provisions of the July 31, 2009 Credit Agreement amendment. In addition cash used for financing activities reflects the scheduled term loan payment of approx $1,500 and payment of debt financing costs of $685. These payments were partially offset by borrowings under the revolving Credit Agreement of $726. Cash provided by financing activities for the period ended December 31, 2008 reflected net borrowings in excess of debt repayments.

     On July 31, 2009, the Company concluded an amendment to its Credit Agreement with Bank of America. The amendment modified the Credit Agreement as follows: (i) all borrowings bear interest at LIBOR plus 4.50%, or in the case of loans denominated in U.S. dollars, at the Company’s option, at the prime rate plus 3.00%, (ii) reduced the amount of the revolving credit commitment from $35,000 to $25,000, provided that the aggregate of all revolving loans outstanding plus $7,900 does not exceed $25,000 and (iii) increased the collateral as security for the agreement. The term of the permanent facility remained at five years under the July 31, 2009 amendment, maturing on November 21, 2011. Borrowings under the Credit Agreement are secured in the U.S. by substantially all of the Company’s domestic assets (approximately $20,000) and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and the stock of certain Asian subsidiaries.
     The Company incurred cash costs of approximately $1,224 associated with the July 31, 2009 amendment ($405 in fiscal year 2009). Certain of these costs, together with certain legacy deferred financing costs, are required to be charged to expense, and the Company recorded a charge of approximately $1,183 during the first quarter of fiscal year 2010. The balance of these costs, together with the legacy deferred financing costs, aggregating approximately $1,279, will be amortized over the remaining term of the amended agreement.
     The Company maintains relationships with both foreign and domestic banks, which on a combined basis have extended short and long-term credit facilities to the Company totaling $32,913 including $25,000 under the Credit Agreement revolving credit facility, $1,467 outstanding under the Credit Agreement term loan and $6,446 under facilities provided by other banks. The amount available for use under the revolving credit facility is limited to $25,000 minus $7,900 by the terms of the July 31, 2009 Credit Agreement Amendment. As of December 31, 2009, the Company had $21,092 outstanding (including Letters of Credit). The amount available under these credit facilities at December 31, 2009 was $3,621.
     The Company believes that its cash flows from operations, together with the available bank lines of credit are sufficient to finance its working capital and other capital requirements through the term of the Credit Agreement.
     At December 31, 2009 and June 30, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at December 31, 2009 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	December						2015 and
	31, 2009	2010 *	2011	2012	2013	2014	thereafter
Contractual obligations:
Loans payable	$4,297	$4,297	$—	$—	$—	$—	$—
Capital lease obligations	162	70	89	3	—	—	—
Long-term debt	15,714	1,467	—	14,247	—	—	—
Non-cancelable operating lease obligations	25,537	3,525	5,340	4,008	3,432	2,237	6,995
Purchase commitments (materials)	10,219	8,828	1,390	—	—	—	—
Supplemental compensation	8,566	825	973	735	943	756	4,334
Restructuring payments	637	637	—	—	—	—	—
Interest expense (1)	1,340	376	681	283	—	—	—

Total contractual cash obligations	$66,472	$20,025	$8,473	$19,276	$4,375	$2,993	$11,329

*	Includes only the remaining six months of the fiscal year ending June 30, 2010.

(1)	interest reflects interest rates at December 31, 2009.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There has been no material changes during the six months ended December 31, 2009.
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
     Changes in Internal Control Over Financial Reporting:
     As previously disclosed on September 28, 2009 in management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of the Company’s Form 10-K for the fiscal year ended June 30, 2009, Company management had identified, as of June 30, 2009, material weaknesses in the Company’s internal control over financial reporting and, as a result, had concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009. The material weaknesses related to an ineffective control environment in the Company’s operations in Lenexa, Kansas, as more fully described in the Item 9A disclosure contained in the Company’s Form 10-K.
     During the quarter ended December 31, 2009, the Company has taken actions to remediate these material weaknesses. The Company hired experienced, qualified executives to assume the responsibilities of general manager and controller at its Lenexa, Kansas operation as permanent replacements for the persons who performed these functions.
     Additionally, in January 2010, the Company hired an internal auditor to regularly review the observance of the Company’s policies, procedures and internal controls globally. Management has continued the process that began during first quarter ended September 30, 2009, providing additional training with respect to the Company’s ethics and whistleblower policies, as well as the Company’s operating policies and procedures and internal controls, primarily in the areas related to revenue.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes to improve the effectiveness of its internal controls and to ensure that its systems evolve with the Company’s business.
     These efforts will lead to various changes in internal control over financial reporting, which management believes will, when fully implemented during the current fiscal year, be effective in remediating the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of the Company’s Annual Report on Form 10-K. During the quarter ended December 31, 2009, other than those referenced above, the Company has not made changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
ITEM 1A. Risk Factors
     The following is an update to Item 1A — Risk Factors contained in the Company’s Annual Report on Form 10-K for its Fiscal Year ended June 30, 2009. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K.
Risks associated with indebtedness.
     The Company has indebtedness. As of December 31, 2009, the Company’s total indebtedness was $20,011, including $15,714 under its secured credit facility. Borrowings under the Company’s Credit Agreement are secured by the assets of the Company. Under the terms of the Credit Agreement, the Company is required to satisfy certain financial covenants. At December 31, 2009, the Company was in compliance with the financial covenants contained in its Credit Agreement.
     A decline in the Company’s financial performance could have a material adverse effect on the Company, including the Company’s ability to retain its existing financing or obtain additional financing; or any such financing may not be available on terms favorable to the Company. The Company’s ability to make expected repayments of borrowings under its Credit Agreement and to meet its other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.
Current economic conditions and market disruptions adversely affect the Company’s business and results of operations.
     A substantial portion of the Company’s business depends on customers’ demands for its products and services, the overall economic health of current and prospective customers, and general economic conditions. The general economic downturn has and will continue to adversely impact the Company’s business and financial condition in a number of ways, including having an impact beyond those impacts typically associated with previous economic contractions in the U.S. and other locations. The economic slowdown is leading to reduced capital spending by OEM and end users, which has already adversely affected and will continue to adversely affect the Company’s product sales. The slowdown could necessitate further testing for impairment of goodwill, other intangible assets, and long-lived assets and may negatively impact the valuation allowance with respect to deferred tax assets. In addition, further cost reduction actions may be necessary which would lead to additional restructuring charges. Tight credit in the financial markets has and will continue to adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant purchases. Tight credit has resulted in a reduction in order activity and some cancellations of orders for the Company’s products and services. The Company’s ability to collect its accounts receivable on a timely basis could result in additional reserves for uncollectible accounts receivable being required, and in the event of continued contraction in the Company’s sales, could lead to dated inventory and require additional reserves for obsolescence.
     The Company is unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on the Company’s business and results of operations; but the consequences may be materially adverse and more severe than other recent economic slowdowns.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the quarter ended December 31, 2009.
ITEM 4. Submission of Matters to a Vote of Security Holders
     (a) The Annual Meeting of Stockholders was held on November 10, 2009.
     (b) A brief description of matters voted upon and the result of the voting follow.
Proposal 1 — To elect two Class I Directors to serve for three-year terms or until their respective successors are elected and qualified.

SCHEDULE OF VOTES
CAST FOR EACH
DIRECTOR	Total Vote for	Total Vote Withheld
Class A & B	Each Director	from Each Director
Samuel B. Fortenbaugh III	22,480,579	1,825,598
Rolf Bergstrom	22,514,629	1,791,548
ITEM 5. Other Events
     On February 10, 2010, the Company reported its results of operations for the three and six month periods ended December 31, 2009. Details of this announcement are contained in the press release of the Company dated February 10, 2010, and furnished with this quarterly report on Form 10-Q as Exhibit 99.1.
ITEM 6. Exhibits

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

99.1	Company Press Release entitled “Baldwin announces Q2 FY 2010 Results” dated February 10, 2010 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
BY	/s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer

Dated: February 16, 2010