Form 10-Q
period 2010-03-31
BALDWIN TECHNOLOGY CO INC
filed 2010-05-17
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Class A Common Stock ($0.01 par value) Class B Common Stock ($0.01 par value)	14,445,669 1,092,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	March 31,	June 30,
	2010	2009
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,762	$13,806
Accounts receivable trade, net of allowance for doubtful accounts of $1,285 ($1,698 at June 30, 2009)	25,231	25,528
Notes receivable, trade	2,554	4,126
Inventories, net	20,012	22,765
Deferred taxes, net	2,921	2,951
Prepaid expenses and other	4,385	6,494

Total current assets	66,865	75,670

MARKETABLE SECURITIES:
(Cost $736 at March 31, 2010 and $690 at June 30, 2009)	549	523

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,210	1,134
Machinery and equipment	7,451	6,913
Furniture and fixtures	4,571	4,675
Capital leases	108	139

	13,340	12,861
Less: Accumulated depreciation	(8,294)	(7,269)

Net property, plant and equipment	5,046	5,592

INTANGIBLES, less accumulated amortization of $10,288 ($9,397 at June 30, 2009)	10,297	11,210
GOODWILL, less accumulated amortization of $1,454 ($1,462 at June 30, 2009)	20,509	20,708
DEFERRED TAXES, NET	6,597	6,543
OTHER ASSETS	6,525	7,759

TOTAL ASSETS	$116,388	$128,005

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2010	June 30, 2009
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$4,279	$4,153
Current portion of long-term debt	468	3,534
Accounts payable, trade	13,301	14,896
Notes payable, trade	4,959	6,917
Accrued salaries, commissions, bonus and profit-sharing	4,025	4,512
Customer deposits	1,266	1,991
Accrued and withheld taxes	1,212	1,277
Income taxes payable	1,696	40
Other accounts payable and accrued liabilities	7,859	10,968

Total current liabilities	39,065	48,288

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	13,991	20,300
Other long-term liabilities	11,214	11,782

Total long-term liabilities	25,205	32,082

Total liabilities	64,270	80,370

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,445,669 shares issued at March 31, 2010 and 14,233,244 at June 30, 2009	144	143
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at March 31, 2010 and 1,142,555 shares at June 30, 2009	11	11
Capital contributed in excess of par value	47,931	47,308
Accumulated earnings (deficit)	1,757	(1,858)
Accumulated other comprehensive income	2,275	2,031

Total shareholders’ equity	52,118	47,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,388	$128,005

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data) (Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net sales	$39,498	$36,087	$114,423	$138,283
Cost of goods sold	27,764	25,816	80,611	96,304
Inventory reserve	—	4,250	—	4,250

Gross profit	11,734	6,021	33,812	37,729

Operating expenses:
General and administrative	4,384	5,204	14,624	16,173
Selling	3,248	3,366	10,015	11,745
Engineering and development	3,402	3,529	9,976	12,078
Restructuring	—	4,066	—	4,747
Impairment of goodwill	—	5,658	—	5,658

Total operating expenses	11,034	21,823	34,615	50,401

Legal settlement income, net of expenses	—	—	9,266	—

Operating income (loss)	700	(15,802)	8,463	(12,672)

Other (income) expense:
Interest expense, net	426	428	2,626	1,660
Other (income) expense, net	69	311	271	(938)

	495	739	2,897	722

Income (loss) before income taxes	205	(16,541)	5,566	(13,394)

Provision (benefit) for income taxes	72	(3,094)	1,951	(1,620)

Net income (loss)	$133	$(13,447)	$3,615	$(11,774)

Net income (loss) per share – basic and diluted
Income (loss) per share – basic	$0.01	$(0.88)	$0.23	$(0.77)
Income (loss) per share – diluted	$0.01	$(0.88)	$0.23	$(0.77)

Weighted average shares outstanding:
Basic	15,526	15,344	15,455	15,319

Diluted	15,562	15,344	15,502	15,319

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital	Accumu-	Accumulated			Comprehensive Income (Loss)
	Class A		Class B		Contributed	lated	Other			for the Nine Months Ended
	Common Stock		Common Stock		in Excess	Earnings/	Comprehensive	Treasury Stock		March 31,
	Shares	Amount	Shares	Amount	of Par	(Deficit)	Income (Loss)	Shares	Amount	2010	2009
Balance at June 30, 2009	14,233,244	$143	1,142,555	$11	$47,308	$(1,858)	$2,031	0	$0

Net income for the nine months ended March 31, 2010						3,615				$3,615	$(11,774)

Translation adjustment							7			7	(4,865)

Pension and other, net of tax							250			250	(285)

Unrealized (loss) on available-for-sale securities, net of tax							(13)			(13)	(178)

Amortization stock based compensation					657

Comprehensive income (loss)										$3,859	$(17,102)

Shares converted Class B to Class A	50,000		(50,000)

Shares issued under stock compensation plans	192,870	1			11

Shares surrendered as payment of tax withholding	(30,445)							30,445	(45)

Retirement of treasury stock					(45)			(30,445)	45

Balance at March 31, 2010	14,445,669	$144	1,092,555	$11	$47,931	$1,757	$2,275	$0	$0

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	For the nine months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,615	$(11,774)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,971	2,216
Accrued retirement pay	(183)	(41)
Provision for losses on accounts receivable	556	95
Gain on legal settlement	(9,266)	—
Deferred financing charge	1,183	—
Proceeds from legal settlement	9,560	—
Restructuring charge	—	4,747
Inventory and accounts receivable charge	—	4,715
Impairment charge	—	5,658
Stock based compensation	657	909
Deferred income taxes	(132)	(2,620)
Changes in assets and liabilities:
Accounts and notes receivable	1,453	14,605
Inventories	2,867	2,799
Prepaid expenses and other	1,837	484
Other assets	1,244	33
Customer deposits	(755)	2,252
Accrued compensation	(553)	(3,730)
Payment of restructuring charges	(1,795)	(1,409)
Payment of liabilities assumed	—	(165)
Accounts and notes payable, trade	(3,589)	(12,256)
Income taxes payable	1,653	(917)
Accrued and withheld taxes	(65)	(760)
Other accounts payable and accrued liabilities	(1,353)	(2,077)

Net cash provided by operating activities	8,905	2,764

Cash flows from investing activities:
Additions of property, plant and equipment	(366)	(766)
Additions to patents and trademarks	(97)	(955)

Net cash (used for) investing activities	(463)	(1,721)

Cash flows from financing activities:
Long-term and short-term debt borrowings	726	16,881
Long-term and short-term debt repayments	(10,183)	(11,690)
Payment of debt financing costs	(752)	—
Repurchase of common stock	(45)	(183)
Principal payments under capital lease obligations	(81)	(112)
Proceeds of stock option exercises	12	—
Other long-term liabilities	(367)	68

Net cash (used for) provided by financing activities	(10,690)	4,964

Effects of exchange rate changes	204	(592)

Net (decrease) increase in cash and cash equivalents	(2,044)	5,415
Cash and cash equivalents at beginning of period	13,806	9,333

Cash and cash equivalents at end of period	$11,762	$14,748

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the nine months
	ended March 31,
	2010	2009
Cash paid during the period for:
Interest	$1,029	$1,189
Income taxes	$205	$864
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
Note 2 – Recently Issued Accounting Standards:
     In October 2009, the FASB issued ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. The Company is required to adopt Update No. 2009-13 as of July 1, 2010 and is in the process of determining the impact that the adoption of Update No. 2009-13 will have on its future results of operations and financial position.
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

Note 3 – Long Term Debt:

	March 31, 2010		June 30, 2009
	Current	Long-Term	Current	Long-Term
		(in thousands)
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.24% plus 4.50%	$—	$12,100	$—	$12,100
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.37% plus 4.50%	—	1,891	—	1,403
Term loan due November 21, 2011, with quarterly payments, interest rate one- month LIBOR rate 0.37% plus 4.50%	468	—	3,534	6,797

	$468	$13,991	$3,534	$20,300

     The Company’s primary source of external financing is the Company’s credit agreement and its amendments (“the Credit Agreement”) with Bank of America (“BofA”). On July 31, 2009, the Company concluded an amendment to the Credit Agreement (the “July 31, 2009 Credit Agreement Amendment”), which reduced the total permanent loan commitment under the revolving line of credit from $35 million to $25 million, established interest and certain fee margins and covenant targets and modified certain other provisions of the Credit Agreement through November 21, 2011, the original termination date of the Credit Agreement. Interest rates depend on which borrowing option the Company exercises under the Credit Agreement. Borrowings under the Credit Agreement are secured in the U.S. by substantially all domestic assets and in Europe by a pledge of subsidiary stock and assets. The Company was in compliance with covenant targets at March 31, 2010. However, on May 12, 2010, the Company entered into Waiver and Amendment No. 6 to the Credit Agreement with Bank of America to provide a waiver of the Company’s failure to meet the currency adjusted Net Sales covenant for the consecutive three month period ending April 30, 2010 (See Note 16).
     The Company will incur cash costs of approximately $1,224 associated with the July 31, 2009 amendment. Certain of these costs, together with certain legacy deferred financing costs, are required to be charged to expense, and the Company recorded a charge of approximately $1,183 during the first quarter of fiscal year 2010. The balance of these costs, together with the balance of the legacy deferred financing costs, totaling approximately $1,279, will be amortized over the remaining term of the Credit Agreement.
     The July 31, 2009 Credit Agreement Amendment required that the net proceeds related to the settlement of the patent infringement lawsuit (see Note 13 – Legal Proceedings) be used to repay a portion of the Company’s long-term obligation. A payment of approximately $7,700 was made on October 15, 2009. As a result, at March 31, 2010, the balance of the term loan was $468.
     The Company maintains relationships with both foreign and domestic banks, which on a combined basis have extended short and long-term credit facilities to the Company totaling $31,886 including $25,000 under the Credit Agreement revolving credit facility, $468 outstanding under the Credit Agreement term loan and $6,418 under facilities provided by other banks. The amount available for use under the Credit Agreement is limited to $25,000 minus $7,900 by the terms of the July 31, 2009 Credit Agreement Amendment. As of March 31, 2010, the Company had $19,814 outstanding (including Letters of Credit). The amount available under these credit facilities at March 31, 2010 was $3,872.

Note 4 — Net income (loss) per share:
     Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution by securities that could share in the earnings of an entity. The weighted average shares outstanding used to compute diluted net income (loss) per share includes potentially dilutive shares of 36,000 and 47,000, respectively, for the three and nine months ended March 31, 2010. Outstanding options to purchase 1,010,000 shares of the Company’s common stock for the three and nine months ended March 31, 2010, are not included in the above calculation to compute diluted net income per share, as their exercise prices exceeded market value.
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
Note 5 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	March 31, 2010	June 30, 2009
	(in thousands)
Cumulative translation adjustments	$3,016	$3,009
Unrealized (loss) on investments, net of tax benefit of $79 (benefit of $70 at June 30, 2009)	(109)	(96)
Pension and other, net of tax benefit of $340 (benefit of $577 at June 30, 2009)	(632)	(882)

	$2,275	$2,031

Note 6 — Inventories:
     Inventories consist of the following:

	March 31, 2010	June 30, 2009
	(in thousands)
Raw materials	$10,625	$10,295
In process	3,099	3,607
Finished goods	6,288	8,863

	$20,012	$22,765

     Foreign currency translation effects increased inventories by $114 from June 30, 2009 to March 31, 2010.

Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2010 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of June 30, 2009	$22,170	$1,462	$20,708
Effects of currency translation	(207)	(8)	(199)

Balance as of March 31, 2010	$21,963	$1,454	$20,509

     Intangible assets subject to amortization were comprised of the following:

		As of March 31, 2010		As of June 30, 2009
		Gross	Accumulated	Gross	Accumulated
	Amortization Period	Carrying Amount	Amortization	Carrying Amount	Amortization
Intangible Assets:	(Years)	(in thousands)		(in thousands)
Patents and Trademarks	15-20	$11,081	$7,047	$10,998	$6,830
Customer relationships	2 -13	649	192	644	114
Tradename	30	1,469	163	1,508	92
Existing product technology	15	5,095	1,109	5,167	612
Non-compete/solicitation agreements	5	96	62	95	34
Other	5-30	2,195	1,715	2,195	1,715

Total		$20,585	$10,288	$20,607	$9,397

     Amortization expense associated with these intangible assets was $314 and $954, respectively, for the three and nine months ended March 31, 2010 and $442 and $1,098, respectively, for the three and nine months ended March 31, 2009.
Note 8 — Pension and other post-retirement benefits:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three and nine months ended March 31, 2010 and 2009:

	Pension Benefits		Pension Benefits
	For the three months		For the nine months
	ended March 31,		ended March 31,
	2010	2009	2010	2009
	(in thousands)
Service cost	$100	$99	$300	$297
Interest cost	84	56	252	168
Expected return on plan assets	(4)	(5)	(12)	(15)
Amortization of net actuarial gain	(3)	(2)	(9)	(6)

Net periodic benefit cost	$177	$148	$531	$444

     During the three and nine months ended March 31, 2010, respectively, the Company made contributions to the plans of $112 and $282. During the three and nine months ended March 31, 2009, respectively, the Company made contributions to the plans of zero and $217.

Note 9 — Customers:
     During the three months ended March 31, 2010, no customer accounted for more than 10% of the Company’s net sales. During the nine months ended March 31, 2010, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 13% of the Company’s net sales for the nine months ended March 31, 2010, and 12% and 14% of the Company’s net sales for the three and nine months ended March 31, 2009, respectively.
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

	Warranty Amount
	2010	2009
	(in thousands)
Warranty reserve at June 30	$2,626	$5,421
Additional warranty expense accruals	1,928	1,966
Payments against reserve	(2,319)	(3,470)
Effects of currency rate fluctuations	60	(838)

Warranty reserve at March 31	$2,295	$3,079

Note 11 — Stock Based Compensation:
     Total share-based compensation for the three and nine months ended March 31, 2010 and 2009 are summarized in the following table:

	For the three months		For the nine months ended
	ended March 31,		March 31,
	2010	2009	2010	2009
	(in thousands)
Share based compensation
Stock options	$52	$65	$154	$219
Restricted stock	157	217	503	690
Performance shares (a)	—	—	—	—

Total share-based compensation	$209	$282	$657	$909

(a)	Compensation expense $0 based on assessment of probability of achievement
     During the quarter ended December 31, 2009 the Company issued an aggregate of 123,000 restricted stock awards/units with a grant date fair value of $224 and generally a three year vesting period; 123,000 stock option awards with a grant date fair value of $103 and generally a four year vesting period; and 98,000 long term performance share awards with a grant date fair value of $178 and a three year vesting period.

     In addition, the Company issued an aggregate of 50,000 restricted stock units of its Class A shares under the 2005 Equity Compensation Plan during the quarter ended September 30, 2009, with a grant date fair value of $64 and a three year vesting period.
Note 12 — Restructuring:
     October FY 2009 Plan:
     On October 29, 2008, the Company committed to the principal features of a plan to restructure and achieve operational efficiencies in its operations in Germany. Actions under the plan commenced during October 2008 and were substantially completed by December 31, 2008. No non-cash charges were contemplated in connection with the plan. Payments made under the plan were completed by September 30, 2009.

		Payments against	Balance June 30,	Payments against	Balance at
	Initial Reserve	Reserve	2009	Reserve	September 30, 2009
	(in thousands)
Restructuring costs:
Employee termination costs	$681	$(586)	$95	$(95)	$—

Total restructuring costs	$681	$(586)	$95	$(95)	$—

     Quarter 3 FY 2009 Plans:
     In January and March 2009, the Company committed to the principal features of plans to restructure some of its existing operations. These plans included the consolidation of production facilities in Germany, as well as employment reductions in Germany, Sweden, Italy and the U.S. The actions were taken in response to sustained weak market conditions. Actions under the plan commenced during the Company’s third quarter of Fiscal 2009; and the Company substantially completed the actions by June 30, 2009. Nearly all the costs associated with the plans are cash costs, payment of which will continue through Fiscal 2010.

		Payments against	Balance at	Payments against	Balance at
	Initial Reserve	Reserve	June 30, 2009	Reserve	March 31, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$3,836	$(1,802)	$2,034	$(1,700)	$334
Other	$230	$(101)	$129	$—	$129

Total restructuring costs	$4,066	$(1,903)	$2,163	$(1,700)	$463

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
Note 14 — Income Taxes:
     The Company’s effective tax rate is impacted by (i) foreign income tax at rates different than the U.S. statutory rate, (ii) no tax benefit recognized for losses incurred in certain countries as realization of such benefits is not more likely than not, and (iii) impact of foreign and domestic permanent items.
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

At March 31, 2010, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provision and valued as Level 1 are comprised of Marketable Securities. At March 31, 2010, the Company did not have any assets or liabilities recorded at fair values on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.
     There has been no change in the Company’s valuation technique during the quarter ended March 31, 2010.
Note 16 — Subsequent Event:
     The Company and certain of its subsidiaries entered into Waiver and Amendment No. 6 to Credit Agreement (the “Waiver and Amendment”) with Bank of America, N.A., as a Lender and as Administrative Agent, and certain other Lenders, effective as of May 12, 2010. The Waiver and Amendment provides for a waiver by the Lenders of the Company’s failure to meet the Currency Adjusted Net Sales covenant for the consecutive three-month period ending April 30, 2010 and amends the Credit Agreement to change the date for delivery of the Company’s financial projections for the Fiscal Year commencing July 1, 2010, all as further set forth in the Amendment. A copy of the Waiver and Amendment is attached to this Report as Exhibit 10.1, and is incorporated herein by reference.

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
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes during the nine months ended March 31, 2010.
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
Highlights for Three and Nine Months Ended March 31, 2010
•	Revenues increased 9% for the three months ended March 31, 2010 and declined 17% for the nine months ended March 31, 2010, versus the year ago comparable periods. For the three and nine months ended March 31, 2010, currency exchange rate fluctuations favorably impacted revenues by 6% and 3%, respectively.

•	Backlog of $30,244 at March 31, 2010, decreased 24% compared to June 30, 2009.

•	For the three and nine month periods, order intake was up 19% and down 19%, respectively, versus the comparable year ago periods.

•	In July 2009, the Company successfully concluded an amendment to its Credit Agreement with its lenders covering the period through November 21, 2011.

•	The Company agreed to an out of court settlement related to a patent infringement case and recorded a gain of $9,266 in the quarter ended September 30, 2009. Cash proceeds of $9,560 were received in October 2009, and $7,700 of the proceeds was used to repay a portion of the Company’s long term debt obligation.

See discussion below related to the Company’s consolidated results of operations, liquidity and capital resources.
Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009
Consolidated Results
Net Sales
     Net sales for the three months ended March 31, 2010, increased by $3,411, or 9%, to $39,498 from $36,087 for the three months ended March 31, 2009. Currency rate changes attributable to the Company’s overseas operations increased recorded net sales by $2,266 in the current period.
     Net sales in Europe increased $2,770, including $1,592 of favorable effects from exchange rate fluctuations. The increase reflects higher sales of cleaning, spray dampening, water, web controls and parts partially offset by lower service revenue.
     In Asia, net sales including $674 of favorable effects from exchange rate fluctuations increased $1,372. The increase reflects higher shipments of cleaning and spray dampening equipment to the newspaper markets, particularly in Japan.
     Net sales in the Americas decreased $731, primarily reflecting lower demand in the commercial market for cleaning systems.
Gross Profit
     Gross profit for the three months ended March 31, 2010 was $11,734 (29.7% of net sales) compared to $6,021 (16.7% of net sales) for the three months ended March 31, 2009, an increase of $5,713.
     During the quarter ended March 31, 2009 as a result of the deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, a general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization, the Company recorded a $4,250 write down of inventory in the U.S. Currency rate fluctuations increased gross profit by $804 in the current period.
     Gross profit as a percentage of net sales increased as a result of the effect of the higher volume noted above on overhead absorption, lower material and technical service costs, and the absence of the prior year inventory write down.
Selling, General, and Administrative Expenses
     Selling, general and administrative expenses (SG&A) was $7,632 (19% of net sales) for the three months ended March 31, 2010, compared to $8,570 (24% of net sales) for the same period in the prior fiscal year, a decrease of $938 or 11%. Currency rate fluctuations increased these expenses by $420 in the current period. This decrease primarily reflects reduced bad debt expense (the FY 2009 quarter ended March 31, 2009 included an accounts receivable write off of $465), reduced expenses with subcontractors and other outside service providers, lower insurance related accruals, lower trade show and advertising expenses partially offset by higher commissions.
Engineering and Development Expenses
     Engineering and development expenses decreased by $127 over the three months ended March 31, 2009. Currency rate fluctuations increased these expenses by $210 in the current period. This decrease primarily as a result of lower salary and benefits expenses associated with the lower headcount. As a percentage of net sales, engineering and development expenses, as reported, decreased to approximately 9% for the three months ended March 31, 2010 compared to 10% the three months ended March 31, 2009.
Restructuring (Fiscal Year 2009)
     In response to sustained weak market conditions, the Company recorded $4,066 of restructuring costs during the three months ended March 31, 2009, versus $0 in the comparable current year period. The plan primarily included consolidation of production facilities and employment reductions in Germany.
Impairment (Fiscal Year 2009)
     As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, during the quarter ended March 31, 2009, the Company assessed the recoverability of its goodwill carrying value as required. A two-step process was used to test goodwill impairment. The first step was to determine if there was an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment, a second step was performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.
     To estimate the fair value of its reporting units for step one, the Company utilizes a combination of income and market approaches. The income approach applies a discounted cash flow methodology to the Company’s future period projections and a market approach compares the Company’s multiples of revenues and earnings with those of comparable companies.
     Based on the result of the impact of the deteriorating economic and market conditions that had led to a reduced demand for the Company’s products supplied by its Japan reporting unit, the Company recorded a non-cash goodwill impairment charge of $5,658 related to its Japanese reporting unit during the quarter ended March 31, 2009.
Interest and Other
     Interest expense, net, for the three months ended March 31, 2010 was $426 as compared to $428 for the three months ended March 31, 2009. The decrease reflects lower debt levels and interest rates.
     Other income (expense), net, amounted to expense of $69 for the three months ended March 31, 2010 compared to expense of $311 for the three months ended March 31, 2009. Other income (expense), net, for the three months ended March 31, 2010 and 2009, respectively, primarily reflects net foreign currency transaction losses.
Income Taxes
     The Company recorded an income tax expense $72 (effective rate of 35%) for the three months ended March 31, 2010 as compared to a tax benefit of $3,094 for the three months ended March 31, 2009. The tax benefit in Fiscal 2009 reflected the underlying third quarter loss excluding the impairment of goodwill which is not tax deductible. The 2009 effective tax rate of 19% differs from the statutory rate primarily as a result of the non deductibility of the impairment charge coupled with no benefit recognized for losses incurred in certain jurisdictions, as the realization of such benefits was not more likely than not.
Net Income (Loss)
     The Company’s net income amounted to $133 for the three months ended March 31, 2010, compared to a net loss of $13,447 for the three months ended March 31, 2009. Net income per share amounted to $0.01 basic and diluted for the three months ended March 31,

2010, compared to net loss per share of $0.88 basic and diluted for the three months ended March 31, 2009.
Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009
Consolidated Results
Net Sales
     Net sales for the nine months ended March 31, 2010 decreased $23,860, or 17%, to $114,423 from $138,283 for the nine months ended March 31, 2009. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $4,664 for the current period.
     Net sales reflect decreased sales in Europe of $10,575, including $2,120 of favorable effects from exchange rate fluctuations. The decrease is attributable to reduced demand for the Company’s products as a result of the global economic contraction and lack of available financing sources for equipment purchases. OEM press manufacturers in Germany experienced reduced orders and sales, and printers and publishers deferred purchases until final demand and liquidity return to the market.
     In Asia, net sales decreased $6,760, including $2,544 of favorable effects from exchange rate fluctuations. The decrease reflects the impact of the slowing Asian economies in the commercial and newspaper markets for the Company’s cleaning equipment.
     Net sales in the Americas decreased $6,525, primarily reflecting lower demand in the U.S. market for cleaning systems.
Gross Profit
     Gross profit for the nine months ended March 31, 2010 was $33,812 (29.6% of net sales) compared to $37,729 (27.3% of net sales) for the nine months ended March 31, 2009, a decrease of $3,917.
     During the quarter and nine months ended March 31, 2009, as a result of the deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, a general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization the Company recorded a $4,250 write off of inventory in the U.S. Currency rate fluctuations increased gross profit by $1,474 in the current period.
     Gross profit as a percentage of net sales, decreased after giving effect to the inventory write off, (29.6% vs. 30.4%) as a result of continued pricing pressures from OEM and end users, unfavorable overhead absorption related to the reduced volumes and higher material costs. Gross margins include benefits associated with the announced restructuring and cost saving initiatives.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) amounted to $24,639 (21.5% of net sales) for the nine months ended March 31, 2010 compared to $27,918 (20.2% of net sales) for the same period in the prior fiscal year, a decrease of $3,279 or 12%. Currency rate fluctuations increased SG&A $818 during the nine month period. Selling expenses decreased $1,730 while general and administrative expenses decreased approximately $1,549. These decreases primarily reflect the benefits from restructuring and other cost savings resulting in lower salary and fringe benefit expenses, lower subcontractor, consultant, travel, insurance, rent and other SG&A costs.

These reductions were partially offset by approximately $900 of costs related to a special investigation into violation of the Company’s internal control procedures (See Item 4).
Engineering and Development Expenses
     Engineering and development expenses amounted to $9,976 (8.7% of net sales) for the nine months ended March 31, 2010, compared to $12,078 (8.7% of net sales) for the same period in the prior fiscal year, a decrease of $2,102 or 17%. Currency rate fluctuations increased expenses $469 for the current period. The decrease relates primarily to lower salaries, benefits and other employee related costs associated with lower headcount.
Restructuring (Fiscal Year 2009)
     The Company recorded $0 restructuring costs during the nine months ended March 31, 2010, versus $4,747 in the comparable prior year period. The restructuring plan, in response to continued weak market conditions, was designed to achieve operational efficiencies in Germany and consisted primarily of employee terminations and the consolidation of production facilities in Germany.
Impairment (Fiscal Year 2009)
     As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, during the quarter ended March 31, 2009, the Company assessed the recoverability of its goodwill carrying value as required. A two step process was used to test goodwill impairment. The first step was to determine if there was an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment, a second step was performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.
     To estimate the fair value of its reporting units for step one, the Company utilizes a combination of income and market approaches. The income approach applies a discounted cash flow methodology to the Company’s future period projections and a market approach compares the Company’s multiples of revenues and earnings with those of comparable companies.
     Based on the result of the impact of the deteriorating economic and market conditions that had led to a reduced demand for the Company’s products supplied by its Japan reporting unit, the Company recorded a non-cash goodwill impairment charge of $5,658 related to its Japanese reporting unit during the quarter ended March 31, 2009.
Legal Settlement
     During the nine months ended March 31, 2010, the Company recorded a net gain on the settlement of a patent infringement lawsuit of $9,266.
Interest and Other
     Interest expense, net, for the nine months ended March 31, 2010 was $2,626 compared to $1,660 for the nine months ended March 31, 2009. During the quarter ended September 30, 2009, the Company concluded an amendment to its Credit Agreement. Certain costs associated with the amendment, together with legacy deferred financing costs totaling approximately $1,183, were charged to expense during the quarter ended September 30, 2009. The increase was offset by $217 as a result of lower average debt and lower interest rates in the current period versus the period ended March 31, 2009.
     Other (income) expense, net was an expense of $271 for the nine months ended March 31, 2010 compared to income of $938 for the nine months ended March 31, 2009. These amounts are primarily comprised of net foreign exchange gains in fiscal year 2009 and losses in fiscal year 2010.
Income Taxes
     The Company recorded an income tax provision of $1,951 or 35% for the nine months March 31, 2010 compared to an income tax benefit of $1,620 for the nine months ended March 31, 2009. The 2009 tax benefit primarily reflected the underlying year-to-date loss excluding the impairment of goodwill which is not tax deductible. The 2009 effective tax rate of 12% differs from the statutory rate primarily as a result of the non-deductibility of the impairment charge coupled with no benefit recognized for losses incurred in certain jurisdictions, as the realization of such benefits was not more likely than not.
     The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance, either positive or negative, would be recorded in the statement of operations for the period that the adjustment was determined to be required.
Net Income (Loss)
     The Company’s net income was $3,615 for the nine months ended March 31, 2010, compared to a loss of $11,774 for the nine months ended March 31, 2009. Net income per share amounted to $0.23 basic and diluted for the nine months ended March 31, 2010, compared to net loss per share of $0.77 basic and diluted for the nine months ended March 31, 2009.
Liquidity and Capital Resources at March 31, 2010
     Cash flows from operating, investing and financing activities, reflected in the nine months ended March 31 in the Consolidated Statement of Cash Flows, are summarized as follows (in thousands):

Cash provided by (used for):	2010	2009
Operating activities	$8,905	$2,764
Investing activities	(463)	(1,721)
Financing activities	(10,690)	4,964
Effect of exchange rate changes on cash	204	(592)

Net increase (decrease) in cash and cash equivalents	$(2,044)	$5,415

     Cash provided by operating activities increased $6,141 during the nine months ended March 31, 2010 versus the prior year period. The increase in cash provided reflects (i) receipt of the proceeds from the legal settlement with a German competitor (ii) lower compensation payments associated with management incentives and lower utilization of vacation accruals and (iii) timing of payment of accounts and notes payable. Partially offsetting these increases were lower collections on accounts/notes receivable and customer deposits.
     The amount utilized for investing includes additions to property, plant and equipment and patents and trademarks for the nine months ended March 31, 2010 and 2009 of $463 and $1,721 respectively.
     During the quarter ended September 30, 2009, the Company agreed to an out-of-court settlement agreement with a German competitor related to a long-standing patent infringement case. As a result, the Company received settlement funds of euro 6.5 million ($9.6 million) in October 2009. Cash used by financing activities of $10,690 for the period ended March 31,

2010 reflects the use of the net cash proceeds from the legal settlement of approximately $7,700 to repay the term loan in accordance with the provisions of the July 31, 2009 Credit Agreement amendment. In addition, cash used for financing activities reflects the scheduled term loan payments of approximately $2,483 and payment of debt financing costs of $752. These payments were partially offset by borrowings under the revolving Credit Agreement of $726. Cash provided by financing activities for the period ended March 31, 2009 reflected net borrowings in excess of debt repayments.
     On July 31, 2009, the Company concluded an amendment to its Credit Agreement with Bank of America. The amendment modified the Credit Agreement as follows: (i) all borrowings bear interest at LIBOR plus 4.50%, or in the case of loans denominated in U.S. dollars, at the Company’s option, at the prime rate plus 3.00%, (ii) reduced the amount of the revolving credit commitment from $35,000 to $25,000, provided that the aggregate of all revolving loans outstanding plus $7,900 does not exceed $25,000 and (iii) increased the collateral as security for the agreement. The term of the permanent facility remained at five years under the July 31, 2009 amendment, maturing on November 21, 2011. Borrowings under the Credit Agreement are secured in the U.S. by substantially all of the Company’s domestic assets (approximately $20,000) and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and the stock of certain Asian subsidiaries. The Credit Agreement requires the Company to satisfy minimum EBITDA, Fixed Charge Coverage Ratio, Total Funded Debt Ratio, Minimum Currency Adjusted Net Sales, Capital Expenditures and Minimum Liquidity tests. The Company was in compliance with covenant targets at March 31, 2010. However, on May 12, 2010, the Company entered into Waiver and Amendment No. 6 to the Credit Agreement with Bank of America to provide a waiver of the Company’s failure to meet the currency adjusted Net Sales covenant for the consecutive three month period ending April 30, 2010.
     The Company will incur cash costs of approximately $1,224 associated with the July 31, 2009 amendment ($405 in fiscal year 2009). Certain of these costs, together with certain legacy deferred financing costs, are required to be charged to expense, and the Company recorded a charge of approximately $1,183 during the first quarter of fiscal year 2010. The balance of these costs, together with the remaining legacy deferred financing costs, aggregating approximately $1,279, will be amortized over the remaining term of the amended agreement.
     The Company maintains relationships with both foreign and domestic banks, which on a combined basis have extended short and long-term credit facilities to the Company totaling $31,886 including $25,000 under the Credit Agreement revolving credit facility, $468 outstanding under the Credit Agreement term loan and $6,418 under facilities provided by other banks. The amount available for use under the Credit Agreement is limited to $25,000 minus $7,900 by the terms of the July 31, 2009 Credit Agreement Amendment. As of March 31, 2010, the Company had borrowings of $19,814 outstanding (including Letters of Credit). The amount available under these credit facilities at March 31, 2010 was $3,872.
     The Company believes that its cash flows from operations, together with the available bank lines of credit are sufficient to finance its working capital and other capital requirements through the term of the Credit Agreement.
     At March 31, 2010 and June 30, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risks that could arise if the Company had engaged in such relationships.

The following summarizes the Company’s contractual obligations at March 31, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at March 31,						2015 and
	2010 (1)	2010 (1)	2011	2012	2013	2014	thereafter
Contractual obligations:
Loans payable	$4,279	$4,279	$—	$—	$—	$—	$—
Capital lease obligations	123	34	86	3	—	—	—
Long-term debt	14,459	468	—	13,991	—	—	—
Non-cancelable operating lease obligations	23,538	1,713	5,393	4,256	3,338	2,158	6,680
Purchase commitments (materials)	9,165	7,018	1,905	242	—	—	—
Supplemental compensation	8,401	660	973	735	943	756	4,334
Restructuring payments	463	463	—	—	—	—	—
Interest expense (2)	1,119	177	665	277	—	—	—

Total contractual cash obligations	$61,547	$14,812	$9,022	$19,504	$4,281	$2,914	$11,014

(1)	Includes only the remaining three months of the fiscal year ending June 30, 2010.

(2)	Interest reflects interest rates based on amendment in force at March 31, 2010.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes during the nine months ended March 31, 2010.

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
     During the nine months ended March 31, 2010, the Company has taken actions to remediate these material weaknesses. The Company hired experienced, qualified executives to assume the responsibilities of general manager and controller at its Lenexa, Kansas operation as permanent replacements for the persons who performed these functions.
     Additionally, the Company hired an internal auditor to regularly review the observance of the Company’s policies, procedures and internal controls globally. Management has continued the process that began during the first quarter of providing additional training with respect to the Company’s ethics and whistleblower policies, as well as the Company’s operating policies and procedures and internal controls, primarily in the areas related to revenue.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes to improve the effectiveness of its internal controls and to ensure that its systems evolve with the Company’s business.
     These efforts will lead to various changes in internal control over financial reporting, which management believes will, when fully implemented during the current fiscal year, be effective in remediating the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of the Company’s Annual Report on Form 10-K. During the quarter ended March 31, 2010, other than those referenced above, the Company has not made changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information

ITEM 1A.	Risk Factors
     The following is an update to Item 1A — Risk Factors contained in the Company’s Annual Report on Form 10-K for its Fiscal Year ended June 30, 2009. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K.
Risks associated with indebtedness.
     The Company has indebtedness. As of March 31, 2010, the Company’s total indebtedness was $18,738, including $14,459 under its secured credit facility. Borrowings under the Company’s Credit Agreement are secured by the assets of the Company. Under the terms of the Credit Agreement, the Company is required to satisfy certain financial covenants. At March 31, 2010, the Company was in compliance with the financial covenants contained in its Credit Agreement. However, on May 12, 2010, the Company entered into Waiver and Amendment No. 6 to the Credit Agreement with Bank of America to provide a waiver of the Company’s failure to meet the currency adjusted Net Sales covenant for the consecutive three month period ending April 30, 2010.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the quarter ended March 31, 2010.

ITEM 5.	Other Events
     The Company and certain of its subsidiaries entered into Waiver and Amendment No. 6 to Credit Agreement (the “Waiver and Amendment”) with Bank of America, N.A. as a Lender and as Administrative Agent, and certain other Lenders, effective as of May 12, 2010. The Waiver and Amendment provides for a waiver by the Lenders of the Company’s failure to meet the Currency Adjusted Net Sales covenant for the consecutive three-month period ending April 30, 2010 and amends the Credit Agreement to change the date for delivery of the Company’s financial projections for the Fiscal Year commencing July 1, 2010, all as further set forth in the Amendment. A copy of the Waiver and Amendment is attached to this Report as Exhibit 10.1, and is incorporated herein by reference.
     On May 13, 2010, the Company reported its results of operations for the three and nine month periods ended March 31, 2010. Details of this announcement are contained in the press release of the Company dated May 13, 2010, and furnished with this quarterly report on Form 10-Q as Exhibit 99.1.

ITEM 6.	Exhibits

10.1	Waiver and Amendment No. 6 to Credit Agreement by and among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH and Oxy-Dry Maschinen GmbH as Borrowers, various lenders party thereto as Lenders, and LaSalle Bank National Association as Administrative Agent and Lender, dated and effective as of May 12, 2010 (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

99.1	Company Press Release entitled “Baldwin Announces Positive Results in Q3 FY2010” dated May 13, 2010 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
	BY	/s/ John P. Jordan
John P. Jordan
Dated: May 17, 2010		Vice President, Chief Financial Officer and Treasurer