Form 10-K
period 2010-06-30
BALDWIN TECHNOLOGY CO INC
filed 2010-09-28
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010	Commission file number 1-9334
Baldwin Technology Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3258160 (I.R.S. Employer Identification No.)

2 Trap Falls Road, Suite 402 Shelton, Connecticut (Address of principal executive offices)	06484 (Zip Code)
Registrant’s telephone number, including area code: 203-402-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Class A Common Stock	NYSE Amex
Par Value $.01
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on December 31, 2009, as reported by the New York Stock Exchange on that date, was $17,261,076.
     Number of shares of Common Stock outstanding at June 30, 2010:

Class A Common Stock	14,471,363
Class B Common Stock	1,092,555

Total	15,563,918
Documents Incorporated By Reference
     Items 10, 11, 12, 13 and 14 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2010 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

CAUTIONARY STATEMENT — This Annual Report on Form 10-K may contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Baldwin Technology Company, Inc. (the “Company”) cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company’s forward-looking statements are set forth in Item 1A “Risk Factors” to this Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

PART I
Item 1. Business
     Baldwin Technology Company, Inc. (“Baldwin” or the “Company”) is a leading global supplier of process automation equipment for the printing and publishing industry. The Company offers its customers a broad range of products designed to enhance the product quality and the productivity and cost-efficiency of the print manufacturing process, while addressing safety issues and reducing the environmental impact from the printing process. Baldwin’s products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems, drying and curing systems, blending and packaging services, and related services and parts.
     The Company sells its products both to printing press manufacturers who incorporate the Company’s products into their own printing press systems for sale to printers and publishers and directly to printers and publishers to upgrade the quality and capability of their existing and new printing presses. The Company does not consider its business to be seasonal. However, customer order patterns and delivery schedules could cause revenue in select periods to fluctuate. The Company has product development and production facilities, and sales and service operations, in strategic markets worldwide.
Industry Overview
     The Company defines its business as that of providing process automation equipment for the printing and publishing industry. The Company believes that, as an independent company, it produces one of the most complete lines of process automation products in the printing industry.
     The Company’s products are used by printers engaged in all commercial and newspaper printing processes including lithography, flexography and digital printing. The largest share of its business is in offset (lithographic) printing. Offset printing is the largest segment of the domestic and international printing market and is used primarily for general commercial printing as well as printing books, magazines, business forms, catalogs, greeting cards, packaging and newspapers. The Company’s products are designed to improve the printing process in terms of quality, effect on the environment, safety, productivity and reduction of waste.
     While offset printing represents the largest segment of the U.S. printing industry, it is also the dominant technology in the international printing market. The Company believes that the future growth of its products in international markets will be attributable in part to the increased use of its products in emerging markets. The Company has established operations in strategic geographic locations to take advantage of growth opportunities in those markets. Baldwin’s worldwide operations enable it to closely monitor market and new product developments in different printing markets and to introduce new products, or adapt existing ones, to meet the printing equipment requirements of specific local markets throughout the world.
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
     Cleaning Systems. The Company’s Cleaning Systems and related consumable products clean the rollers, cylinders and paper of a printing press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner, Guide Roll Cleaner and Web Paper Cleaner, all of which reduce paper waste, volatile organic compound (“VOC”) emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2010, 2009 and 2008, net sales of Cleaning Systems represented approximately 52.7%, 49.6% and 50.8% of the Company’s net sales, respectively.
     Fluid Management Systems. The Company’s Fluid Management Systems measure and control the supply, temperature, cleanliness, chemical balance and certain other characteristics of the fluids used in the printing process. Among the most important of these products are the Company’s Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2010, 2009 and 2008, net sales of Fluid Management Systems represented approximately 17.0%, 19.0% and 18.9% of the Company’s net sales, respectively.
     Other Process Automation Products, Parts, Services and Miscellaneous Products. The Company’s Web Press Protection Systems (web severers and web catchers), designed in response to the increasing number of web leads used in printing today’s colorful newspapers as well as to the growing demand for high speed commercial web presses, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company’s Ink Control Systems regulate many aspects of the ink feed systems on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems, which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers, Gluing Systems and service and parts. In addition, the Company provides customized dry ingredient blending and packaging services to the food industry and offers a variety of anti-offset spray powders to the graphic arts industry. In the fiscal years ended June 30, 2010, 2009 and 2008, net sales of Other Products represented approximately, 30.3%, 31.4% and 30.2% of the Company’s net sales, respectively.
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
     The following table sets forth the percentages of the Company’s net sales attributable to its geographic regions for the fiscal years ended June 30, 2010, 2009 and 2008:

	Years Ended June 30,
	2010	2009	2008
Americas	22%	23%	21%
Europe	47%	48%	53%
Asia/Australia	31%	29%	26%

Total	100%	100%	100%

     In North, Central and South America, the Company operates through its U.S. subsidiaries and throughout Central and South America through dealers. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England and the Netherlands. In Asia, the Company operates through its subsidiaries in India, Japan, China and Singapore. The Company also operates in Australia through its Australian subsidiary. All of the Company’s subsidiaries are wholly owned except for two subsidiaries, one in which the Company holds a 90% interest, and another in which the Company holds an 80% interest.
Acquisition Strategy
     As part of its growth strategy, the Company investigates potential strategic acquisitions of companies and product lines in related business areas. This strategy involves: (i) acquiring entities that will strengthen the Company’s position in the field of process automation equipment and related consumables for the printing and publishing industry and whose products can be sold through the Company’s existing distribution network; (ii) acquiring entities allowing entry to new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company’s manufacturing and marketing expertise and financial support. Subsequent to an acquisition, the Company’s intention would be to integrate the processes and controls of the acquired company with those of the Company with the objective of enhancing sales, productivity and operating results.

Marketing, Sales and Support
     Marketing and Sales. While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 95 employees devoted to marketing and sales activities in its three principal markets and more than 124 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks to printing press manufacturers (“OEMs”), newspaper publishers, and commercial printers. For the fiscal year ended June 30, 2010, approximately 34% of the Company’s net sales were to OEMs and approximately 66% were directly to printers.
     Support. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 101 service technicians, who are complemented by product engineers, to provide field service for the Company’s products on a global basis.
     Backlog. The Company’s backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders. The Company’s backlog was $29,880,000, including $4,365,000 associated with the acquisition of Nordson UV Ltd. and Horizon Lamps, Inc. (“Nordson UV”), as of June 30, 2010, $38,693,000 as of June 30, 2009 and $48,420,000 as of June 30, 2008.
     Customers. For the fiscal year ended June 30, 2010, one customer accounted for more than 10% of the Company’s net sales and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 14% of the Company’s net sales and trade accounts receivable. The ten largest customers of Baldwin (including KBA) accounted for approximately, 39%, 48% and 46%, respectively, of the Company’s net sales for the fiscal years ended June 30, 2010, 2009 and 2008. Sales of Baldwin’s products are not considered seasonal.
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
     Baldwin employs approximately 101 persons whose primary function is new product development, application engineering or modification of existing products. The Company’s total expenditures for engineering and development for the fiscal years ended June 30, 2010, 2009 and 2008 were approximately 8.9%, 8.4% and 7.9% of the Company’s net sales in each such fiscal year, respectively.
Patents
     The Company owns a number of patents and patent applications relating to a substantial number of Baldwin’s products; and patented products represent a significant portion of the Company’s net sales for all periods presented. The Company’s patents expire at different times during the next twenty years. The expiration of patents in the near future is not expected to have a material adverse effect on the Company’s net sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.
Manufacturing
     The Company conducts its operations, primarily assembly and quality control, through a number of operating subsidiaries. In North America, the Company has facilities in Kansas, Illinois and Pennsylvania. In Europe, the Company has facilities in Germany, Sweden and the U.K. In Asia, Baldwin has facilities in India, Japan and China.

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
     The Company competes by offering customers a broad, technologically advanced product line, combined with a well-known reputation for the reliability of its products and its commitment to service and after-sale support. The Company’s ability to compete effectively in the future will depend upon the continued reliability of its products, its after-sale support, its ability to keep its market position with new proprietary technology and its ability to develop innovative new products which meet the changing demands of the printing and publishing industry.
Employees
     At June 30, 2010, the Company employed 592 persons (plus 78 temporary and part-time employees) of which 206 are production employees, 95 are marketing, sales and customer service employees, 202 are development, engineering and technical service employees and 89 are management and administrative employees. In Europe, some employees are represented by various unions under contracts with indefinite terms: in Sweden, approximately 71 of the Company’s 88 employees are represented by the Ledarna (SALF), Metall, or Svenska Industritjanstemanna Forbundet unions. The Company considers relations with its employees and with its unions to be good.
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
     The Company’s operating results are subject to fluctuations from period-to-period, which could cause it to miss expectations about these results and, consequently, could adversely affect the trading price of the Company’s stock. The results of the Company’s operations for any quarter are not necessarily indicative of results to be expected in future periods. The Company’s operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of factors such as the impact of continuing economic difficulties, increased competition in the printing equipment industry, the introduction and market acceptance of new and alternative printing and information distribution technologies and standards, changes in general economic conditions and changes in economic conditions specific to the Company’s industry. Further, the Company’s revenues may vary significantly from quarter to quarter as a result of, among other factors, the timing of shipments by customers, changes in demand and mix for the Company’s products and consumables, and the timing of new product announcements and releases by the Company or its competitors. Finally, the operating results of the Company are dependent upon management’s ability to control manufacturing costs as well as operating expenses in view of the Company’s business environment.
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
     The Company’s business is subject to risks as a result of its international operations. A significant portion of the Company’s business is conducted internationally. Accordingly, future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, regulatory, political and economic conditions in a specific country or region, trade protection measures and other regulatory requirements, business and government spending patterns, and natural disasters. Because the Company generates revenues and expenses in various currencies, including the U.S. dollar, euro, Swedish krona and Japanese yen, the Company’s financial results are subject to the effects of fluctuations of currency exchange rates. The Company cannot predict, however, when exchange rates or price controls or other restrictions on the conversion of foreign currencies could impact the Company’s business. Any or all of these factors could have an adverse impact on the Company’s business and results of operations.
     The Company’s growth strategy may include alliances and/or licenses or acquisitions of technologies or businesses, which entail a number of risks. As part of the Company’s strategy to grow its business, the Company may pursue alliances and/or licenses of technologies from third parties or acquisitions of complementary product lines or companies, and such transactions could entail a number of risks. The Company may expend significant costs in investigating and pursuing such transactions, and such transactions may not be consummated. If such transactions are consummated, the Company may not be successful in integrating the acquired technology or business into the Company’s existing business to achieve the desired synergies. Integrating acquired technologies or businesses may also require a substantial commitment of the Company’s management’s time and attention. The Company may expend significant funds to implement an alliance and/or acquire such technologies or businesses, and may incur unforeseen liabilities in connection with any alliance and/or acquisition of a technology or business. Any of the foregoing risks could result in an adverse effect on the Company’s business, results of operations and financial conditions.
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

     Reliance on significant customers. In fiscal 2010, the Company had one significant customer that individually accounted for 14% of net sales. The Company anticipates, but cannot assure, that this customer will continue to be significant in fiscal 2011. The loss of, or a significant decrease in sales to, this customer would have a material adverse effect on the Company’s financial condition and results of operation. In addition, the Company’s ten largest customers accounted for approximately 39% of the Company’s net sales for the fiscal year ended June 30, 2010.
     Banking and financing relationships. The Company’s continued effective operating presence in the marketplace is dependent upon its financing arrangements with its banks. The Company cannot predict if those relationships will always be supportive.
Industry Risks
     If the United States and other significant global economies remain in recession, the demand for the Company’s products could remain lower and the Company’s revenue may be materially adversely affected. The demand for the Company’s products is dependent upon various factors, many of which are beyond the Company’s control. For example, general economic conditions may affect or delay expenditures for advertising and printing, which may in turn affect the overall capital spending by publishers and printers, particularly for capital equipment such as printing presses. If, as a result of general economic uncertainty or otherwise, companies reduce their capital spending levels, such a decrease in spending could reduce demand for the Company’s products and have a material adverse effect on the Company’s business.
     Since 2008, financial markets throughout the world have been experiencing disruption, including volatility in securities prices, diminished liquidity and credit availability, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the continuing economic downturn have and will adversely impact the Company’s business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. As the slowdown continues, reduced capital spending by OEMs and end users has already adversely affected and may continue to adversely affect the Company’s product sales. The impact from the slowdown could necessitate further testing for impairment of goodwill, other intangible assets, and long-lived assets and may negatively impact the valuation allowance with respect to the Company’s deferred tax assets. In addition, cost reduction actions may be necessary which would lead to additional restructuring charges. As credit in financial markets tightens, the general economic downturn has adversely affected the ability of the Company’s customers and suppliers to obtain financing for significant purchases. The tightening could result in a decrease in or cancellation of orders for the Company’s products and services, could negatively impact the Company’s ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of continued contraction in the Company’s sales, could lead to dated inventory and require additional reserves for obsolescence.
     The Company may not be able to adequately respond to changes in technology affecting the printing industry. The Company’s continuing product development efforts have focused on refining and improving the performance of the Company’s products as they relate to printing, and the Company anticipates that it will continue to focus its efforts in this area. The printing and publishing industry has been characterized in recent years by rapid and significant technological changes and frequent new product introductions. Current competitors or new market entrants could introduce new or enhanced products with new features or with features incorporating the Company’s technologies which could render the Company’s technologies obsolete or less marketable. The Company’s future success will depend, in part, on the Company’s ability to:
•	use leading technologies effectively;
•	continue to develop the Company’s technical expertise and patented position;
•	enhance the Company’s current products and develop new products that meet changing customer needs;
•	time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases;
•	adjust the prices of the Company’s existing products to increase customer demand;
•	successfully advertise and market the Company’s products;
•	influence and respond to emerging industry standards and other technological changes; and
•	adjust products and services to accommodate substitution of non-traditional digital technologies for traditional print on paper.
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
Investment Risks
     Failure to achieve and maintain effective internal controls could adversely affect the Company’s ability to report its financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its stock. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management is required to periodically evaluate the design and effectiveness of disclosure controls and procedures and assess the effectiveness of internal controls over financial reporting. Management has concluded that internal controls and procedures over financial reporting were effective as to design and effectiveness as of June 30, 2010. Management has further concluded that the identified and reported material weakness as of June 30, 2009 has been effectively remediated. Failure to maintain existing effective controls could have an adverse effect on the Company’s business, operating results and stock price. For a more detailed discussion of the Company’s disclosure controls and procedures and internal control over financial reporting, see Item 9A of this Annual Report on Form 10-K.
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
Risks associated with indebtedness
     The Company has indebtedness. As of June 30, 2010, the Company’s total indebtedness was $20,980,000 including $13,933,000 under its secured credit facility. Borrowings under the Company’s Credit Agreement are secured by the assets of the Company. Under the terms of the Credit Agreement, the Company is required to satisfy certain financial covenants. At June 30, 2010, the Company was in compliance with the financial covenants contained in its Credit Agreement pursuant to the terms of the Waiver and Amendment No. 7 to the Credit Agreement dated June 9, 2010.
     On September 28, 2010, the Company entered into Amendment #8 to the Credit Agreement (the “Amendment #8”) with Bank of America. The terms of the Amendment #8 provide covenants through the term of the Credit Agreement. The Company expects to be in compliance with the covenants in the Amendment #8, but a decline in the Company’s financial performance could have a material adverse effect on the Company, including the Company’s ability to retain its existing financing or obtain additional financing; or any such financing may not be available on terms favorable to the Company. The Company’s ability to make expected repayments of borrowings under its Credit Agreement and to meet its other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.
     The Company’s Credit Facility matures November 21, 2011, and the Company may be unable to renew or replace this financing. The Company has significantly reduced the carrying value of its Credit Facility and is, and has been, in compliance with all debt covenants, as amended. The Company has begun preliminary discussions regarding renewal of its Credit Facility and anticipates finalizing a renewal or replacement Credit Agreement although there are no assurances that such agreement will be completed by the loan maturity date.

Item 1B. Unresolved Staff Comments
     None
Item 2. Properties —
     The Company owns and leases various manufacturing and office facilities aggregating approximately 491,000 square feet at June 30, 2010. The table below presents the locations and ownership of these facilities: (in thousands)

	Square	Square	Total
	Feet	Feet	Square
	Owned	Leased	Feet
United States	0	179	179
Germany	0	144	144
Sweden	13	53	66
Japan	0	24	24
All other, foreign	0	78	78

Total square feet owned and leased	13	478	491

     The Company believes that its facilities are adequate to carry on its business as currently conducted.
Item 3. Legal Proceedings
     Baldwin is involved from time to time in various legal proceedings, including actions with respect to commercial, intellectual property and employment matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. However, the outcome of litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of the cases currently in litigation. The Company believes that the ultimate outcome of any such cases will not have a material adverse effect on its results of operations, financial position or cash flows; however, there can be no assurances that an adverse determination would not have a material adverse effect on the Company.
     Additionally, information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Note 19) and is incorporated herein by reference.
Item 4. Reserved
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

	High	Low
2008 (calendar year)
First Quarter	$4.70	$2.18
Second Quarter	$3.19	$2.24
Third Quarter	$3.21	$2.19
Fourth Quarter	$2.54	$1.57

2009 (calendar year)
First Quarter	$1.80	$0.73
Second Quarter	$1.31	$0.87
Third Quarter	$1.63	$0.96
Fourth Quarter	$2.00	$1.15

2010 (calendar year)
First Quarter	$1.38	$1.02
Second Quarter	$1.57	$1.17
Third Quarter (through September 10, 2010)	$1.38	$1.14
     Class B Common Stock
     The Company’s Class B Common Stock has no established public trading market. However, Class B shares are convertible, one-for-one, into Class A shares, upon demand. During the fiscal year ended June 30, 2010, one holder of the Company’s Class B Common Stock converted 50,000 shares into shares of the Company’s Class A Common Stock.
     Approximate Number of Equity Security Holders
     As of September 10, 2010, the number of record holders of the Company’s Class A and Class B Common Stock totaled 217 and 17, respectively. The Company believes, however, that there are approximately 1,500 beneficial owners of its Class A Common Stock.
     Dividends
     Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company’s Board of Directors. However, the Company’s Credit Agreement prohibits the payment of dividends. Under the Company’s Certificate of Incorporation, no dividend in cash or property also permitted to be declared or paid on shares of the Company’s Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on the shares of Class B Common Stock (see Note 10 to the Consolidated Financial Statements).
     Purchases of Equity Securities by Issuer and Affiliated Purchasers
     There was no activity under the Company’s stock repurchase program during the quarter ended June 30, 2010.
     Performance Graph
     The following Performance Graph compares the Company’s cumulative total stockholder return on its Class A Common Stock for the five fiscal years ended June 30, 2010 with the cumulative total return of the NYSE Amex Composite Index, and a peer group composed of publicly traded companies (customers and competitors) in the printing equipment business. The companies included in the peer group are: Baldwin Technology Company, Inc., Heidelberger Druckmaschinen, Koenig & Bauer AG, Komori Corporation, Presstek, Inc. and technotrans AG (the currencies of all foreign listed companies were converted to USD for the time periods indicated). The comparison assumes $100 was invested on June 30, 2005 in the Company’s Class A Common Stock and in each of the foregoing indices and assumes reinvestment of all dividends. Total stockholder return is calculated using the closing price of the stock on the last trade date of each fiscal year. The stock price performance shown is not intended to forecast or be indicative of the possible future performance of the Company’s Class A Common Stock.

Comparison of Five Year Cumulative Total Return (*) Among Baldwin
Technology Company Inc., the NYSE Amex Composite Index and a Peer Group

For the year ended	Baldwin Technology
June 30,	Company, Inc.	Peer Group	NYSE Amex Composite
2006	174.19	145.45	124.41
2007	194.52	159.02	155.25
2008	76.13	91.32	152.02
2009	32.26	40.38	112.25
2010	38.06	48.00	133.12

*	$100 invested on June 30, 2005 in stock or index — including reinvestment of dividends. (Fiscal year ending June 30.)
     Unregistered Sales of Equity Securities
     On July 8, 2010, the Company entered into an advisory agreement (the “Advisory Agreement”) with OBX Partners LLC (“OBX”), a Florida limited liability company, under which OBX will act as a financial advisor and strategic consultant to the Ad Hoc Advisory Committee of the Board of Directors of the Company. As part of the consideration for the services to be rendered pursuant to the Advisory Agreement, the Company granted to OBX an option (the “Option”) to purchase 300,000 shares of the Company’s Class A Common Stock (the “Shares”) at an exercise price per share of $1.26, exercisable on or after October 1, 2011. The Option will terminate on November 16, 2010 if OBX has not substantially completed the engagement; if not previously terminated, the Option will terminate on September 30, 2020. Neither the Option nor the Shares to be issued upon exercise of the Option have been registered under the Securities Act of 1933 in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Selected Financial Data
          (amounts in thousands except per share data)
The Company’s statement of operations and balance sheet data have been derived from the Company’s audited, Consolidated Financial Statements (including the Consolidated Balance Sheets of the Company at June 30, 2010 and 2009 and the related Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 2010, 2009 and 2008 appearing elsewhere herein). Certain transactions have affected comparability: Fiscal year 2010 results continued to be negatively affected by the impact of the ongoing global economic downturn on the printing and publishing marketplace and tightening in credit markets. As a result, during the fourth quarter of fiscal year ended June 30, 2010 the Company recorded a restructuring charge of $540. In addition, during the fourth quarter of the fiscal year ended June 30, 2010, the Company concluded the acquisition of Nordson UV. The acquisition resulted in a gain of $2,960, and the acquired company is included in the financial statements from the date of acquisition. During the first quarter of the fiscal year ended June 30, 2010, the Company received $9,600 in cash and recorded a gain on the settlement of a long standing patent infringement lawsuit of $9,266 and incurred $911 of costs related to an investigation of violations of the Company’s internal control policies and procedures and $1,183 of costs associated with an amendment to its credit facility. During the fiscal year ended June 30, 2009, as the global economic climate continued to deteriorate and the market for printing equipment faced significant challenges, the Company implemented cost reduction and restructuring programs and recorded $4,747 of charges associated with the restructuring. In addition, during the third quarter of fiscal year 2009, the Company recorded a goodwill impairment charge of $5,658 and additional inventory and accounts receivable reserves totaling $4,715. During the fiscal year ended June 30, 2008, the Company released approximately $1,640 of the valuation allowance for net deferred tax assets associated with its U.S. operations. In addition, fiscal year ended June 30, 2008 reflects a full year of ownership of both the Oxy-Dry group of companies (“Oxy-Dry”) and Hildebrand Systeme GmbH (“Hildebrand”). During the fiscal year ended June 30, 2007, the Company acquired Oxy-Dry and Hildebrand. The results of the acquired companies are included in the financial statements from the dates of acquisition. Also, during fiscal year 2007, the Company released approximately $2,500 of the valuation allowance for net deferred tax assets associated with its U.S. operations.
     The following information should be read in conjunction with the aforementioned financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$151,818	$176,572	$236,330	$201,477	$179,380
Cost of goods sold	106,682	123,143	161,499	135,493	118,995
Inventory reserve	—	4,250	—	—	—

Gross profit	45,136	49,179	74,831	65,984	60,385
Selling, general and administrative expenses	32,881	36,209	44,205	37,954	34,526
Research, development and engineering expenses	13,467	14,989	18,640	16,913	15,181
Restructuring charges	540	4,747	960	994	—
Impairment of goodwill	—	5,658	—	—	—
Legal settlement income, net of expenses	9,266	—	—	—	—

Operating income (loss)	7,514	(12,424)	11,026	10,123	10,678
Interest expense	3,065	2,305	3,127	2,272	1,074
Interest (income)	(7)	(37)	(183)	(210)	(125)
Royalty (income), net	—	—	—	—	(200)
Gain on bargain purchase	2,960	—	—	—	—
Other expense (income), net	410	(868)	(271)	253	162

Income (loss) before income taxes	7,006	(13,824)	8,353	7,808	9,767
Provision (benefit) for income taxes	1,978	(2,013)	1,862	1,034	3,460

Net income (loss)	$5,028	$(11,811)	$6,491	$6,774	$6,307

Income (loss) per share:
Basic income (loss) per share	$0.32	$(0.77)	$0.42	$0.45	$0.42

Diluted income (loss) per share	$0.32	$(0.77)	$0.41	$0.43	$0.40

Weighted average number of shares:
Basic	15,477	15,329	15,444	15,169	14,966

Diluted	15,524	15,329	15,730	15,716	15,713

	June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Working capital	$29,224	$27,382	$32,137	$35,172	$30,014
Total assets	$122,496	$128,005	$160,327	$157,794	$113,242
Short-term debt	$4,914	$7,687	$7,239	$5,750	$3,475
Long-term debt	$16,066	$20,300	$17,963	$26,929	$7,080
Total debt	$20,980	$27,987	$25,202	$32,679	$10,555
Shareholders’ equity	$51,749	$47,635	$62,282	$55,154	$46,412
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          (amounts in thousands except share and per share data)
     General. The following is management’s discussion and analysis of certain factors which have affected the Consolidated Financial Statements of Baldwin Technology Company, Inc. (“Baldwin” or the “Company”).
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to comply with requirements of credit agreements; the availability of funding under such agreements; the ability to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions in the U.S. and other foreign locations, (iii) the ability to obtain, maintain and defend challenges against valid patent protection of certain technology, primarily as it relates to the Company’s cleaning systems, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (viii) competitive market influences. Additional factors are set forth in

Item 1A “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     Baldwin’s discussion and analysis of its financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Baldwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Baldwin continually evaluates its estimates, including those related to bad debts, inventories, investments, asset impairments, intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, contingencies and litigation. Baldwin bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     The terms of sale are generally recited in purchase orders, which may contain formal product acceptance clauses. Occasionally, clauses may be included in a contract or purchase order that require acceptance related to certain specifications as outlined in the contract or purchase order. In these instances, the nature of the acceptance is evaluated to ensure that the Company has met the applicable criteria concurrent with the shipment of equipment to the customer to ensure that revenue recognition is appropriate in the circumstances.
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
     Baldwin provides reserves for estimated obsolescence in inventory or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Due to the continued deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization, the Company recorded a $4,250 additional reserve for obsolescence during the third quarter of fiscal year 2009 for its U.S. inventories.
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
     The Company tests goodwill for impairment at the reporting unit level at least annually in May of each fiscal year. The Company has identified seven reporting units in accordance with ASC 350-20-35 as the lowest level of an entity that is a business, that can be distinguished from other activities, operations, and assets of the entity and for which discrete financial information is available and regularly reviewed by management.
     The fair value of each reporting unit is determined utilizing an equal weighting of a combination of income and market approaches of the reporting unit and comparing the fair value with its recorded book value. The income approach applies a discounted cash flow methodology to the Company’s future period projections, and a market approach compares the Company’s multiples of revenues and earnings with those of comparable companies. The Company considers the combination of valuation techniques, which utilizes internal analysis and external valuations and utilizes both income and market approach to determine fair value, provides a better estimate of the fair value of the reporting unit as opposed to reliance on one valuation technique. Significant estimates and assumptions are inherent in the valuations that reflect a consideration of other marketplace participants, the amount and timing of future cash flows (including expected growth rates and profitability) and the discount rate applied to cash flows. Unanticipated market or macroeconomic events or circumstances may occur that could affect the accuracy or validity of the estimates and assumptions used in the determination of fair value. A significant reduction in the estimated fair values could result in impairment charges that could materially affect financial statements in any given year.
     If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill would be compared with the carrying amount of the unit’s goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. ASC 350 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.
     At June 30, 2010 the annual impairment test for goodwill indicated that all reporting unit fair values exceeded their respective recorded values. However, the estimated fair value of the German reporting unit which exceeded carrying value by approximately 20% has been disproportionately impacted by the economic downturn. The current valuation has the reporting unit returning to sales and earnings more consistent with long term business plans, failure to achieve the plans, further or continued deterioration of macro economic conditions could result in a valuation that could trigger impairment of goodwill. The amount of goodwill at the German reporting unit is approximately $13 million.
     During fiscal year ended June 30, 2009 as a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company assessed the recoverability of its goodwill carrying value as required. A two-step process was used to test goodwill impairment. The first step was to determine if there was an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment, a second step would be performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.
     As a result of the assessment, and the impact of the deteriorating economic and market conditions that led to a reduced demand for the Company’s products supplied by its Japan reporting unit, the Company recorded a non-cash goodwill impairment charge of $5,658 related to its Japan reporting unit during the third quarter of fiscal year 2009.
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
     For Stock-Based Compensation, the Company uses the Black-Scholes option pricing model to determine the fair value of stock options issued as compensation to key employees and non-employee directors. The model determines a fair value based on a number of key variables including the grant date price of the Company’s common stock and the related exercise or strike price, estimated dividend yield, estimated term of the option prior to exercise, risk free rate of interest over the estimated term and a measure of the volatility of the Company’s common stock over the estimated term. Certain of these variables encompass a degree of subjectivity whose variability could result in significantly different values for the grant date fair value of stock option awards. In addition, the Company recognizes share-based compensation cost based upon the number of awards that are expected to vest. This method implicitly includes an estimate for forfeitures based on employee turnover, reductions in force and other factors specific to the award recipient population. The Company has a policy to review its estimate of award forfeitures on an annual basis or when specific facts and circumstances warrant additional review.
Results of Operations
     The following table sets forth certain of the items (expressed as a percentage of net sales) included in the Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company, including the notes thereto, presented elsewhere in this report.

	Years Ended June 30,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.3	69.7	68.4
Inventory reserve	—	2.4	—

Gross profit	29.7	27.9	31.6
Selling, general and administrative expenses	21.7	20.6	18.7
Engineering and development expenses	8.9	8.4	7.9
Restructuring charges	0.4	2.7	.4
Impairment of goodwill	—	3.2	—
Legal settlement income, net of expense	6.2	—	—

Operating income (loss)	4.9	(7.0)	4.6
Interest expense, net	(2.0)	(1.3)	(1.3)
Gain on bargain purchase	2.0	—	—
Other (expense) income, net	(.3)	.5	.2

Income (loss) before income taxes	4.6	(7.8)	3.5
Provision (benefit) for income taxes	1.3	(1.1)	.8

Net income	3.3%	(6.7)%	2.7%

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
     The market for printing equipment faced and continues to face significant challenges in the current economic environment. Several of the Company’s largest customers (major OEM press manufacturers) have reported weakness in orders and sales, particularly for commercial presses. These events translated into a lower level of business activity for the Company and were reflected in lower order intake and reduced shipment levels of the Company’s equipment. As a result of the slowing global economy, the Company has implemented cost reduction and restructuring programs designed to mitigate the impact of the continuing weak market for printing equipment.
Highlights for Fiscal Year ended June 30, 2010
•	Revenues declined 14%, versus the year ago comparable period.

•	Backlog of $29,880 at June 30, 2010 decreased 25% versus June 30, 2009.

•	Order intake was down 18% versus the comparable year ago period.

•	Cash flow provided by operations during the year ended June 30, 2010 of $11,507 reflects cash generated from operations supplemented by cash received from settlement of a long standing patent infringement lawsuit.

•	The Company recorded additional restructuring charges of $540.

•	On June 30, 2010 the Company successfully completed the previously announced acquisition of Nordson UV, a manufacturer of ultraviolet curing systems, lamps and parts.
             See discussion below related to consolidated results of operations, liquidity and capital resources.
Fiscal Year Ended June 30, 2010 versus Fiscal Year Ended June 30, 2009
Consolidated Results
     Net Sales. Net sales for the fiscal year ended June 30, 2010, decreased $24,754, or 14% to $151,818 from $176,572 for the year ended June 30, 2009. Currency rate fluctuations effecting the Company’s overseas operations increased net sales for the current period by $4,784. The revenue decrease primarily reflects weakness in demand for the Company’s equipment offerings.
     In Europe, net sales decreased approximately $12,852, including $1,313 of favorable effects from exchange rate fluctuations. The decrease was attributable to reduced demand for the Company’s products as a result of the global economic contraction and lack of available financing sources for equipment purchases by customers. OEM press manufacturers in Germany experienced reduced orders and sales, and printers and publishers have deferred purchases of the Company’s equipment until final demand and liquidity return to the market.
     In Asia, particularly Japan, net sales decreased approximately $5,665, including $3,469 of favorable effects from exchange rate fluctuations. The decrease reflects the impact of the slowing Asian economies in the commercial and newspaper markets in Japan for the Company’s cleaning equipment.
     Net Sales in the Americas decreased $6,237, primarily reflecting lower demand in the U.S. commercial market for cleaning systems.
     Gross Profit. Gross profit for the fiscal year ended June 30, 2010 decreased to $45,136 (29.7% of sales) versus $49,179 (27.9% of sales) for the fiscal year ended June 30, 2009. Fiscal year 2009 gross profit was negatively impacted by an inventory write-off in the U.S. of $4,250 or 2.4% associated with a deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, a general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization. Currency rate fluctuations increased gross profit by $1,585 in the current fiscal year. Gross profit as a percentage of net sales decreased after giving effect to the inventory write-off, (to 29.7% from 30.3%) primarily as a result of continued pricing pressures from OEM and end users and unfavorable overhead absorption related to the reduced volumes. Partially offsetting these impacts were lower costs associated with announced restructuring and cost saving initiatives resulting in lower direct and indirect labor and associated fringe benefits, lower subcontractor and lower technical service costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) of $32,881 for the fiscal year ended June 30, 2010 decreased $3,328, or 9% versus the fiscal year ended June 30, 2009. Currency rate fluctuations effecting the Company’s overseas operations increased SG&A expenses for fiscal year 2010 by $898.
     G&A expenses for the fiscal year ended June 30, 2010, decreased $1,629 or 8% including unfavorable exchange effects of $427 compared to the fiscal year ended June 30, 2009. This decrease primarily reflects cost reduction actions leading to reductions in compensation, benefit costs, outside service costs, insurance, travel, annual meeting and investor relations costs, together with reduced cash discounts and lower bad debt expense. These reductions were partially offset by approximately $900 of costs related to a special investigation into violation of the Company’s internal control procedures, expenses associated with the Nordson UV acquisition of $330 and bank amendment fees of $250.
     Selling expenses for the fiscal year ended June 30, 2010 decreased $1,698, or 11%, including unfavorable exchange effects of $471 compared to the fiscal year ended June 30, 2009. The decrease in selling expenses reflects reduced salary, benefit and other associated employee costs commensurate with reductions in headcount, cost reduction actions and the lower level of sales activity.
     Engineering and Development Expenses. Engineering and development expenses for the fiscal year ended June 30, 2010 decreased $1,522, or 10%, including $412 of unfavorable exchange effects versus the fiscal year ended June 30, 2009 and reflects reduced salary, benefit and other associated employee costs commensurate with reductions in headcount. Engineering and development expenses were approximately 8% of sales for each of the fiscal years ended June 30, 2010 and June 30, 2009.

     Restructuring. The Company recorded $540 of restructuring costs during the fourth quarter of fiscal year ended June 30, 2010 versus $4,747 in the comparable prior year period. The current year restructuring plan is designed to achieve operational efficiencies in Germany and consists of employee terminations. The fiscal year 2009 plan consisted primarily of reductions in employment levels and the consolidation of production facilities in Germany in response to continued weak market conditions.
     Impairment of Goodwill. The Company’s annual impairment testing of goodwill for the fiscal year ended June 30, 2010 indicated no impairment. In fiscal year 2009, as a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company’s goodwill impairment assessment indicated an impairment of goodwill and the Company recorded a non-cash goodwill impairment charge of $5,658 related to its Japan reporting unit during the third quarter of fiscal year 2009.
     Legal Settlement. During the fiscal year ended June 30, 2010, the Company recorded a net gain on the settlement of a patent infringement lawsuit of $9,266. Please refer to Note 19 in Notes to Consolidated Financial Statements for further discussion of this settlement.
     Interest, Net and Other. Interest expense, net, of $3,058 for the fiscal year ended June 30, 2010 increased $790 versus the fiscal year ended June 30, 2009. Interest expense includes costs incurred during the first quarter of fiscal year 2010 related to an amendment to the Company’s Credit Agreement. Certain costs associated with the amendment, together with legacy deferred financing costs aggregating approximately $1,183, were charged to expense during the quarter ended September 30, 2009. The increase was partially offset by $423 resulting from lower average debt and lower interest rates in the current year versus the year ended June 30, 2009. Currency rate fluctuations had no impact in the current fiscal year.
     Other income and expense, net, was an expense of $418 versus income of $878 for the periods ended June 30, 2010 and 2009, respectively, and primarily reflects net foreign exchange gains and losses.
     Gain on Bargain Purchase. During the fourth quarter of fiscal year ended June 30, 2010, the Company completed the previously announced acquisition of Nordson UV and recorded a net gain of $2,960 on the bargain purchase, representing the excess of net assets acquired over consideration paid. Please refer to Note 14 to Consolidated Financial Statements for further discussion.
     Income (Loss) Before Income Taxes. Income before income taxes for the fiscal year ended June 30, 2010 was $7,006 compared to loss before income taxes of $13,824 for the fiscal year ended June 30, 2009. The income before income taxes includes the aforementioned gain on legal settlement of $9,266 and the gain on bargain purchase of $2,960. The loss before income taxes for the fiscal year ended June 30, 2009 includes the aforementioned goodwill impairment charge of $5,658, restructuring charges of $4,747 and additional inventory reserve totaling $4,250.
     Income Taxes. The Company recorded an income tax expense of $1,978 for the fiscal year ended June 30, 2010 versus a benefit of $2,013 during the fiscal year ended June 30, 2009. The effective tax rates of 28.2% and 14.6% for the fiscal years ended June 30, 2010 and 2009, respectively, differ from the statutory rate. In fiscal year 2010 the tax rate benefited by release of foreign contingency reserves, gain on bargain purchase and foreign rate differential offset by negative impacts of adjustments to valuation allowance related to foreign tax credit and net operating loss utilization. In fiscal year 2009 the tax rate has been negatively impacted by: (a) no benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not, and (b) foreign and domestic permanent items including the non-deductibility of the fiscal year 2009 goodwill impairment charge. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required.
     Net Income (Loss). The Company’s net income was $5,028 for the fiscal year ended June 30, 2010 compared to net loss of $11,811 for the fiscal year ended June 30, 2009.
     Non-GAAP Financial Measures. Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. This non-GAAP measure is provided because management of the Company uses this financial measure as an indicator of business performance in maintaining and evaluating the Company’s on-going financial results and trends. The Company believes that both management and investors benefit from referring to this non-GAAP measure in assessing the performance of the Company’s ongoing operations and liquidity and when planning and forecasting future periods. This non-GAAP measure also facilitates management’s internal comparisons to the Company’s historical operating results and liquidity. The following is a reconciliation of the net income (loss) as reported to Consolidated EBITDA.

	2010	2009
	(in thousands)
Net income (loss) as reported	$5,028	$(11,811)
Provision for income taxes	1,978	(2,013)
Interest, net	3,058	2,268
Depreciation and amortization	2,665	2,773

EBITDA	$12,729	$(8,783)

Fiscal Year Ended June 30, 2009 versus Fiscal Year Ended June 30, 2008
Highlights for Fiscal Year ended June 30, 2009
•	Revenues, excluding currency effects, declined 23%, versus the year ago comparable period.

•	Backlog of $38,693 at June 30, 2009 decreased 20% versus June 30, 2008.

•	Order intake was down 27% versus the comparable year ago period.

•	Cash flow provided by operations during the year ended June 30, 2009 was $2,631.

•	The Company recorded restructuring charges of $4,747 and implemented cost saving initiatives that will result in benefits in excess of $24,000.

•	The Company completed its analysis of the recoverability of goodwill and the net realizable value of inventory and recorded a non–cash goodwill impairment charge of $5,658 and an inventory reserve adjustment of $4,250 during the third quarter of fiscal year 2009.

•	Due to the charges taken by the Company during the third quarter ended March 31, 2009, the Company was not in compliance with certain provisions of its Credit Agreement. In July 2009, the Company successfully concluded an amendment to its Credit Agreement with its lenders covering the period through November 21, 2011.

•	The effective tax rate for the period ended June 30, 2009 differs from the statutory rate, reflecting the effect of the following factors: (i) no tax benefit recognized for losses incurred in certain jurisdictions, as the realization of any such benefit was not more likely than not; and (ii) the impairment of goodwill which has no associated tax benefit.
             See discussion below related to consolidated results of operations, liquidity and capital resources.
Consolidated Results
     Net Sales. Net sales for the fiscal year ended June 30, 2009, decreased $59,758, or 25% to $176,572 from $236,330 for the year ended June 30, 2008. Currency rate fluctuations effecting the Company’s overseas operations decreased net sales for the current period by $6,518. Excluding the effects of currency translation, net sales for fiscal year 2009 decreased $53,240 or 23% when compared with fiscal year 2008. The decrease primarily reflects diminished demand for the Company’s cleaning equipment.
     In Europe, net sales (excluding the effects of currency translations) decreased approximately $30,193. Reduced order and sales activity for new printing equipment with by OEM press manufacturers, primarily in Germany, and lower level demand from end user customers primarily account for the decline in sales in the commercial market.
     In Asia, particularly Japan, net sales decreased approximately $13,351 (excluding the effects of currency translations). The decrease reflects the impact of reduced demand for the Company’s cleaning equipment in the Asian commercial and newspaper markets.
     Net Sales in the Americas decreased $9,696, primarily reflecting lower demand for cleaning systems in the U.S. newspaper market.
     Gross Profit. Gross profit for the fiscal year ended June 30, 2009 decreased to $49,179 (27.9% of sales) versus $74,831 (31.7% of sales) for the fiscal year ended June 30, 2008. Due to the continued deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, a general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization, the Company recorded a $4,250 write down of inventory in the U.S., negatively impacting gross profit. Excluding the adjustment for inventory, gross profit for the fiscal year ended June 30, 2009, was $53,429 (30.3% of net sales). Currency rate fluctuations decreased gross profit by $2,780 in the current period. Gross profit excluding the inventory write down as a percentage of net sales decreased primarily as a result of the effect of the lower volume noted above on overhead absorption, partially offset by lower warranty costs.
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
     Selling expenses excluding the effects of currency translations of $642 for the fiscal year ended June 30, 2009 decreased $2,776 or 15% versus the fiscal year ended June 30, 2008. The decrease in selling expenses reflects reduced salary, benefit and other associated employee costs commensurate with reductions in headcount and the lower level of sales activity of approximately $1,300, coupled with reduced trade show/advertising costs of approximately $1,500.
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
Liquidity and Capital Resources
     The Company’s cash flow from operating, investing and financing activities as reflected in the Consolidated Statement of Cash Flows are summarized in the tables below.

	Years Ended June 30,
	2010	2009	2008
	(in thousands)
Cash flow from operating activities:
Net cash provided by operating activities	$11,507	$2,631	$7,632

     Net cash from operating activities for the year ended June 30, 2010 increased $8,876 compared to fiscal year 2009. The increase in cash provided reflects: (i) receipt of the proceeds from the legal settlement, (ii) lower compensation payments associated with management incentives and lower utilization of vacation accruals, (iii) timing of payment of accounts and notes payable and (iv) lower restructuring payments. Partially offsetting these increases were lower collections on accounts/notes receivable and customer deposits. Net cash from operating activities for the year ended June 30, 2009 decreased $5,001 compared to fiscal year 2008. The decrease reflects reduced profitability combined with lower levels of accounts/notes payable due to the timing of vendor payments, lower accrued compensation, as bonus payments in fiscal 2009 for fiscal year 2008 performance exceeded those in fiscal 2008 for fiscal year 2007 performance, charges to vacation accruals during extended facility shut downs, higher restructuring payments and warranty related payments. Partially offsetting these decreases were lower balances of accounts/notes receivable and inventory and an increase in customer deposits. The decreased balances in accounts/notes receivable and inventory reflect the lower revenue in fiscal 2009 versus fiscal 2008 as well as the Company’s continued focus on working capital management.

	Years Ended June 30,
	2010	2009	2008
	(in thousands)
Cash flow from investing activities:
Property and intangibles	$(763)	$(1,997)	$(3,545)
Cash received in acquisition	728	—	—
Purchase of Oxy-Dry, net of cash acquired	—	—	(298)
Purchase of Hildebrand, net of cash acquired	—	—	(148)

Net cash (used in) investing activities	$(35)	$(1,997)	$(3,991)

     In fiscal year 2010, the Company utilized $763 for investing activities primarily for additions to property, plant and equipment and intangibles (primarily patents). In addition, the Company received $728 of cash associated with the Nordson UV acquisition.

     In fiscal years 2009 and 2008, the Company utilized $1,997 and $3,991, respectively, for investing activities primarily for additions to property, plant and equipment and intangibles (primarily patents).

	Years Ended June 30,
	2010	2009	2008
	(in thousands)
Cash flow from financing activities:
Long and short-term debt borrowings	$693	$16,764	$13,414
Long and short-term debt repayments	(10,207)	(12,365)	(23,992)
Payment of debt financing costs	(816)	—	—
Repurchase of Common Stock	—	(157)	(760)
Advances received in acquisition	650	—	—
Other	(533)	(628)	(111)

Net cash (used in) provided by financing activities	$(10,213)	$3,614	$(11,449)

     The Company’s primary source of external financing is its Credit Agreement, as amended (the “Credit Agreement”), with Bank of America (“BofA”) which has a term that ends on November 21, 2011. Borrowings under the Credit Agreement are secured in the U.S. by a pledge of substantially all of the Company’s domestic assets (approximately $18,000) and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain Asian subsidiaries.
     Cash used by financing activities of $10,213 for the period ended June 30, 2010 primarily reflects the use of net cash proceeds from the legal settlement of a long standing patent infringement lawsuit of approximately $7,700 to repay the term loan under the Credit Agreement in accordance with the provisions of the July 31, 2009 amendment to the Credit Agreement. In addition, cash used for financing activities reflects the scheduled term loan payments of approximately $2,507 and payment of debt financing costs of $818. These payments were partially offset by borrowings under the revolving loan under the Credit Agreement of $693 and advances associated with the financing of the Nordson UV acquisition.
     During fiscal year 2009, cash from financing activities of $3,614 primarily reflected borrowings in excess of repayments of $4,399. In addition, the Company utilized $602 to meet long-term obligations under its capital lease and assumed liabilities obligations and $183 of cash to purchase shares of its Class A Common Stock under its share repurchase program. At June 30, 2009, approximately $2.4 million remained available for use under the share repurchase program. Repurchases were restricted by the terms of the Credit Agreement amendment on July 31, 2009; and no repurchases were made during fiscal year 2010.
     During fiscal year 2008, the Company utilized cash in financing activities of $11,449. The Company used its operating cash flow to make net debt repayments against its external credit facilities of $10,578. In addition, the Company utilized $760 of cash to purchase shares of its Class A Common Stock under its share repurchase program. At June 30, 2008, approximately $2.5 million remained available for use under the share repurchase program.
     On July 31, 2009, the Company concluded an amendment to its Credit Agreement with BofA. The amendment modified the Credit Agreement as follows: (i) USD and Euro borrowings bear interest at LIBOR plus 4.50%, or in the case of U.S. dollar loans at the option of the Company, at the prime rate plus 3.00%, (ii) reduced the amount of revolving commitment from $35,000 to $25,000 provided that the aggregate of all revolving loans outstanding plus $7,900 not exceed $25,000, and (iii) increased collateral.
     The Credit Agreement as amended on July 31, 2009 required the Company to satisfy minimum EBITDA, Fixed Charge Coverage Ratio, Total Funded Debt Ratio, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. Minimum EBITDA, as defined, must not be less than i) $1,100 for the six month period ending December 31, 2009, ii) $2,300 for the three Fiscal Quarters ending March 31, 2010, iii) $4,100 for the fiscal year ending June 30, 2010, and iv) $12,000 for each Four Fiscal Quarter computation period ending on or after September 30, 2010. The Fixed Charge Coverage Ratio, as defined, must not be less then 1.25 to 1.00 for the Four Fiscal Quarter Computation Period ending on and after September 30, 2010. The Leverage Ratio must not exceed 3.00 to 1.00 for the Four Fiscal Quarter Computation Period ending on and after September 30, 2010. Currency Adjusted Net Sales must not be less then certain defined levels for the fifteen reporting periods consisting of three consecutive three-month periods commencing with the first reporting period ending on July 31, 2009 and the final reporting period ending on September 30, 2010. Capital expenditures must not exceed $1,000 for the fiscal year ending June 30, 2010. Minimum Liquidity, as defined as the U.S. Dollar Equivalent of consolidated cash and cash equivalents of the Parent, Domestic and European Subsidiaries shall not be less than $300. The Company may not permit borrowings under the Revolving Loan or request issuance or increase in any Letters of Credit if the sum of all Dollar Equivalent Revolving Outstandings, Letters of Credit and Specified Availability exceeds $25,000.

     On May 12, 2010, the Company entered into Waiver and Amendment No. 6 to the Credit Agreement (the “Waiver and Amendment”) with BofA. The Waiver and Amendment provided a waiver by the lenders of the Company’s failure to meet the Currency Adjusted Net Sales covenant for the consecutive three-month period ending April 30, 2010 and amended the Credit Agreement to change the date for delivery of the Company’s financial projections for the Fiscal Year commencing July 1, 2010.
     On June 9, 2010, the Company entered into Waiver and Amendment No. 7 to Credit Agreement (the “Amendment”) with BofA. The Amendment provided for a waiver by the lenders of the Company’s failure to meet the Currency Adjusted Net Sales covenant for the consecutive three-month period ended May 31, 2010. The Amendment also amended the Credit Agreement to make certain modifications to the required currency adjusted net sales covenant and EBITDA financial covenants. Currency Adjusted Net Sales must not be less than certain defined levels for the periods consisting of two consecutive months ending June 30, 2010. The minimum EBITDA covenant to provide that minimum EBIDTA (as defined) must not be less than $2,769 for the fiscal year ending June 30, 2010 and $12,000 for each Four Fiscal Quarter computation period ending on and after September 30, 2010. The Amendment also permitted the Company to acquire Nordson UV and incur certain debt in connection with the acquisition. At June 30, 2010 the Company was in compliance with all financial covenants under the amended Credit Agreement.
     On September 28, 2010, the Company entered into Amendment #8 to the Credit Agreement (the “Amendment #8”) with BofA. Under the terms of the Amendment #8, the total commitment under the revolving credit agreement was reduced from $25 million to $20 million; certain adjustments were made to the interest payment provisions; and the Company provided the lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011.
Restructuring and Cost Saving Initiatives
     During each of the fiscal years ended June 30, 2010 and 2009, the Company announced a restructuring initiative in response to the significant challenges facing the market for printing equipment due to the current economic environment. These restructuring initiatives were designed to reduce the Company’s worldwide cost base and strengthen its competitive position. The Company made cash payments against these plans of $1,899 in fiscal year 2010 and $3,051 in fiscal 2009 and anticipates a total of approximately $897 in addition to be paid through the second quarter of fiscal year 2011. The restructuring actions, combined with other initiatives implemented during the fiscal years 2009 and 2010, eliminated in Europe, the U.S. and Japan a total of approximately 113 full-time positions (18% of the workforce).
     In addition, the Company eliminated merit increases for all of the Company’s workforce (except those covered by existing union contracts), temporarily suspended the Company’s matching contribution to the U.S. 401(k) plan, reduced U.S. based healthcare contributions and has entered into voluntary salary reduction agreements from senior managers. The Company estimates that annual savings from all of the above restructuring and cost saving initiatives will be approximately $10,540.
     The Company has also instituted cost reduction initiatives involving a reduction in overtime, the implementation of short-time work weeks, the reduction of external service providers and the extension of holiday shut downs, the reduced use of subcontractors and temporary labor and related travel costs, and the management of other variable costs, all of which have combined to provide additional annual savings of approximately $13,900.
     The Company maintains relationships with foreign and domestic banks, which combined, have extended credit facilities totaling $32,256 at June 30, 2010. As of June 30, 2010, the Company had $19,535 outstanding (including Letters of Credit and Guarantees) under these facilities. The amount available under these facilities at June 30, 2010 was $4,521.
     The Company believes that its cash flow from operations, along with its available bank lines of credit is sufficient to finance its operations and other capital requirements over the term of the Credit Agreement. However, the Company believes that, if needed, other available sources of liquidity could be limited.
     At June 30, 2010 and 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
Contractual Obligations
     The Company’s contractual obligations as of June 30, 2010 are summarized below:

	Fiscal Years Ending June 30,
	Total at						2016 and
	June 30, 2010	2011	2012	2013	2014	2015	thereafter
	(in thousands)
Loans payable	$4,525	$4,525	$—	$—	$—	$—	$—
Capital lease obligations	102	99	3	—	—	—	—
Long-term debt	16,455	389	14,376	499	561	630	—
Non-cancelable operating lease obligations	23,121	6,376	4,594	3,537	2,339	1,892	4,383
Purchase commitments (materials)	8,111	7,283	828	—	—	—	—
Supplemental compensation (1)	8,978	1,345	804	1,030	813	613	4,373
Restructuring payments	897	897	—	—	—	—	—
Interest expense	1,440	852	388	96	68	36	—

Total contractual cash obligations	$63,629	$21,766	$20,993	$5,162	$3,781	$3,171	$8,756

(1)	the amount includes estimated benefit payments as well as estimated contributions for fiscal year 2010 (See Note 12).
Recent Accounting Pronouncements
     Revenue Arrangements with Multiple Deliverables
     In October 2009, the FASB issued ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. The Company is required to adopt Update No. 2009-13 as of July 1, 2010. The Company does not believe adoption of Update No. 2009-13 will have a material effect on its future results of operations and financial position.
     Codification
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the sole source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases issued by the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (effective September 30, 2009 for the Company). The adoption of SFAS 168 did not have a material effect on the Company’s Consolidated Financial Statements.
     Fair Value Measurements
     On July 1, 2008, the Company adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On July 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this standard as it related to certain nonfinancial assets and liabilities did not impact the Company’s consolidated financial statements in any material respect.
     On July 1, 2009, the Company adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability has significantly decreased. This pronouncement stated that when quoted market prices may not be determinative of fair value, a reporting entity shall consider the reasonableness of a range of fair value estimates. The adoption of this standard as it related to inactive markets did not impact the Company’s consolidated financial statements in any material respect.
     Business Combinations
     On July 1, 2009, the Company adopted the accounting pronouncements relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The adoption of these pronouncements did have an impact on the manner in which the Company accounts for acquisitions. See Note 14 to the Consolidated Financial Statements.
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
Interest Rate and Debt Sensitivity
     As of June 30, 2010, the Company had debt totaling $20,980, most of which bears interest at floating rates.
     The Company performed a sensitivity analysis as of June 30, 2010, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would affect the Company’s pre-tax income by approximately $210. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.
Currency Exchange Rate Sensitivity
     The Company derived approximately 78% of its revenues from countries outside of the Americas for the fiscal year ended June 30, 2010. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company’s policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company’s financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural hedge against adverse variations in individual currencies.
     The Company performed a sensitivity analysis as of June 30, 2010 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company’s pre-tax income by approximately $730. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company’s actual exposures and hedges.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Baldwin Technology Company, Inc.
We have audited the accompanying consolidated balance sheets of Baldwin Technology Company, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operation, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, present fairly, in all material respects, the information set forth, therein.
/s/ GRANT THORNTON LLP
New York, New York
September 28, 2010

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	June 30,
	2010	2009
Assets
CURRENT ASSETS:
Cash and cash equivalents	$15,710	$13,806
Accounts receivable trade, net of allowance for doubtful accounts of $1,154 ($1,698 at June 30, 2009)	26,340	25,528
Notes receivable, trade	2,328	4,126
Inventories	20,839	22,765
Deferred taxes, net	1,808	2,951
Prepaid expenses and other	4,453	6,494

Total current assets	71,478	75,670

MARKETABLE SECURITIES:
(Cost $787 at June 30, 2010 and $690 at June 30, 2009)	500	523

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,139	1,134
Machinery and equipment	7,932	6,913
Furniture and fixtures	4,804	4,675
Capital leases	95	139

	13,970	12,861
Less: Accumulated depreciation	(7,875)	(7,269)

Net property, plant and equipment	6,095	5,592

INTANGIBLES, less accumulated amortization of $10,572 ($9,397 at June 30, 2009)	11,099	11,210
GOODWILL, less accumulated amortization of $1,425 ($1,462 at June 30, 2009)	20,102	20,708
DEFERRED TAXES, NET	6,879	6,543
OTHER ASSETS	6,343	7,759

TOTAL ASSETS	$122,496	$128,005

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	June 30,
	2010	2009
Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Loans payable	$4,525	$4,153
Current portion of long-term debt	389	3,534
Accounts payable, trade	16,139	14,896
Notes payable, trade	4,850	6,917
Accrued salaries, commissions, bonus and profit-sharing	3,702	4,512
Customer deposits	1,755	1,991
Accrued and withheld taxes	1,155	1,277
Income taxes payable	1,019	40
Other accounts payable and accrued liabilities	8,720	10,968

Total current liabilities	42,254	48,288

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	16,066	20,300
Other long-term liabilities	12,427	11,782

Total long-term liabilities	28,493	32,082

Total liabilities	70,747	80,370

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,471,363 shares issued at June 30, 2010 and 14,233,244 shares issued at June 30, 2009	145	143
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at June 30, 2010 and 1,142,555 shares issued at June 30, 2009	11	11
Capital contributed in excess of par value	48,098	47,308
Accumulated earnings (deficit)	3,170	(1,858)
Accumulated other comprehensive income	325	2,031

Total shareholders’ equity	51,749	47,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$122,496	$128,005

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended June 30,
	2010	2009	2008
Net sales	$151,818	$176,572	$236,330
Cost of goods sold	106,682	123,143	161,499
Inventory reserve	—	4,250	—

Gross profit	45,136	49,179	74,831

Operating expenses:
General and administrative	19,800	21,430	26,008
Selling	13,081	14,779	18,197
Engineering and development	13,467	14,989	18,640
Restructuring charges	540	4,747	960
Impairment of goodwill	—	5,658	—

	46,888	61,603	63,805
Legal settlement income, net of expenses	9,266	—	—

Operating income (loss)	7,514	(12,424)	11,026

Other (income) expense:
Interest expense	3,065	2,305	3,127
Interest (income)	(7)	(37)	(183)
Gain on bargain purchase	(2,960)	—	—
Other expense (income), net	410	(868)	(271)

	508	1,400	2,673

Income (loss) from operations before income taxes	7,006	(13,824)	8,353

Provision (benefit) for income taxes:
Domestic	894	(1,841)	(1,406)
Foreign	1,084	(172)	3,268

Total income tax provision (benefit)	1,978	(2,013)	1,862

Net income (loss)	$5,028	$(11,811)	$6,491

Net income (loss) per share:
Net income (loss) per share – basic	$0.32	$(0.77)	$0.42

Net income (loss) per share – diluted	$0.32	$(0.77)	$0.41

Weighted average shares outstanding:
Basic	15,477	15,329	15,444

Diluted	15,524	15,329	15,730

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)

					Capital		Accumulated
	Class A		Class B		Contributed	Accumulated	Other
	Common Stock		Common Stock		in Excess of	Earnings/	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	(Deficit)	Income	Shares	Amount	Income (Loss)
Balance at June 30, 2007	17,875,622	$179	1,486,825	$15	$59,499	$5,880	$3,051	(3,928,340)	$(13,470)

Year ended June 30, 2008:
Adoption of FIN 48 – uncertain tax positions						(2,418)
Net income for the year						6,491				$6,491
Translation adjustment							3,194			3,194
Unrealized loss on available- for-sale securities, net of tax							(128)			(128)
Recognition of pension funded status, net of tax							(339)			(339)

Comprehensive income										$9,218

Amortization of stock based compensation					1,031
Repurchase of shares								(289,095)	(760)
Shares converted Class B to Class A	50,000	1	(50,000)	(1)
Retirement of treasury stock	(3,931,400)	(39)	(294,270)	(3)	(14,233)			4,225,670	14,275
Shares issued under stock option plan	145,512	1			101			(8,235)	(45)

Balance at June 30, 2008	14,139,734	$142	1,142,555	$11	$46,398	$9,953	$5,778	$0	$0

Year ended June 30, 2009:
Net loss for the year						(11,811)				$(11,811)
Translation adjustment							(3,186)			(3,186)
Unrealized loss on available- for-sale securities, net of tax							(94)			(94)
Recognition of pension funded status, net of tax							(467)			(467)

Comprehensive loss										$(15,558)

Amortization of stock based compensation					1,092
Repurchase of shares								(85,365)	(157)
Retirement of treasury stock	(98,276)	(1)			(182)			98,276	183
Shares issued under stock option plan	191,786	2						(12,911)	(26)

Balance at June 30, 2009	14,233,244	$143	1,142,555	$11	$47,308	$(1,858)	$2,031	0	$0

Year ended June 30, 2010:
Net income for the year						5,028				$5,028
Translation adjustment							(1,525)			(1,525)
Unrealized loss on available- for-sale securities, net of tax							(70)			(70)
Recognition of pension funded status, net of tax							(111)			(111)

Comprehensive income										$3,322

Amortization of stock based compensation					829
Shares converted Class B to Class A	50,000		(50,000)
Shares surrendered as payment of tax withholding								(34,390)	(51)
Retirement of treasury stock	(34,390)				(51)			34,390	51
Shares issued under stock option plan	222,509	2			12

Balance at June 30, 2010	14,471,363	$145	1,092,555	$11	$48,098	$3,170	$325	0	$0

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,028	$(11,811)	$6,491
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,665	2,773	2,827
Deferred income taxes	432	(1,543)	1,420
Provision for losses on accounts receivable	634	392	257
Deferred financing charge	1,183	—	—
Gain on legal settlement	(9,266)	—	—
Gain on bargain purchase of Nordson UV	(2,960)	—	—
Inventory and accounts receivable charge	—	4,715	—
Restructuring charges	540	4,747	960
Impairment charge	—	5,658	—
Stock based compensation expense	829	1,092	1,031
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, trade	2,111	17,488	3,279
Inventories	3,944	3,781	1,479
Prepaid expenses and other	2,088	(229)	(782)
Proceeds from legal settlement	9,560	—	—
Other assets	860	(359)	(24)
Customer deposits	(828)	1,069	(4,890)
Accrued compensation	(466)	(4,396)	464
Payment of restructuring charges	(1,899)	(3,051)	(859)
Payment of integration costs	—	(165)	(1,524)
Accounts and notes payable, trade	(2,512)	(10,907)	1,623
Income taxes payable	1,009	(1,101)	(859)
Accrued and withheld taxes	(214)	(827)	311
Other accounts payable and accrued liabilities	(1,231)	(4,695)	(3,572)

Net cash provided by operating activities	11,507	2,631	7,632

Cash flows from investing activities:
Advances received on acquisition of Nordson UV	728	—	—
Purchase of Oxy-Dry, net of cash acquired	—	—	(298)
Purchase of Hildebrand, net of cash acquired	—	—	(148)
Additions of property, plant and equipment	(616)	(1,048)	(1,857)
Additions of intangibles	(147)	(949)	(1,688)

Net cash (used in) investing activities	(35)	(1,997)	(3,991)

Cash flows from financing activities:
Long-term and short-term debt borrowings	693	16,764	13,414
Long-term and short-term debt repayments	(10,207)	(12,365)	(23,992)
Principal payments under capital lease obligations	(81)	(149)	(111)
Payment of debt financing costs	(816)	—	—
Other long-term liabilities	(413)	(479)	(102)
Cash received on acquisition of Nordson UV	650	—	—
Repurchase of common stock	—	(157)	(760)
Proceeds from stock option exercise, net of tax withholding	(39)	—	102

Net cash (used in) provided by financing activities	(10,213)	3,614	(11,449)

Effects of exchange rate changes	645	225	1,107

Net increase (decrease) in cash and cash equivalents	1,904	4,473	(6,701)
Cash and cash equivalents at beginning of year	13,806	9,333	16,034

Cash and cash equivalents at end of year	$15,710	$13,806	$9,333

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,
	2010	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,212	$1,780	$3,247
Income taxes	$233	$831	$1,551

Non cash investing and financing activities:
Acquisition of Nordson UV for long-term debt	$1,871	$—	$—

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
     Accounts Receivable, Notes Receivable/Payable. Accounts receivable are recorded at their net realizable value after deducting an allowance for doubtful accounts. Such allowance is estimated based on a combination of write-off history, aging analysis and specific account evaluation. When a receivable balance is known to be uncollectable, it is written off against the allowance for doubtful accounts. Notes receivable, trade reflect promissory notes issued by customers of the Company’s Japanese subsidiary. Notes payable, trade reflect obligations of the Company’s Japanese subsidiary to suppliers.
     Translation of Foreign Currencies. All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates, and revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders’ equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or charged to “Other expense (income), net” for the fiscal years ended June 30, 2010, 2009 and 2008 were $412, ($1,025) and ($66), respectively.
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
     If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the underlying hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in Other Comprehensive Income (“OCI”) and are recognized in the statement of operations when the underlying hedged item affects earnings. Ineffectiveness related to cash flow hedges is recognized in earnings and is included in “Other expense (income), net”. The Company did not enter into any cash flow hedges for the period ended June 30, 2010, 2009 and 2008, and the effect of fair value hedge activities is not material to the Consolidated Financial Statements for the periods ending June 30, 2010, 2009 or 2008.
     Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable and cash and cash equivalents. The Company controls this risk through credit approvals, customer limits and monitoring procedures. For the fiscal years ended June 30, 2010, 2009 and 2008, one customer accounted for more than 10% of the Company’s net sales and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 14%, 13% and 15%, of the Company’s net sales for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and 14% and 12% of trade accounts receivable at June 30, 2010 and 2009, respectively. The Company’s ten largest customers accounted for approximately 39%, 48% and 46% of the Company’s net sales for each of the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Foreign cash balances at June 30, 2010 and 2009 were $13,288 and $12,090, respectively.
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
     Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
     Property, Plant and Equipment. The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the shorter of the lease term or the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Property, plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,412, $1,346 and $1,645 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
     Long-lived Assets. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. In accordance with Accounting Standards Codification (“ASC”) ASC 360, Property, Plant and Equipment, the Company believes that no impairment of its long-lived assets existed at June 30, 2010 or at June 30, 2009.
     Stock Based Compensation. Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The Company typically issues new shares upon share option exercise. The Company records deferred tax assets for awards that will result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in Additional Paid-in Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).
     Goodwill and Other Intangible Assets. Goodwill is tested for impairment at the reporting unit level at least annually, (May 31) by determining the fair value utilizing a combination of income and market approaches of the reporting unit and comparing the fair value with its recorded book value. The income approach applies a discounted cash flow methodology to the Company’s future period projections and a market approach compares the Company’s multiples of revenues and earnings with those of comparable companies. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. ASC 350, Intangibles — Goodwill and Other, requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.
     As a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company assessed the recoverability of its goodwill carrying value as required. A two-step process was used to test goodwill impairment. The first step was to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. As a result of the assessment, the Company recorded a non-cash goodwill impairment charge of $5,658, primarily related to its Japan reporting unit during the third quarter of fiscal year 2009. The Company concluded based on its annual impairment test that there was no goodwill impairment during fiscal year 2010.
     Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 30 years. Amortization expense amounted to $1,253, $1,427 and $1,182 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
     Income Taxes. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considers all available evidence including past operating results, estimates of future taxable income scheduled reversal of temporary differences and the feasibility of ongoing tax planning strategies. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made.
     Fair Value Disclosure of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, short-term securities, accounts receivable, notes receivable, marketable securities, capital lease obligations, accounts payable, notes payable, other short and long-term borrowings, and derivative financial instruments. The carrying amount of the short term instruments approximate fair market value due to their short term nature. The carrying amount of marketable securities approximates market value based on quoted market prices. The carrying amount of long term borrowings and capital lease obligations approximates fair value as their interest rate is current market rate.
     Fair Value Measurements. Effective July 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” which establishes a framework for fair value and expands disclosures about financial instruments.
     ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs consist of market data obtained from independent sources while unobservable inputs reflect the Company’s own market assumptions. These inputs create the following fair value hierarchy:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities
•	Level 2 – Valuations based on quoted prices in markets that are not active, quoted prices for similar assets or liabilities or all other inputs that are observable
•	Level 3 – Unobservable inputs for which there is little or no market data which require the Company to develop its own assumptions
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
     At June 30, 2010, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provisions, and valued as Level 1 are comprised of marketable securities of $500. At June 30, 2010, the Company did not have any assets or liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.
     In addition to items that are measured as fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include certain long-lived assets (see Note 15, “Goodwill and Other Intangible Assets”). The Company determined that the fair value measurements included in each of these assets and liabilities rely primarily on its assumptions as unobservable inputs that are not publicly available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.
     Warranty. The Company’s standard contractual warranty provisions are to repair or replace, at the Company’s option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience for each product. Hence, the Company accrues estimated warranty costs at the time of sale and includes that cost in “Cost of goods sold”. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from and in addition to the percentage of revenue discussed above. The Company has accrued estimated future warranty and customer support obligations of $1,999 and $2,626 at June 30, 2010 and 2009, respectively, which are included in “Other accounts payable and accrued liabilities” (see Note 18).
     Revenue Recognition. The Company’s products are sold with terms and conditions that vary depending on the nature of the product sold and the cultural and business environments in which the Company operates.
     The Company recognizes revenue based on the type of product sold and the obligations under the contract. Revenue is recognized on contracts for design, manufacture and delivery of equipment without installation (equipment sales) and parts, service and consumables at the time of transfer of title or rendering of services. The Company considers revenue to be realized on equipment sales when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. In contracts that include additional services, including installation, start-up and/or commissioning (system sales), the Company recognizes revenue on each element of the contract as appropriate. Installation services are provided to the customer on an as-needed basis and may be contracted for separately or included in the same contract as the equipment sale. Revenue is recognized for installation services at the completion of the contractually required services.
     Contracts for system sales may include multiple-element revenue arrangements. When the Company enters into multiple-element revenue arrangements, which may include installation services as a contractual element, together with the purchase price of the product as a contractual element, the arrangement is separated into its stand-alone elements for revenue recognition purposes. When the delivered item has value to the customer on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement does not include a general right of return, revenue is recognized on each element as separate units of accounting. If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being deferred until the last undelivered contractual element is fulfilled.
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
     Products are generally ordered on purchase orders, which may contain formal product acceptance clauses. Occasionally, clauses may be included in a contract or purchase order that require acceptance related to certain specifications as outlined in the contract or purchase order. In these instances, the nature of the acceptance is evaluated to ensure that the Company has met the applicable criteria concurrent with the shipment of equipment to the customer.
     The Company sometimes uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment and risk of loss have passed to the ultimate customer, who then becomes obligated to pay with no right of return. In addition, the Company reviews all alliance agreements to determine whether revenue should be recognized on a gross or net basis and recognizes revenue as appropriate in the circumstances.
     Shipping and Handling, Advertising. Costs related to shipping and handling are included in cost of goods sold in the Consolidated Statement of Operations. The Company expenses advertising costs when incurred. Advertising expense was $141, $147 and $222 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
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
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the determination of accrued expenses including warranty, accounts receivable and inventory valuations, revenue recognition, useful lives of assets, deferred tax asset valuations, stock option valuation, and goodwill and intangible valuations. Actual results could differ from those estimates.
     Recent Accounting Pronouncements.
     Revenue Arrangements with Multiple Deliverables
     In October 2009, the FASB issued ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. The Company was required to adopt Update No. 2009-13 as of July 1, 2010. The Company does not believe adoption of Update No. 2009-13 will have a material effect on its future results of operations and financial position.
     Codification
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the sole source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases issued by the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (effective September 30, 2009 for the Company). The adoption of SFAS 168 did not have a material effect on the Company’s Consolidated Financial Statements.
     Fair Value Measurements
     On July 1, 2008, the Company adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On July 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this standard as it related to certain nonfinancial assets and liabilities did not impact the Company’s consolidated financial statements in any material respect.
     On July 1, 2009, the Company adopted the accounting pronouncement issued in April 2009 that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability has significantly decreased. This pronouncement stated that when quoted market prices may not be determinative of fair value, a reporting entity shall consider the reasonableness of a range of fair value estimates. The adoption of this standard as it related to inactive markets did not impact the Company’s consolidated financial statements in any material respect.
     Business Combinations
     On July 1, 2009, the Company adopted the accounting pronouncements relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The adoption of these pronouncements will have an impact on the manner in which the Company accounts for acquisitions.
Note 3 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“OCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacities as owners. OCI consists of the following:

	For the Years Ended June 30,
	2010	2009
	(in thousands)
Cumulative translation adjustment	$1,484	$3,009
Unrealized gain (loss) on investments, net of tax benefit of $121 (benefit of $70 at June 30, 2009)	(166)	(96)
Pension funded status, net of tax benefit of $768 (benefit of $577 at June 30, 2009)	(993)	(882)

	$325	$2,031

Note 4 — Earnings per Share:
     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 1,460,233, 1,386,401 and 657,334 shares of common stock were outstanding at June 30, 2010, June 30, 2009 and June 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

	For the Years Ended June 30,
	2010	2009	2008
	(in thousands, except per share data)
Determination of shares:
Average common shares outstanding	15,477	15,329	15,444
Assumed conversion of dilutive stock options and awards	47	—	286

Diluted average common shares outstanding	15,524	15,329	15,730

Basic earnings per common share	$0.32	$(0.77)	$0.42
Diluted earnings per common share	$0.32	$(0.77)	$0.41
Note 5 — Business Segment Information:

	For the Years Ended June 30,
	2010	2009	2008
		(in thousands)
Geographic information:
Sales* by major country:
United States	$33,856	$40,095	$49,585
Japan	40,131	46,523	52,832
Germany	38,590	46,180	74,506
Sweden	18,735	23,370	26,286
United Kingdom	7,736	8,270	13,273
All other — foreign	12,770	12,134	19,848

Total sales	$151,818	$176,572	$236,330

*	sales are attributed to a geographic area based on the location of the subsidiary recording the external sale.

	For the Years June 30,
	2010	2009	2008
		(in thousands)
Long-lived assets by major country:
United States	$1,460	$1,455	$1,775
Japan	1,486	1,536	853
Germany	1,683	2,384	3,212
Sweden	1,392	1,565	2,069
All other – foreign	1,458	430	417

Total long-lived assets	$7,479	$7,370	$8,326

     Long-lived assets primarily include the net book value of property, plant and equipment and other tangible assets.
Note 6 — Inventories:
     Inventories, net of reserve, consist of the following:

	For the Year Ended June 30, 2010
	Domestic	Foreign	Total
		(in thousands)
Raw materials	$2,507	$9,067	$11,574
In process	4	4,524	4,528
Finished goods	1,382	3,355	4,737

	$3,893	$16,946	$20,839

	For the Year Ended June 30, 2009
	Domestic	Foreign	Total
		(in thousands)
Raw materials	$1,750	$8,545	$10,295
In process	264	3,343	3,607
Finished goods	2,606	6,257	8,863

	$4,620	$18,145	$22,765

Note 7 — Loans Payable:

	Rate	Amount
		(in thousands)
Loans Payable at June 30, 2010:
Foreign subsidiaries	1.35% (average)	$4,525

Loans Payable at June 30, 2009:
Foreign subsidiaries	2.07% (average)	$4,153

     The maximum amount of bank loans payable outstanding during the year ended June 30, 2010 was $4,627 ($4,452 in 2009). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. The loans are uncollateralized.

Note 8 — Long-Term Debt:

		(in thousands)
	June 30, 2010		June 30, 2009
	Current	Long-Term	Current	Long-Term
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.35% plus 4.50% (a)	$—	$12,100	$—	$12,100
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.42% plus 4.50% (a)	—	1,834	—	1,403
Term loan payable by foreign subsidiary due November 21, 2011, with quarterly payments, interest rate one-month LIBOR rate plus 4.50% (a)	—	—	3,534	6,797
Subordinated promissory note due June 30, 2015, interest one year LIBOR rate 1.2% plus 4.50% (b)	389	2,132	—	—

	$389	$16,066	$3,534	$20,300

     (a) The Company’s primary source of external financing is its Credit Agreement, as amended with certain lenders (the “Lenders”) and Bank of America (“BofA”) as Agent (the “Credit Agreement”), which has a term that ends on November 21, 2011. The borrowings under the Credit Agreement (approximately $18,000 at June 30, 2010) are secured in the U.S. by a pledge of substantially all of the Company’s domestic assets and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain of the Company’s Asian subsidiaries.
     On July 31, 2009, the Company entered into an amendment to the Credit Agreement (the “July 31, 2009 Amendment”) pursuant to which (i) euro borrowings bear interest at LIBOR plus 4.50%, or in the case of U.S. dollar loans, at the prime rate plus 3.00%, (ii) the amount of the revolving commitment was reduced from $35,000 to $25,000 provided that the aggregate of all revolving loans outstanding plus $7,900 do not exceed $25,000 and (iii) the collateral was increased.
     The Credit Agreement, as amended, by the July 31, 2009 Amendment, requires the Company to satisfy certain minimum EBITDA, Fixed Charge Coverage Ratio, Total Funded Debt Ratio, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. Minimum EBITDA, as defined, must not be less than i) $1,100 for the six month period ending December 31, 2009, ii) $2,300 for the three Fiscal Quarters ending March 31, 2010, iii) $4,100 for the fiscal year ending June 30, 2010 and iv) $12,000 for each Four Fiscal Quarter Computation Period ending on or after September 30, 2010. The Fixed Charge Coverage Ratio, as defined, must not be less then 1.25 to 1.00 for the Four Fiscal Quarter Computation Period ending September 30, 2010. The Leverage Ratio must not exceed 3.00 to 1.00 for the Four Fiscal Quarter Computation Period ending September 30, 2010. Currency Adjusted Net Sales must not be less then certain defined levels for the fifteen reporting periods consisting of three consecutive three-month periods commencing with the first reporting period ending on July 31, 2009 and the final reporting period ending on September 30, 2010. Capital expenditures must not exceed $1,000 for the fiscal year ending June 30, 2010. Minimum Liquidity, as defined as the U.S. Dollar Equivalent of consolidated cash and cash equivalents of the Company and its U.S. and European Subsidiaries shall not be less than $300 and not permit borrowings under the Revolving Loan or request issuance or increase in any Letters of Credit if the sum of all Dollar Equivalent Revolving Outstandings, Letters of Credit and Specified Availability exceeds $25,000. In addition the July 31, 2009 Credit Agreement Amendment required that the net proceeds related to the settlement of the patent infringement lawsuit be used to repay a portion of the Company’s long-term obligation. A payment of approximately $7,700 was made on October 15, 2009 as a result of the settlement. In May 2010 the Company made the final payment on the term loan.
     The Company incurred cash costs of approximately $1,224 associated with the July 31, 2009 Amendment. Certain of these costs, along with legacy deferred financing costs, were required to be charged to expense and the Company recorded a charge of $1,183 during the first quarter of fiscal year 2010. Certain of these costs coupled with legacy deferred financing costs, totaling approximately $1,279, will be amortized over the remaining term of the amended agreement.
     On May 12, 2010, the Company entered into Waiver and Amendment No. 6 to Credit Agreement which waived the Company’s failure to satisfy the Currency Adjusted Net Sales covenant for the consecutive three-month period ended April 30, 2010 and amended the Credit Agreement to change the date for delivery of the Company’s financial projections for the Fiscal Year commencing July 1, 2010.
     On June 9, 2010, the Company entered into Waiver and Amendment No. 7 to Credit Agreement which waived the Company’s failure to meet the Currency Adjusted Net Sales covenant for the consecutive three-month period ended May 31, 2010 and amended the Credit Agreement to make certain modifications to (i) the required Currency Adjusted Net Sales covenant for the periods consisting of two consecutive months ending June 30,2010, three consecutive months ending July 31, 2012, three consecutive months ending August 31, 2010 and three consecutive months ending September 30, 2010, (2) the EBITDA financial covenants, (iii) the Minimum EBITDA covenant to provide that minimum EBITDA (as defined), must not be less than $2,769 for the fiscal year ending June 30, 2010 and $12,000 for each Four Fiscal Quarter Computation Periods ending on or after September 30, 2010 and (iv) to permit the Company to acquire Nordson UV Ltd. and Horizon Lamps, Inc. (“Nordson UV”) and incur certain debt in connection with the acquisition. At June 30, 2010 the Company was in compliance with all financial covenants under the amended Credit Agreement.
     On September 28, 2010, the Company entered into Amendment #8 to the Credit Agreement (the “Amendment #8”) with BofA. Under the terms of the Amendment #8, the total commitment under the revolving credit agreement was reduced from $25 million to $20 million; certain adjustments were made to the interest payment provisions; and the Company provided the lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011.
     (b) $2,521 five year subordinated promissory note with principal and interest payments due and payable in five annual installments.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended short- and long-term credit facilities to the Company totaling $32,256. As of June 30, 2010, the Company had $19,535 outstanding (including Letters of Credit). The amount available under these credit facilities at June 30, 2010 was $4,521.
     Maturities of long-term debt in each fiscal year ending after June 30, 2010 are as follows:

Fiscal Year Ending June 30,	(in thousands)
2011	$389
2012	14,376
2013	499
2014	561
2015	630
2016 and thereafter	—

$16,455

Note 9 — Taxes on Income:
     Income (loss) before income taxes and the (benefit) provision for income taxes are comprised of:

	For the Years Ended June 30,
	2010	2009	2008
Income (loss) before income taxes:
Domestic	$(3,365)	$(5,549)	$1,208
Foreign	10,371	(8,275)	7,145

	$7,006	$(13,824)	$8,353

(Benefit) provision for income taxes:
Currently payable:
Domestic	$437	$(544)	$187
Foreign	129	(240)	1,245

	566	(784)	1,432

Deferred:
Domestic	$457	$(1,297)	$(1,593)
Foreign	955	68	2,023

	1,412	(1,229)	430

Total income tax provision	$1,978	$(2,013)	$1,862

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Deferred tax assets (liabilities):
Foreign tax credit carryforwards	$3,853	$6,325
Foreign net operating loss carryforwards	8,525	10,575
Domestic net operating loss carryforwards	2,432	—
Capital loss carryforwards	164	181
Inventories	1,426	2,408
Pension/deferred compensation	2,962	2,745
Identifiable intangibles	(2,721)	(1,830)
Other deferred tax assets, individually less than 5%	2,293	1,848
Other deferred tax liabilities, individually less than 5%	(15)	(71)

Net deferred tax asset	18,919	22,181
Valuation allowance	(10,232)	(12,687)

Total net deferred tax assets	$8,687	$9,494

     At June 30, 2010, net operating loss carryforwards of $40,430 may be available to reduce future foreign taxable income. The majority of the Company’s foreign net operating loss (“NOL”) carry-forwards have an indefinite carry-forward period. In addition, as of June 30, 2010, the Company has indefinite foreign capital loss carry-forwards available in the amount of $586. At June 30, 2010 the Company had U.S. NOL carryforwards of $6,856, of which $1,790 will expire in 2020 and $5,066 which will expire in 2030. Foreign tax credits of $3,853 expire in 2013 through 2019.
     The Company establishes valuation allowances in accordance with the provisions of ASC 740, Income Taxes. The change in the valuation allowance for the period ended June 30, 2010 primarily reflects the expiration of fully reserved foreign tax credits and valuation allowance provided on certain foreign NOL and foreign tax credits.
     The Company has not had to provide for income taxes on $25,739 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company’s intention to indefinitely reinvest those earnings.
     On June 30, 2010, the Company’s unrecognized tax benefits totaled $4,102, including $3,726 of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate. Approximately $1,469 of the reduction would be in the form of foreign tax credits that would likely attract a valuation allowance.
     Where applicable, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits from its global operations in income tax expense. During the fiscal years ending June 30, 2010 and 2009, the Company accrued $18 and $39, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are accrued in the Company’s income tax expense, such amounts, if reversed, will reduce the effective income tax rate. At June 30, 2010 the Company had $267 of accrued interest and penalty.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties associated with uncertain tax positions is as follows:

	Year Ended June 30,
	2010	2009
	(in thousands)

Balance as of July 1	$4,999	$4,855
Additions based on tax positions related to the current year	90	144
Reductions for tax positions related to prior years	(113)	—
Decrease from lapse of statute of limitation	(874)	—

Balance as of June 30	$4,102	$4,999

     The Company conducts its business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to ongoing tax examinations and assessments in such major jurisdictions as the U.S., Germany, Sweden and Japan. The earliest year for which the Company or its affiliates are subject to examination by tax authorities is the tax year 2000. It is reasonable possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken for related to previously filed tax returns may decrease. In fiscal year 2010 the Company finalized a tax audit in the U.S. for fiscal year 2008 and in early fiscal year 2011 is expected to finalize a tax audit in Germany for the fiscal years 2000 through 2004. The range of possible decrease related to the potential settled adjustments and expiration of the statute of limitations is zero to $2.4 million.
     The reconciliation of the computed “expected” provision (determined by applying the United States Federal statutory income tax rate of 34% to income before income taxes) to the actual tax provision is as follows:

	For the Years Ended June 30,
	2010	2009	2008
		(in thousands)
Computed “expected” tax provision	$2,381	$(4,700)	$2,811
Permanent differences	357	445	10
Foreign income taxed at rates other than the U.S. statutory rate	(947)	(136)	(263)
Change in deferred tax asset valuation allowance	2,305	761	(1,092)
Adjustment to tax liabilities	(838)	179	254
Gain on bargain purchase	(1,006)	—	—
Goodwill impairment	—	1,951	—
Other reconciling items	(274)	(513)	142

Total income tax provision	$1,978	$(2,013)	$1,862

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
     With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the number of outstanding shares of both classes of Common Stock as of the record date of the meeting of stockholders. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the meeting of stockholders, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of June 30, 2010, the number of outstanding shares of Class B constituted approximately 7% of the total number of outstanding shares of both classes of Common Stock.
     Class A has no conversion rights; however, shares of Class B are convertible into shares of Class A on a one-for-one basis. In addition, no dividend in cash or property may be declared or paid on shares of Class B without a dividend being declared or paid on shares of Class A of at least 105% of the dividend declared or paid on shares of Class B. The Company’s current Credit Agreement prohibits the payment of dividends.
     In November 1999, the Company initiated its most recent stock repurchase program. Under the program, the Company is authorized to utilize up to $5,000 to repurchase Class A shares. As of June 30, 2010, 1,192,760 shares of Class A had been repurchased for $2,638. During the fiscal year ended June 30, 2010 no shares of Class A were repurchased. Repurchases are restricted under the terms of the Credit Agreement.

Note 11 — Stock Based Compensation:
     Stock based incentive awards are provided under the terms of the Company’s plans:
     The 1996 Stock Option Plan, as amended and restated (the “1996 Plan”) allowed for the granting, at fair market value on the date of grant, of incentive stock options, non-qualified stock options, and tandem SARS to employees and Eligible Directors for up to a total of 1,875,000 shares of Class A. All options became exercisable in three equal annual installments commencing on the second anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant. The 1996 Plan terminated on November 18, 2006; however, outstanding options under the 1996 Plan continue to be subject to the terms thereof.
     The 1998 Non-Employee Directors’ Stock Option Plan provided for the granting, at fair market value on the date of grant, of options to Eligible Directors to purchase up to an aggregate of 250,000 shares of Class A Common Stock. Under the 1998 Plan, each year, each Eligible Director received a grant of options to purchase 3,000 shares of Class A Common Stock. The options vested one-third per year on each succeeding anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant. The 1998 Plan was terminated on November 21, 2002; however, outstanding options under the 1998 Plan continue to be subject to the terms thereof.
     The 2005 Equity Compensation Plan (the “2005 Plan”) was approved by the Company’s Board of Directors in October 2005 and by its stockholders in November 2005. The 2005 Plan was amended in August 2008 to increase by 1,000,000 shares the number of shares of Class A Common Stock that may be subject to awards outstanding under the 2005 Plan from 1,200,000 to 2,200,000. This amendment was approved by the stockholders on November 11, 2008. The 2005 Plan provides for the granting of a variety of awards to the Company’s employees, non-employee directors, and others who provide services to the Company, including stock-based incentives and cash-based incentives. The maximum aggregate number of shares that may be delivered to participants or their beneficiaries pursuant to all awards granted under the 2005 Plan is now 2,200,000. During fiscal year 2010, an aggregate of 408,440 shares were granted as restricted shares/share units, long term incentive performance awards and stock options under the 2005 Plan. Canceled awards during fiscal year 2010 totaled 25,167, and will become available for future grants. Unless otherwise set forth in an award agreement, awards granted as an option to purchase shares shall vest in three equal annual installments commencing on the second anniversary of the date of such grant. Awards granted as restricted shares/share units have restrictions that generally lapse in three equal annual installments commencing on the first anniversary of the date of such award.
     At June 30, 2010, the aggregate number of shares available for future grants under the 2005 Plan is 839,946.
     Compensation expense recorded for all of the Company’s share-based compensation plans for the fiscal years, 2010, 2009 and 2008 was $829, $1,092 and $1,031, respectively. The tax benefit related to this compensation expense for the fiscal years 2010, 2009 and 2008 was $274, $373 and $336, respectively.
Stock Options
     The following table summarizes activity under the plans during 2010, 2009 and 2008.

	The 1996 Plan					The 1998 Plan
				Weighted					Weighted
			Option Price	Average Price				Option Price	Average Price
	Class A	Class B	Range	A	B	Class A	Class B	Range	A	B
Outstanding at June 30, 2007	937,670	0	$0.58-$5.50	$3.17	$0.00	30,000	0	$1.13-$5.50	$2.48	$0.00

Granted	0	0				0	0
Canceled	(66,503)	0	$1.93-$5.50	$4.21		0	0
Exercised	(33,332)	0	$1.93-$4.49	$2.80		0	0

Outstanding at June 30, 2008	837,835	0	$0.58-$5.50	$3.10	$0.00	30,000	0	$1.13-$5.50	$2.48	$0.00

Granted	0	0				0	0
Canceled	(80,999)	0	$3.25-$5.50	$5.12		(9,000)	0	$5.49	$5.49
Exercised	0	0				0	0

Outstanding at June 30, 2009	756,836	0	$0.58-$4.95	$2.88	$0.00	21,000	0	$1.13-$2.25	$1.56	$0.00

Granted	0	0				0	0
Canceled	(98,334)	0	$0.82-$4.90	$2.69		(6,000)	0	$2.25	$2.25
Exercised	(14,333)	0	$0.58-$0.82	$0.74		(3,000)	0	$1.13	1.13

Outstanding at June 30, 2010	644,169	0	$0.58-$4.95	$2.96	$0.00	12,000	0	$1.13-$2.25	$1.32	$0.00

Exercisable at June 30, 2010	614,167	0	$0.58-$4.95	$2.87	$0.00	12,000	0	$1.13-$1.50	$1.32	$0.00

	The 2005 Plan
		Option Price	Weighted
	Class A	Range	Average Price
Outstanding at June 30, 2007	0	$0.00	$0.00

Granted	150,000	$5.49	$5.49
Canceled	(16,000)	$5.49	$5.49
Exercised	0	$0.00	$0.00

Outstanding at June 30, 2008	134,000	$5.49	$5.49

Granted	118,500	$2.22	$2.22
Canceled	(41,000)	$2.22-$5.49	$3.82
Exercised	0	0	$0.00

Outstanding at June 30, 2009	211,500	$2.22-$5.49	$3.98

Granted	130,000	$1.22-$1.82	$1.79
Canceled	(5,667)	$2.22-$5.49	$3.76
Exercised	0	$0.00	$0.00

Outstanding at June 30, 2010	335,833	$1.22-$5.49	$3.14

Exercisable at June 30, 2010	37,993	$5.49	$5.49

     The aggregate intrinsic value of options exercised during the fiscal year ended June 30, 2010 was $15.
     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2010:

Options Outstanding				Options Exercisable
		Weighted	Weighted	Number	Weighted
Range of	Number of	Average	Average	of	Average
Exercise	Outstanding	Remaining	Outstanding	Exercisable	Exercise
Prices	Options	Contractual Life	Price	Options	Price
$0.58 - $1.50	133,167	1.5 years	$1.01	126,167	$1.00
$1.82 - $3.25	390,834	4.6 years	$2.03	173,334	$2.08
$3.41 - $4.90	346,668	4.8 years	$4.00	320,000	$3.93
$4.95 - $5.49	121,333	7.1 years	$5.45	44,659	$5.41
     The aggregate intrinsic value of both outstanding and exercisable options at June 30, 2010 was $24.
     Total unrecognized compensation costs related to non-vested stock option awards at June 30, 2010 is $251 and is expected to be recognized over the weighted average period of approximately 2.1 years.
     The Company estimates the fair value of stock options at the date of grant using a Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk free rate and the Company’s dividend yield.
     The following table presents the weighted average assumptions used for options granted.

	For the Years Ended June 30,
	2010	2009	2008
	(in thousands)
Option term (1)	5	5	5
Volatility (2)	50.51	49.85	63.57
Risk free rate	2.31	3.18	4.77
Dividend yield	—	—	—
Weighted average fair value	$0.84	$1.04	$3.18

(1)	The option term is the number of years that the Company estimates, based on history, that options will be outstanding prior to exercise.

(2)	Prior to fiscal 2006, expected volatility was based on historical volatilities over the expected terms. With the adoption of SFAS 123(R) the Company continues to determine expected volatility based on historical volatilities but has incorporated adjustments associated with an unusually volatile period from its mean-reversion analysis for fiscal years commencing with 2006.
Restricted Stock
     During the years ended June 30, 2010 and 2009, the Company issued restricted shares/share units under the 2005 Plan. Awards granted as restricted shares/share units have restrictions that generally lapse in three equal annual installments commencing on the first anniversary of the date of each such award. Compensation expense of $655 and $884 was recognized during the periods ended June 30, 2010 and 2009, respectively. The aggregate unrecognized compensation costs related to the non-vested restricted grants at June 30, 2010 was $443 and is expected to be recognized over a weighted-average period of approximately 1.5 years.

     The following table summarizes outstanding and non-vested shares under the 2005 Plan for 2010, 2009 and 2008.

	The 2005 Plan
		Weighted Average
		Grant Date Fair
	Class A Units	Value
Outstanding at June 30, 2007	286,039	$4.80

Granted	245,848	$4.75
Canceled	0	$0.00
Vested	(111,868)	$4.70

Outstanding at June 30, 2008	420,019	$4.80

Granted	139,667	$2.01
Canceled	(7,500)	$5.19
Vested	(198,454)	$4.73

Outstanding at June 30, 2009	353,732	$3.73

Granted	177,000	$1.65
Canceled	(15,500)	$3.55
Vested	(187,774)	$4.05

Outstanding at June 30, 2010	327,458	$2.43

Long Term Incentive Performance Share Awards
     During the fiscal years ended June 30, 2010 and 2009, the Company issued long term incentive performance share awards (“PSAs”) under the 2005 Plan. PSAs are stock awards where the number of shares ultimately received by the employee depends on the Company’s performance against specified targets and typically vest during a three-year period. The fair value of each PSA is determined on the grant date, based on the Company’s stock price. Over the performance period, the number of shares of stock that will be issued and the associated compensation expense is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets. The fair value of PSAs granted during the fiscal years ended June 30, 2010 and 2009, was $183 and $87, respectively. Total fair value of PSAs vested and compensation expense during the year ended June 30, 2010 and 2009 was $0, based on the current assessment of the probability of achievement.
     Long-term incentive performance share awards:

	The 2005 Plan
		Weighted Average
		Grant Date Fair
	Class A Units	Value
Outstanding at June 30, 2008	0	$0.00

Granted	43,333	$2.15
Canceled	0	$0.00
Vested	0	$0.00

Outstanding at June 30, 2009	43,333	$2.15

Granted	101,440	$1.80
Canceled	(4,000)	$2.15
Vested	0	$0.00

Outstanding at June 30, 2010	140,773	$1.90

Note 12 — Supplemental Compensation:
     In the U.S., the Company maintains the Baldwin Technology Profit Sharing and Savings Plan. The Company typically matched up to 5% of eligible compensation and the participants’ interests in the Company’s contributions vest immediately. During fiscal years 2009 and 2010, the Company suspended its matching contributions to the plan. Participant contributions are made on a weekly basis, while the Company’s matching contributions are made on a quarterly basis. Employer contributions charged to income were $0, $154 and $254, respectively, for the fiscal years ended June 2010, 2009 and 2008. The assets of the plan are invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company. The Class A Common Stock constituted approximately 1% of the total assets of the Plan at June 30, 2010.

     Certain subsidiaries within Europe maintain defined contribution and/or profit sharing plans. Amounts expensed under these plans based upon the age, salary and years of service of employees covered by the plans were as follows:

	For the Years Ended June 30,
	2010	2009	2008
		(in thousands)
Baldwin Germany GmbH	$213	$218	$221
Baldwin IVT AB	44	48	59
Baldwin Jimek AB	75	67	77
Baldwin UK Ltd.	52	60	79
Baldwin Globaltec Ltd.	8	8	10

Total expense	$392	$401	$446

     In Germany, there is one pension plan covering one former employee, and the Company’s Japanese subsidiary maintains a retirement plan covering all of its employees. These defined benefit plans provide for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability. The fair value of 100% of plan assets are represented by insurance contracts and the expected return on plan assets is determined based on the expected long term rate of return on plan assets. The Company also has a non-qualified Supplemental Executive Retirement Plans (SERPs). The SERPs provides benefits to eligible executives, based on average earnings, years of service and age at retirement or separation of employment. The Company has established a Trust to provide a potential source of funds to pay benefits under the SERPs. The amount held in trust at June 30, 2010 and 2009 was $1,253 and $1,156, respectively, which represents the market value of the trust assets measured as a Level 1 type valuation as of June 30, 2010 and 2009, respectively. The Company uses a measurement date of June 30 for its defined benefits plans.
     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

	For the Years Ended June 30,
	2010	2009	2008
		(in thousands)
Service Cost — benefits earned during the year	$401	$401	$424
Interest on projected benefit obligation	329	336	259
Annual return on plan assets	(20)	(20)	(2)
Amortization of net actuarial loss (gain)	48	45	(10)

Net periodic pension expense	$758	$762	$671

	For the Years Ended June 30,
	2010	2009
	(in thousands)
Change in benefit obligation:
Projected benefit obligation — beginning of year	$9,645	$8,600
Service cost — benefits earned during the year	401	401
Interest on projected benefit obligation	329	336
Actuarial (gain) loss	204	(13)
Benefits paid	(771)	(939)
Foreign currency rate changes	431	1,260

Projected benefit obligation — end of year	$10,239	$9,645

Change in plan assets:
Fair value of plan assets — beginning of year	$1,796	$1,709
Actual return on plan assets	10	14
Contributions to the plan	768	772
Benefits paid	(691)	(859)
Foreign currency rate changes	154	160

Fair value of plan assets — end of year	2,037	1,796

Funded status at year end	$(8,202)	$(7,849)

Components of above amounts:
Accrued expenses	$(605)	$(529)
Accrued benefit liability (noncurrent)	(7,597)	(7,320)

Total	$8,202	$(7,849)

Amounts included in AOCL:
Actuarial losses	$(993)	$(881)

Amount expected to be recognized during next fiscal year actuarial gain	$71	$11

Accumulated benefit obligation	$9,706	$8,915

Weighted average actuarial assumptions:
Discount rate	1.75%-5.10%	1.75%-6.00%
Rate of increase in compensation levels	0.00%-3.00%	0.00%-3.00%
Expected rate of return on plan assets	1.50%-4.00%	1.00%-4.10%
     Undiscounted benefit amounts expected to be paid for each of the next five successive fiscal years and for the aggregate next five years thereafter are as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2011	$1,058
2012	804
2013	1,030
2014	813
2015	613
Aggregate for 2016 through 2020	4,373
     The amount expected to be contributed by the Company to its defined benefit pension plans during fiscal year 2011 is approximately $287.

Note 13 — Restructuring:
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

	Initial	Payments against	Balance at	Payments against	Balance at
	Reserve	Reserve	June 30, 2009	Reserve	June 30, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$681	$(586)	$95	$(95)	$—

Total restructuring costs	$681	$(586)	$95	$(95)	$—

Quarter 3 FY 2009 Plans:
     In January and March 2009, the Company committed to the principal features of plans to restructure some of its existing operations. These plans included the consolidation of production facilities in Germany, as well as employee reductions in Germany, Sweden, Italy and the U.S. The actions were taken in response to sustained weak market conditions. Actions under the plan commenced during the third quarter of Fiscal 2009; and the Company substantially completed the actions by June 30, 2009.

	Initial	Payments against	Balance at	Payments against	Balance at
	Reserve	Reserve	June 30, 2009	Reserve	June 30, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$3,836	$(1,802)	$2,034	$(1,768)	$266
Other	230	(101)	129	—	129

Total restructuring costs	$4,066	$(1,903)	$2,163	$(1,768)	$395

Quarter 4 FY 2010 Plan:
     In June 2010 the Company committed to the principal features of a plan to additionally restructure its operation in Germany. Actions under the plan commenced and were completed by June 30, 2010. All costs associated with the plan are cash payments related to employee reductions. Payments will continue through the second quarter of fiscal 2011.

	Initial	Payments against	Balance at
	Reserve	Reserve	June 30, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$540	$(38)	$502
Total restructuring costs	$540	$(38)	$502

Note 14 — Business Acquisition:
     On June 30, 2010, the Company concluded its acquisition of 100% of the outstanding shares of Nordson UV. The acquired business provides UV (ultraviolet) curing systems to the graphic arts markets, as well as a line of parts and consumables (ultraviolet lamps). The acquisition introduces the Company to delivery of UV curing systems as well as expanding opportunities in UV applications and the digital (ink jet) market sector.
     In conjunction with the acquisition, the Company executed a five-year purchase note payable to Nordson Corporation, the seller. The original amount of the note payable was $2,150. Due to a subsequent net working capital adjustment, the note will be revised to

$2,521 of which $1,871 represents the purchase price and $650 represents costs of the transaction funded by the seller to be repaid to the seller over the period of the note.
     The following summarizes the allocation of purchase price, based on a management’s valuation study, to the fair value of assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Accounts Receivable	$1,875
Inventory	2,740
Property, plant and equipment	1,174
Existing product technology and other intangibles	1,560
Other assets	611

Total assets acquired	$7,960

Liabilities assumed:
Accounts payable and other accrued liabilities	$1,978
Deferred tax liability	1,151
Net assets acquired	4,831
Gain on bargain purchase	2,960

Purchase price	$1,871

Note 15 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for each of the fiscal years ended June 30, 2010 and 2009 are as follows:
     Activity in the fiscal year ended June 30, 2010 was as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of July 1, 2009	$22,170	$1,462	$20,708

Effects of currency translation	(643)	(37)	(606)

Balance as of June 30, 2010	$21,527	$1,425	$20,102

     Activity in the fiscal year ended June 30, 2009 was as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
		(in thousands)
Balance as of July 1, 2008	$31,516	$3,765	$27,751

Impairment *	(8,037)	(2,379)	(5,658)
Oxy-Dry price adjustment	(164)	—	(164)
Effects of currency translation	(1,145)	76	(1,221)

Balance as of June 30, 2009	$22,170	$1,462	$20,708

*	The Company recorded a goodwill impairment charge mainly related to its Japan reporting unit during the third quarter of fiscal year 2009.
     Intangible assets subject to amortization were comprised of the following:

		As of June 30, 2010		As of June 30, 2009
	Amortization Period	Gross	Accumulated	Gross	Accumulated
Intangible Assets:	(Years)	Carrying Amount	Amortization	Carrying Amount	Amortization
		(in thousands)		(in thousands)
Patents and Trademarks	12-20	$11,372	$7,155	$10,998	$6,830
Customer relationships	2-13	1,066	204	644	114
Trademarks	30	1,368	163	1,508	92
Existing product technology	15	5,605	1,135	5,167	612
Non-compete/solicitation agreements	5	95	67	95	34
Other	5-30	2,165	1,848	2,195	1,715

Total		$21,671	$10,572	$20,607	$9,397

     The weighted average life for intangible assets at June 30, 2010 was 13 years. Amortization expense was $1,253 for the fiscal year ended June 30, 2010, $1,427 for the fiscal year ended June 30, 2009 and $1,182 for the fiscal year ended June 30, 2008. The net carrying amount of intangible assets decreased $111 for the year ended June 30, 2010 primarily due to amortization of $1,253 and effects of currency translation of $563, offset by intangibles created as a result of the Nordson acquisition of $1,560 and the costs of retaining and obtaining future economic benefits of patents of $147.
     Estimated amortization expense for each of the five fiscal years is as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2011	$1,312
2012	$1,217
2013	$1,106
2014	$1,052
2015	$1,014
Note 16 — Commitments and Contingencies:
     Future minimum annual lease payments under capital leases are as follows at June 30, 2010:

Fiscal Years Ending June 30,	Amount
(in thousands)
2011	99
2012	3
2013	—
2014	—
2015	—

Present value of minimum lease payments (net of $2 with interest)	$102

     At June 30, 2010, $3 ($90 at June 30, 2009) was included in “Other long-term liabilities” representing the long-term portion of the present value of minimum lease payments, and $99 ($137 at June 30, 2009) was included in “Other accounts payable and accrued liabilities” representing the current portion of the present value of minimum lease payments. At June 30, 2010, the gross asset totaled $95, with accumulated depreciation of $69.
     Rental expense under operating leases amounted to approximately $7,316, $6,697 and $6,696 for the years ended June 30, 2010, 2009 and 2008, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2010 are as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2011	$6,376
2012	$4,594
2013	$3,537
2014	$2,339
2015	$1,892
2016 and thereafter	$4,383
Note 17 — Related Parties:
     Samuel B. Fortenbaugh III, a Director of the Company since 1987, has rendered legal services to the Company since September 2002. During the fiscal years ended June 30, 2010, 2009 and 2008, the Company paid $139, $95 and $171, respectively to Mr. Fortenbaugh for legal services rendered.
     Akira Hara, a Director of the Company from 1989 through 2008, is currently a strategic advisor to the Company and Chairman of Baldwin Japan Limited, a wholly-owned subsidiary of the Company. Mr. Hara, as strategic advisor, receives compensation of approximately $40 per year through September 30, 2010. In addition, Mr. Hara receives benefits under a non-qualified supplemental executive retirement plan, which expires in 2015 or upon his death whichever occurs later. The estimated annual benefit payable to him under this supplemental plan is approximately $183.
Note 18 — Warranty Costs:
     The Company’s standard contractual warranty provisions are to repair or replace product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product by product basis, based on the actual historical experience. The Company accrues estimated warranty costs, reported in “other accounts payable and accrued liabilities”, at the time of sale. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separate from and in addition to the percentage of revenue discussed above.

Warranty Amount
(in thousands)
Warranty reserve at June 30, 2008	$5,421
Additional warranty expense accruals	2,708
Payments against reserve	(4,817)
Effects of currency rate fluctuations	(686)

Warranty reserve at June 30, 2009	$2,626

Additional warranty expense accruals	2,271
Additional warranty reserve related to Nordson acquisition	240
Payments against reserve	(3,085)
Effects of currency rate fluctuations	(53)

Warranty reserve at June 30, 2010	$1,999

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
     On September 24, 2009, the Company and technotrans AG (“Technotrans”) agreed to an out-of-court settlement to terminate proceedings that have been continuing for a number of years in connection with the infringement of a Baldwin patent. Under the agreement, technotrans paid to the Company Euro 6.5 million (approximately $9.6 million) to the Company and the Company agreed to dismiss its claim for damages.
Note 20: — Subsequent Event:
     On July 8, 2010, the Company entered into an advisory agreement (the “Advisory Agreement”) with OBX Partners LLC (“OBX”), a Florida limited liability company, under which OBX will act as a financial advisor and strategic consultant to the Ad Hoc Advisory Committee of the Board of Directors of the Company, with regard to any transactions being contemplated by the Company during the term of the engagement, the Company’s budget and business plans and the Company’s financing needs and liquidity. A copy of the Advisory Agreement was filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed July 14, 2010. As part of the consideration for the services to be rendered pursuant to the Advisory Agreement, the Company granted to OBX an option (the “Option”) to purchase 300,000 shares of the Company’s Class A Common Stock (the “Shares”) at an exercise price per share of $1.26, exercisable on or after October 1, 2011. The Option will terminate on November 16, 2010 if OBX shall not have substantially completed the engagement. If not previously terminated, the Option shall terminate on September 30, 2020. Neither the Option nor the Shares to be issued upon exercise of the Option have been registered under the Securities Act of 1933 in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

     On September 28, 2010, the Company entered into Amendment #8 to the Credit Agreement (the “Amendment #8”) with BofA. Under the terms of the Amendment #8, the total commitment under the revolving credit agreement was reduced from $25 million to $20 million; certain adjustments were made to the interest payment provisions; and the Company provided the lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011.
Note 21 — Additional Balance Sheet Detail

	As of June 30, 2010	As of June 30, 2009
	(in thousands)
Other Accounts Payable and Accrued Liabilities
Warranty (see Note 18 - Warranty Costs)	$1,999	$2,626
Commissions	329	405
Restructuring reserve (see Note 13 - Restructuring)	897	2,258
Installation reserve	171	472
Professional fees	518	590
Health insurance	721	956
VAT tax payable	531	76
Other	3,554	3,585

	$8,720	$10,968

	As of June 30, 2010	As of June 30, 2009
	(in thousands)
Other Long-Term Liabilities
Non-current income tax liabilities (see Note 9)	$3,726	$2,971
Supplemental Compensation (see Note 12)	7,597	7,320
Phantom Equity	252	822
Other	852	669

	$12,427	$11,782

Note 22 — Quarterly Financial Data (unaudited):
     Summarized unaudited quarterly financial data for the fiscal years ended June 30, 2010 and 2009 are as follows (in thousands, except per share data):

	Quarter
Fiscal Year Ended June 30, 2010	First	Second	Third	Fourth
Net sales	$36,174	$38,751	$39,498	$37,395
Cost of goods sold	25,754	27,093	27,764	26,071
Gross profit	10,420	11,658	11,734	11,324
Operating expenses (1)	12,030	11,551	11,034	11,733
Restructuring (2)	—	—	—	540
Legal settlement gain (3)	9,266	—	—	—
Gain on bargain purchase (4)	—	—	—	2,960
Interest expense, net	1,715	485	426	432
Other (income) expense, net	176	26	69	139

Income before income taxes	5,765	(404)	205	1,440
Provision (benefit) for income taxes.	1,867	12	72	27

Net income (loss)	$3,898	$(416)	$133	$1,413

Net income (loss) per share:
Net income (loss) per share — basic	$0.25	$(0.03)	$0.01	$0.09
Net income (loss) per share — diluted	$0.25	$(0.03)	$0.01	$0.09

Weighted average shares outstanding:
Basic	15,380	15,461	15,526	15,477

Diluted	15,427	15,461	15,562	15,524

(1)	First quarter includes $911 of costs related to a special investigation into violation of the Company’s internal control procedures. Fourth quarter includes costs of $330 associated with the Nordson acquisition and $250 for bank amendment fees.

(2)	See Note 13 regarding details of restructuring expense

(3)	Gain on legal settlement of patent infringement lawsuit

(4)	Gain on purchase of Nordson UV

	Quarter
Fiscal Year Ended June 30, 2009	First	Second	Third	Fourth
Net sales	$55,937	$46,259	$36,087	$38,289
Cost of goods sold	38,602	31,886	25,816	26,839
Inventory reserve adjustment (1)	—	—	4,250	—

Gross profit	17,335	14,373	6,021	11,450
Operating expenses (2)	14,844	13,053	12,099	11,202
Restructuring (3)	—	681	4,066	—
Impairment of goodwill (4)	—	—	5,658	—
Interest expense, net	687	545	428	608
Other (income) expense, net	(403)	(846)	311	70

Income before income taxes	2,207	940	(16,541)	(430)
Provision (benefit) for income taxes	997	477	(3,094)	(393)

Net income (loss)	$1,210	$463	$(13,447)	$(37)

Net income (loss) per share:
Net income (loss) per share — basic	$0.08	$0.03	$(0.88)	$0.00
Net income (loss) per share — diluted	$0.08	$0.03	$(0.88)	$0.00

Weighted average shares outstanding:
Basic	15,282	15,332	15,344	15,360

Diluted	15,461	15,408	15,344	15,360

(1)	Third quarter reflects write-down of U.S. inventory

(2)	Operating expenses include $465 accounts receivable reserve for a customer bankruptcy in third quarter and $240 additional allowance for doubtful accounts in fourth quarter

(3)	See Note 13 regarding details of restructuring expense

(4)	Third quarter reflects a goodwill impairment charge related to the Company’s Japan reporting unit
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
     (b) Management’s report on internal controls over financial reporting
     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation and effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures of the Company may deteriorate.
     Management has conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting.
     Based on our evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2010.
     (c) Changes in internal controls over financial reporting — Remediation Plan
     Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009. Subsequent to the Company’s August 20, 2009 publication of its earnings for the year ended June 30, 2009, the Company discovered that certain shipments made by its Lenexa, Kansas facility prior to June 30, 2009 did not conform to internal control policies and procedures. This resulted in adjustments for improperly recorded revenue and the collectability of certain accounts receivable.
     During fiscal year 2010, management took various actions to strengthen internal controls over financial reporting at its Lenexa, Kansas facility according to the remediation plan previously disclosed. The following remediation activities were performed:
•	Terminated the General Manager and Controller of the Lenexa, Kansas facility and hired new highly qualified executives to fill those positions

•	Hired an internal auditor to regularly review conformance to internal control policies and procedures globally

•	Provided additional training in the Company’s ethics and whistleblower policies, as well as the Company operating policies, procedures and internal controls, primarily in areas related to revenue.
     As a result of the execution of our remediation plan and testing of the effectiveness of internal controls over financial reporting, the Company has strengthened internal controls at our Lenexa, Kansas facility and concluded that its internal control over financial reporting was effective as of June 30, 2010.
     (d) Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     On September 28, 2010, the Company entered into Amendment No. 8 to the Credit Agreement (the “Amendment #8”) with Bank of America and the other Lenders parties thereto. Under the terms of the Amendment #8, the total commitment under the revolving credit agreement was reduced from $25 million to $20 million; certain adjustments were made to the interest payment provisions; and the Company provided the lenders warrants as described below. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011.
     On September 28, 2010, the Company issued to Bank of America, N.A., RBS Citizens, North America and Webster Bank, N.A. a Warrant with a term of ten (10) years to purchase an aggregate of 352,671 shares of Class A Common Stock of the Company for $0.01 per share. If not previously exercised, the Warrant will become void on September 28, 2020. The Warrants also contain a put provision that enables the Holder after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. Neither the Warrants nor the Shares acquirable upon the exercise thereof have been registered under the Securities Act of 1933, as Amended, or under the securities laws of any state, in reliance upon an exemption from such registration.
PART III
Items 10, 11, 12, 13, 14
     Information required under these items is contained in the Company’s 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year-end; accordingly, this information is therefore incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a)(1) Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.
     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

Page
Schedule II — Valuation and Qualifying Accounts	61
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (a)(3) The following is a list of all exhibits filed as part of this Report:
INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 4, 1986. Filed as Exhibit 3.1 to the Company’s registration statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1988. Filed as Exhibit 3.2 to the Company’s Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 20, 1990. Filed as Exhibit 3.3 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

3.4	By-Laws of the Company as amended on November 13, 2007. Filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated November 19, 2007 and incorporated herein by reference.

10.1*	Baldwin Technology Company, Inc. 1996 Stock Option Plan, as amended August 2002. Filed as Exhibit A to the Baldwin Technology Company, Inc. 2002 Proxy Statement dated October 28, 2002 and incorporated herein by reference.

10.2*	Baldwin Technology Company, Inc. 1998 Non-Employee Directors’ Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1998 Proxy Statement dated October 15, 1998 and incorporated herein by reference.

10.3*	Baldwin Technology Company, Inc. 2005 Equity Compensation Plan as amended August 2008. Filed as Exhibit A to the Company’s 2008 Proxy Statement dated October 10, 2008 and incorporated herein by reference.

10.4*	Form of Restricted Stock Award Agreement between the Company and individuals granted Restricted Stock Awards under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

10.5*	Form of Restricted Stock Unit Award Agreement between the Company and individuals granted Restricted Stock Unit Awards under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

10.6*	Form of Grant Certificate issued by the Company to individuals granted stock options under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.8 to the Company’s Report on Form 10-K dated September 28, 2007 and incorporated herein by reference.

10.7*	Form of Performance Share Award Agreement between the Company and individuals granted Performance Share Awards under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.7 to the Company’s Report on Form 10-K dated September 28, 2009 and incorporated herein by reference.

10.8*	Baldwin Technology Company, Inc. 2008 Management Incentive Compensation Plan. Filed as Exhibit 10.10 to the Company’s Report on Form 10-K dated September 28, 2007 and incorporated herein by reference.

10.9*	Baldwin Technology Company, Inc. 2009 Management Incentive Compensation Plan. Filed as Exhibit 10.11 to the Company’s Report on Form 10-K dated September 29, 2008 and incorporated herein by reference.

10.10*	Baldwin Technology Company, Inc. 2010 Management Incentive Compensation Plan. Filed as Exhibit 10.11 to the Company’s Report on Form 10-K dated September 28, 2009 and incorporated herein by reference.

10.11*	Baldwin Technology Company, Inc. 2011 Management Incentive Compensation Plan (filed herewith).

10.12	Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.13*	Employment Agreement dated June 19, 2007 and effective as of June 30, 2007 between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated July 6, 2007 and incorporated herein by reference.

10.14*	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.28 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.

10.15*	Employment Agreement dated December 19, 2008, amending and restating an earlier agreement dated February 22, 2007, between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.26 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.

10.16*	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.30 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.

10.17*	Baldwin Technology Profit Sharing and Savings Plan, as amended. Filed as Exhibit 10.53 to the Company’s Report on Form 10-K dated October 13, 2003 and incorporated herein by reference.

10.18*	Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.66 to the Company’s Report on Form 10-Q dated February 13, 2004 and incorporated herein by reference.

10.19*	Amendment to Strategic Advisory Services Agreement dated as of September 25, 2008 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.25 to the Company’s Report on Form 10-K dated September 28, 2009 and incorporated herein by reference.

10.20*	Retirement Allowance Plan for Representative Directors and Directors of Baldwin-Japan Ltd. Filed as Exhibit 10.75 to the Company’s Report on Form 10-Q dated February 10, 2006 and incorporated herein by reference.

10.21	Credit Agreement dated as of November 21, 2006 by and among Baldwin Technology Company, Inc., Mainsee 431. VV GmbH (renamed Baldwin Germany Holding GmbH), Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH, as Borrowers, the various lenders party thereto as Lenders and LaSalle Bank National Association, as Administrative Agent and Arranger. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated November 28, 2006 and incorporated herein by reference.

10.22	Line of Credit Contract in the amount of EUR 5,000,000.00 (five million euro) between Baden-Württembergische Bank (as Lender) and Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH, as joint Borrowers, dated April 18, 2007. Translation filed as Exhibit 10.23 to the Company’s Report on Form 10-K dated as of September 28, 2007 and incorporated herein by reference.

10.23	Waiver, Consent and Amendment No. 3 to Credit Agreement by and among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH, as Borrowers, various lenders party thereto as Lenders, and LaSalle Bank National Association, as Administrative Agent and Lender, dated and effective as of January 3, 2008. Filed as Exhibit 10.24 to the Company’s Report on Form 10-Q dated February 14, 2008 and incorporated herein by reference.

10.24	Modification and Limited Waiver Agreement dated as of March 31, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.33 to the Company’s Report on Form 8-K dated April 6, 2009 and incorporated herein by reference.

10.25	Amended and Restated Modification and Limited Waiver Agreement dated as of May 15, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.34 to the Company’s Report on Form 10-Q dated May 15, 2009 and incorporated herein by reference.

10.26	Waiver and Amendment No. 5 to Credit Agreement dated as of July 31, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent and the other Lenders party thereto. Filed as Exhibit 10.33 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

10.27*	Employment Agreement effective July 1, 2009 between Baldwin Germany GmbH and Dr. Steffen Weisser. Filed as Exhibit 10.34 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

10.28*	Employment Agreement effective July 1, 2009 between Baldwin Jimek AB and Peter Hultberg. Filed as Exhibit 10.35 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

10.29	Waiver and Amendment No. 6 to Credit Agreement dated as of May 12, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q dated May 17, 2010 and incorporated herein by reference.

10.30	Waiver and Amendment No. 7 to Credit Agreement dated as of June 9, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated June 14, 2010 and incorporated herein by reference.

10.31	Stock Purchase Agreement by and between Nordson Corporation and Baldwin Technology Company, Inc. and Baldwin Americas Corporation and Baldwin Europe Consolidated BV dated June 9, 2010 (filed herewith).

10.32*	Amended and Restated Employment Agreement dated June 19, 2010 between Baldwin Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated June 24, 2010 and incorporated herein by reference.

10.33*	Contract for Chairman of the Board between Baldwin Technology Company, Inc. and Gerald A. Nathe dated June 15, 2010. Filed as Exhibit 10.1 to Company’s Report on Form 8-K dated July 7, 2010 and incorporated herein by reference.

10.34	Advisory Agreement dated July 8, 2010 between Baldwin Technology Company, Inc. and OBX Partners LLC. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated July 14, 2010 and incorporated herein by reference.

10.35	Amendment No. 8 to Credit Agreement dated as of September 28, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto (filed herewith).

18.	Preferability Letter dated September 28, 2009 from Grant Thornton LLP, the Company’s registered independent accounting firm, filed as Exhibit 18 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

21.	List of Subsidiaries of Registrant (filed herewith).

23.	Consent of Grant Thornton LLP (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC. (Registrant)
By:	/s/ KARL S. PUEHRINGER
Karl S. Puehringer
President and Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD A. NATHE	Chairman of the Board	September 28, 2010
Gerald A. Nathe

/s/ KARL S. PUEHRINGER	President, Chief Executive Officer	September 28, 2010
Karl S. Puehringer	and a Director
(Principal Executive Officer)

/s/ JOHN P. JORDAN	Vice President, Chief Financial	September 28, 2010
John P. Jordan	Officer and Treasurer
(Principal Financial Officer)

/s/ LEON RICHARDS	Controller	September 28, 2010
Leon Richards	(Principal Accounting Officer)

/s/ MARK T. BECKER	Director	September 28, 2010
Mark T. Becker

/s/ ROLF BERGSTROM	Director	September 28, 2010
Rolf Bergstrom

/s/ SAMUEL B. FORTENBAUGH III	Director	September 28, 2010
Samuel B. Fortenbaugh III

/s/ RONALD B. SALVAGIO	Director	September 28, 2010
Ronald B. Salvagio

/s/ CLAES WARNANDER	Director	September 28, 2010
Claes Warnander

SCHEDULE II
BALDWIN TECHNOLOGY COMPANY, INC
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End of
	of Fiscal Year	Expenses	Deduction	Acquired Balances	Fiscal Year
Fiscal year ended June 30, 2010 Allowance for doubtful accounts (deducted from accounts receivable)	$1,698	$634	$1,354	$176	$1,154
Fiscal year ended June 30, 2009 Allowance for doubtful accounts (deducted from accounts receivable)	$1,180	$857	$339	$—	$1,698
Fiscal year ended June 30, 2008 Allowance for doubtful accounts (deducted from accounts receivable)	$1,876	$257	$953	$—	$1,180