Form 10-Q
period 2010-09-30
BALDWIN TECHNOLOGY CO INC
filed 2010-11-15
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Class A Common Stock ($0.01 par value)	14,480,587
Class B Common Stock ($0.01 par value)	1,092,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	September 30,	June 30,
	2010	2010
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,891	$15,710
Accounts receivable trade, net of allowance for doubtful accounts of $1,283 ($1,154 at June 30, 2010)	29,570	26,340
Notes receivable, trade	2,321	2,328
Inventories	22,798	20,839
Deferred taxes, net	1,946	1,808
Prepaid expenses and other	4,254	4,453

Total current assets	74,780	71,478

MARKETABLE SECURITIES:
(Cost $843 at September 30, 2010 and $787 at June 30, 2010)	534	500

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,099	1,139
Machinery and equipment	8,042	7,932
Furniture and fixtures	5,641	4,804
Capital leases	109	95

	14,891	13,970
Less: Accumulated depreciation	(9,043)	(7,875)

Net property, plant and equipment	5,848	6,095

INTANGIBLES, less accumulated amortization of $11,253 ($10,572 at June 30, 2010)	11,520	11,099
GOODWILL, less accumulated amortization of $1,539 ($1,425 at June 30, 2010)	20,751	20,102
DEFERRED TAXES, NET	10,088	6,879
OTHER ASSETS	6,800	6,343

TOTAL ASSETS	$130,321	$122,496

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2010	June 30, 2010
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$5,391	$4,525
Current portion of long-term debt	389	389
Accounts payable, trade	15,368	16,139
Notes payable, trade	5,688	4,850
Accrued salaries, commissions, bonus and profit-sharing	4,054	3,702
Customer deposits	1,453	1,755
Accrued and withheld taxes	938	1,155
Income taxes payable	1,942	1,019
Other accounts payable and accrued liabilities	9,316	8,720

Total current liabilities	44,539	42,254

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	17,877	16,066
Other long-term liabilities	13,040	12,427

Total long-term liabilities	30,917	28,493

Total liabilities	75,456	70,747

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par, 45,000,000 shares authorized, 14,480,587 shares issued at September 30, 2010 and 14,471,363 shares issued at June 30, 2010	145	145
Class B Common Stock, $0.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at September 30, 2010 and 1,092,555 shares issued at June 30, 2010	11	11
Capital contributed in excess of par value	48,316	48,098
Accumulated earnings	2,058	3,170
Accumulated other comprehensive income	4,335	325

Total shareholders’ equity	54,865	51,749

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,321	$122,496

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the three months ended
	September 30,
	2010	2009
Net Sales	$38,451	$36,174
Cost of goods sold	27,638	25,754

Gross Profit	10,813	10,420

Operating Expenses:
General and administrative	6,152	5,635
Selling	3,639	3,324
Engineering and development	3,415	3,071
Restructuring	192	—

Total operating expenses	13,398	12,030
Legal settlement gain	—	9,266

Operating (loss) income	(2,585)	7,656

Other (income) expense:
Interest, net	540	1,715
Other expense, net	172	176

	712	1,891

(Loss) income before income taxes	(3,297)	5,765
(Benefit) provision for income taxes	(2,185)	1,867

Net (loss) income	$(1,112)	$3,898

Net (loss) income per share — basic and diluted:
(Loss) income per share — basic	$(0.07)	$0.25

(Loss) income per share — diluted	$(0.07)	$0.25

Weighted average shares outstanding:
Basic	15,568	15,380

Diluted	15,568	15,427

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

							Accumulated
					Capital		Other			Comprehensive Income for
	Class A		Class B		Contributed in	Accumulated	Comprehensive			the Three Months ended
	Common Stock		Common Stock		Excess of	Earnings	Income	Treasury Stock		September 30,
	Shares	Amount	Shares	Amount	Par Value			Shares	Amount	2010	2009
Balance at June 30, 2010	14,471,363	$145	1,092,555	$11	$48,098	$3,170	$325	0	0

Net loss for the three months ended September 30, 2010						(1,112)				$(1,112)	$3,898

Translation adjustment							3,932			3,932	3,042

Unrealized loss on available-for-sale securities, net of tax							(14)			(14)	(23)

Recognition of pension funded status, net of tax							92			92	172

Comprehensive income

Amortization of stock based compensation					228					$2,898	$7,089

Shares surrendered as payment of tax withholding								(7,442)	(10)

Retirement of treasury stock	(7,442)				(10)			7,442	10

Shares issued under stock option plan	16,666

Balance at September 30, 2010	14,480,587	$145	1,092,555	$11	$48,316	$2,058	$4,335	0	0

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,112)	$3,898
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	664	659
Accrued retirement pay	(33)	(157)
Legal settlement gain	—	(9,266)
Deferred financing charge	118	1,183
Provision for losses on accounts receivable	64	190
Restructuring charges	192	—
Stock compensation costs	228	249
Non-cash deferred compensation charges	878	—
Deferred income taxes	(3,285)	115
Loss on disposal of fixed assets	80	—
Changes in assets and liabilities:
Accounts and notes receivable, trade	(1,155)	905
Inventories	50	393
Prepaid expenses and other	514	7
Other assets	564	109
Customer deposits	(399)	1,017
Accrued compensation	(238)	(724)
Payments of restructuring charges	(161)	(1,009)
Accounts and notes payable, trade	(1,443)	86
Income taxes payable	752	1,896
Accrued and withheld taxes	(126)	(89)
Other accounts payable and accrued liabilities	(376)	(682)

Net cash used in operating activities	(4,224)	(1,220)

Cash flows from investing activities:
Additions of property, plant and equipment	(67)	(121)
Additions of patents and trademarks	(189)	(52)

Net cash used in investing activities	(256)	(173)

Cash flows from financing activities:
Long-term and short-term debt borrowings	2,184	—
Long-term and short-term debt repayments	—	(863)
Principal payments under capital lease obligations	(29)	(37)
Payment of debt financing costs	(220)	(565)
Other long-term liabilities	27	30

Net cash provided by (used in) financing activities	1,962	(1,435)

Effects of exchange rate changes	699	755

Net decrease in cash and cash equivalents	(1,819)	(2,073)
Cash and cash equivalents at beginning of period	15,710	13,806

Cash and cash equivalents at end of period	$13,891	$11,733

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the three months
	ended September 30,
	2010	2009
Cash paid during the period for:
Interest	$282	$402
Income taxes	$376	$51

Non-cash investing and financing activities:
Warrants issued in connection with debt financing	$441	—
The accompanying notes to consolidated financial statements
are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)
Note 1 — Organization and Basis of Presentation:
     Baldwin Technology Company, Inc. and its subsidiaries (“Baldwin” or the “Company”) are engaged primarily in the development, manufacture and sale of press automation equipment and related parts and consumables for the printing and publishing industry.
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
     The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for any future period including the entire fiscal year ending June 30, 2011.
Note 2 — Recent Accounting Standards:
     In October 2009, the FASB issued ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. The Company adopted Update No. 2009-13 as of July 1, 2010.
     The new guidance changes the criteria required to (1) separate deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) to allocate the arrangement’s consideration to each unit in the arrangement (such as, equipment, installation or commissioning services). Entities are now required to determine an estimated selling price for each separate deliverable following a hierarchy of evidence — Vendor-specific objective evidence (“VSOE”), Third Party Evidence (“TPE”) and, if VSOE and TPE do not exist, best estimate of selling price (“BESP”).
     The Company’s material revenue streams are the result of a wide range of activities, from the delivery of stand-alone equipment, parts, services, consumables and, in some instances, design, installation and commissioning of equipment. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sale price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:
     Products and Equipment — For product and equipment sales (one deliverable only), revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and an allowance for discounts, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement.
     Services — Revenue for services is generally recognized at completion of the contractually required services.
     Multiple-Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of products, equipment and services. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted July 1, 2010, revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on VSOE if it exists, based next on TPE if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on BESP.
•	VSOE — The price of a deliverable when the Company regularly sells it on a stand -alone basis.
Typically, the Company is unable to determine VSOE for the installation and commissioning services portion, as well as, the equipment portion of a multiple-element arrangement. Since the Company does not sell its installation and commissioning services on a stand-alone basis, the Company is not able to determine VSOE for these portions of a multiple-element arrangement. In addition, in certain instances, similar equipment included in a multiple-element arrangement is sold separately in stand-alone arrangements as customers may perform installations themselves. The Company has determined that the applicability of this stand-alone pricing is not appropriate to serve as the VSOE for equipment in multiple-element arrangements since this pricing considers the geographies in which the products or services are sold, major product and service groups, customer classification (OEM versus End User) and other marketing variables.
•	TPE — Third party (competitor, subcontractors, etc) sales prices for the same or largely interchangeable products or services to similar customers in stand-alone sales. TPE can only be used if VSOE is not available.
     Generally, the Company’s strategy for many of its products differs from that of its peers and its offerings contain a level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE for the equipment portion of a multiple-element arrangement. However, there are others (subcontractors) in the industry with sufficient knowledge about the installation and commissioning process that the Company uses on occasion to perform these services. Overall, installation and commissioning services may vary, due in part, to the size and complexity of the installation and commissioning, however, these subcontractor rates may provide a basis for TPE after considering the type of services to be performed (i.e. mechanical, electrical) and negotiated subcontractor rates.
•	BESP — When the Company is unable to establish VSOE or TPE, the Company uses BESP. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.
     The Company determines BESP for a deliverable in a multiple element arrangement by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company’s normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market conditions and Company-specific factors (customer, cost structure, etc.). Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume. In addition, the Company has negotiated supply agreements, primarily with large OEM customers, for pricing some of its products and installation and commissioning services. The Company has experience selling the products and installation and commissioning services at the published price list and considers this to be BESP when contracting with customers under the supply agreements. The determination of BESP is a formal process within the Company that includes review and approval by the Company’s management.
     Contractually stated prices in multiple-element arrangements are not presumed to represent VSOE, TPE or BESP for an individual deliverable. An entity must develop its estimate of selling prices using the hierarchy of evidence in the new guidance.
     After determination of the estimated selling price of each deliverable in a multiple-element arrangement, the arrangement consideration is then allocated using the relative selling price method. Under the relative selling price method, the estimated selling price for each deliverable is compared to the sum of the estimated selling price for all deliverables. The percentage that is calculated for each deliverable is then multiplied by the total contractual value of the multiple-element arrangement to determine the revenue allocated to each deliverable.
     The revenue allocated to each deliverable will then be recorded in accordance with existing revenue recognition guidance for stand alone product/equipment sales and unbundled services.
     Based on the Company’s current sales strategies, the newly adopted accounting guidance for revenue recognition has not and is not expected to have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements.

Note 3 — Long Term Debt:

	September 30, 2010		June 30, 2010
	Current	Long-Term	Current	Long-Term
	(in thousands)		(in thousands)
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.26% plus 4.50% (a)	$—	$13,700	$—	$12,100
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.58% plus 4.50% (a)	—	2,045	—	1,834
Subordinated promissory note due June 30, 2015, Interest rate one year LIBOR rate 1.2% plus 4.50% (b)	389	2,132	389	2,132

	$389	$17,877	$389	$16,066

     (a) The Company’s primary source of external financing is its Credit Agreement, as amended with certain lenders (the “Lenders”) and Bank of America (“BofA”) as Agent for the lenders (the “Credit Agreement”), which has a term that ends on November 21, 2011. The borrowings under the Credit Agreement are secured in the U.S. by a pledge of substantially all of the Company’s domestic assets and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain of the Company’s Asian subsidiaries (approximately $18,000 at June 30, 2010).
     On September 28 and 29, 2010, the Company entered into Amendment #8 and #9 to the Credit Agreement (“Amendment #8” and “Amendment #9”) with BofA. Under the terms of the Amendment, the total commitment under the revolving Credit Agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions; and the Company provided the lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011. Under the terms of Amendment #9, the definition of EBITDA was revised.
     The Company incurred costs of approximately $661 ($220 in cash, $441 associated with aforementioned issuance of warrants) associated with the September 28, 2010 Amendment. Certain of these costs, together with certain legacy deferred financing costs, are required to be charged to expense, and the Company recorded a charge of approximately $118 during the first quarter of fiscal year 2011. The balance of these costs, together with legacy deferred financing costs, aggregating approximately $1,134, will be amortized over the remaining term of the amended Agreement.
     The warrants were valued based on the Company’s stock price at September 28, 2010 and are presented as a liability under other long-term liabilities. The value of the warrants will mark to market at the end of each reporting period and the change in value will be recorded as interest expense.
     (b) $2,521 five year subordinated promissory note with principal and interest payments due and payable in five annual installments.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long-term credit facilities to the Company totaling $29,583. As of September 30, 2010, the Company had $22,132 outstanding under these credit facilities (including Letters of Credit). The amount available under these credit facilities at September 30, 2010 is $4,251.

Note 4 — Net income (loss) per share:
     Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three months ended September 30, 2010 and 2009, the weighted average shares outstanding used to compute diluted net income (loss) per share includes potentially dilutive securities of zero and 47,000 shares, respectively. Outstanding options and warrants to purchase 1,180,000 and 860,000 shares, respectively, of the Company’s common stock for the three months ended September 30, 2010 and 2009, respectively, are not included in the calculation of diluted net income (loss) per share, because the effect would be anti-dilutive.
Note 5 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	September 30, 2010	June 30, 2010
	(in thousands)
Cumulative translation adjustments	$5,416	$1,484
Unrealized gain on investments, net of tax benefit of $131 (benefit of $121 at June 30, 2010)	(180)	(166)
Pension and other, net of tax benefit of $718 (benefit of $768 at June 30, 2010)	(901)	(993)

	$4,335	$325

Note 6 — Inventories:
     Inventories consist of the following:

	September 30, 2010	June 30, 2010
	(in thousands)
Raw materials	$12,957	$11,574
In process	4,578	4,528
Finished goods	5,263	4,737

	$22,798	$20,839

     Foreign currency translation effects increased inventories by $1,763 from June 30, 2010 to September 30, 2010.

Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the three months ended September 30, 2010 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of June 30, 2010	$21,527	$1,425	$20,102
Effects of currency translation.	763	114	649

Balance as of September 30, 2010	$22,290	$1,539	$20,751

     Intangible assets subject to amortization were comprised of the following:

		As of September 30, 2010		As of June 30, 2010
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and Trademarks	12-20	$11,719	$7,409	$11,372	$7,155
Customer relationships	2-13	1,095	236	1,066	204
Trademarks	30	1,479	190	1,368	163
Existing product technology	15	6,044	1,292	5,605	1,135
Non-compete/solicitation agreements	5	98	73	95	67
Other	5-30	2,338	2,053	2,165	1,848

Total		$22,773	$11,253	$21,671	$10,572

     Amortization expense associated with these intangible assets was $348 and $321, respectively, for the three months ended September 30, 2010 and 2009.
Note 8 — Supplemental Compensation:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three months ended September 30, 2010 and 2009:

	For the three months
	ended September 30,
	2010	2009
	(in thousands)
Service cost	$100	$100
Interest cost	79	84
Expected return on plan assets	(7)	(4)
Amortization of net actuarial (loss) gain	18	(3)

Net periodic benefit cost	$190	$177

     During the three months ended September 30, 2010 and 2009, respectively, the Company made no contributions to the plans.

Note 9 — Customers:
     During the three months ended September 30, 2010, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 13% of the Company’s net sales for the three months ended September 30, 2010. During the three months ended September 30, 2009, two customers, KBA and manroland, accounted for 13% and 11%, respectively, of the Company’s net sales.
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

	For the three months ended
	September 30
	2010	2009
	(in thousands)
Warranty reserve at June 30	$1,999	$2,626
Additional warranty expense accruals	363	644
Payments against reserve	(401)	(545)
Effects of currency rate fluctuations	221	(11)

Warranty reserve at September 30	$2,182	$2,714

Note 11 — Share Based Payments:
     Total share-based compensation for the three months ended September 30, 2010 and 2009 are summarized in the following table:

	For the three months
	ended September 30,
	2010	2009
	(in thousands)
Share based compensation
Stock options	$234	$54
Restricted stock	(6)	195

Total share-based compensation	$228	$249

     During the quarter ended September 30, 2010, the Company granted to OBX Partners LLC (“OBX”) an option (the “Option”) to purchase 300,000 shares of the Company’s Class A Common Stock (the “Shares”) at an exercise price per share of $1.26, a grant date fair value of $167 and three month vesting, exercisable on or after October 1, 2011. The Option will terminate on November 16, 2010 if OBX shall not have substantially completed the engagement. If not previously terminated, the Option shall terminate on September 30, 2020. Additionally, there was no expense recorded related to performance shares based on assessment of probability of achievement during the quarters ended September 30, 2010 and 2009.

Note 12 — Restructuring:
Quarter 3 FY 2009 Plan:
     In January and March 2009, the Company committed to the principal features of plans to restructure some of its existing operations. These plans included the consolidation of production facilities in Germany, as well as employment reductions in Germany, Sweden, Italy and the U.S. The actions were taken in response to sustained weak market conditions. Actions under the plan commenced during the Company’s third quarter of Fiscal 2009; and the Company substantially completed the actions by June 30, 2009. Nearly all the costs associated with the plans are cash costs, payment of which will continue through Fiscal 2011.

		Payments	Balance at	Payments	Balance at
	Initial	against	June 30,	against	September
	Reserve	Reserve	2010	Reserve	30, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$3,836	$(3,570)	$266	$(63)	$203
Other	230	(101)	129	—	129

Total restructuring costs	$4,066	$(3,671)	$395	$(63)	$332

Quarter 4 FY 2010 Plan:
     In June 2010 the Company committed to the principal features of a plan to additionally restructure its operation in Germany. Actions under the plan commenced and were completed by June 30, 2010. All costs associated with the plan are cash payments related to employee reductions. Payments will continue through the second quarter of Fiscal 2011.

		Payments	Balance at	Payments	Balance at
	Initial	against	June 30,	against	September
	Reserve	Reserve	2010	Reserve	30, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$540	$(38)	$502	$(74)	$428

Total restructuring costs	$540	$(38)	$502	$(74)	$428

Quarter 1 FY 2011 Plan:
     In September 2010 the Company committed to the principle features of a plan to restructure its operations in the UK and Japan. Actions under the plan to consolidate facilities in the UK and to reduce employment levels in Japan commenced in September and were concluded in the UK. Additional actions will continue in Japan through the second quarter of Fiscal 2011. Costs associated with the current plan are primarily cash payments related to employee reductions. Payments will continue through the fiscal year.

		Payments	Balance at
	Initial	against	September
	Reserve	Reserve	30, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$145	$(24)	$121
Other	47	—	47

Total restructuring costs	$192	$(24)	$168

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
Note 14 — Income Taxes:
     The Company’s effective tax rate is impacted by several factors including but not limited to (i) having significant operations outside the United States, which are taxed at rates different than the U.S. statutory rate, (ii) no tax benefit being recognized for losses incurred in certain countries as the realization of such benefits is not more likely than not, and (iii) certain foreign and domestic permanent items.
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
     At September 30, 2010, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provision and valued as Level 1 are comprised of marketable securities and warrants. At September 30, 2010, the Company did not have any assets or liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.
     There has been no change in the Company’s valuation technique during the quarter ended September 30, 2010.

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
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Other than the adoption of ASC Update No. 2009-13, “Revenue Recognition Topic 605: Multiple-Deliverable Revenue Arrangements, there have been no material changes during the three months ended September 30, 2010, which is discussed in Note 2 of the financial statements.
Overview
     Baldwin Technology Company, Inc. is a leading global supplier of process automation equipment and related parts and consumables for the printing and publishing industries. Baldwin offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Shelton, CT, the Company has sales and service centers and product development and production facilities in the Americas, Asia and Europe. Baldwin’s technology and products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems, drying and curing systems, blending and packaging services and related services and parts.

     The Company manages its business as one reportable business segment built around its core competency in accessories and controls.
     The market for printing equipment continues to face significant challenges. These challenges have translated into a lower level of business activity for the Company.
Highlights for Quarter Ended September 30, 2010
•	On June 30, 2010 the Company successfully completed the acquisition of Nordson UV, (“UV”) a manufacturer of ultraviolet curing systems, lamps and parts. Operating results of the acquired entities are included in the results of operations from the date of acquisition.

•	Revenues, increased 6%, versus the year ago comparable period.

•	Backlog of $31,788 at September 30, 2010 increased 6% versus backlog at June 30, 2010.

•	Order intake increased 18% versus the comparable year ago period.

•	In September 2010, the Company concluded an amendment to its credit agreement with its lenders covering the period through November 21, 2011, the term end of the agreement.
     See discussion below related to consolidated results of operations, liquidity and capital resources.
Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009
Consolidated Results
Net Sales
     Net sales for the three months ended September 30, 2010 increased by $2,277 or 6%, to $38,451 from $36,174 for the three months ended September 30, 2009. Currency rate fluctuations attributable to the Company’s overseas operations decreased net sales by $459 in the current period. The UV business acquisition contributed net sales of approximately $5,593 during the quarter ended September 30, 2010.
     The consolidated sales increase reflects higher sales in Europe of $1,466, including $1,141 of unfavorable effects from exchange rate fluctuations. The increase primarily reflects the additional revenue associated with the UV business acquisition partially offset by lower order and sales activity by OEM press manufacturers, primarily in Germany, for new printing equipment and lower level demand from end user customers.
     In Asia, net sales increased approximately $300, including $682 of favorable effects from exchange rate fluctuations. The increase reflects the impact from UV shipments and other increases of products sold in China and India partially offset by of the slowing in the newspaper market for the Company’s cleaning equipment in Japan.
     Net Sales in the Americas increased $509, primarily reflecting additional sales from the UV business acquisition partially offset by lower volume in the blending and packaging services market.
Gross Profit
     Gross profit for the three months ended September 30, 2010 was $10,813 (28.1% of net sales) compared to $10,420 (28.8% of net sales) for the three months ended September 30, 2009. Currency rate fluctuations decreased gross profit by $136. The increase in gross profit primarily relates to the additional sales volume and higher gross margin associated with the UV business. Partially offsetting these increases were continued pricing pressure from OEM and end users and unfavorable overhead absorption related to reduced volumes.
Selling, General, and Administrative Expenses
     Selling, general and administrative expenses amounted to $9,791 for the three months ended September 30, 2010 compared to $8,959 for the same period in the prior fiscal year, an increase of $832. Currency rate fluctuations increased these expenses by $28 in the current period. G&A expenses increased $516. The increase primarily reflects additional G&A expenses associated with the UV acquisition of $362, costs associated with the termination agreement with the Company’s former CEO of $878 and higher professional/consulting fees of $300. Partially offsetting these increases were lower bad debt expense of $113 and other professional fees of $911 incurred in fiscal year 2010 related to an investigation into internal control matters. Selling expenses increased $316. The increase primarily reflects additional selling expenses associated with the UV acquisition of $382, and higher commission and travel expenses partially offset by reduce trade show expenses of $200.
Engineering and Development Expenses
     Engineering and development expenses increased by $344 over the same period in the prior fiscal year. Currency rate fluctuations decreased these expenses by $112. The increase primarily reflects additional expenses associated with the UV acquisition of $163. As a percentage of net sales, engineering and development expenses were approximately 8.5% of sales for each of the three months ended September 30, 2010 and 2009.
Restructuring
     The Company recorded $192 of restructuring costs during the three months ended September 30, 2010 versus $0 in the comparable current year period. The restructuring plan adopted by the Company primarily includes employment reductions in Japan and the UK and the consolidation office facilities in the UK.
Legal Settlement
     During the quarter ended September 30, 2009, the Company recorded a gain on the settlement of a patent infringement lawsuit of $9,266.
Interest and Other
     Interest, net, for the three months ended September 30, 2010 was $540 as compared to $1,715 for the three months ended September 30, 2009. During the quarter ended September 30, 2010, the Company concluded an amendment to its credit agreement with its Lenders. Legacy deferred financing costs totaling approximately $118 were charged to interest expense during the quarter ended September 30, 2010. During the quarter ended September 30, 2009, the Company concluded an amendment to its credit agreement with its Lenders. Certain costs associated with the amendment, together with legacy deferred financing costs totaling approximately $1,183, were charged to expense during the quarter ended September 30, 2009. After giving effect to these expenses, interest expense decreased $146 and reflects lower average debt and lower interest rates in the current period versus the period ended September 30, 2009. Currency rate fluctuations had little effect on interest expense in the current period.
     Other income (expense), net amounted to expense of $172 for the three months ended September 30, 2010 compared to income of $176 for the three months ended September 30, 2009. These amounts are primarily comprised of foreign exchange transaction gains and losses.

Income Taxes
     The Company recorded an income tax benefit of $2,185 for the three months ended September 30, 2010, (an effective rate of 66.3%). The effective rate is impacted by the distribution of the Company’s earnings and losses in the various jurisdictions in which it operates. In fiscal year 2009 the Company recorded an income tax expense of $1,867 (an effective rate of 45.2%) for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2009 differed from the statutory rate due to: (a) foreign income being taxed at rates different than the U.S. statutory rate, (b) no benefit being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, and (c) the impact of foreign and domestic permanent items. The Company continues to assess the need for deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance, either positive or negative, would be recorded in the income statement of the period during which the adjustments were determined to be required.
Net (Loss) Income
     The Company’s net loss amounted to $1,112 for the three months ended September 30, 2010, compared to net income of $3,898 for the three months ended September 30, 2009. Net loss per share amounted to $0.07 basic and diluted for the three months ended September 30, 2010 and compared to net income per share of $0.25 basic and diluted for the three months ended September 30, 2009.
Non-GAAP Financial Measures
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

	For the three months ended
	September 30,
	2010	2009
	(in thousands)
Net income (loss) as reported	$(1,112)	$3,898
(Benefit) provision for income taxes	(2,185)	1,867
Interest expense, net	540	1,715
Depreciation and amortization	664	659

EBITDA	$(2,093)	$8,139

Expenses related to inventory step up	243	—
Expenses related to Pres/CEO termination	878	—
Restructuring	192	—
Legal settlement gain	—	(9,266)
Internal control investigation costs	—	911

Adjusted EBITDA	$(780)	$(216)

Liquidity and Capital Resources at September 30, 2010
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows:

Cash provided by (used in):	2010	2009
Operating activities	$(4,224)	$(1,220)
Investing activities	(256)	(173)
Financing activities	1,962	(1,435)
Effect of exchange rate changes on cash	699	755

Net decrease in cash and cash equivalents	$(1,819)	$(2,073)

     Cash used in operating activities increased by $3,004 during the quarter ended September 30, 2010 versus the prior year period. The increase in cash used primarily relates to changes in cash realized from accounts and notes receivable, timing of payments of accounts and notes payable and lower customer deposits. Partially offsetting these increases in cash used were lower restructuring payments and lower payments for accrued compensation.
     The Company used $83 more for investing activities for the three months ended September 30, 2010 versus the prior year period as a result of higher expenditures related to patent and other intangibles.
     Cash flow from financing activities primarily reflects borrowings in fiscal year 2010 in excess of payments. In addition the quarter ended September 30, 2009 reflected debt payments of $863 and payment of costs associated with the amended credit facility of $565.
     On September 28 and 29, 2010, the Company entered into Amendment #8 and #9 to the Credit Agreement (“Amendment #8” and “Amendment #9”) with its Lenders and BofA as agent for its Lenders (the “Credit Agreement”). Under the terms of Amendment #8, the total commitment under the Credit Agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions, and the Company issued to the Lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ending June 30, 2011. Under the terms of Amendment #9, the definition of EBITDA was revised.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $29,583. As of September 30, 2010, the Company had $22,132 (including letters of credit) outstanding under these credit facilities.
     The Company currently believes that its cash flows from operations, along with its available bank lines of credit, are sufficient to finance its working capital and other capital requirements through the term of the Credit Agreement.
     The Company’s Credit Facility matures November 21, 2011, and the Company may be unable to renew or replace this financing. The Company has begun preliminary discussions regarding renewal of its Credit Facility and anticipates finalizing a renewal or replacement Credit Agreement although there are no assurances that such agreement will be completed by the loan maturity date.

     At September 30, 2010 and June 30, 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at September 30, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	September						2016 and
	30, 2010	2011*	2012	2013	2014	2015	thereafter
Contractual obligations:
Loans payable	$5,391	$4,792	$599	$—	$—	$—	$—
Capital lease obligations	79	77	2	—	—	—	—
Long-term debt	18,266	389	16,187	499	561	630	—
Non-cancelable operating lease Obligations	23,719	4,741	5,129	3,775	3,193	2,078	4,803
Purchase commitments (materials)	10,232	7,443	2,711	78	—	—	—
Supplemental compensation	8,855	1,222	804	1,030	813	613	4,373
Restructuring payments	927	927	—	—	—	—	—
Interest expense (1)	1,294	746	348	96	68	36	—

Total contractual cash obligations	$68,763	$20,337	$25,780	$5,478	$4,635	$3,357	$9,176

*	Includes only the remaining nine months of the fiscal year ending June 30, 2011.

(1)	the anticipated future interest payments are based on the Company’s current indebtedness and interest rates at September 30, 2010, with consideration given to debt reduction as the result of expected payments.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no material changes during the three months ended September 30, 2010.
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
     Changes in Internal Control Over Financial Reporting:
     During the quarter ended September 30, 2010, the Company has not made any changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with the Company’s business. These efforts may lead to various changes in its internal control over reporting.
Part II: Other Information
ITEM 1A. Risk Factors
     The following is an update to Item 1A — Risk Factors contained in the Company’s Annual Report on Form 10-K for its Fiscal Year ended June 30, 2010. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K.
Risks associated with indebtedness.
     The Company has indebtedness. As of September 30, 2010, the Company’s total indebtedness was $23,657, including $15,745 under its secured credit facility. Borrowings under the Credit Facility are secured by the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants.
     A decline in the Company’s financial performance could have a material adverse effect on the Company, including the Company’s ability to comply with the Credit Agreement covenants to retain its existing financing or obtain additional financing; or any such financing may not be available on terms favorable to the Company. The Company’s ability to make expected repayments of borrowings under its Credit Facility and to meet its other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.
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
     The Company is unable to predict the duration and severity of the economic downturn and disruption in financial markets or their effects on the Company’s business and results of operations; but the consequences may be materially adverse and more severe than other recent economic slowdowns.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the quarter ended September 30, 2010.
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
ITEM 5. Other Events
     On November 11, 2010, the Company reported its results of operations for the three month period ended September 30, 2010. Details of this announcement are contained in the press release of the Company dated November 11, 2010, and furnished with this quarterly report on Form 10-Q as Exhibit 99.1.

ITEM 6. Exhibits
10.1	Advisory Agreement dated July 8, 2010 between Baldwin Technology Company, Inc. and OBX Partners LLC, filed as Exhibit 10.1 to current report on form 8-K filed on July 14, 2010 and incorporated herein by reference.

10.2	Amendment No. 8 to Credit Agreement dated as of September 28, 2010 among Baldwin Technology company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.35 to the company annual report on Form 10-K dated September 28, 2010 and incorporated herein by reference.

10.3	Amendment No. 9 to Credit Agreement dated as of September 29, 2010 among Baldwin Technology company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as Lender and as Administrative Agent, and the other Lenders party thereto. (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

99.1	Company Press Release entitled “Baldwin Announces Results for First Quarter FY 2011” dated November 11, 2010 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
BY	/s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer

Dated: November 15, 2010