Form 10-Q
period 2010-12-31
BALDWIN TECHNOLOGY CO INC
filed 2011-02-14
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2011
Class A Common Stock ($0.01 par value) Class B Common Stock ($0.01 par value)	14,542,331 1,092,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,	June 30,
	2010	2010
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$15,554	$15,710
Accounts receivable trade, net of allowance for doubtful accounts of $1,299 ($1,154 at June 30, 2010)	28,299	26,340
Notes receivable, trade	3,337	2,328
Inventories, net	21,379	20,839
Deferred taxes, net	1,936	1,808
Prepaid expenses and other	3,967	4,453

Total current assets	74,472	71,478

MARKETABLE SECURITIES:
(Cost $879 at December 31, 2010 and $787 at June 30, 2010)	622	500

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,103	1,139
Machinery and equipment	8,218	7,932
Furniture and fixtures	5,625	4,804
Capital leases	100	95

	15,046	13,970
Less: Accumulated depreciation	(9,397)	(7,875)

Net property, plant and equipment	5,649	6,095

INTANGIBLES, less accumulated amortization of $11,522 ($10,572 at June 30, 2010)	11,206	11,099
GOODWILL, less accumulated amortization of $1,545 ($1,425 at June 30, 2010)	20,748	20,102
DEFERRED TAXES, NET	9,646	6,879
OTHER ASSETS	5,732	6,343

TOTAL ASSETS	$128,075	$122,496

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2010	June 30, 2010
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$6,156	$4,525
Current portion of long-term debt	16,095	389
Accounts payable, trade	14,100	16,139
Notes payable, trade	6,180	4,850
Accrued salaries, commissions, bonus and profit-sharing	3,716	3,702
Customer deposits	1,155	1,755
Accrued and withheld taxes	989	1,155
Income taxes payable	1,794	1,019
Other accounts payable and accrued liabilities	8,726	8,720

Total current liabilities	58,911	42,254

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	2,132	16,066
Other long-term liabilities	12,070	12,427

Total long-term liabilities	14,202	28,493

Total liabilities	73,113	70,747

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par, 45,000,000 shares authorized, 14,542,331 shares issued at December 31, 2010 and 14,471,363 shares issued at June 30, 2010	145	145
Class B Common Stock, $0.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at December 31, 2010 and 1,092,555 shares issued at June 30, 2010	11	11
Capital contributed in excess of par value	48,562	48,098
Accumulated earnings	1,440	3,170
Accumulated other comprehensive income	4,804	325

Total shareholders’ equity	54,962	51,749

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$128,075	$122,496

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Net Sales	$42,203	$38,751	$80,654	$74,925
Cost of goods sold	29,764	27,093	57,402	52,847

Gross Profit	12,439	11,658	23,252	22,078

Operating Expenses:
General and administrative	4,903	4,605	11,055	10,240
Selling	3,916	3,443	7,555	6,767
Engineering and development	3,683	3,503	7,098	6,574
Restructuring	455	—	647	—

Total operating expenses	12,957	11,551	26,355	23,581

Legal settlement gain	—	—	—	9,266

Operating (loss) income	(518)	107	(3,103)	7,763

Other (income) expense:
Interest expense, net	495	485	1,035	2,200
Other (income) expense, net	(24)	26	148	202

	471	511	1,183	2,402

(Loss) income before income taxes	(989)	(404)	(4,286)	5,361
(Benefit) provision for income taxes	(371)	12	(2,556)	1,879

Net (loss) income	$(618)	$(416)	$(1,730)	$3,482

Net (loss) income per share — basic and diluted
(Loss) income per share — basic	$(0.04)	$(0.03)	$(0.11)	$0.23
(Loss) income per share — diluted	$(0.04)	$(0.03)	$(0.11)	$0.23

Weighted average shares outstanding:
Basic	15,604	15,461	15,586	15,421

Diluted	15,604	15,461	15,586	15,472

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

							Accumulated
					Capital		Other			Comprehensive Income for
	Class A		Class B		Contributed in	Accumulated	Comprehensive			the Six Months ended
	Common Stock		Common Stock		Excess of	Earnings	Income	Treasury Stock		December 31,
	Shares	Amount	Shares	Amount	Par Value			Shares	Amount	2010	2009
Balance at June 30, 2010	14,471,363	$145	1,092,555	$11	$48,098	$3,170	$325	0	0

Net loss for the six months ended December 31, 2010						(1,730)				$(1,730)	$3,482

Translation adjustment							4,284			4,284	761

Unrealized loss on available-for-sale securities, net of tax							17			17	(52)

Recognition of pension funded status, net of tax							178			178	233

Comprehensive income

Amortization of stock based compensation					501					$2,749	$4,424

Shares surrendered as payment of tax withholding								(29,270)	(37)

Retirement of treasury stock	(29,270)				(37)			29,270	37

Shares issued under stock option plan	100,238

Balance at December 31, 2010	14,542,331	$145	1,092,555	$11	$48,562	$1,440	$4,804	0	0

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,730)	$3,482
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,450	1,331
Legal settlement gain	—	(9,266)
Deferred financing charge	118	1,183
Proceeds from legal settlement	—	9,560
Provision for losses on accounts receivable	346	404
Restructuring charges	647	—
Stock compensation costs	501	448
Non-cash deferred compensation charges	871	—
Deferred income taxes	(2,751)	(68)
Loss on disposal of fixed assets	80	—
Changes in assets and liabilities:
Accounts and notes receivable, trade	(1,040)	2,918
Inventories	1,342	1,666
Prepaid expenses and other	801	664
Other assets	1,605	248
Customer deposits	(665)	1,764
Accrued compensation	(858)	(1,008)
Payments of restructuring charges	(534)	(1,621)
Accounts and notes payable, trade	(2,316)	(3,585)
Income taxes payable	182	1,890
Accrued and withheld taxes	(74)	(250)
Other accounts payable and accrued liabilities	(1,169)	(226)

Net cash (used in) provided by operating activities	(3,194)	9,534

Cash flows from investing activities:
Additions of property, plant and equipment	(186)	(227)
Additions of patents and trademarks	(240)	(93)

Net cash used in investing activities	(426)	(320)

Cash flows from financing activities:
Long-term and short-term debt borrowings	2,788	726
Long-term and short-term debt repayments	—	(9,209)
Repurchase of common stock	(37)	(45)
Principal payments under capital lease obligations	(59)	(81)
Payment of debt financing costs	(220)	(685)
Proceeds from stock option exercises	—	12
Other long-term liabilities	(46)	104

Net cash provided by (used in) financing activities	2,426	(9,178)

Effects of exchange rate changes	1,038	479

Net (decrease) increase in cash and cash equivalents	(156)	515
Cash and cash equivalents at beginning of period	15,710	13,806

Cash and cash equivalents at end of period	$15,554	$14,321

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the six months
	ended December 31,
	2010	2009
Cash paid during the period for:
Interest	$600	$750
Income taxes	$716	$76

Non-cash investing and financing activities:
Warrants issued in connection with debt financing	$469	—
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
     On June 30, 2010 the Company successfully completed the acquisition of Nordson UV, (“UV”), a manufacturer of ultraviolet curing systems, lamps and parts. Operating results of the acquired entities are included in the results of operations from the date of acquisition.
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
•	VSOE — The price of a deliverable when the Company regularly sells it on a stand-alone basis.
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
     After determination of the estimated selling price of each deliverable in a multiple-element arrangement, the arrangement consideration is then allocated using the relative selling price method. Under the relative selling price method, the estimated selling price for each deliverable is compared to the sum of the estimated selling prices for all deliverables. The percentage that is calculated for each deliverable is then multiplied by the total contractual value of the multiple-element arrangement to determine the revenue allocated to each deliverable.
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
Note 3 — Long Term Debt:

	December 31, 2010		June 30, 2010
	Current	Long-Term	Current	Long-Term
	(in thousands)		(in thousands)
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.27% plus 4.50% (a)	$13,700	$—	$—	$12,100
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.73% plus 4.50% (a)	2,006	—	—	1,834
Subordinated promissory note due June 30, 2015, interest rate one year LIBOR rate 1.2% plus 4.50% (b)	389	2,132	389	2,132

	$16,095	$2,132	$389	$16,066

     (a) The Company’s primary source of external financing is its Credit Agreement, as amended, with certain Lenders (the “Lenders”) and Bank of America (“BofA”), as Agent for the Lenders (the “Credit Agreement”), which has a term that ends on November 21, 2011. The borrowings under the Credit

Agreement are secured in the U.S. by a pledge of substantially all of the Company’s domestic assets and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain of the Company’s Asian subsidiaries (approximately $18,000 at June 30, 2010).
     On September 28 and 29, 2010, the Company entered into Amendment #8 and #9 to the Credit Agreement (“Amendment #8” and “Amendment #9”, respectively) with BofA. Under the terms of Amendment #8, the total commitment under the Credit Agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions and the Company issued to the Lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share (the “Warrants”). The Warrants also contain a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011. Under the terms of Amendment #9, the definition of EBITDA was revised. At December 31, 2010, the Company was in compliance with all covenants, however, a decline in the Company’s financial performance could have a material adverse effect on the Company, including the Company’s ability to comply with the Credit Agreement covenants.
     The Company incurred costs of approximately $689 ($220 in cash, $469 associated with the Warrants) associated with the September 28, 2010 Amendment. Certain of these costs, together with certain legacy deferred financing costs, are required to be charged to expense, and the Company recorded a charge of approximately $118 during the first quarter of fiscal year 2011. The balance of these costs, together with the remaining legacy deferred financing costs, aggregating approximately $1,162, will be amortized over the remaining term of the facility under the Credit Agreement, as amended.
     The Warrants were valued based on the Company’s stock price at September 28, 2010 and are presented as a liability under other long-term liabilities. The value of the Warrants will mark to market at the end of each reporting period and the change in value will be recorded as interest expense. During the three months ended December 31, 2010, the value of the Warrants was increased by $28.
     The Company currently believes that its cash flows from operations, along with its available bank lines of credit, are sufficient to finance its working capital and other capital requirements through the term of the Credit Agreement. The facility under the Credit Agreement (the “Credit Facility”) matures November 21, 2011, and the Company may be unable to renew or replace this financing. The Company has begun preliminary discussions regarding renewal of its Credit Facility and anticipates finalizing a renewal or replacement of the Credit Agreement, although there are no assurances that such agreement will be completed by the loan maturity date.
     (b) $2,521 five year subordinated promissory note with principal and interest payments due and payable in five annual installments.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long-term credit facilities to the Company totaling $29,849. As of September 30, 2010, the Company had $22,858 outstanding under these credit facilities (including Letters of Credit). The amount available under these credit facilities at December 31, 2010 was $3,791.
Note 4 — Net income (loss) per share:
     Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three and six months ended December 31, 2010, the weighted average shares outstanding used to compute diluted net income (loss) per share includes potentially dilutive securities of zero and 47,000 shares, respectively. Outstanding options and warrants to purchase 845,000 and 2,025,000 shares, respectively, of the Company’s common stock for the three and six months ended December 31, 2010, respectively, are not included in the calculation of diluted net income (loss) per share, because the effect would be anti-dilutive.

For the three and six months ended December 31, 2009, the weighted average shares outstanding used to compute diluted net income (loss) per share includes potentially dilutive securities of zero and 51,000 shares, respectively. Outstanding options to purchase 57,000 and 1,065,000 shares, respectively, of the Company’s common stock for the three and six months ended December 31, 2009, respectively, are not included in the calculation of diluted net income (loss) per share, because the effect would be anti-dilutive.
Note 5 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	December 31, 2010	June 30, 2010
	(in thousands)
Cumulative translation adjustments	$5,768	$1,484
Unrealized gain on investments, net of tax benefit of $108 (benefit of $121 at June 30, 2010)	(149)	(166)
Pension and other, net of tax benefit of $640 (benefit of $768 at June 30, 2010)	(815)	(993)

	$4,804	$325

Note 6 — Inventories:
     Inventories consist of the following:

	December 31, 2010	June 30, 2010
	(in thousands)
Raw materials	$12,601	$11,574
In process	4,124	4,528
Finished goods	4,654	4,737

	$21,379	$20,839

     Foreign currency translation effects increased inventories by $1,636 from June 30, 2010 to December 31, 2010.

Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the six months ended December 31, 2010 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of June 30, 2010	$21,527	$1,425	$20,102
Effects of currency translation	766	120	643

Balance as of December 31, 2010	$22,293	$1,545	$20,748

     Intangible assets subject to amortization were comprised of the following:

		As of December 31, 2010		As of June 30, 2010
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and trademarks	12-20	$11,715	$7,527	$11,372	$7,155
Customer relationships	2-13	1,098	267	1,066	204
Trademarks	30	1,458	198	1,368	163
Existing product technology	15	6,042	1,393	5,605	1,135
Non-compete/solicitation Agreements	5	135	108	95	67
Other	5-30	2,280	2,029	2,165	1,848

Total		$22,728	$11,522	$21,671	$10,572

     Amortization expense associated with these intangible assets was $375 and $723, respectively, for the three and six months ended December 30, 2010 and $319 and $640, respectively, for the three and six months ended December 30, 2009.
Note 8 —Supplemental Compensation:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three and six months ended December 31, 2010 and 2009:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2010	2009	2010	2009
	(in thousands)
Service cost	$100	$100	$200	$200
Interest cost	79	84	158	168
Expected return on plan assets	(7)	(4)	(14)	(8)
Amortization of net actuarial gain	18	(3)	36	(6)

Net periodic benefit cost	$190	$177	$380	$354

     During the three and six months ended December 31, 2010, respectively, the Company made contributions to the plans of $78 and $166, respectively. During the three and six months ended December 31, 2009, respectively, the Company made contributions to the plans of $170 and $170, respectively.

Note 9 — Customers:
     During each of the three and six months ended December 31, 2010, and 2009, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 14% of the Company’s net sales for the three and six months ended December 31, 2010, and 18% and 16% of the Company’s net sales for the three and six months ended December 31, 2009, respectively.
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

	For the six months ended
	December 31,
	2010	2009
	(in thousands)
Warranty reserve at June 30	$1,999	$2,626
Additional warranty expense accruals	1,058	1,487
Payments against reserve	(1,116)	(1,754)
Effects of currency rate fluctuations	223	123

Warranty reserve at December 31	$2,164	$2,482

Note 11 — Share Based Payments:
     Total share-based compensation for the three and six months ended December 31, 2010 and 2009 are summarized in the following table:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2010	2009	2010	2009
	(in thousands)
Share based compensation
Stock options	$195	$48	$429	$102
Restricted stock	78	151	72	346
Performance shares (a)	—	—	—	—

Total share-based compensation	$273	$199	$501	$448

     (a) No compensation expense was recorded in any period presented related to performance shares, based on assessment of probability of achievement.
     During the quarter ended September 30, 2010, the Company entered into an advisory agreement (the “Advisory Agreement”) with OBX Partners LLC (“OBX”), under which OBX acted as a financial advisor and strategic consultant. As part of the consideration for the services rendered, the Company granted to OBX an option (the “OBX Option”) to purchase 300,000 shares of the Company’s Class A Common Stock (the “Shares”) at an exercise price per share of $1.26, exercisable on or after October 1, 2011. The Option would have terminated on November 16, 2010 if OBX had not substantially completed the engagement, which OBX completed during the second quarter. If not previously exercised, the OBX

Option shall terminate on September 30, 2020. The fair value of the OBX Option on the date of grant was $167. The Company recomputed the fair value of the OBX Option as of December 31, 2010 and recorded an adjustment to the fair value of $31, resulting in a fair value of $198 at December 31, 2010.
     In order to induce Mark Becker, President and Chief Executive Officer of the Company, to enter into an employment agreement with the Company, the Company granted, effective October 1, 2010, to Mr. Becker the following options:
          (i) An option to purchase 200,000 shares of Class A Common Stock of the Company, at an exercise price of $1.20 per share, pursuant to the Company’s 2005 Equity Compensation Plan (the “Plan Option”). The Plan Option vested and became exercisable on October 1, 2010. The Plan Option shall expire, if not sooner exercised, as of the close of business on September 30, 2020.
          (ii) An option to purchase 200,000 shares of Class A Common Stock of the Company, at an exercise price of $1.20 per share (the “Non-Plan Option”). The Non-Plan Option shall vest and become exercisable on October 1, 2011.
     The aggregate fair value of the Plan Option and the Non-Plan Option on the date of grant was $220.
     Effective November 18, 2010, the Company granted to each non-employee director of the Company (i) either a Restricted Stock Award or a Restricted Stock Unit with respect to 9,524 shares (a total of 57,144 shares for all non-employee directors) of the Company’s Class A Common Stock, the restrictions on which will lapse on November 18, 2011, having an aggregate grant date fair value of $72 and (ii) a non-qualified option (a “Non-Employee Director Option”) to purchase 9,524 shares (a total of 57,144 shares for all non-employee directors) of the Company’s Class A Common Stock, which shall vest in three equal annual installments commencing on the second anniversary of the date of grant, having an aggregated grant date fair value of $34.
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

		Payments	Balance at	Payments	Balance at
	Initial	against	June 30,	against	December
	Reserve	Reserve	2010	Reserve	31, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$3,836	$(3,570)	$266	$(160)	$106
Other	230	(101)	129	—	129

Total restructuring costs	$4,066	$(3,671)	$395	$(160)	$235

Quarter 4 FY 2010 Plan:
     In June 2010 the Company committed to the principal features of a plan to additionally restructure its operation in Germany. Actions under the plan commenced and were completed by June 30, 2010. All costs associated with the plan are cash payments related to employee reductions.

		Payments	Balance at	Payments	Balance at
	Initial	against	June 30,	against	December
	Reserve	Reserve	2010	Reserve	31, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$540	$(38)	$502	$(230)	$272

Total restructuring costs	$540	$(38)	$502	$(230)	$272

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

		Payments	Balance at
	Initial	against	December
	Reserve	Reserve	31, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$145	$(137)	$8
Other	47	—	47

Total restructuring costs	$192	$(137)	$55

Quarter 2 FY 2011 Plan:
     In December 2010 the Company committed to the principle features of a plan to restructure its operations in Japan, Germany and the U.S. Actions under the plan to reduce employment levels commenced in December. Costs associated with the current plan are primarily cash payments related to employee reductions. Payments will continue through the fiscal year.

		Payments	Balance at
	Initial	against	December
	Reserve	Reserve	31, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$455	$—	$455
Other	—	—	—

Total restructuring costs	$455	$—	$455

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
     On September 24, 2009, the Company and technotrans AG (“technotrans”) agreed to an out-of-court settlement to terminate all proceedings that had continued for a number of years in connection with the infringement of a Baldwin patent. Under the agreement, technotrans paid to the Company Euro 6.5 million (approximately $9.6 million) and the Company agreed to dismiss its claim for damages.
Note 14 — Income Taxes:
     The Company’s effective tax rate is impacted by several factors including but not limited to (i) having significant operations outside the United States, which are taxed at rates different than the U.S. statutory rate, (ii) no tax benefit being recognized for losses incurred in certain countries as the realization of such benefits is not more likely than not, (iii) certain foreign and domestic permanent items, and (iv) adjustments to the Company’s valuation allowances and FIN 48 reserve.
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
     At December 31, 2010, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provision and valued as Level 1 are comprised of marketable securities and warrants. At December 31, 2010, the Company did not have any assets or liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.

     There has been no change in the Company’s valuation technique during the quarter ended December 31, 2010.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)
     The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to comply with requirements of credit agreements; the availability of funding under such agreements; the ability to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions in the U.S. and other foreign locations, (iii) the ability to obtain, maintain and defend challenges against valid patent protection of certain technology, primarily as it relates to the Company’s cleaning systems, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, (viii) competitive market influences, and (ix) the possibility of future cost reduction efforts, including potential restructurings. Additional factors are set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Other than the adoption of ASC Update No. 2009-13, “Revenue Recognition Topic 605: Multiple-Deliverable Revenue Arrangements, which is discussed in Note 2 of the financial statements, there have been no material changes during the six months ended December 31, 2010.

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
Highlights for Six and Three Months Ended December 31, 2010
•	Revenues, as reported, increased 8% and 9% for the six and three months ended December 31, 2010, respectively, versus the year ago comparable periods.

•	Backlog of $33,599 at December 31, 2010, increased 12% compared to June 30, 2010.

•	For the six and three month periods ended December 31, 2010, order intake was up 23% and 28%, respectively, versus the comparable year ago periods.

•	On June 30, 2010 the Company successfully completed the acquisition of Nordson UV, (“UV”), a manufacturer of ultraviolet curing systems, lamps and parts. Operating results of the acquired entities are included in the results of operations from the date of acquisition.

•	In September 2010, the Company concluded an amendment to its Credit Agreement with its lenders covering the period through November 21, 2011, the end of the term of the Agreement.
     See discussion below related to consolidated results of operations, liquidity and capital resources.
Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009
Consolidated Results
Net Sales
     Net sales for the six months ended December 31, 2010 increased by $5,729 or 8%, to $80,654 from $74,925 for the six months ended December 31, 2009. Currency rate fluctuations attributable to the Company’s overseas operations decreased net sales by $470 in the current period.
     The net sales increase reflects higher sales in Europe of $1,160, including $2,074 of unfavorable effects from exchange rate fluctuations. The increase in net sales primarily reflects the additional revenue associated with the UV business acquisition partially offset by lower order and sales activity by OEM press manufacturers, primarily in Germany, for new printing equipment and lower level demand from end user customers.

     In Asia, net sales increased approximately $2,346, including $1,604 of favorable effects from exchange rate fluctuations. The increase in net sales reflects the impact of UV shipments and other increases of products sold in China and India, partially offset by of the slowing in the newspaper market for the Company’s cleaning equipment in Japan.
     Net sales in the Americas increased $2,224, primarily reflecting additional sales from the UV business acquisition partially offset by a lower volume in the blending and packaging services market.
Gross Profit
     Gross profit for the six months ended December 31, 2010 was $23,252 (28.8% of net sales) compared to $22,078 (29.50% of net sales) for the six months ended December 31, 2009, an increase of $1,174. Currency rate fluctuations had virtually no impact on gross profit in the current period. The increase in gross profit primarily relates to the additional sales volume and higher gross margins associated with the UV business. Partially offsetting these increases were continued pricing pressure from OEM and end users and unfavorable overhead absorption related to reduced volumes.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) amounted to $18,610 (23% of net sales) for the six months ended December 31, 2010 compared to $17,007 (22.6% of net sales) for the same period in the prior fiscal year, an increase of $1,603 or 9%. Currency rate fluctuations increased SG&A $113 during the six month period. G&A expenses increased $815. The increase primarily reflects additional G&A expenses associated with the UV business of $744 and costs associated with the termination agreement with the Company’s former CEO of $878. Partially offsetting these increases were lower professional fees of $911 incurred in fiscal year 2010 related to an investigation into internal control matters. Selling expenses increased $790. The increase primarily reflects additional selling expenses associated with the UV business of $754.
Engineering and Development Expenses
     Engineering and development expenses amounted to $7,098 for the six months ended December 31, 2010, compared to $6,574 for the same period in the prior fiscal year, an increase of $524 or 8%. Currency rate fluctuations decreased expenses $183 for the current period. The increase primarily reflects additional expenses associated with the UV business of $346. As a percentage of net sales, engineering and development expenses were approximately 8.8% of sales for each of the six months ended December 31, 2010 and 2009.
Restructuring
     The Company recorded $647 of restructuring costs during the six months ended December 31, 2010 versus $0 in the comparable prior year period. The restructuring plans commenced in FY 2011 are designed to achieve operational efficiencies in Japan, the UK and the U.S. and consist primarily of employee terminations.
Legal Settlement
     During the six months ended December 31, 2009, the Company recorded a gain on the settlement of a patent infringement lawsuit of $9,266.
Interest and Other
     Interest expense, net, for the six months ended December 31, 2010 was $1,035 compared to $2,200 for the six months ended December 31, 2009. Currency rate fluctuations had no impact on interest expense in the current period. During the quarter ended September 30, 2010, the Company concluded an amendment to its credit agreement with its Lenders. Legacy deferred financing costs totaling approximately $118 were charged to interest expense during the quarter ended September 30, 2010.

During the quarter ended September 30, 2009, the Company concluded an amendment to its credit agreement with its Lenders. Certain costs associated with the amendment, together with legacy deferred financing costs totaling approximately $1,183, were charged to expense during the quarter ended September 30, 2009. After giving effect to these expenses, interest expense decreased $100.
     Other (income) expense, net, was an expense of $148 for the six months ended December 31, 2010 compared to income of $202 for the six months ended December 31, 2009. These amounts are primarily comprised of net foreign exchange losses.
Income Taxes
     The Company recorded an income tax benefit of $2,556, for the six months ended December 31, 2010, compared to a provision of $1,879, for the six months ended December 31, 2009. The effective tax rate for fiscal 2010 of 59.6% differs from the U.S. statutory rate and reflects a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, (c) the impact of foreign and domestic permanent items, and (d) reversal of previously recorded reserves associated with unrecognized tax benefits (FIN 48 “Liabilities”) upon finalization of a German tax audit for years 2000-2004, of $777 and a reversal of a valuation allowance in the U.K.
     The effective tax rate for fiscal 2009, differs from the statutory rate and reflect (a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, and (c) the impact of foreign and domestic permanent items. The Company continues to assess the need for its deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowances would be recorded in the income statement for the periods that the adjustments were determined to be required.
Net Income
     The Company’s net loss was $1,730 for the six months ended December 31, 2010, compared to net income of $3,482 for the six months ended December 31, 2009. Net loss per basic and diluted share was $0.11 for the six months ended December 31, 2010, compared to net income of $0.23 per basic and diluted share for the six months ended December 31, 2009.
Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009
Consolidated Results
Net Sales
     Net sales for the three months ended December 31, 2010 increased $3,452 or 9%, to $42,203 from $38,751 for the three months ended December 31, 2009. Currency rate fluctuations attributable to the Company’s overseas operations had virtually no impact on net sales. The UV business acquisition contributed net sales of approximately $4,064 during the quarter ended December 31, 2010.
     Net sales reflects decreased sales in Europe of $307, including $931 of unfavorable effects from exchange rate fluctuations. The decrease was attributable to the continued weakening of global demand for the Company’s equipment reflecting reduced order and sales activity for new printing equipment partially offset by the additional revenue from the UV business.

     In Asia, net sales increased $2,045, including $920 of favorable effects from exchange rate fluctuations. The increase reflects the impact from shipments of UV products and other increases in sales of products sold in China and India.
     Net Sales in the Americas increased $1,714, primarily reflecting additional sales of products acquired in the UV business acquisition partially offset by lower volume in the blending and packaging services market.
Gross Profit
     Gross profit for the three months ended December 31, 2010 was $12,439 (29.5% of net sales), compared to $11,658 (30.0% of net sales) for the three months ended December 31, 2009, an increase of $781 or 7%. Currency rate fluctuations increased gross profit by $104 in the current period. The increase in gross profit primarily relates to the additional sales volume and higher gross margin associated with the UV business. Partially offsetting these increases were continued pricing pressure from OEM and end users and unfavorable overhead absorption related to reduced volumes.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) were $8,819 (20.9% of net sales) for the three months ended December 31, 2010, compared to $8,048 (20.8% of net sales) for the same period in the prior fiscal year, an increase of $771 or 9%. Foreign currency translations increased SG&A $86. G&A expenses increased $298. The increase primarily reflects additional G&A expenses associated with the UV business of $382. Selling expenses increased $474. The increase primarily reflects additional selling expenses associated with the UV business of $345.
Engineering and Development Expenses
     Engineering and development expenses were $3,683 (8.7% of net sales) for the three months ended December 31, 2010, compared to $3,503 (9.0% of net sales) for the same period of the prior fiscal year, an increase of $180. Currency rate fluctuations of $73 decreased engineering and development expenses. The increase primarily reflects additional expenses associated with the UV business of $168.
Restructuring
     The Company recorded $455 of restructuring costs during the three months ended December 31, 2010 versus $0 in the comparable prior year period. The restructuring plan was designed to achieve operational efficiencies in Germany, Japan and the U.S. and consists entirely of employee terminations.
Interest and Other
     Interest expense, net for the three months ended December 31, 2010 was $495 compared to $485 for the three months ended December 31, 2009. Currency rate fluctuations had virtually no impact on interest expense in the current period.
     Other (income) expense, net, amounted to expense of $26 for the three months ended December 31, 2009 compared to income of $24 for the three months ended December 31, 2010. Other income (expense), net, primarily includes net foreign currency transaction gains for the three months ended December 31, 2010 and 2009.
Income Taxes
     The Company recorded an income tax benefit of $371 on a loss before tax of $989 for the three months ended December 31, 2010, compared to a tax expense of $12 for the three months ended December 31, 2009 on a loss before tax of $404. The effective tax rate for the three months ended December 31, 2010 differs from the statutory rate and reflects a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, (c) the impact of foreign and domestic permanent items, and (d) the reversal of previously recorded reserves associated with unrecognized tax benefits (FIN 48 “Liabilities”) upon finalization of a German tax audit for years 2000-2004, of $777.
     The effective tax rate for the three months ended December 31, 2009 differs from the statutory rate and reflects a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, and (c) the impact of foreign and domestic permanent items. The Company continues to assess the need for its deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowances would be recorded in the income statement of the periods that the adjustments were determined to be required.
Net Income
     The Company’s net loss was $618 for the three months ended December 31, 2010, compared to a net loss of $416 for the three months ended December 31, 2009. Net income (loss) per basic and diluted share amounted to $(0.04) for the three months ended December 31, 2010, compared to $(0.03) per basic and diluted share for the three months ended December 31, 2009.
Non-GAAP Financial Measures
     Consolidated EBITDA and adjusted EBITDA are non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. These non-GAAP measures are provided because management of the Company uses these financial measures as an indicator of business performance in maintaining and evaluating the Company’s on-going financial results and trends. The Company believes that both management and investors benefit from referring to these non-GAAP measures in assessing the performance of the Company’s ongoing operations and liquidity and when planning and forecasting future periods. These non-GAAP measures also facilitate management’s internal comparisons to the Company’s historical operating results and liquidity. The following is a reconciliation of the net income (loss) as reported to EBITDA.

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss) as reported	$(618)	$(416)	$(1,730)	$3,482
(Benefit) provision for income taxes	(371)	12	(2,556)	1,879
Interest expense, net	495	485	1,035	2,200
Depreciation and amortization	786	672	1,450	1,331

EBITDA	$292	$753	$(1,801)	$8,892

Expenses related to inventory step up	—	—	243	—
Expenses related to Pres/CEO termination	—	—	878	—
Restructuring	455	—	647	—
Legal settlement gain	—	—	—	(9,266)
Internal control investigation costs	—	—	—	911

Adjusted EBITDA	$747	$753	$(276)	$537

Liquidity and Capital Resources at December 31, 2010
      Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months ended December, 31
Cash provided by (used in):	2010	2009
Operating activities	$(3,194)	$9,534
Investing activities	(426)	(320)
Financing activities	2,426	(9,178)
Effect of exchange rate changes on cash	1,038	479

Net (decrease) increase in cash and cash equivalents	$(156)	$515

     Cash from operating activities decreased $12,728 during the six months ended December 31, 2010 versus the comparable prior year period. This decrease in cash from operating activities primarily reflects receipt of the proceeds from the legal settlement with a German competitor in fiscal year 2010 of $9,560. In addition cash from operating activities was negatively impacted by lower receipts from accounts and notes receivable, customer deposits and tax payments associated with the legal settlement. Partially offsetting these decreases were lower restructuring payments and lower payments on accounts and notes payable.
     Cash utilized for investing during the six months ending December 31, 2010 and 2009 includes additions to property, plant and equipment and patents and trademarks of $426 and $320, respectively.
     Cash flow from financing activities primarily reflects borrowings in fiscal year 2010 in excess of payments. On September 28 and 29, 2010, the Company entered into Amendment #8 and #9 to the Credit Agreement (“Amendment #8” and “Amendment #9”, respectively) with its Lenders and BofA as agent for its Lenders (the “Credit Agreement”). Under the terms of Amendment #8, the total commitment under the Credit Agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions and the Company issued to the Lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share (the “Warrants”). The Warrants also contain a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ending June 30, 2011. Under the terms of Amendment #9, the definition of EBITDA was revised.
     Cash (used) by financing activities of $9,178 for the period ended December 31, 2009 reflects the use of the net cash proceeds from the gain on the legal settlement of approximately $7,700 to repay the term loan in accordance with the provisions of the July 31, 2009 Credit Agreement amendment. In addition, cash used for financing activities reflected scheduled term loan payments of approximately $1,500 and payment of debt financing costs of $685. These payments were partially offset by borrowings under the Credit Agreement of $726.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $29,849. As of December 31, 2010, the Company had $22,858 (including letters of credit) outstanding under these Credit Facilities.
     The Company currently believes that its cash flows from operations, along with its available bank lines of credit, are sufficient to finance its working capital and other capital requirements through the term of the Credit Agreement.

     The facility under the Credit Agreement (the “Credit Facility”) matures November 21, 2011, and the Company may be unable to renew or replace this financing. The Company has begun preliminary discussions regarding renewal of its Credit Facility and anticipates finalizing a renewal or replacement of the Credit Agreement, although there are no assurances that such agreement will be completed by the loan maturity date.
     At December 31, 2010 and June 30, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     The following summarizes the Company’s contractual obligations at December 31, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	December						2016 and
	31, 2010	2011*	2012	2013	2014	2015	thereafter
Contractual obligations:
Loans payable	$6,156	$2,462	$3,694	$—	$—	$—	$—
Capital lease obligations	49	31	18	—	—	—	—
Debt	18,227	389	16,148	499	561	630	—
Non-cancelable operating lease obligations	20,897	3,362	5,011	3,071	2,471	2,122	4,860
Purchase commitments (materials)	12,024	9,592	2,351	81	—	—	—
Supplemental compensation	8,855	1,222	804	1,030	813	613	4,373
Restructuring payments	1,010	492	518	—	—	—	—
Interest expense (1)	1,022	548	274	96	68	36	—

Total contractual cash obligations	$68,240	$18,098	$28,818	$4,777	$3,913	$3,401	$9,233

*	Includes only the remaining six months of the fiscal year ending June 30, 2011.

(1)	the anticipated future interest payments are based on the Company’s current indebtedness and interest rates at December 31, 2010, with consideration given to debt reduction as the result of expected payments.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There has been no material change during the three months ended December 31, 2010.
ITEM 4: Controls and Procedures:
     Evaluation of Disclosure Controls and Procedures:
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Changes in Internal Control Over Financial Reporting:
     During the quarter ended December 31, 2010, the Company has not made any changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company continues to review, document and test its internal controls over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that its systems evolve with the Company’s business. These efforts may lead to various changes in its internal control over reporting.
Part II: Other Information
ITEM 1A. Risk Factors
     The following is an update to Item 1A — Risk Factors contained in the Company’s Annual Report on Form 10-K for its Fiscal Year ended June 30, 2010. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K.
Risks associated with indebtedness.
     The Company has indebtedness. As of December 31, 2010, the Company’s total indebtedness was $24,383, including $15,706 under its secured credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the quarter ended December 31, 2010.
ITEM 5. Other Events
     On February 10, 2011, the Company reported its results of operations for the three and six month period ended December 31, 2010. Details of this announcement are contained in the press release of the Company dated February 10, 2011, and furnished with this quarterly report on Form 10-Q as Exhibit 99.1.
ITEM 6. Exhibits
10.1	Termination Agreement between Baldwin Technology Company, Inc. and Karl S. Puehringer dated September 30, 2010, filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2010, and incorporated herein by reference.

10.2	Employment Agreement between Baldwin Technology Company, Inc. and Mark T. Becker dated January 5, 2011, filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.3	Plan Option Grant Certificate to Mark Becker, filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.4	Non-Plan Option Grant Certificate to Mark Becker, filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.5	Amendment to Employment Agreement between Baldwin Technology Company, Inc. and John P. Jordan dated January 3, 2011, filed as Exhibit 10.4 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.6	Amendment to Employment Agreement between Baldwin Jimek AB and Peter Hultberg dated January 3, 2011, filed as Exhibit 10.5 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.7	Amendment to Employment Agreement between Baldwin Germany GmbH and Steffen Weisser dated January 3, 2011, filed as Exhibit 10.6 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.8	Employment Agreement between Baldwin Jimek AB and Birger Hansson dated January 12, 2006, filed as Exhibit 10.7 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.9	Amendment to Employment Agreement between Baldwin Jimek AB and Birger Hansson dated January 3, 2011, filed as Exhibit 10.8 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

99.1	Company Press Release entitled “Baldwin Announces Results for Second Quarter FY2011” dated February 10, 2011 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.

BY	/s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer
Dated: February 14, 2011