Form 10-K/A
period 2010-06-30
BALDWIN TECHNOLOGY CO INC
filed 2011-05-23
CIK 805792

UNITED STATES
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

EXPLANATORY NOTE
     Baldwin Technology Company, Inc. (the “Company”) originally filed its Annual Report on Form 10-K for the year ended June 30, 2010 on September 28, 2010. The Company is filing this Amendment No. 1 on Form 10-K/A to restate its consolidated financial statements and other financial information to properly account for certain revenue and costs related to the Company’s Japanese operations that had been improperly recognized and booked. Specifically, the improper revenue cut-off primarily affected the three months ended June 30, 2010 (Q4 in the fiscal year ended June 30, 2010), when revenue and related costs were recorded prematurely and the three months ended September 30, 2010 and the three and six months period ended December 31, 2010 (Q1 and Q2 of fiscal year ended June 30, 2011) when such sales transactions were fulfilled and revenue earned. As illustrated in the table below, the correction of the above mentioned errors resulted in (i) reduction of net sales and operating income for the three months and year ended June 30, 2010 by $4,037 and $1,984, respectively, (ii) increase in net sales and decrease in operating loss in the three months ended September 30, 2010 by $3,382 and $1,674, respectively, (iii) increase of net sales and decrease of operating loss for the three months ended December 31, 2010 by $655 and $310, respectively, and (iv) increase in net sales and decrease of operating loss for the six months ended December 31, 2010 by $4,037 and $1,984, respectively.

	Fiscal Year 2010	Fiscal Year 2011
	(in thousands)	(in thousands)
	For the Year Ended	Three Months Ended	Three Months Ended	Six Months Ended
	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Net Sales
As previously reported	151,818	38,451	42,203	80,654
Correction for improper cutoff	(4,037)	3,382	655	4,037

Restated	147,781	41,833	42,858	84,691

Cost of Sales
As previously reported	106,682	27,638	29,764	57,402
Correction for improper cutoff	(2,053)	1,708	345	2,053

Restated	104,629	29,346	30,109	59,455

Operating income (loss)
As previously reported	7,514	(2,585)	(518)	(3,103)
Correction for improper cutoff	(1,984)	1,674	310	1,984

Restated	5,530	(911)	(208)	(1,119)

Net Income (loss)
As previously reported	5,028	(1,112)	(618)	(1,730)
Correction for improper cutoff	(1,151)	38	858	896

Restated	3,877	(1,074)	240	(834)

Earnings per share
As previously reported	$0.32	(0.07)	(0.04)	(0.11)
Correction for improper cutoff	(0.07)	0	0.06	0.06

Restated	$0.25	(0.07)	0.02	(0.05)

     There was no impact to previously reported total cash flows from operations, investing or financing activities.
     Management determined certain financial amounts reflected in Items 1, 6, 7 and 8 to our originally filed Form 10-K needed to be restated to reflect these adjustments. The amended items have been amended and restated in their entirety.
     As a result of this restatement, we have revised Item 9A, Controls and Procedures, and have included new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as reflected in Exhibits 31.01, 31.02, 32.01 and 32.02. In addition, we have also included revised report of our independent registered public accounting firm, Grant Thornton LLP, as well as a revised Exhibit 23, Consent of Independent Registered Public Accounting Firm.
     Except as set forth above, this Form 10-K/A does not modify or update other disclosures in the original Form 10-K, including the nature and character of such disclosure to reflect events occurring after the filing date of the original Form 10-K. While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, except for certain exhibits. The disclosures in this amendment do not reflect events occurring after the filing of the original Form 10-K. Accordingly, this amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the originally filed Form 10-K, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as in this amendment.

3

CAUTIONARY STATEMENT — This Annual Report on Form 10-K as amended may contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Baldwin Technology Company, Inc. (the “Company”) cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company’s forward-looking statements are set forth in Item 1A “Risk Factors” to this Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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
     Cleaning Systems. The Company’s Cleaning Systems and related consumable products clean the rollers, cylinders and paper of a printing press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner, Guide Roll Cleaner and Web Paper Cleaner, all of which reduce paper waste, volatile organic compound (“VOC”) emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2010, 2009 and 2008, net sales of Cleaning Systems represented approximately 53.4%, 49.6% and 50.8% of the Company’s net sales, respectively.
     Fluid Management Systems. The Company’s Fluid Management Systems measure and control the supply, temperature, cleanliness, chemical balance and certain other characteristics of the fluids used in the printing process. Among the most important of these products are the Company’s Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2010, 2009 and 2008, net sales of Fluid Management Systems represented approximately 15.5%, 19.0% and 18.9% of the Company’s net sales, respectively.
     Other Process Automation Products, Parts, Services and Miscellaneous Products. The Company’s Web Press Protection Systems (web severers and web catchers), designed in response to the increasing number of web leads used in printing today’s colorful newspapers as well as to the growing demand for high speed commercial web presses, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company’s Ink Control Systems regulate many aspects of the ink feed systems on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems, which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers, Gluing Systems and service and parts. In addition, the Company provides customized dry ingredient blending and packaging services to the food industry and offers a variety of anti-offset spray powders to the graphic arts industry. In the fiscal years ended June 30, 2010, 2009 and 2008, net sales of Other Products represented approximately, 31.1%, 31.4% and 30.2% of the Company’s net sales, respectively.
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
     The following table sets forth the percentages of the Company’s net sales attributable to its geographic regions for the fiscal years ended June 30, 2010, 2009 and 2008:

	Years Ended June 30,
	(Restated) 2010	2009	2008
Americas	23%	23%	21%
Europe	48%	48%	53%
Asia/Australia	29%	29%	26%

Total	100%	100%	100%

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

Marketing, Sales and Support
     Marketing and Sales. While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 95 employees devoted to marketing and sales activities in its three principal markets and more than 124 dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks to printing press manufacturers (“OEMs”), newspaper publishers, and commercial printers. For the fiscal year ended June 30, 2010, approximately 35% of the Company’s net sales were to OEMs and approximately 65% were directly to printers.
     Support. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 101 service technicians, who are complemented by product engineers, to provide field service for the Company’s products on a global basis.
     Backlog. The Company’s backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders. The Company’s backlog was $33,917,000, including $4,365,000 associated with the acquisition of Nordson UV Ltd. and Horizon Lamps, Inc. (“Nordson UV”), as of June 30, 2010, $38,693,000 as of June 30, 2009 and $48,420,000 as of June 30, 2008.
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
Item 1A. Risk Factors
     Set forth below and elsewhere in this Annual Report on Form 10-K as amended and in other documents that the Company files with the SEC are risks that should be considered in evaluating the Company’s stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables affecting the Company’s operating results, the Company’s past financial performance should not be considered an indicator of future performance.
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
Investment Risks
     Failure to achieve and maintain effective internal controls could adversely affect the Company’s ability to report its financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its stock. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management is required to periodically evaluate the design and effectiveness of disclosure controls and procedures and assess the effectiveness of internal controls over financial reporting. Management had originally concluded that internal controls and procedures over financial reporting were effective as to design and effectiveness as of June 30, 2010. As a result of the restatement of the financial statements disclosed in the current Report on Form 8-K dated May 10, 2011 and the identification of the material weaknesses identified as a result of the errors that led to the restatement, management has concluded that disclosure controls and procedures were not effective as of June 30, 2010. Management had previously concluded that the identified and reported material weakness as of June 30, 2009 had been effectively remediated. However, as a result of the restatement of financial statements, disclosed on Form 8-K dated May 10, 2011 and the material weaknesses identified management has concluded that disclosure controls and procedures as well as internal controls over financial reporting were not effective. Failure to maintain existing effective controls could have an adverse effect on the Company’s business, operating results and stock price. For a more detailed discussion of the Company’s disclosure controls and procedures and internal control over financial reporting, see Item 9A of this Annual Report on Form 10-K/A.
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
Risks associated with indebtedness
     The Company has indebtedness. As of June 30, 2010, the Company’s total indebtedness was $20,980,000 including $13,933,000 under its secured credit facility. Borrowings under the Company’s Credit Agreement are secured by the assets of the Company. Under the terms of the Credit Agreement, the Company is required to satisfy certain financial covenants. At June 30, 2010, after the restatement, the Company was not in compliance with the financial covenants contained in its Credit Agreement: however, on May 16, 2011 the Company entered into Waiver and Amendment No. 10 to the Credit Agreement and was therefore in compliance.
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
     Dividends
     Declarations of dividends depend upon the earnings and financial position of the Company and are within the discretion of the Company’s Board of Directors. However, the Company’s Credit Agreement prohibits the payment of dividends. Under the Company’s Certificate of Incorporation, no dividend in cash or property also permitted to be declared or paid on shares of the Company’s Class B Common Stock unless simultaneously therewith there is declared or paid, as the case may be, a dividend in cash or property on shares of Class A Common Stock of at least 105% of the dividend on the shares of Class B Common Stock (see Note 11 to the Consolidated Financial Statements).
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

	Years Ended June 30,
	(Restated)
	2010	2009	2008	2007	2006
		(in thousands, except per share data)
Statement of Operations Data:
Net sales	$147,781	$176,572	$236,330	$201,477	$179,380
Cost of goods sold	104,629	123,143	161,499	135,493	118,995
Inventory reserve	—	4,250	—	—	—

Gross profit	43,152	49,179	74,831	65,984	60,385
Selling, general and administrative expenses	32,881	36,209	44,205	37,954	34,526
Research, development and engineering expenses	13,467	14,989	18,640	16,913	15,181
Restructuring charges	540	4,747	960	994	—
Impairment of goodwill	—	5,658	—	—	—
Legal settlement income, net of expenses	9,266	—	—	—	—

Operating income (loss)	5,530	(12,424)	11,026	10,123	10,678
Interest expense	3,065	2,305	3,127	2,272	1,074
Interest (income)	(7)	(37)	(183)	(210)	(125)
Royalty (income), net	—	—	—	—	(200)
Gain on bargain purchase	2,960	—	—	—	—
Other expense (income), net	410	(868)	(271)	253	162

Income (loss) before income taxes	5,022	(13,824)	8,353	7,808	9,767
Provision (benefit) for income taxes	1,145	(2,013)	1,862	1,034	3,460

Net income (loss)	$3,877	$(11,811)	$6,491	$6,774	$6,307

Income (loss) per share:
Basic income (loss) per share	$0.25	$(0.77)	$0.42	$0.45	$0.42

Diluted income (loss) per share	$0.25	$(0.77)	$0.41	$0.43	$0.40

Weighted average number of shares:
Basic	15,477	15,329	15,444	15,169	14,966

Diluted	15,524	15,329	15,730	15,716	15,713

	June 30,
	(Restated)
	2010	2009	2008	2007	2006
			(in thousands)
Balance Sheet Data:
Working capital	$27,240	$27,382	$32,137	$35,172	$30,014
Total assets	$119,292	$128,005	$160,327	$157,794	$113,242
Short-term debt	$4,914	$7,687	$7,239	$5,750	$3,475
Long-term debt	$16,066	$20,300	$17,963	$26,929	$7,080
Total debt	$20,980	$27,987	$25,202	$32,679	$10,555
Shareholders’ equity	$50,598	$47,635	$62,282	$55,154	$46,412
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     (amounts in thousands except share and per share data)
     General. The following is management’s discussion and analysis of certain factors which have affected the Consolidated Financial Statements of Baldwin Technology Company, Inc. (“Baldwin” or the “Company”).
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to comply with requirements of credit agreements; the availability of funding under such agreements; the ability to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions in the U.S. and other foreign locations, (iii) the ability to obtain, maintain and defend challenges against valid patent protection of certain technology, primarily as it relates to the Company’s cleaning systems, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010, which should be read in conjunction herewith.
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
     At June 30, 2010 the annual impairment test for goodwill indicated that all reporting unit fair values exceeded their respective recorded values. However, the estimated fair value of the German reporting unit which exceeded carrying value by approximately 20% has been disproportionally impacted by the economic downturn. The current valuation has the reporting unit returning to sales and earnings more consistent with long-term business plans. Failure to achieve the plans, further or continued deterioration of macro economic conditions could result in a valuation that could trigger impairment of goodwill. The amount of goodwill at the German reporting unit is approximately $13 million.
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

	Years Ended June 30,
	(Restated)
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.8	69.7	68.4
Inventory reserve	—	2.4	—

Gross profit	29.2	27.9	31.6
Selling, general and administrative expenses	22.2	20.6	18.7
Engineering and development expenses	9.1	8.4	7.9
Restructuring charges	0.4	2.7	.4
Impairment of goodwill	—	3.2	—
Legal settlement income, net of expense	6.2	—	—

Operating income (loss)	3.7	(7.0)	4.6
Interest expense, net	(2.0)	(1.3)	(1.3)
Gain on bargain purchase	2.0	—	—
Other (expense) income, net	(.3)	.5	.2

Income (loss) before income taxes	3.4	(7.8)	3.5
Provision (benefit) for income taxes	.8	(1.1)	.8

Net income	2.6%	(6.7)%	2.7%

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

Highlights for Fiscal Year ended June 30, 2010
•	Revenues declined 16.3%, versus the year ago comparable period.

•	Backlog of $33,917 at June 30, 2010 decreased 12% versus June 30, 2009.

•	Order intake was down 18% versus the comparable year ago period.

•	Cash flow provided by operations during the year ended June 30, 2010 of $11,507 reflects cash generated from operations supplemented by cash received from settlement of a long standing patent infringement lawsuit.

•	The Company recorded additional restructuring charges of $540.

•	On June 30, 2010 the Company successfully completed the previously announced acquisition of Nordson UV, a manufacturer of ultraviolet curing systems, lamps and parts.
     See discussion below related to consolidated results of operations, liquidity and capital resources.
Fiscal Year Ended June 30, 2010 versus Fiscal Year Ended June 30, 2009
Consolidated Results
     Net Sales. Net sales for the fiscal year ended June 30, 2010, decreased $28,791, or 16% to $147,781 from $176,572 for the year ended June 30, 2009. Currency rate fluctuations effecting the Company’s overseas operations increased net sales for the current period by $4,490. The revenue decrease primarily reflects weakness in demand for the Company’s equipment offerings.
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
     In Asia, particularly Japan, net sales decreased approximately $9,702, including $3,177 of favorable effects from exchange rate fluctuations. The decrease reflects the impact of the slowing Asian economies in the commercial and newspaper markets in Japan for the Company’s cleaning equipment.
     Net Sales in the Americas decreased $6,237, primarily reflecting lower demand in the U.S. commercial market for cleaning systems.
     Gross Profit. Gross profit for the fiscal year ended June 30, 2010 decreased to $43,152 (29.2% of sales) versus $49,179 (27.9% of sales) for the fiscal year ended June 30, 2009. Fiscal year 2009 gross profit was negatively impacted by an inventory write-off in the U.S. of $4,250 or 2.4% associated with a deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, a general restructuring of the U.S. operations and the inability of the U.S. operation to reach target goals for inventory utilization. Currency rate fluctuations increased gross profit by $1,585 in the current fiscal year. Gross profit as a percentage of net sales decreased after giving effect to the inventory write-off, (to 29.7% from 30.3%) primarily as a result of continued pricing pressures from OEM and end users and unfavorable overhead absorption related to the reduced volumes. Partially offsetting these impacts were lower costs associated with announced restructuring and cost saving initiatives resulting in lower direct and indirect labor and associated fringe benefits, lower subcontractor and lower technical service costs.
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
     Legal Settlement. During the fiscal year ended June 30, 2010, the Company recorded a net gain on the settlement of a patent infringement lawsuit of $9,266. Please refer to Note 20 in Notes to Consolidated Financial Statements for further discussion of this settlement.
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
     Gain on Bargain Purchase. During the fourth quarter of fiscal year ended June 30, 2010, the Company completed the previously announced acquisition of Nordson UV and recorded a net gain of $2,960 on the bargain purchase, representing the excess of net assets acquired over consideration paid. Please refer to Note 15 to the Consolidated Financial Statements for further discussion.
     Income (Loss) Before Income Taxes. Income before income taxes for the fiscal year ended June 30, 2010 was $5,022 compared to loss before income taxes of $13,824 for the fiscal year ended June 30, 2009. The income before income taxes includes the aforementioned gain on legal settlement of $9,266 and the gain on bargain purchase of $2,960. The loss before income taxes for the fiscal year ended June 30, 2009 includes the aforementioned goodwill impairment charge of $5,658, restructuring charges of $4,747 and additional inventory reserve totaling $4,250.
     Income Taxes. The Company recorded an income tax expense of $1,145 for the fiscal year ended June 30, 2010 versus a benefit of $2,013 during the fiscal year ended June 30, 2009. The effective tax rates of 22.8% and 14.6% for the fiscal years ended June 30, 2010 and 2009, respectively, differ from the statutory rate. In fiscal year 2010 the tax rate benefited by release of foreign contingency reserves, gain on bargain purchase and foreign rate differential offset by negative impacts of adjustments to valuation allowance related to foreign tax credit and net operating loss utilization. In fiscal year 2009 the tax rate has been negatively impacted by: (a) no benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not, and (b) foreign and domestic permanent items including the non-deductibility of the fiscal year 2009 goodwill impairment charge. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required.
     Net Income (Loss). The Company’s net income was $3,877 for the fiscal year ended June 30, 2010 compared to net loss of $11,811 for the fiscal year ended June 30, 2009.

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

	(Restated)
	2010	2009
	(in thousands)
Net income (loss) as reported	$3,877	$(11,811)
Provision for income taxes	1,145	(2,013)
Interest, net	3,058	2,268
Depreciation and amortization	2,665	2,773

EBITDA	$10,745	$(8,783)

Fiscal Year Ended June 30, 2009 versus Fiscal Year Ended June 30, 2008
Highlights for Fiscal Year ended June 30, 2009
•	Revenues, excluding currency effects, declined 23%, versus the year ago comparable period.

•	Backlog of $38,693 at June 30, 2009 decreased 20% versus June 30, 2008.

•	Order intake was down 27% versus the comparable year ago period.

•	Cash flow provided by operations during the year ended June 30, 2009 was $2,631.

•	The Company recorded restructuring charges of $4,747 and implemented cost saving initiatives that will result in benefits in excess of $24,000.

•	The Company completed its analysis of the recoverability of goodwill and the net realizable value of inventory and recorded a non-cash goodwill impairment charge of $5,658 and an inventory reserve adjustment of $4,250 during the third quarter of fiscal year 2009.

•	Due to the charges taken by the Company during the third quarter ended March 31, 2009, the Company was not in compliance with certain provisions of its Credit Agreement. In July 2009, the Company successfully concluded an amendment to its Credit Agreement with its lenders covering the period through November 21, 2011.

•	The effective tax rate for the period ended June 30, 2009 differs from the statutory rate, reflecting the effect of the following factors: (i) no tax benefit recognized for losses incurred in certain jurisdictions, as the realization of any such benefit was not more likely than not; and (ii) the impairment of goodwill which has no associated tax benefit.
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
     On June 9, 2010, the Company entered into Waiver and Amendment No. 7 to Credit Agreement (the “Amendment”) with BofA. The Amendment provided for a waiver by the lenders of the Company’s failure to meet the Currency Adjusted Net Sales covenant for the consecutive three-month period ended May 31, 2010. The Amendment also amended the Credit Agreement to make certain modifications to the required currency adjusted net sales covenant and EBITDA financial covenants. Currency Adjusted Net Sales must not be less than certain defined levels for the periods consisting of two consecutive months ending June 30, 2010. The minimum EBITDA covenant to provide that minimum EBIDTA (as defined) must not be less than $2,769 for the fiscal year ending June 30, 2010 and $12,000 for each Four Fiscal Quarter computation period ending on and after September 30, 2010. The Amendment also permitted the Company to acquire Nordson UV and incur certain debt in connection with the acquisition. At June 30, 2010 the Company originaly concluded that it was in compliance with all financial covenants under the amended Credit Agreement. However, as a result of the required restatement, the Company failed to meet certain financial covenants and as more fully described below entered into Waiver and Amendment No. 10 to the credit agreement.
     On September 28, 2010, the Company entered into Amendment No. 8 to the Credit Agreement (the “Amendment #8”) with BofA. Under the terms of the Amendment, the total commitment under the revolving Credit Agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions; and the Company provided the lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011.
     As a result of the required restatements of the Company’s financial results for the periods ended June 30, 2010, September 30, 2010 and December 31, 2010, the Company was not in compliance with the finacial covenants contained in its Credit Agreement. Specifically, as a result of the restatements, at June 30, 2010, the Company failed to meet the established June 30, 2010 targets for minimum EBITDA and Currency Adjusted Net Sales. Additionally, as a result of the restatement, during the quarter ended September 30, 2010, the Company failed to meet the established target for Currency Adjusted Net Sales for the consecutive three-month periods ended July 31, 2010 and August 30, 2010.
     In addition, the Company has reported that it did not meet the minimum EBITDA covenant for the period ended March 31, 2011 and did not meet the Currency Adjusted Net Sales target for the three-consecutive months ended April 30, 2011.
     On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with BofA. Amendment No.10 provided for a waiver by the lenders of the Company’s failure to meet the applicable minimum EBITDA and Currency Adjusted Net Sales for all periods noted above. Under the terms of Amendment No. 10, the Company provided the Lenders Warrants with a term of ten years to purchase 372,374 shares of the Company’s Class A common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after May 16, 2013 to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment No. 10 sets new covenants for Currency Adjusted Net Sales, establishes minimum EBITDA levels, adjusts interest rate provisions, approves the disposition of the assets of the Company’s food blends discontinued operations and establishes certain milestones regarding refinancing the loan.
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
     Business Combinations
     On July 1, 2009, the Company adopted the accounting pronouncements relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The adoption of these pronouncements did have an impact on the manner in which the Company accounts for acquisitions. See Note 15 to the Consolidated Financial Statements.
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
We have audited the accompanying consolidated balance sheets of Baldwin Technology Company, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 3, the 2010 consolidated financial statements have been restated to correct certain misstatements.
/s/ GRANT THORNTON LLP
New York, New York
September 28, 2010 (except for Note 3,
     as to which the date is May 23, 2011)

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Assets

	(Restated)
	June 30,	June 30,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$15,710	$13,806
Accounts receivable trade, net of allowance for doubtful accounts of $1,154 ($1,698 at June 30, 2009)	22,303	25,528
Notes receivable, trade	2,328	4,126
Inventories	20,839	22,765
Deferred taxes, net	1,808	2,951
Prepaid expenses and other	4,453	6,494

Total current assets	67,441	75,670

MARKETABLE SECURITIES:
(Cost $787 at June 30, 2010 and $690 at June 30, 2009)	500	523

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,139	1,134
Machinery and equipment	7,932	6,913
Furniture and fixtures	4,804	4,675
Capital leases	95	139

	13,970	12,861
Less: Accumulated depreciation	(7,875)	(7,269)

Net property, plant and equipment	6,095	5,592

INTANGIBLES, less accumulated amortization of $10,572 ($9,397 at June 30, 2009)	11,099	11,210
GOODWILL, less accumulated amortization of $1,425 ($1,462 at June 30, 2009)	20,102	20,708
DEFERRED TAXES, NET	7,712	6,543
OTHER ASSETS	6,343	7,759

TOTAL ASSETS	$119,292	$128,005

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
Liabilities and Shareholders’ Equity

	(Restated)
	June 30,	June 30,
	2010	2009
CURRENT LIABILITIES:
Loans payable	$4,525	$4,153
Current portion of long-term debt	389	3,534
Accounts payable, trade	14,086	14,896
Notes payable, trade	4,850	6,917
Accrued salaries, commissions, bonus and profit-sharing	3,702	4,512
Customer deposits	1,755	1,991
Accrued and withheld taxes	1,155	1,277
Income taxes payable	1,019	40
Other accounts payable and accrued liabilities	8,720	10,968

Total current liabilities	40,201	48,288

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	16,066	20,300
Other long-term liabilities	12,427	11,782

Total long-term liabilities	28,493	32,082

Total liabilities	68,694	80,370

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,471,363 shares issued at June 30, 2010 and 14,233,244 shares issued at June 30, 2009	145	143
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at June 30, 2010 and 1,142,555 shares issued at June 30, 2009	11	11
Capital contributed in excess of par value	48,098	47,308
Accumulated earnings (deficit)	2,019	(1,858)
Accumulated other comprehensive income	325	2,031

Total shareholders’ equity	50,598	47,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,292	$128,005

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended June 30,
	(Restated)
	2010	2009	2008
Net sales	$147,781	$176,572	$236,330
Cost of goods sold	104,629	123,143	161,499
Inventory reserve	—	4,250	—

Gross profit	43,152	49,179	74,831

Operating expenses:
General and administrative	19,800	21,430	26,008
Selling	13,081	14,779	18,197
Engineering and development	13,467	14,989	18,640
Restructuring charges	540	4,747	960
Impairment of goodwill	—	5,658	—

	46,888	61,603	63,805
Legal settlement income, net of expenses	9,266	—	—

Operating income (loss)	5,530	(12,424)	11,026

Other (income) expense:
Interest expense	3,065	2,305	3,127
Interest (income)	(7)	(37)	(183)
Gain on bargain purchase	(2,960)	—	—
Other expense (income), net	410	(868)	(271)

	508	1,400	2,673

Income (loss) from operations before income taxes	5,022	(13,824)	8,353

Provision (benefit) for income taxes:
Domestic	894	(1,841)	(1,406)
Foreign	251	(172)	3,268

Total income tax provision (benefit)	1,145	(2,013)	1,862

Net income (loss)	$3,877	$(11,811)	$6,491

Net income (loss) per share:
Net income (loss) per share — basic	$0.25	$(0.77)	$0.42

Net income (loss) per share — diluted	$0.25	$(0.77)	$0.41

Weighted average shares outstanding:
Basic	15,477	15,329	15,444

Diluted	15,524	15,329	15,730

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)

	Class A		Class B		Capital Contributed	Accumulated	Accumulated Other
	Common Stock		Common Stock		in Excess of	Earnings/	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	(Deficit)	Income	Shares	Amount	Income (Loss)
Balance at June 30, 2007	17,875,622	$179	1,486,825	$15	$59,499	$5,880	$3,051	(3,928,340)	$(13,470)

Year ended June 30, 2008:
Adoption of FIN 48 — uncertain tax positions						(2,418)
Net income for the year						6,491				$6,491
Translation adjustment							3,194			3,194
Unrealized loss on available-for-sale securities, net of tax							(128)			(128)
Recognition of pension funded status, net of tax							(339)			(339)

Comprehensive income										$9,218

Amortization of stock based compensation					1,031
Repurchase of shares								(289,095)	(760)
Shares converted Class B to Class A	50,000	1	(50,000)	(1)
Retirement of treasury stock	(3,931,400)	(39)	(294,270)	(3)	(14,233)			4,225,670	14,275
Shares issued under stock option plan	145,512	1			101			(8,235)	(45)

Balance at June 30, 2008	14,139,734	$142	1,142,555	$11	$46,398	$9,953	$5,778	$0	$0

Year ended June 30, 2009:
Net loss for the year						(11,811)				$(11,811)
Translation adjustment							(3,186)			(3,186)
Unrealized loss on available-for-sale securities, net of tax							(94)			(94)
Recognition of pension funded status, net of tax							(467)			(467)

Comprehensive loss										$(15,558)

Amortization of stock based compensation					1,092
Repurchase of shares								(85,365)	(157)
Retirement of treasury stock	(98,276)	(1)			(182)			98,276	183
Shares issued under stock option plan	191,786	2						(12,911)	(26)

Balance at June 30, 2009	14,233,244	$143	1,142,555	$11	$47,308	$(1,858)	$2,031	0	$0

Year ended June 30, 2010:
Net income for the year (restated)						3,877				$3,877
Translation adjustment							(1,525)			(1,525)
Unrealized loss on available- for-sale securities, net of tax							(70)			(70)
Recognition of pension funded status, net of tax							(111)			(111)

Comprehensive income (restated)										$2,171

Amortization of stock based compensation					829
Shares converted Class B to Class A	50,000		(50,000)
Shares surrendered as payment of tax withholding								(34,390)	(51)
Retirement of treasury stock	(34,390)				(51)			34,390	51
Shares issued under stock option plan	222,509	2			12

Balance at June 30, 2010 (restated)	14,471,363	$145	1,092,555	$11	$48,098	$2,019	$325	0	$0

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,
	(Restated)
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,877	$(11,811)	$6,491
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,665	2,773	2,827
Deferred income taxes	(401)	(1,543)	1,420
Provision for losses on accounts receivable	634	392	257
Deferred financing charge	1,183	—	—
Gain on legal settlement	(9,266)	—	—
Gain on bargain purchase of Nordson UV	(2,960)	—	—
Inventory and accounts receivable charge	—	4,715	—
Restructuring charges	540	4,747	960
Impairment charge	—	5,658	—
Stock based compensation expense	829	1,092	1,031
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, trade	6,148	17,488	3,279
Inventories	3,944	3,781	1,479
Prepaid expenses and other	2,088	(229)	(782)
Proceeds from legal settlement	9,560	—	—
Other assets	860	(359)	(24)
Customer deposits	(828)	1,069	(4,890)
Accrued compensation	(466)	(4,396)	464
Payment of restructuring charges	(1,899)	(3,051)	(859)
Payment of integration costs	—	(165)	(1,524)
Accounts and notes payable, trade	(4,565)	(10,907)	1,623
Income taxes payable	1,009	(1,101)	(859)
Accrued and withheld taxes	(214)	(827)	311
Other accounts payable and accrued liabilities	(1,231)	(4,695)	(3,572)

Net cash provided by operating activities	11,507	2,631	7,632

Cash flows from investing activities:
Advances received on acquisition of Nordson UV	728	—	—
Purchase of Oxy-Dry, net of cash acquired	—	—	(298)
Purchase of Hildebrand, net of cash acquired	—	—	(148)
Additions of property, plant and equipment	(616)	(1,048)	(1,857)
Additions of intangibles	(147)	(949)	(1,688)

Net cash (used in) investing activities	(35)	(1,997)	(3,991)

Cash flows from financing activities:
Long-term and short-term debt borrowings	693	16,764	13,414
Long-term and short-term debt repayments	(10,207)	(12,365)	(23,992)
Principal payments under capital lease obligations	(81)	(149)	(111)
Payment of debt financing costs	(816)	—	—
Other long-term liabilities	(413)	(479)	(102)
Cash received on acquisition of Nordson UV	650	—	—
Repurchase of common stock	—	(157)	(760)
Proceeds from stock option exercise, net of tax withholding	(39)	—	102

Net cash (used in) provided by financing activities	(10,213)	3,614	(11,449)

Effects of exchange rate changes	645	225	1,107

Net increase (decrease) in cash and cash equivalents	1,904	4,473	(6,701)
Cash and cash equivalents at beginning of year	13,806	9,333	16,034

Cash and cash equivalents at end of year	$15,710	$13,806	$9,333

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
     In addition to items that are measured as fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include certain long-lived assets (see Note 16, “Goodwill and Other Intangible Assets”). The Company determined that the fair value measurements included in each of these assets and liabilities rely primarily on its assumptions as unobservable inputs that are not publicly available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.
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
Note 3 — Restatement of Consolidated Financial Statements
     Background of the Restatement
     In late February 2011, allegations surfaced that profits were being manipulated at the Company’s Japanese subsidiary. The Audit Committee of the Board of Directors commissioned an investigation consisting of extensive employee interviews and audit procedures to review the allegations. The investigation confirmed the premature recognition of revenue and related costs primarily during the quarter ended June 30, 2010 through intentional circumvention of internal controls apparently intended to achieve sales and earnings forecasts previously submitted by the Japanese subsidiary to corporate senior management. The investigation also revealed that no individual appeared to personally benefit from these irregularities.
     On May 10, 2011 the Company announced that, as a result of the investigation, previously issued consolidated financial statements for the fiscal year 2010 included in the Company’s Form 10-K and for the fiscal quarters ended September 30, 2010 and December 31, 2010, should no longer be relied upon.
     Impact of Restatement
     The effects of the restatement on the consolidated statement of operations for the fiscal year ended June 30, 2010 are summarized in the following table:

	Previously Reported	Adjustment	Restated
	(in thousands)
Net Sales	$151,818	$(4,037)	$147,781
Cost of goods sold	106,682	(2,053)	104,629
Gross profit	45,136	(1,984)	43,152
Operating income	7,514	(1,984)	5,530
Income from operations before tax	7,006	(1,984)	5,022
Provision for income taxes	1,978	(833)	1,145
Net income	5,028	(1,151)	3,877
Basic and diluted net income per share	$0.32	$(0.07)	$0.25
     The effects of the restatement on the consolidated balance sheet at June 30, 2010 are summarized in the following table:

	Previously Reported	Adjustment	Restated
	(in thousands)
Accounts receivable trade, net	$26,340	$(4,037)	$22,303
Total current assets	71,478	(4,037)	67,441
Deferred taxes, net	6,879	833	7,712
Total assets	122,496	(3,204)	119,292
Accounts payable, trade	16,139	(2,053)	14,086
Total current liabilities	42,254	(2,053)	40,201
Total liabilities	70,747	(2,053)	68,694
Accumulated earnings	3,170	(1,151)	2,019
Total shareholder’s equity	51,749	(1,151)	50,598
Total liabilities and shareholder’s equity	122,496	(3,204)	119,292
     There was no impact to previously reported total cash flows from operations, investing or financing activities.
     As a result of the restatement, the Company failed to meet the minimum EBITDA and Currency Adgusted Net Sales covenants under its Credit Agreement at June 30, 2010. The Company and its lenders entered into waiver and Amendment No. 10 as of May 16, 2011 (see footnote 9).
See also Notes 5, 6 and 10 for amounts impacted by the above adjustments.
Note 4 — Accumulated Other Comprehensive Income (Loss):
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

Note 5 — Earnings per Share:
     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 1,460,233, 1,386,401 and 657,334 shares of common stock were outstanding at June 30, 2010, June 30, 2009 and June 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

	For the Years Ended June 30,
	(Restated) 2010	2009	2008
	(in thousands, except per share data)
Determination of shares:
Average common shares outstanding	15,477	15,329	15,444
Assumed conversion of dilutive stock options and awards	47	—	286

Diluted average common shares outstanding	15,524	15,329	15,730

Basic earnings per common share	$0.25	$(0.77)	$0.42
Diluted earnings per common share	$0.25	$(0.77)	$0.41
Note 6 — Business Segment Information:

	For the Years Ended June 30,
	(Restated) 2010	2009	2008
		(in thousands)
Geographic information:
Sales* by major country:
United States	$33,856	$40,095	$49,585
Japan	36,094	46,523	52,832
Germany	38,590	46,180	74,506
Sweden	18,735	23,370	26,286
United Kingdom	7,736	8,270	13,273
All other — foreign	12,770	12,134	19,848

Total sales	$147,781	$176,572	$236,330

*	sales are attributed to a geographic area based on the location of the subsidiary recording the external sale.

	For the Years June 30,
	2010	2009	2008
		(in thousands)
Long-lived assets by major country:
United States	$1,460	$1,455	$1,775
Japan	1,486	1,536	853
Germany	1,683	2,384	3,212
Sweden	1,392	1,565	2,069
All other — foreign	1,458	430	417

Total long-lived assets	$7,479	$7,370	$8,326

     Long-lived assets primarily include the net book value of property, plant and equipment and other tangible assets.
Note 7 — Inventories:
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

Note 9 — Long-Term Debt:

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
     On September 28, 2010, the Company entered into Amendment No. 8 to the Credit Agreement (the “Amendment #8”) with BofA. Under the terms of the Amendment, the total commitment under the revolving Credit Agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions; and the Company provided the lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011.
     As a result of the required restatements of the Company’s financial results for the periods ended June 30, 2010, September 30, 2010 and December 31, 2010 the Company was not in compliance with the finacial covenants contained in its Credit Agreement. Specifically, as a result of the restatement, at June 30, 2010, the Company failed to meet the established June 30, 2010 targets for minimum EBITDA and Currency Adjusted Net Sales. Additionally, as a result of the restatement, during the quarter ended September 30, 2010, the Company failed to meet the established target for Currency Adjusted Net Sales for the consecutive three-month periods ended July 31, 2010 and August 30, 2010.
     In addition, the Company has reported that it did not meet the minimum EBITDA covenant for the period ended March 31, 2011 and did not meet the Currency Adjusted Net Sales target for the three-consecutive months ended April 30, 2011.
     On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with BofA. The Amendment provided for a waiver by the lenders of the Company’s failure to meet the applicable minimum EBITDA and Currency Adjusted Net Sales for all periods noted above. Under the terms of Amendment No. 10, the Company provided the Lenders Warrants with a term of ten years to purchase 372,374 shares of the Company’s Class A common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after May 16, 2013 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment No. 10 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels, adjusts interest rate provisions, approves the disposition of the assets of the food blends discontinued operations and establishes certain milestones regarding refinancing the loan.
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

$16,455

Note 10 — Taxes on Income:
     Income (loss) before income taxes and the (benefit) provision for income taxes are comprised of:

	For the Years Ended June 30,
	(Restated) 2010	2009	2008
Income (loss) before income taxes:
Domestic	$(3,365)	$(5,549)	$1,208
Foreign	8,387	(8,275)	7,145

	$5,022	$(13,824)	$8,353

(Benefit) provision for income taxes:
Currently payable:
Domestic	$437	$(544)	$187
Foreign	129	(240)	1,245

	566	(784)	1,432

Deferred:
Domestic	$457	$(1,297)	$(1,593)
Foreign	122	68	2,023

	579	(1,229)	430

Total income tax provision	$1,145	$(2,013)	$1,862

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2010 and 2009 are as follows:

	(Restated)
	June 30, 2010	June 30, 2009
Deferred tax assets (liabilities):
Foreign tax credit carryforwards	$3,853	$6,325
Foreign net operating loss carryforwards	9,358	10,575
Domestic net operating loss carryforwards	2,432	—
Capital loss carryforwards	164	181
Inventories	1,426	2,408
Pension/deferred compensation	2,962	2,745
Identifiable intangibles	(2,721)	(1,830)
Other deferred tax assets, individually less than 5%	2,293	1,848
Other deferred tax liabilities, individually less than 5%	(15)	(71)

Net deferred tax asset	19,752	22,181
Valuation allowance	(10,232)	(12,687)

Total net deferred tax assets	$9,520	$9,494

     At June 30, 2010, net operating loss carryforwards of $44,561 may be available to reduce future foreign taxable income. The majority of the Company’s foreign net operating loss (“NOL”) carry-forwards have an indefinite carry-forward period. In addition, as of June 30, 2010, the Company has indefinite foreign capital loss carry-forwards available in the amount of $586. At June 30, 2010, the Company had U.S. NOL carryforwards of $6,856, of which $1,790 will expire in 2020 and $5,066 which will expire in 2030. Foreign tax credits of $3,853 expire in 2013 through 2019.
     The Company establishes valuation allowances in accordance with the provisions of ASC 740, Income Taxes. The change in the valuation allowance for the period ended June 30, 2010 primarily reflects the expiration of fully reserved foreign tax credits and valuation allowance provided on certain foreign NOL and foreign tax credits.
     The Company has not had to provide for income taxes on $24,588 of cumulative undistributed earnings of subsidiaries outside the United States because of the Company’s intention to indefinitely reinvest those earnings.
     On June 30, 2010, the Company’s unrecognized tax benefits totaled $4,102, including $3,726 of unrecognized tax benefits which, if recognized, would reduce the annual effective income tax rate. Approximately $1,469 of the reduction would be in the form of foreign tax credits that would likely attract a valuation allowance.
     Where applicable, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits from its global operations in income tax expense. During the fiscal years ending June 30, 2010 and 2009, the Company accrued $18 and $39, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are accrued in the Company’s income tax expense, such amounts, if reversed, will reduce the effective income tax rate. At June 30, 2010, the Company had $267 of accrued interest and penalty.
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

     The Company conducts its business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to ongoing tax examinations and assessments in such major jurisdictions as the U.S., Germany, Sweden and Japan. The earliest year for which the Company or its affiliates are subject to examination by tax authorities is the tax year 2000. It is reasonable possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken for related to previously filed tax returns may decrease. In fiscal year 2010 the Company finalized a tax audit in the U.S. for fiscal year 2008 and in early fiscal year 2011 is expected to finalize a tax audit in Germany for the fiscal years 2000 through 2004. The range of possible decrease related to the potential settled adjustments and expiration of the statute of limitation is zero to $2.4 million.
     The reconciliation of the computed “expected” provision (determined by applying the United States Federal statutory income tax rate of 34% to income before income taxes) to the actual tax provision is as follows:

	For the Years Ended June 30,
	(Restated) 2010	2009	2008
		(in thousands)
Computed “expected” tax provision	$2,381	$(4,700)	$2,811
Permanent differences	357	445	10
Foreign income taxed at rates other than the U.S. statutory rate	(1,780)	(136)	(263)
Change in deferred tax asset valuation Allowance	2,305	761	(1,092)
Adjustment to tax liabilities	(838)	179	254
Gain on bargain purchase	(1,006)	—	—
Goodwill impairment	—	1,951	—
Other reconciling items	(274)	(513)	142

Total income tax provision	$1,145	$(2,013)	$1,862

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

	The 2005 Plan
		Weighted
		Average Grant Date
	Class A Units	Fair Value
Outstanding at June 30, 2007	286,039	$4.80

Granted	245,848	$4.75
Canceled	0	$0.00
Vested	(111,868)	$4.70

Outstanding at June 30, 2008	420,019	$4.80

Granted	139,667	$2.01
Canceled	(7,500)	$5.19
Vested	(198,454)	$4.73

Outstanding at June 30, 2009	353,732	$3.73

Granted	177,000	$1.65
Canceled	(15,500)	$3.55
Vested	(187,774)	$4.05

Outstanding at June 30, 2010	327,458	$2.43

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
     Undiscounted benefit amounts expected to be paid for each of the next five successive fiscal years and for the aggregate next five years thereafter are as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2011	$1,058
2012	$804
2013	$1,030
2014	$813
2015	$613
Aggregate for 2016 through 2020	$4,373
     The amount expected to be contributed by the Company to its defined benefit pension plans during fiscal year 2011 is approximately $287.

Note 14 — Restructuring:
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

		Payments against	Balance at	Payments against	Balance at
	Initial Reserve	Reserve	June 30, 2009	Reserve	June 30, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$681	$(586)	$95	$(95)	$—

Total restructuring costs	$681	$(586)	$95	$(95)	$—

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

		Payments against	Balance at	Payments against	Balance at
	Initial Reserve	Reserve	June 30, 2009	Reserve	June 30, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$3,836	$(1,802)	$2,034	$(1,768)	$266
Other	230	(101)	129	—	129

Total restructuring costs	$4,066	$(1,903)	$2,163	$(1,768)	$395

Quarter 4 FY 2010 Plan:
     In June 2010 the Company committed to the principal features of a plan to additionally restructure its operation in Germany. Actions under the plan commenced and were completed by June 30, 2010. All costs associated with the plan are cash payments related to employee reductions. Payments will continue through the second quarter of fiscal 2011.

		Payments against	Balance at
	Initial Reserve	Reserve	June 30, 2010
	(in thousands)
Restructuring costs:
Employee termination costs	$540	$(38)	$502
Total restructuring costs	$540	$(38)	$502

Note 15 — Business Acquisition:
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

*The Company recorded a goodwill impairment charge mainly related to its Japan reporting unit during the third quarter of fiscal year 2009.
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
Note 21: — Subsequent Event:
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

     On September 28, 2010, the Company entered into Amendment No. 8 to the Credit Agreement (the “Amendment #8”) with BofA. Under the terms of the Amendment, the total commitment under the revolving Credit Agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions; and the Company provided the lenders warrants with a term of 10 years to purchase 352,670 shares of common stock in the Company for $0.01 per share. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011.
Note 22 — Additional Balance Sheet Detail

	As of June 30, 2010	As of June 30, 2009
Other Accounts Payable and Accrued Liabilities	(in thousands)
Warranty (see Note 19 - Warranty Costs)	$1,999	$2,626
Commissions	329	405
Restructuring reserve (see Note 14 - Restructuring)	897	2,258
Installation reserve	171	472
Professional fees	518	590
Health insurance	721	956
VAT tax payable	531	76
Other	3,554	3,585

	$8,720	$10,968

	As of June 30, 2010	As of June 30, 2009
Other Long-Term Liabilities	(in thousands)
Non-current income tax liabilities (see Note 10)	$3,726	$2,971
Supplemental Compensation (see Note 13)	7,597	7,320
Phantom Equity	252	822
Other	852	669

	$12,427	$11,782

Note 23 — Quarterly Financial Data (unaudited):
     Summarized unaudited quarterly financial data for the fiscal years ended June 30, 2010 and 2009 are as follows (in thousands, except per share data):

	Quarter
				Fourth		(Restated)
Fiscal Year Ended June 30, 2010	First	Second	Third	Previously Reported	Adjustment	Fourth
Net sales	$36,174	$38,751	$39,498	$37,395	$(4,037)	$33,358
Cost of goods sold	25,754	27,093	27,764	26,071	(2,053)	24,018
Gross profit	10,420	11,658	11,734	11,324	(1,984)	9,340
Operating expenses (1)	12,030	11,551	11,034	11,733	—	11,733
Restructuring (2)	—	—	—	540	—	540
Legal settlement gain (3)	9,266	—	—	—	—	—
Gain on bargain purchase (4)	—	—	—	2,960	—	2,960
Interest expense, net	1,715	485	426	432	—	432
Other (income) expense, net	176	26	69	139	—	139

Income before income taxes	5,765	(404)	205	1,440	(1,984)	(544)
Provision (benefit) for income taxes	1,867	12	72	27	833	(806)

Net income (loss)	$3,898	$(416)	$133	$1,413	$(1,151)	$262

Net income (loss) per share:
Net income (loss) per share — basic	$0.25	$(0.03)	$0.01	$0.09	$(0.07)	$0.02
Net income (loss) per share - diluted	$0.25	$(0.03)	$0.01	$0.09	$(0.07)	$0.02

Weighted average shares outstanding:
Basic	15,380	15,461	15,526	15,477	—	15,477

Diluted	15,427	15,461	15,562	15,524	—	15,524

(1)	First quarter includes $911 of costs related to a special investigation into violation of the Company’s internal control procedures. Fourth quarter includes costs of $330 associated with the Nordson acquisition and $250 for bank amendment fees.

(2)	See Note 14 regarding details of restructuring expense

(3)	Gain on legal settlement of patent infringement lawsuit

(4)	Gain on purchase of Nordson UV

	Quarter
	First		First	Second		Second	Third		Third	Fourth		Fourth
	Previously		As	Previously		As	Previously		As	Previously		As
Fiscal Year Ended June 20, 2009(1)	Reported	Adjustment(1)	Adjusted	Reported	Adjustment(1)	Adjusted	Reported	Adjustment(1)	Adjusted	Reported	Adjustment(1)	Adjusted
Net Sales	$55,937	—	$55,937	$46,259	—	$46,259	$36,087	—	$36,087	$38,289	—	$38,289
Cost of goods sold	38,602	77	38,679	31,886	102	31,988	25,816	219	26,035	26,839	(398)	26,441
Inventory reserve adjustment(2)	—	—	—	—	—	—	4,250	—	4,250	—	—	—

Gross profit	17,335	(77)	17,258	14,373	(102)	14,271	6,021	(219)	5,802	11,450	398	11,848
Operating expenses(3)	14,844	63	14,907	13,053	788	13,841	12,099	(263)	11,836	11,202	(588)	10,614
Restructuring(4)	—	—	—	681	—	681	4,066	—	4,066	—	—	—
Impairment of goodwill(5)	—	—	—	—	—	—	5,658	—	5,658	—	—	—
Interest expense,net	687	—	687	545	—	545	428	—	428	608	—	608
Other (income) expense, net	(403)	—	(403)	(846)	—	(846)	311	—	311	70	—	70

Income before taxes	2,207	(140)	2,067	940	(890)	50	(16,541)	44	(16,497)	(430)	986	556
Provision (benefit) for income taxes	997	(59)	938	477	(374)	103	(3,094)	19	(3,075)	(393)	414	21

Net income (loss)	$1,210	(81)	$1,129	$463	(516)	($53)	($13,447)	25	($13,422)	($37)	572	$535

Net income (loss) per share — basic	$0.08	(0.01)	$0.07	$0.03	(0.03)	$0.00	($0.88)	0.01	($0.87)	$0.00	0.03	$0.03

Net income (loss) per share — diluted	$0.08	(0.01)	$0.07	$0.03	(0.03)	$0.00	($0.88)	0.01	($0.87)	$0.00	0.03	$0.03

Weighted average shares outstanding :		—			—			—			—
Basic	15,282	—	15,282	15,332	—	15,332	15,344	—	15,344	15,360	—	15,360

Diluted	15,461	—	15,461	15,408	—	15,408	15,344	—	15,344	15,360	—	15,360

(1)	Adjustment column reflects the correction of inappropriate deferral and subsequent recognition of certain expenses, incurred at the Japanese operation. These irregularities had no impact on the full fiscal year 2009 results.

(2)	Third quarter reflects write-down of U.S. inventory

(3)	Operating expenses include $465 accounts receivable reserve for a customer bankruptcy in third quarter and $240 additional allowance for doubtful accounts in fourth quarter

(4)	See Note 14 regarding details of restructuring expense

(5)	Third quarter reflects a goodwill impairment charge related to the Company’s Japan reporting unit
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s former Chief Executive Officer and former Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K/A. Previously, based upon this evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. However, as a result of the restatement of the financial statements, disclosed in the Current Report on Form 8-K dated May 10, 2011, and in this Annual Report on Form 10-K/A and the material weaknesses that are described below, our current Chief Executive Officer and current Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

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
     Management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting.
          Previously, our former Chief Executive Officer and former Chief Financial Officer concluded and reported that the Company’s internal control over financial reporting was effective as of June 30, 2010. However, current management has identified material weaknesses in the Company’s internal control over financial reporting, as described below. The Company’s current management has concluded that as a result of these material weaknesses, as of June 30, 2010, the Company’s internal control over financial reporting was not effective at that date.
          A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
          Material Weakness Identified in the Company’s Operations in Japan. In late February 2011, allegations surfaced that profits had been manipulated at the Company’s Japanese subsidiary. The Audit Committee of the Board of Directors oversaw an internal investigation consisting of extensive employee interviews and audit procedures to review the allegations. The investigation identified the premature recognition of revenue and related costs primarily during the quarter ended June 30, 2010 as well as the inappropriate deferral and subsequent recognition of expenses during the quarters of 2009 and 2010, which had no impact on full year fiscal 2009 and were not material in 2010. These irregularities occurred as a result of management override and intentional circumvention of established revenue recognition, purchase and expense policies and related internal controls at the Company’s Japanese subsidiary. Specifically, existing policies and controls were violated as revenue was recorded prior to shipments of goods or completion of installation services and related costs were recorded prior to receipt of materials and components. This intentional circumvention of internal controls was apparently intended to achieve sales and earnings forecasts previously submitted by the Japanese subsidiary to corporate senior management, although such forecasts were not met. The investigation also revealed that no individual appeared to personally benefit from these irregularities. This circumvention of controls was the result of a material weakness in the control environment at the Japan operations. The table below sets forth the adjustments needed to the reported financial statements in order to correct the misstatements.

	Fiscal Year 2010	Fiscal Year 2011
	(in thousands)	(in thousands)
	For the Year Ended	Three Months Ended	Three Months Ended	Six Months Ended
	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Net Sales
As previously reported	151,818	38,451	42,203	80,654
Correction for improper cutoff	(4,037)	3,382	655	4,037

Restated	147,781	41,833	42,858	84,691

Cost of Sales
As previously reported	106,682	27,638	29,764	57,402
Correction for improper cutoff	(2,053)	1,708	345	2,053

Restated	104,629	29,346	30,109	59,455

Operating income (loss)
As previously reported	7,514	(2,585)	(518)	(3,103)
Correction for improper cutoff	(1,984)	1,674	310	1,984

Restated	5,530	(911)	(208)	(1,119)

Net Income (loss)
As previously reported	5,028	(1,112)	(618)	(1,730)
Correction for improper cutoff	(1,151)	38	858	896

Restated	3,877	(1,074)	240	(834)

Earnings per share
As previously reported	$0.32	(0.07)	(0.04)	(0.11)
Correction for improper cutoff	(0.07)	0	0.06	0.06

Restated	$0.25	(0.07)	0.02	(0.05)

          Since August 2010, which is before the identification of the irregularities in Japan, the Company has made significant senior level and other management changes and other organizational changes. In August 2010, the former President of the Company’s Japanese operations left the Company. In October 2010, the Company hired a new Chief Executive Officer. In December 2010, under the leadership of the new CEO, the Company made significant organizational changes including transforming the Company from a country-based group of silo organizations, with local management and local focus, to a globally integrated organization with multiple leaders having global responsibility managing the Company’s business units with improved reporting and personal accountabilities. Additionally, in March 2011, the Company hired a new President for its Japanese subsidiary and in April 2011, the Company hired a new Chief Financial Officer. We believe that these senior management and organizational changes will contribute significantly to remediating the issues with management override and circumvention of internal controls at the Japanese subsidiary.

     Additionally, as a result of the violations of Company policy and circumvention of internal controls at its Japanese subsidiary, the Company will:
•	Take appropriate disciplinary actions against employees in Japan who were involved in the irregularities.

•	Conduct updated training with respect to Baldwin’s Code of Conduct and Business Ethics policy and require annual written confirmation from each employee of their understanding and adherence to this policy.

•	Improve the communication surrounding, and encourage the use of, the Company’s whistleblower program to ensure that any issues, such as those that led to the material weaknesses, are reported in a more timely manner.

•	Implement a quarterly process for management of the individual subsidiaries to review and validate the appropriateness of revenue recognition with corporate management.

•	Conduct additional training on the revenue recognition and purchase processes at all subsidiaries to ensure that expectations are fully communicated and understood throughout the Company.
     (c) Changes in internal control over financial reporting
     Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009. Subsequent to the Company’s August 20, 2009 publication of its earnings for the year ended June 30, 2009, the Company discovered that certain shipments made by employees of its Lenexa, Kansas facility prior to June 30, 2009 did not conform to internal control policies and procedures. This resulted in adjustments for improperly recorded revenue and the collectability of certain accounts receivable.
     During fiscal year 2010, management took various actions to strengthen internal control over financial reporting at its Lenexa, Kansas facility according to the remediation plan previously disclosed. The following remediation activities were performed:
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
     As a result of the execution of our remediation plan and testing of the effectiveness of internal controls over financial reporting, the Company had previously concluded that its internal control over financial reporting was effective as of June 30, 2010. This conclusion has changed, however, as a result of the irregularities in the operations in Japan that are discussed above.
     Except as noted above, there was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     On September 28, 2010, the Company entered into Amendment No. 8 to the Credit Agreement (the “Amendment #8”), with Bank of America and the other Lenders parties thereto. Under the terms of the Amendment #8, the total commitment under the revolving credit agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions; and the Company provided the lenders warrants as described below. The Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a)(1) Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.
     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

Page
Schedule II — Valuation and Qualifying Accounts	62
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (a)(3) The following is a list of all exhibits filed as part of this Report:
INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 4, 1986. Filed as Exhibit 3.1 to the Company’s registration statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1988. Filed as Exhibit 3.2 to the Company’s Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 20, 1990. Filed as Exhibit 3.3 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

3.4	By-Laws of the Company as amended on November 13, 2007. Filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated November 19, 2007 and incorporated herein by reference.

10.1*	Baldwin Technology Company, Inc. 1996 Stock Option Plan, as amended August 2002. Filed as Exhibit A to the Baldwin Technology Company, Inc. 2002 Proxy Statement dated October 28, 2002 and incorporated herein by reference.

10.2*	Baldwin Technology Company, Inc. 1998 Non-Employee Directors’ Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1998 Proxy Statement dated October 15, 1998 and incorporated herein by reference.

10.3*	Baldwin Technology Company, Inc. 2005 Equity Compensation Plan as amended August 2008. Filed as Exhibit A to the Company’s 2008 Proxy Statement dated

October 10, 2008 and incorporated herein by reference.

10.4*	Form of Restricted Stock Award Agreement between the Company and individuals granted Restricted Stock Awards under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

10.5*	Form of Restricted Stock Unit Award Agreement between the Company and individuals granted Restricted Stock Unit Awards under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

10.6*	Form of Grant Certificate issued by the Company to individuals granted stock options under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.8 to the Company’s Report on Form 10-K dated September 28, 2007 and incorporated herein by reference.

10.7*	Form of Performance Share Award Agreement between the Company and individuals granted Performance Share Awards under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.7 to the Company’s Report on Form 10-K dated September 28, 2009 and incorporated herein by reference.

10.8*	Baldwin Technology Company, Inc. 2008 Management Incentive Compensation Plan. Filed as Exhibit 10.10 to the Company’s Report on Form 10-K dated September 28, 2007 and incorporated herein by reference.

10.9*	Baldwin Technology Company, Inc. 2009 Management Incentive Compensation Plan. Filed as Exhibit 10.11 to the Company’s Report on Form 10-K dated September 29, 2008 and incorporated herein by reference.

10.10*	Baldwin Technology Company, Inc. 2010 Management Incentive Compensation Plan. Filed as Exhibit 10.11 to the Company’s Report on Form 10-K dated September 28, 2009 and incorporated herein by reference.

10.11*	Baldwin Technology Company, Inc. 2011 Management Incentive Compensation Plan. Filed as an Exhibit to the Company’s Report on Form 10-K dated September 28, 2010 and incorporated herein by reference.

10.12	Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.13*	Employment Agreement dated June 19, 2007 and effective as of June 30, 2007 between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated July 6, 2007 and incorporated herein by reference.

10.14*	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and Gerald A. Nathe. Filed as Exhibit 10.28 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.

10.15*	Employment Agreement dated December 19, 2008, amending and restating an earlier agreement dated February 22, 2007, between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.26 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.

10.16*	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.30 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.

10.17*	Baldwin Technology Profit Sharing and Savings Plan, as amended. Filed as Exhibit 10.53 to the Company’s Report on Form 10-K dated October 13, 2003 and incorporated herein by reference.

10.18*	Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.66 to the Company’s Report on Form 10-Q dated February 13, 2004 and incorporated herein by reference.

10.19*	Amendment to Strategic Advisory Services Agreement dated as of September 25, 2008 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.25 to the Company’s Report on Form 10-K dated September 28, 2009 and incorporated herein by reference.

10.20*	Retirement Allowance Plan for Representative Directors and Directors of Baldwin-Japan Ltd. Filed as Exhibit 10.75 to the Company’s Report on Form 10-Q dated February 10, 2006 and incorporated herein by reference.

10.21	Credit Agreement dated as of November 21, 2006 by and among Baldwin Technology Company, Inc., Mainsee 431. VV GmbH (renamed Baldwin Germany Holding GmbH), Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH, as Borrowers, the various lenders party thereto as Lenders and LaSalle Bank National Association, as Administrative Agent and Arranger. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated November 28, 2006 and incorporated herein by reference.

10.22	Line of Credit Contract in the amount of EUR 5,000,000.00 (five million euro) between Baden-Württembergische Bank (as Lender) and Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH, as joint Borrowers, dated April 18, 2007. Translation filed as Exhibit 10.23 to the Company’s Report on Form 10-K dated as of September 28, 2007 and incorporated herein by reference.

10.23	Waiver, Consent and Amendment No. 3 to Credit Agreement by and among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH, as Borrowers, various lenders party thereto as Lenders, and LaSalle Bank National Association, as Administrative Agent and Lender, dated and effective as of January 3, 2008. Filed as Exhibit 10.24 to the Company’s Report on Form 10-Q dated February 14, 2008 and incorporated herein by reference.

10.24	Modification and Limited Waiver Agreement dated as of March 31, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.33 to the Company’s Report on Form 8-K dated April 6, 2009 and incorporated herein by reference.

10.25	Amended and Restated Modification and Limited Waiver Agreement dated as of May 15, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.34 to the Company’s Report on Form 10-Q dated May 15, 2009 and incorporated herein by reference.

10.26	Waiver and Amendment No. 5 to Credit Agreement dated as of July 31, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent and the other Lenders party thereto. Filed as Exhibit 10.33 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

10.27*	Employment Agreement effective July 1, 2009 between Baldwin Germany GmbH and Dr. Steffen Weisser. Filed as Exhibit 10.34 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

10.28*	Employment Agreement effective July 1, 2009 between Baldwin Jimek AB and Peter Hultberg. Filed as Exhibit 10.35 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

10.29	Waiver and Amendment No. 6 to Credit Agreement dated as of May 12, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q dated May 17, 2010 and incorporated herein by reference.

10.30	Waiver and Amendment No. 7 to Credit Agreement dated as of June 9, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated June 14, 2010 and incorporated herein by reference.

10.31	Stock Purchase Agreement by and between Nordson Corporation and Baldwin Technology Company, Inc. and Baldwin Americas Corporation and Baldwin Europe Consolidated BV dated June 9, 2010. Filed as an Exhibit to the Company’s Report on Form 10-K dated September 28, 2010 and incorporated herein by reference.

10.32*	Amended and Restated Employment Agreement dated June 19, 2010 between Baldwin Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated June 24, 2010 and incorporated herein by reference.

10.33*	Contract for Chairman of the Board between Baldwin Technology Company, Inc. and Gerald A. Nathe dated June 15, 2010. Filed as Exhibit 10.1 to Company’s Report on Form 8-K dated July 7, 2010 and incorporated herein by reference.

10.34	Advisory Agreement dated July 8, 2010 between Baldwin Technology Company, Inc. and OBX Partners LLC. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated July 14, 2010 and incorporated herein by reference.

10.35	Amendment No. 8 to Credit Agreement dated as of September 28, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto.

18.	Preferability Letter dated September 28, 2009 from Grant Thornton LLP, the Company’s registered independent accounting firm, filed as Exhibit 18 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

21.	List of Subsidiaries of Registrant. Filed as an Exhibit to the Company’s Report on Form 10-K dated September 28, 2010 and incorporated herein by reference.

23.	Consent of Grant Thornton LLP (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC. (Registrant)
By:	/s/ MARK T. BECKER
Mark. T. Becker
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 23, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD A. NATHE	Chairman of the Board	May 23, 2011
Gerald A. Nathe

/s/ MARK T. BECKER	President, Chief Executive Officer	May 23, 2011
Mark T. Becker	and a Director (Principal Executive Officer)

/s/ IVAN HABIBE	Vice President, Chief Financial	May 23, 2011
Ivan R. Habibe	Officer and Treasurer
(Principal Financial Officer)

/s/ LEON RICHARDS	Controller	May 23, 2011
Leon Richards	(Principal Accounting Officer)

/s/ PAUL J. GRISWOLD	Director	May 23, 2011
Paul J. Griswold

/s/ ROLF BERGSTROM	Director	May 23, 2011
Rolf Bergstrom

/s/ SAMUEL B. FORTENBAUGH III	Director	May 23, 2011
Samuel B. Fortenbaugh III

/s/ RONALD B. SALVAGIO	Director	May 23, 2011
Ronald B. Salvagio

/s/ CLAES WARNANDER	Director	May 23, 2011
Claes Warnander

SCHEDULE II
BALDWIN TECHNOLOGY COMPANY, INC
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End of Fiscal
	of Fiscal Year	Expenses	Deduction	Acquired Balances	Year
Fiscal year ended June 30, 2010 Allowance for doubtful accounts (deducted from accounts receivable)	$1,698	$634	$1,354	$176	$1,154
Fiscal year ended June 30, 2009 Allowance for doubtful accounts (deducted from accounts receivable)	$1,180	$857	$339	$—	$1,698
Fiscal year ended June 30, 2008 Allowance for doubtful accounts (deducted from accounts receivable)	$1,876	$257	$953	$—	$1,180