Form 10-Q/A
period 2010-09-30
BALDWIN TECHNOLOGY CO INC
filed 2011-05-23
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
     Baldwin Technology Company, Inc. (the “Company”) originally filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 on November 15, 2010. The Company is filing this amendment on Form 10-Q/A to restate its consolidated financial statements and other financial information to properly account for certain revenue and costs related to the Company’s Japanese operations that had been improperly recognized and booked. Specifically, the improper revenue cut-off primarily affected the three months ended June 30, 2010 (Q4 of the fiscal year ended June 30, 2010), when revenue and related costs were recorded prematurely and the three months ended September 30, 2010 and the three and six month periods ended December 31, 2010 (Q1 and Q2 of fiscal year ended June 30, 2011) when such sales transactions were fulfilled and revenue earned. As illustrated in the table below, the correction of the above mentioned errors resulted in (i) reduction of net sales and operating income for the three months and year ended June 30, 2010 by $4,037 and $1,984, respectively, (ii) increase in net sales and decrease in operating loss for the three months ended September 30, 2010 by $3,382 and $1,674, respectively, (iii) increase of net sales and decrease of operating loss for the three months ended December 31, 2010 by $655 and $310, respectively, and (iv) increase in net sales and decrease of operating loss for the six months ended December 31, 2010 by $4,037 and $1,984, respectively.

	Fiscal Year 2010	Fiscal Year 2011
	(in thousands)	(in thousands)
	For the Year	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Net Sales
As previously reported	151,818	38,451	42,203	80,654
Correction for improper cutoff	(4,037)	3,382	655	4,037

Restated	147,781	41,833	42,858	84,691

Cost of Sales
As previously reported	106,682	27,638	29,764	57,402
Correction for improper cutoff	(2,053)	1,708	345	2,053

Restated	104,629	29,346	30,109	59,455

Operating income (loss)
As previously reported	7,514	(2,585)	(518)	(3,103)
Correction for improper cutoff	(1,984)	1,674	310	1,984

Restated	5,530	(911)	(208)	(1,119)

Net Income (loss)
As previously reported	5,028	(1,112)	(618)	(1,730)
Correction for improper cutoff	(1,151)	38	858	896

Restated	3,877	(1,074)	240	(834)

	Fiscal Year 2010	Fiscal Year 2011
	(in thousands)	(in thousands)
	For the Year	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Earnings per share
As previously reported	$0.32	(0.07)	(0.04)	(0.11)
Correction for improper cutoff	(0.07)	0	0.06	0.06

Restated	$0.25	(0.07)	0.02	(0.05)

     There was no impact to previously reported total cash flows from operations, investing or financing activities.
     Management determined certain financial amounts reflected in our originally filed Form 10-Q needed to be restated to reflect these adjustments. The amended items have been amended and restated in their entirety. Other than as described above, no other changes have been made to the original Form 10-Q.
     As a result of this restatement, we have revised Item 4 and have included new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as reflected in Exhibits 31.01, 31.02, 32.01 and 32.02.
     Except as set forth above, this Form 10-Q/A does not modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the filing date of the original Form 10-Q. While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q, except for certain exhibits. The disclosures in this amendment do not reflect events occurring after the date of the filing of the original Form 10-Q. Accordingly, this amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the originally filed Form 10-Q, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as in this amendment.

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Restated)	(Restated)
	September 30,	June 30,
	2010	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,891	$15,710
Accounts receivable trade, net of allowance for doubtful accounts of $1,283 ($1,154 at June 30, 2010)	28,915	22,303
Notes receivable, trade	2,321	2,328
Inventories	22,798	20,839
Deferred taxes, net	1,946	1,808
Prepaid expenses and other	4,254	4,453

Total current assets	74,125	67,441

MARKETABLE SECURITIES:
(Cost $843 at September 30, 2010 and $787 at June 30, 2010)	534	500

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,099	1,139
Machinery and equipment	8,042	7,932
Furniture and fixtures	5,641	4,804
Capital leases	109	95

	14,891	13,970
Less: Accumulated depreciation	(9,043)	(7,875)

Net property, plant and equipment	5,848	6,095

INTANGIBLES, less accumulated amortization of $11,253 ($10,572 at June 30, 2010)	11,520	11,099
GOODWILL, less accumulated amortization of $1,539 ($1,425 at June 30, 2010)	20,751	20,102
DEFERRED TAXES, NET	9,285	7,712
OTHER ASSETS	6,800	6,343

TOTAL ASSETS	$128,863	$119,292

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(Restated)	(Restated)
	September 30,	June 30,
	2010	2010
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Loans payable	$5,391	$4,525
Current portion of long-term debt	389	389
Accounts payable, trade	15,023	14,086
Notes payable, trade	5,688	4,850
Accrued salaries, commissions, bonus and profit-sharing	4,054	3,702
Customer deposits	1,453	1,755
Accrued and withheld taxes	938	1,155
Income taxes payable	1,942	1,019
Other accounts payable and accrued liabilities	9,316	8,720

Total current liabilities	44,194	40,201

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	17,877	16,066
Other long-term liabilities	13,040	12,427

Total long-term liabilities	30,917	28,493

Total liabilities	75,111	68,694

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par, 45,000,000 shares authorized, 14,480,587 shares issued at September 30, 2010 and 14,471,363 shares issued at June 30, 2010	145	145
Class B Common Stock, $0.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at September 30, 2010 and 1,092,555 shares issued at June 30, 2010	11	11
Capital contributed in excess of par value	48,316	48,098
Accumulated earnings	945	2,019
Accumulated other comprehensive income	4,335	325

Total shareholders’ equity	53,752	50,598

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$128,863	$119,292

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the three months
	ended September 30,
	(Restated)
	2010	2009

Net Sales	$41,833	$36,174
Cost of goods sold	29,346	25,754

Gross Profit	12,487	10,420

Operating Expenses:
General and administrative	6,152	5,635
Selling	3,639	3,324
Engineering and development	3,415	3,071
Restructuring	192	—

Total operating expenses	13,398	12,030
Legal settlement gain	—	9,266

Operating (loss) income	(911)	7,656

Other (income) expense:
Interest, net	540	1,715
Other expense, net	172	176

	712	1,891

(Loss) income before income taxes	(1,623)	5,765
(Benefit) provision for income taxes	(549)	1,867

Net (loss) income	$(1,074)	$3,898

Net (loss) income per share — basic and diluted:
(Loss) income per share — basic	$(0.07)	$0.25

(Loss) income per share — diluted	$(0.07)	$0.25

Weighted average shares outstanding:
Basic	15,568	15,380

Diluted	15,568	15,427

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

										Comprehensive
					Capital		Accumulated			Income for the
	Class A		Class B		Contributed		Other			Three Months ended
	Common Stock		Common Stock		in Excess of	Accumulated	Comprehensive	Treasury Stock		September 30,
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	2010	2009
Balance at June 30, 2010	14,471,363	$145	1,092,555	$11	$48,098	$2,019	$325	0	0

Net loss for the three months ended September 30, 2010 (restated)						(1,074)				$(1,074)	$3,898
Translation adjustment							3,932			3,932	3,042
Unrealized loss on available-for-sale securities, net of tax							(14)			(14)	(23)
Recognition of pension funded status, net of tax							92			92	172
Comprehensive income (restated)

Amortization of stock based compensation					228					$2,936	$7,089

Shares surrendered as payment of tax withholding								(7,442)	(10)
Retirement of treasury stock	(7,442)				(10)			7,442	10
Shares issued under stock option plan	16,666

Balance at September 30, 2010 (restated)	14,480,587	$145	1,092,555	$11	$48,316	$945	$4,335	0	0

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended
	September 30,
	(Restated)
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,074)	$3,898
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	664	659
Accrued retirement pay	(33)	(157)
Legal settlement gain	—	(9,266)
Deferred financing charge	118	1,183
Provision for losses on accounts receivable	64	190
Restructuring charges	192	—
Stock compensation costs	228	249
Non-cash deferred compensation charges	878	—
Deferred income taxes	(1,649)	115
Loss on disposal of fixed assets	80	—
Changes in assets and liabilities:
Accounts and notes receivable, trade	(4,537)	905
Inventories	50	393
Prepaid expenses and other	514	7
Other assets	564	109
Customer deposits	(399)	1,017
Accrued compensation	(238)	(724)
Payments of restructuring charges	(161)	(1,009)
Accounts and notes payable, trade	265	86
Income taxes payable	752	1,896
Accrued and withheld taxes	(126)	(89)
Other accounts payable and accrued liabilities	(376)	(682)

Net cash used in operating activities	(4,224)	(1,220)

Cash flows from investing activities:
Additions of property, plant and equipment	(67)	(121)
Additions of patents and trademarks	(189)	(52)

Net cash used in investing activities	(256)	(173)

Cash flows from financing activities:
Long-term and short-term debt borrowings	2,184	—
Long-term and short-term debt repayments	—	(863)
Principal payments under capital lease obligations	(29)	(37)
Payment of debt financing costs	(220)	(565)
Other long-term liabilities	27	30

Net cash provided by (used in) financing activities	1,962	(1,435)

Effects of exchange rate changes	699	755

Net decrease in cash and cash equivalents	(1,819)	(2,073)
Cash and cash equivalents at beginning of period	15,710	13,806

Cash and cash equivalents at end of period	$13,891	$11,733

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
     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary to present fairly the financial position and the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s latest Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2010.
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
Note 3 — Restatement of Consolidated Financial Statements
     Background of the Restatements
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
     On May 10, 2011, the Company announced that, as a result of the investigation, previously issued consolidated financial statements for the fiscal year 2010 included in the Company’s Form 10-K and for the fiscal quarters ended September 30, 2010 and December 31, 2010, should no longer be relied upon.
     Impact of Restatement
     The effects of the restatement on the consolidated statement of operations for the quarter ended September 30, 2010 are summarized in the following table:

	Previously
	Reported	Adjustment	Restated
	(in thousands)
Net Sales	$38,451	$3,382	$41,833
Cost of goods sold	27,638	1,708	29,346
Gross profit	10,813	1,674	12,487
Operating (loss) income	(2,585)	1,674	(911)
Income (loss) from operations before tax	(3,297)	1,674	(1,623)
(Benefit) provision for income taxes	(2,185)	1,636	(549)
Net (loss) income	(1,112)	38	(1,074)
Basic and diluted net (loss) income per share	$(0.07)	$0.00	$(0.07)
     The effects of the restatement on the consolidated balance sheet at September 30, 2010 are summarized in the following table:

	Previously
	Reported	Adjustment	Restated
	(in thousands)
Accounts receivable trade, net	$29,570	$(655)	$28,915
Total current assets	74,780	(655)	74,125
Deferred taxes, net	10,088	(803)	9,285
Total assets	130,321	(1,458)	128,863
Accounts payable, trade	15,368	(345)	15,023
Total current liabilities	44,539	(345)	44,194
Total liabilities	75,456	(345)	75,111
Accumulated earnings	2,058	(1,113)	945
Total shareholder’s equity	54,865	(1,113)	53,752
Total liabilities and shareholder’s equity	130,321	(1,458)	128,863
There was no impact to previously reported total cash flows from operations, investing or financing activities.
As a result of the restatement, the Company failed to meet the Currency Adjusted Net Sales covenant contained in its Credit Agreement during the quarter ended September 30, 2010. The Company and its lenders entered into Waiver and Amendment No. 10 as of May 16, 2011 (see footnote 4).

Note 4 — Long Term Debt:

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
     As a result of the required restatements of the Company’s financial results for the periods ended June 30, 2010, September 30, 2010 and December 31, 2010 the Company was not in compliance with the financial covenants contained in its Credit Agreement. Specifically, as a result of the restatement, at June 30, 2010, the Company failed to meet the established June 30, 2010 financial targets for minimum EBITDA and Currency Adjusted Net Sales. Additionally, as a result of the restatement, during the quarter ended September 30, 2010, the Company failed to meet the established target for Currency Adjusted Net Sales for the consecutive three-month periods ended July 31, 2010 and August 30, 2010.

     In addition, the Company has reported that it did not meet the minimum EBITDA covenant for the period ended March 31, 2011 and did not meet the Currency Adjusted Net Sales target for the three-month consecutive months ended April 30, 2011.
     On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with Bank of America. Amendment No. 1 equal to provided for a waiver by the lenders of the Company’s failure to meet the applicable minimum EBITDA and Currency Adjusted Net Sales for all periods noted above. Under the terms of Amendment No. 10, the Company provided the Lenders Warrants with a term of ten years to purchase 372,374 shares of the Company’s Class A common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after May 16, 2013 to request a cash settlement the equal to then fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment No. 10 also sets new covenants for Currency Adjusted Net Sales, establishes minimum EBITDA levels, adjusts interest rate provisions, approves the disposition of the assets of the Company’s food blends discontinued operations and establishes certain milestones regarding refinancing the amounts owed under the Credit Agreement.
     The Company incurred cost of approximately $777 ($222 in cash and $555 associated with aforementioned issuance of warrants) for the May 16, 2011 Amendment. These costs, together with legacy deferred financing costs, aggregating approximately $1,344 will be amortized over the remaining term of the amended Agreement.
     The warrants were valued based on the Company’s stock price at May 12, 2011 and will be presented as a liability under other long-term liabilities. The value of the warrants will mark to market at the end of each reporting period and the change in value will be recorded as interest expense.

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
Note 5 — Net income (loss) per share:
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

Note 6 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	September 30, 2010	June 30, 2010
	(in thousands)
Cumulative translation adjustments	$5,416	$1,484
Unrealized gain on investments, net of tax benefit of $131 (benefit of $121 at June 30, 2010)	(180)	(166)
Pension and other, net of tax benefit of $718 (benefit of $768 at June 30, 2010)	(901)	(993)

	$4,335	$325

Note 7 — Inventories:
     Inventories consist of the following:

	September 30, 2010	June 30, 2010
	(in thousands)

Raw materials	$12,957	$11,574
In process	4,578	4,528
Finished goods	5,263	4,737

	$22,798	$20,839

     Foreign currency translation effects increased inventories by $1,763 from June 30, 2010 to September 30, 2010.

Note 8 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the three months ended September 30, 2010 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of June 30, 2010	$21,527	$1,425	$20,102
Effects of currency translation	763	114	649

Balance as of September 30, 2010	$22,290	$1,539	$20,751

     Intangible assets subject to amortization were comprised of the following:

		As of September 30, 2010		As of June 30, 2010
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and trademarks	12-20	$11,719	$7,409	$11,372	$7,155
Customer relationships	2-13	1,095	236	1,066	204
Trademarks	30	1,479	190	1,368	163
Existing product technology	15	6,044	1,292	5,605	1,135
Non-compete/solicitation agreements	5	98	73	95	67
Other	5-30	2,338	2,053	2,165	1,848

Total		$22,773	$11,253	$21,671	$10,572

     Amortization expense associated with these intangible assets was $348 and $321, respectively, for the three months ended September 30, 2010 and 2009.
Note 9 —Supplemental Compensation:
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

Note 10 — Customers:
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
Note 11 — Warranty Costs:
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

Note 12 — Share Based Payments:
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
Note 13 — Restructuring:
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

Note 14 — Legal Proceedings:
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
Note 16 — Fair Value Measurements:
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
     At September 30, 2010, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provision and valued as Level 1 are comprised of marketable securities and warrants. At September 30, 2010, the Company did not have any assets or liabilities at fair value on a recurring basis using significant unobservable inputs ( Level 3) in the Consolidated Financial Statements.
     There has been no change in the Company’s valuation technique during the quarter ended September 30, 2010.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)
     The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to comply with requirements of credit agreements; the availability of funding under such agreements; the ability to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions in the U.S. and other foreign locations, (iii) the ability to obtain, maintain and defend challenges against valid patent protection of certain technology, primarily as it relates to the Company’s cleaning systems, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K as amended for the fiscal year ended June 30, 2010, which should be read in conjunction herewith.
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K as amended for the fiscal year ended June 30, 2010. Other than the adoption of ASC Update No. 2009-13, “Revenue Recognition Topic 605: Multiple-Deliverable Revenue Arrangements, there have been no material changes during the three months ended September 30, 2010, which is discussed in Note 2 of the financial statements.
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
Highlights for Quarter Ended September 30, 2010
•	On June 30, 2010 the Company successfully completed the acquisition of Nordson UV, (“UV”) a manufacturer of ultraviolet curing systems, lamps and parts. Operating results of the acquired entities are included in the results of operations from the date of acquisition.

•	Revenues, increased 16%, versus the year ago comparable period.

•	Backlog of $32,443 at September 30, 2010 increased 4% versus backlog at June 30, 2010.

•	Order intake increased 18% versus the comparable year ago period.

•	In September 2010, the Company concluded an amendment to its credit agreement with its lenders covering the period through November 21, 2011, the term end of the agreement.
     See discussion below related to consolidated results of operations, liquidity and capital resources.
Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009
Consolidated Results
Net Sales
     Net sales for the three months ended September 30, 2010 increased by $5,659 or 16%, to $41,833 from $36,174 for the three months ended September 30, 2009. Currency rate fluctuations attributable to the Company’s overseas operations decreased net sales by $178 in the current period. The UV business acquisition contributed net sales of approximately $5,593 during the quarter ended September 30, 2010.
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
     In Asia, net sales increased approximately $3,682, including $964 of favorable effects from exchange rate fluctuations. The increase primarily reflects the delivery of several large newspaper equipment orders in Japan coupled with the impact from UV shipments and other increases of products sold in China and India.
     Net sales in the Americas increased $509, primarily reflecting additional sales from the UV business acquisition partially offset by lower volume in the blending and packaging services market.
Gross Profit
     Gross profit for the three months ended September 30, 2010 was $12,487 (29.8% of net sales) compared to $10,420 (28.8% of net sales) for the three months ended September 30, 2009. Currency rate fluctuations decreased gross profit by $136. The increase in gross profit primarily relates to the additional sales volume and higher gross margin associated with the UV business. Partially offsetting these increases were continued pricing pressure from OEM and end users and unfavorable overhead absorption related to reduced volumes.
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

Income Taxes
     The Company recorded an income tax benefit of $549 for the three months ended September 30, 2010, (an effective rate of 33.8%). The effective rate is impacted by the distribution of the Company’s earnings and losses in the various jurisdictions in which it operates. In fiscal year 2010 the Company recorded an income tax expense of $1,867 (an effective rate of 45.2%) for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2009 differed from the statutory rate due to: (a) foreign income being taxed at rates different than the U.S. statutory rate, (b) no benefit being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, and (c) the impact of foreign and domestic permanent items. The Company continues to assess the need for deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance, either positive or negative, would be recorded in the income statement of the period during which the adjustments were determined to be required.
Net (Loss) Income
     The Company’s net loss amounted to $1,074 for the three months ended September 30, 2010, compared to net income of $3,898 for the three months ended September 30, 2009. Net loss per share amounted to $0.07 basic and diluted for the three months ended September 30, 2010 and compared to net income per share of $0.25 basic and diluted for the three months ended September 30, 2009.
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

	For the three months ended
	September 30,
	(Restated)
	2010	2009
	(in thousands)
Net income (loss) as reported	$(1,074)	$3,898
(Benefit) provision for income taxes	(549)	1,867
Interest expense, net	540	1,715
Depreciation and amortization	664	659

EBITDA	$(419)	$8,139

Expenses related to inventory step up	243	—
Expenses related to Pres/CEO termination	878	—
Restructuring	192	—
Legal settlement gain	—	(9,266)
Internal control investigation costs	—	911

Adjusted EBITDA	$894	$(216)

Liquidity and Capital Resources at September 30, 2010
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows:

Cash provided by (used in):	2010	2009
Operating activities	$(4,224)	$(1,220)
Investing activities	(256)	(173)
Financing activities	1,962	(1,435)
Effect of exchange rate changes on cash	699	755

Net decrease in cash and cash equivalents	$(1,819)	$(2,073)

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
     As a result of the required restatements of the Company’s financial results for the periods ended June 30, 2010, September 30, 2010 and December 31, 2010 the Company was not in compliance with the financial covenants contained in its Credit Agreement. Specifically, as a result of the restatement, at June 30, 2010, the Company failed to meet the established June 30, 2010 targets for minimum EBITDA and currency Adjusted Net Sales. Additionally, as a result of the restatement, during the quarter ended September 30, 2010, the Company failed to meet the established target for Currency Adjusted Net Sales for the consecutive three-month periods ended July 31, 2010 and August 30, 2010.
     In addition, the Company has reported that it did not meet the minimum EBITDA covenant for the period ended March 31, 2011 and did not meet the Currency Adjusted Net Sales target for the three-month consecutive months ended April 30, 2011.

     On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with Bank of America. The Amendment provided for a waiver by the lenders of the Company’s failure to meet the applicable minimum EBITDA and Currency Adjusted Net Sales for all periods noted above. Under the terms of Amendment No. 10, the Company provided the Lenders Warrants with a term of ten years to purchase 372,374 shares of the Company’s Class A common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after May 16, 2013 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment No. 10 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels, adjusts interest rate provisions, approves the liquidation of the assets of the food blends discontinued operations and establishes certain milestones regarding refinancing the amounts owed under the Credit Agreement.
     The Company incurred costs of approximately $777 ($222 in cash, $555 associated with aforementioned issuance of warrants) for the May 16, 2011 Amendment. These costs, together with legacy deferred financing costs, aggregating approximately $1,344 will be amortized over the remaining term of the amended Agreement.
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
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K as amended for the fiscal year ended June 30, 2010. There have been no material changes during the three months ended September 30, 2010.

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
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Previously, based upon that evaluation, our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. However, as a result of the restatement of the financial statements, disclosed in the Current Report on Form 8-K dated May 10, 2011, and in the Annual Report on Form 10-K/A and the material weaknesses which are described below, our Chief Executive Officer and current Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.
     Material Weakness Identified in the Company’s operations in Japan. In late February 2011, allegations surfaced that profits had been manipulated at the Company’s Japanese subsidiary. The Audit Committee of the Board of Directors oversaw an internal investigation consisting of extensive employee interviews and audit procedures to review the allegations. The investigation identified the premature recognition of revenue and related costs primarily during the quarter ended June 30, 2010 as well as the inappropriate deferral and subsequent recognition of expenses during the quarters of 2009 and 2010, which had no impact on full year fiscal 2009 and were not material in 2010. These irregularities occurred as a result of management override and intentional circumvention of established revenue recognition, purchase and expense policies and related internal controls at the Company’s Japanese subsidiary. Specifically, existing policies and controls were violated, as revenue was recorded prior to shipments of goods or completion of installation services and related costs were recorded prior to receipt of materials and components. This intentional circumvention of internal controls was apparently intended to achieve sales and earnings forecasts previously submitted by the Japanese subsidiary to corporate senior management, although such forecasts were not met. The investigation also revealed that no individual appeared to personally benefit from these irregularities. This circumvention of controls was the result of a material weakness in the control environment at the Japan operation.
     Since August 2010, which is before the identification of the irregularities in Japan, the Company has made significant senior level and other management changes and other organizational changes. In August 2010, the former president of the Company’s Japanese operations left the Company. In October 2010, the Company hired a new Chief Executive Officer. In December 2010, under the leadership of the new CEO, the Company made significant organizational changes including transforming the Company from a country-based group of silo organizations, with local management and local focus, to a globally integrated organization with multiple leaders having global responsibility managing the Company’s business units with improved reporting and personal accountabilities. Additionally, in March 2011, the Company hired a new President for its Japanese subsidiary and in April 2011, the Company hired a new Chief Financial Officer. We believe that these senior management and organizational changes will contribute significantly to remediating the issues with management override and circumvention of internal controls at the Japanese facility.
     Additionally, as a result of the violations of Company policy and circumvention of internal controls at its Japanese facility, the Company will:
•	Take appropriate disciplinary actions against employees in Japan who were involved in the irregularities.

•	Conduct updated training with respect to Baldwin’s Code of Conduct and Business Ethics policy and require annual written confirmation from each employee of their understanding and adherence to this policy.

•	Improve the communication surrounding and encourage the use of the Company’s whistleblower program to insure that any issues, such as those that led to the material weaknesses are reported in a more timely fashion.

•	Implement a quarterly process for management of the individual subsidiaries to review and validate the appropriateness of revenue recognition with corporate management.

•	Conduct additional training on the revenue recognition and purchase processes at all subsidiaries to ensure that expectations are fully communicated and understood throughout the Company.
     Changes in Internal Control Over Financial Reporting:
     Except as noted above, during the quarter ended September 30, 2010, the Company has not made any changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with the Company’s business. These efforts may lead to various changes in its internal control over reporting.

Part II: Other Information

ITEM 1A.	Risk Factors
     The following is an update to Item 1A — Risk Factors contained in the Company’s Annual Report on Form 10-K as amended for its Fiscal Year ended June 30, 2010. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K as amended.
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

ITEM 6.	Exhibits
10.1	Advisory Agreement dated July 8, 2010 between Baldwin Technology Company, Inc. and OBX Partners LLC, filed as Exhibit 10.1 to current report on form 8-K filed on July 14, 2010 and incorporated herein by reference.

10.2	Amendment No. 8 to Credit Agreement dated as of September 28, 2010 among Baldwin Technology company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.35 to the company annual report on Form 10-K dated September 28, 2010 and incorporated herein by reference.

10.3	Amendment No. 9 to Credit Agreement dated as of September 29, 2010 among Baldwin Technology company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as Lender and as Administrative Agent, and the other Lenders party thereto. (filed as Exhibit 10.3 to the Company’s Form 10-Q dated November 15, 2010 and incorporated herein by reference).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

99.1	Company Press Release entitled “Baldwin Announces Results for First Quarter FY 2011” dated November 11, 2010 (filed as Exhibit 99.1 to the Company’s Form 10-Q dated November 15, 2010 and incorporated herein by reference).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
BY	/s/ Ivan Habibe
Ivan Habibe
Vice President, Chief Financial Officer and Treasurer

Dated: May 23, 2011