Form 10-Q/A
period 2010-12-31
BALDWIN TECHNOLOGY CO INC
filed 2011-05-23
CIK 805792

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2011
Class A Common Stock ($0.01 par value)	14,542,331
Class B Common Stock ($0.01 par value)	1,092,555

EXPLANATORY NOTE
     Baldwin Technology Company, Inc. (the “Company”) originally filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 on February 14, 2011. The Company is filing this amendment on Form 10-Q/A to restate its consolidated financial statements and other financial information to properly account for certain revenue and costs related to the Company’s Japanese operations that had been improperly recognized and booked. Specifically, the improper revenue cut-off primarily affected the three months ended June 30, 2010 (Q4 in the fiscal year ended June 30, 2010), when revenue and related costs were recorded prematurely and the three months ended September 30, 2010 and the three and six month periods ended December 31, 2010 (Q1 and Q2 of fiscal year ended June 30, 2011) when such sales transactions were fulfilled and revenue earned. As illustrated in the table below, the correction of the above mentioned errors resulted for (i) reduction of net sales and operating income for the three months and year ended June 30, 2010 by $4,037 and $1,984, respectively, (ii) increase in net sales and decrease in operating loss in the three months ended September 30, 2010 by $3,382 and $1,674, respectively, (iii) increase of net sales and decrease of operating loss for the three months ended December 31, 2010 by $655 and $310, respectively, and (iv) increase in net sales and decrease of operating loss for the six months ended December 31, 2010 by $4,037 and $1,984, respectively.

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
     As a result of this restatement, we have revised Item 4 and have included new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as reflected in Exhibits 31.01, 31.02, 32.01 and 32.02.
     Except as set forth above, this Form 10-Q /A does not modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the filing date of the original Form 10-Q. While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q, except for certain exhibits. The disclosures in this amendment do not reflect events occurring after the filing of the original Form 10-Q. Accordingly, this amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the originally filed Form 10-Q, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as in this amendment.

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	(Restated)	(Restated)
	December 31,	June 30,
	2010	2010
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$15,554	$15,710
Accounts receivable trade, net of allowance for doubtful accounts of $1,299 ($1,154 at June 30, 2010)	28,299	22,303
Notes receivable, trade	3,337	2,328
Inventories, net	21,379	20,839
Deferred taxes, net	1,936	1,808
Prepaid expenses and other	3,967	4,453

Total current assets	74,472	67,441

MARKETABLE SECURITIES:
(Cost $879 at December 31, 2010 and $787 at June 30, 2010)	622	500

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,103	1,139
Machinery and equipment	8,218	7,932
Furniture and fixtures	5,625	4,804
Capital leases	100	95

	15,046	13,970
Less: Accumulated depreciation	(9,397)	(7,875)

Net property, plant and equipment	5,649	6,095

INTANGIBLES, less accumulated amortization of $11,522 ($10,572 at June 30, 2010)	11,206	11,099
GOODWILL, less accumulated amortization of $1,545 ($1,425 at June 30, 2010)	20,748	20,102
DEFERRED TAXES, NET	9,391	7,712
OTHER ASSETS	5,732	6,343

TOTAL ASSETS	$127,820	$119,292

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Restated)	(Restated)
	December 31,	June 30,
	2010	2010
CURRENT LIABILITIES:	(unaudited)
Loans payable	$6,156	$4,525
Current portion of long-term debt	16,095	389
Accounts payable, trade	14,100	14,086
Notes payable, trade	6,180	4,850
Accrued salaries, commissions, bonus and profit-sharing	3,716	3,702
Customer deposits	1,155	1,755
Accrued and withheld taxes	989	1,155
Income taxes payable	1,794	1,019
Other accounts payable and accrued liabilities	8,726	8,720

Total current liabilities	58,911	40,201

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	2,132	16,066
Other long-term liabilities	12,070	12,427

Total long-term liabilities	14,202	28,493

Total liabilities	73,113	68,694

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par, 45,000,000 shares authorized, 14,542,331 shares issued at December 31, 2010 and 14,471,363 shares issued at June 30, 2010	145	145
Class B Common Stock, $0.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at December 31, 2010 and 1,092,555 shares issued at June 30, 2010	11	11
Capital contributed in excess of par value	48,562	48,098
Accumulated earnings	1,185	2,019
Accumulated other comprehensive income	4,804	325

Total shareholders’ equity	54,707	50,598

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,820	$119,292

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	(Restated)		(Restated)
	2010	2009	2010	2009

Net Sales	$42,858	$38,751	$84,691	$74,925
Cost of goods sold	30,109	27,093	59,455	52,847

Gross Profit	12,749	11,658	25,236	22,078

Operating Expenses:
General and administrative	4,903	4,605	11,055	10,240
Selling	3,916	3,443	7,555	6,767
Engineering and development	3,683	3,503	7,098	6,574
Restructuring	455	—	647	—

Total operating expenses	12,957	11,551	26,355	23,581

Legal settlement gain	—	—	—	9,266

Operating (loss) income	(208)	107	(1,119)	7,763

Other (income) expense:
Interest expense, net	495	485	1,035	2,200
Other (income) expense, net	(24)	26	148	202

	471	511	1,183	2,402

(Loss) income before income taxes	(679)	(404)	(2,302)	5,361
(Benefit) provision for income taxes	(919)	12	(1,468)	1,879

Net (loss) income	$240	$(416)	$(834)	$3,482

Net (loss) income per share — basic and diluted
(Loss) income per share — basic	$0.02	$(0.03)	$(0.05)	$0.23
(Loss) income per share — diluted	$0.02	$(0.03)	$(0.05)	$0.23

Weighted average shares outstanding:
Basic	15,604	15,461	15,586	15,421

Diluted	15,981	15,461	15,586	15,472

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital		Accumulated			Comprehensive Income for
	Class A		Class B		Contributed		Other			the Six Months ended
	Common Stock		Common Stock		in Excess of	Accumulated	Comprehensive	Treasury Stock		December 31,
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Shares	Amount	2010	2009
Balance at June 30, 2010	14,471,363	$145	1,092,555	$11	$48,098	$2,019	$325	0	0

Net loss for the six months ended December 31, 2010 (restated)						(834)				$(834)	$3,482
Translation adjustment							4,284			4,284	761
Unrealized loss on available-for-sale securities, net of tax							17			17	(52)
Recognition of pension funded status, net of tax							178			178	233
Comprehensive Income (restated)

Amortization of stock based compensation					501					$3,645	$4,424

Shares surrendered as payment of tax withholding								(29,270)	(37)
Retirement of treasury stock	(29,270)				(37)			29,270	37
Shares issued under stock option plan	100,238

Balance at December 31, 2010 (restated)	14,542,331	$145	1,092,555	$11	$48,562	$1,185	$4,804	0	0

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended
	December 31,
	(Restated)
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(834)	$3,482
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,450	1,331
Legal settlement gain	—	(9,266)
Deferred financing charge	118	1,183
Proceeds from legal settlement	—	9,560
Provision for losses on accounts receivable	346	404
Restructuring charges	647	—
Stock compensation costs	501	448
Non-cash deferred compensation charges	871	—
Deferred income taxes	(1,663)	(68)
Loss on disposal of fixed assets	80	—
Changes in assets and liabilities:
Accounts and notes receivable, trade	(5,077)	2,918
Inventories	1,342	1,666
Prepaid expenses and other	801	664
Other assets	1,605	248
Customer deposits	(665)	1,764
Accrued compensation	(858)	(1,008)
Payments of restructuring charges	(534)	(1,621)
Accounts and notes payable, trade	(263)	(3,585)
Income taxes payable	182	1,890
Accrued and withheld taxes	(74)	(250)
Other accounts payable and accrued liabilities	(1,169)	(226)

Net cash (used in) provided by operating activities	(3,194)	9,534

Cash flows from investing activities:
Additions of property, plant and equipment	(186)	(227)
Additions of patents and trademarks	(240)	(93)

Net cash used in investing activities	(426)	(320)

Cash flows from financing activities:
Long-term and short-term debt borrowings	2,788	726
Long-term and short-term debt repayments	—	(9,209)
Repurchase of common stock	(37)	(45)
Principal payments under capital lease obligations	(59)	(81)
Payment of debt financing costs	(220)	(685)
Proceeds from stock option exercises	—	12
Other long-term liabilities	(46)	104

Net cash provided by (used in) financing activities	2,426	(9,178)

Effects of exchange rate changes	1,038	479

Net (decrease) increase in cash and cash equivalents	(156)	515
Cash and cash equivalents at beginning of period	15,710	13,806

Cash and cash equivalents at end of period	$15,554	$14,321

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
     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary to present fairly the financial position and the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s latest Annual Report on Form 10-K as amended for the fiscal year ended June 30, 2010.
     The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for any future period including the entire fiscal year ending June 30, 2011.
     On June 30, 2010 the Company successfully completed the acquisition of Nordson UV (“UV”), a manufacturer of ultraviolet curing systems, lamps and parts. Operating results of the acquired entities are included in the results of operations from the date of acquisition.
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
     Impact of Restatement
     The effects of the restatement on the consolidated statement of operations for the quarter ended December 31, 2010 are summarized in the following table:

	For the three months ended December 31, 2010			For the six months ended December 31, 2010
	Previously			Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(in thousands)			(in thousands)
Net Sales	$42,203	$655	$42,858	$80,654	$4,037	$84,691
Cost of goods sold	29,764	345	30,109	57,402	2,053	59,455
Gross profit	12,439	310	12,749	23,252	1,984	25,236
Operating (loss) income	(518)	310	(208)	(3,103)	1,984	(1,119)
Income (loss) from operations before tax	(989)	310	(679)	(4,286)	1,984	(2,302)
(Benefit) provision for income taxes	(371)	(548)	(919)	(2,556)	1,088	(1,468)
Net (loss) income	(618)	858	240	(1,730)	896	(834)
Basic and diluted net (loss) income per share	$(0.04)	$0.06	$0.02	$(0.11)	$0.06	$(0.05)
     The effects of the restatement on the consolidated balance sheet at December 31, 2010 are summarized in the following table:

	Previously
	Reported	Adjustment	Restated
	(in thousands)
Deferred taxes, net	$9,646	$(255)	$9,391
Total assets	128,075	(255)	127,820
Accumulated earnings	1,440	(255)	1,185
Total shareholder’s equity	54,962	(255)	54,707
Total liabilities and shareholder’s equity	128,075	(255)	127,820
     There was no impact to previously reported cash flows from operations, investing or financial activities. As a result of the restatement, the Company failed to meet the Currency Adjusted Net Sales covenant during the quarter ended December 31, 2010. The Company and its lenders entered into Waiver and Amendment No. 10 as of May 16, 2011 (see footnote 4).

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

     In addition, the Company has reported that it did not meet the minimum EBITDA covenant for the period ended March 31, 2011 and did not meet the Currency Adjusted Net Sales target for the three consecutive months ended April 30, 2011.
     On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with Bank of America. Amendment No. 10 provided for a waiver by the lenders of the Company’s failure to meet the applicable minimum EBITDA and Currency Adjusted Net Sales for all period noted above. Under the terms of Amendment No. 10, the Company provided the Lenders Warrants with a term of ten years to purchase 372,374 shares of the Company’s Class A common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after May 16, 2013 to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment No. 10 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels, adjusts interest rate provisions, approves the disposition of the assets of the Company’s food blends discontinued operations and establishes certain milestones regarding refinancing the loan.
     The Company incurred costs of approximately $777 ($222 in cash, $555 associated with aforementioned issuance of warrants) for the May 16, 2011 Amendment. These costs, together with legacy deferred financing costs, aggregating approximately $1,344 will be amortized over the remaining term of the amended Agreement.
     The warrants were valued based on the Company’s stock price at May 12, 2011 will be presented as a liability under other long-term liabilities. The value of the warrants will mark to market at the end of each reporting period and the change in value will recorded as interest expense.
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

Note 7 — Inventories:
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

Note 10 — Customers:
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

Note 12 — Share Based Payments:
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

Highlights for Six and Three Months Ended December 31, 2010
•	Revenues, as reported, increased 13% and 11% for the six and three months ended December 31, 2010, respectively, versus the year ago comparable periods.

•	For the six and three month periods ended December 31, 2010, order intake was up 23% and 28%, respectively, versus the comparable year ago periods.

•	On June 30, 2010 the Company successfully completed the acquisition of Nordson UV, (“UV”), a manufacturer of ultraviolet curing systems, lamps and parts. Operating results of the acquired entities are included in the results of operations from the date of acquisition.

•	In September 2010, the Company concluded an amendment to its Credit Agreement with its lenders covering the period through November 21, 2011, the end of the term of the Agreement.
     See discussion below related to consolidated results of operations, liquidity and capital resources.
Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009
Consolidated Results
Net Sales
     Net sales for the six months ended December 31, 2010 increased by $9,766 or 13%, to $84,691 from $74,925 for the six months ended December 31, 2009. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $85 in the current period.
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
     In Asia, net sales increased approximately $6,383, including $1,989 of favorable effects from exchange rate fluctuations. The increase primarily reflects the delivery of several large newspaper equipment orders in Japan coupled with the impact of UV shipments and other increases of products sold in China and India.
     Net sales in the Americas increased $2,224, primarily reflecting additional sales from the UV business acquisition partially offset by a lower volume in the blending and packaging services market.
Gross Profit
     Gross profit for the six months ended December 31, 2010 was $25,236 (29.8% of net sales) compared to $22,078 (29.50% of net sales) for the six months ended December 31, 2009, an increase of $3,158. Currency rate fluctuations had virtually no impact on gross profit in the current period. The increase in gross profit primarily relates to the additional sales volume and higher gross margins associated with the UV business. Partially offsetting these increases were continued pricing pressure from OEM and end users and unfavorable overhead absorption related to reduced volumes.
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
Income Taxes
     The Company recorded an income tax benefit of $1,468, for the six months ended December 31, 2010, compared to a provision of $1,879, for the six months ended December 31, 2009. The effective tax rate for fiscal 2010 of 63.8% differs from the U.S. statutory rate and reflects a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, (c) the impact of foreign and domestic permanent items, and (d) reversal of previously recorded reserves associated with unrecognized tax benefits (FIN 48 “Liabilities”) upon finalization of a German tax audit for years 2000-2004, of $777 and a reversal of a valuation allowance in the U.K.

     The effective tax rate for fiscal 2010, differs from the statutory rate and reflect (a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, and (c) the impact of foreign and domestic permanent items. The Company continues to assess the need for its deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowances would be recorded in the income statement for the periods that the adjustments were determined to be required.
Net Income
     The Company’s net loss was $834 for the six months ended December 31, 2010, compared to net income of $3,482 for the six months ended December 31, 2009. Net loss per basic and diluted share was $0.05 for the six months ended December 31, 2010, compared to net income of $0.23 per basic and diluted share for the six months ended December 31, 2009.
Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009
Consolidated Results
Net Sales
     Net sales for the three months ended December 31, 2010 increased $4,107 or 11%, to $42,858 from $38,751 for the three months ended December 31, 2009. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales $91. The UV business acquisition contributed net sales of approximately $4,064 during the quarter ended December 31, 2010.
     Net sales reflects decreased sales in Europe of $307, including $931 of unfavorable effects from exchange rate fluctuations. The decrease was attributable to the continued weakening of global demand for the Company’s equipment reflecting reduced order and sales activity for new printing equipment partially offset by the additional revenue from the UV business.
     In Asia, net sales increased $2,700, including $1,022 of favorable effects from exchange rate fluctuations. The increase reflects the impact from shipments of UV products and other increases in sales of products sold in China and India.
     Net Sales in the Americas increased $1,714, primarily reflecting additional sales of products acquired in the UV business acquisition partially offset by lower volume in the blending and packaging services market.
Gross Profit
     Gross profit for the three months ended December 31, 2010 was $12,749 (29.7% of net sales), compared to $11,658 (30.0% of net sales) for the three months ended December 31, 2009, an increase of $1,091 or 9%.The increase in gross profit primarily relates to the additional sales volume and higher gross margin associated with the UV business. Partially offsetting these increases were continued pricing pressure from OEM and end users and unfavorable overhead absorption related to reduced volumes.
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
Income Taxes
     The Company recorded an income tax benefit of $(919) on a loss before tax of $679 for the three months ended December 31, 2010, compared to a tax expense of $12 for the three months ended December 31, 2009 on a loss before tax of $404. The effective tax rate for the three months ended December 31, 2010 differs from the statutory rate and reflects a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, (c) the impact of foreign and domestic permanent items, and (d) the reversal of previously recorded reserves associated with unrecognized tax benefits (FIN 48 “Liabilities”) upon finalization of a German tax audit for years 2000-2004, of $777.
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
Net Income
     The Company’s net income was $240 for the three months ended December 31, 2010, compared to a net loss of $416 for the three months ended December 31, 2009. Net income per basic and diluted share amounted to $0.02 for the three months ended December 31, 2010, compared to $(0.03) per basic and diluted share for the three months ended December 31, 2009.
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

	For the three months		For the six months ended
	ended December 31,		December 31,
	(Restated)		(Restated)
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss) as reported	$240	$(416)	$(834)	$3,482
(Benefit) provision for income taxes	(919)	12	(1,468)	1,879
Interest expense, net	495	485	1,035	2,200
Depreciation and amortization	786	672	1,450	1,331

EBITDA	$602	$753	$(183)	$8,892

Expenses related to inventory step up	—	—	243	—
Expenses related to Pres/CEO termination	—	—	878	—
Restructuring	455	—	647	—
Legal settlement gain	—	—	—	(9,266)
Internal control investigation costs	—	—	—	911

Adjusted EBITDA	$1,057	$753	$1,951	$537

Liquidity and Capital Resources at December 31, 2010
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months ended December, 31
Cash provided by (used in):	2010	2009
Operating activities	$(3,194)	$9,534
Investing activities	(426)	(320)
Financing activities	2,426	(9,178)
Effect of exchange rate changes on cash	1,038	479

Net (decrease) increase in cash and cash equivalents	$(156)	$515

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
     On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with Bank of America. The Amendment provided for a waiver by the lenders of the Company’s failure to meet the applicable minimum EBITDA and Currency Adjusted Net Sales for all period noted above. Under the terms of Amendment No. 10, the Company provided the Lenders Warrants with a term of ten years to purchase 372,374 shares of the Company’s Class A common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after May 16, 2013 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment No. 10 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels, adjusts interest rate provisions, approves the disposition of the assets of the Company’s food blends discontinued operations and establishes certain milestones regarding refinancing the loan.
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
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Previously, based upon this evaluation, our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010. However, as a result of the restatement of the financial statements, disclosed in the Current Report on Form 8-K dated May 10, 2011, and in the Annual Report on Form 10-K/A and the material weaknesses which are described below, our Chief Executive Officer and current Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010.
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
     Additionally, as a result of the violations of Company policy and circumvention of internal controls at its Japanese subsidiary, the Company will:

•	Take appropriate disciplinary actions against employees in Japan who were involved in the irregularities.

•	Conduct updated training with respect to Baldwin’s Code of Conduct and Business Ethics policy and require annual written confirmation from each employee of their understanding and adherence to this policy.

•	Improve the communication surrounding, and encourage the use of, the Company’s whistleblower program to insure that any issues, such as those that led to the material weaknesses, are reported in a more timely manner.

•	Implement a quarterly process for management of the individual subsidiaries to review and validate the appropriateness of revenue recognition with corporate management.

•	Conduct additional training on the revenue recognition and purchase processes at all subsidiaries to ensure that expectations are fully communicated and understood throughout the Company.
     Changes in Internal Control Over Financial Reporting:
     Except as noted above, during the quarter ended December 31, 2010, the Company has not made any changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with the Company’s business. These efforts may lead to various changes in its internal control over reporting.
Part II: Other Information

ITEM 1A.	Risk Factors
     The following is an update to Item 1A — Risk Factors contained in the Company’s Annual Report on Form 10-K, as amended for its Fiscal Year ended June 30, 2010. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Form 10-K as amended.
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

ITEM 6. Exhibits
10.1	Termination Agreement between Baldwin Technology Company, Inc. and Karl S. Puehringer dated September 30, 2010, filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2010, and incorporated herein by reference.

10.2	Employment Agreement between Baldwin Technology Company, Inc. and Mark T. Becker dated January 5, 2011, filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.3	Plan Option Grant Certificate to Mark Becker, filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.4	Non-Plan Option Grant Certificate to Mark Becker, filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.5	Amendment to Employment Agreement between Baldwin Technology Company, Inc. and John P. Jordan dated January 3, 2011, filed as Exhibit 10.4 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.6	Amendment to Employment Agreement between Baldwin Jimek AB and Peter Hultberg dated January 3, 2011, filed as Exhibit 10.5 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.7	Amendment to Employment Agreement between Baldwin Germany GmbH and Steffen Weisser dated January 3, 2011, filed as Exhibit 10.6 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.8	Employment Agreement between Baldwin Jimek AB and Birger Hansson dated January 12, 2006, filed as Exhibit 10.7 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

10.9	Amendment to Employment Agreement between Baldwin Jimek AB and Birger Hansson dated January 3, 2011, filed as Exhibit 10.8 to the Company’s Report on Form 8-K dated January 10, 2011, and incorporated herein by reference.

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

99.1	Company Press Release entitled “Baldwin Announces Results for Second Quarter FY 2011” dated February 10, 2011 (filed as Exhibit 99.1 of the Company’s quarterly report dated February 14, 2010 and incorporated herein by reference).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
BY	/s/ Ivan Habibe
Ivan Habibe
Vice President, Chief Financial Officer and Treasurer

Dated: May 23, 2011