Form 10-Q
period 2011-03-31
BALDWIN TECHNOLOGY CO INC
filed 2011-05-23
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Class A Common Stock ($0.01 par value)	14,564,331
Class B Common Stock ($0.01 par value)	1,092,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	March 31,	June 30,
	2011	2010
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,938	$15,710
Accounts receivable trade, net of allowance for doubtful accounts of $1,272 ($1,154 at June 30, 2010)	27,076	22,042
Notes receivable, trade	2,893	2,328
Inventories, net	23,491	20,237
Deferred taxes, net	1,778	1,778
Prepaid expenses and other	4,890	4,365
Assets of discontinued operations	1,021	981

Total current assets	75,087	67,441

MARKETABLE SECURITIES:
(Cost $867 at March 31, 2011 and $787 at June 30, 2010)	546	500

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,179	1,139
Machinery and equipment	6,808	6,212
Furniture and fixtures	5,282	4,316
Capital leases	108	95

	13,377	11,762
Less: Accumulated depreciation	(8,605)	(6,393)

Net property, plant and equipment	4,772	5,369

INTANGIBLES, less accumulated amortization of $11,802 ($10,400 at June 30, 2010)	10,823	10,707
GOODWILL, less accumulated amortization of $1,574 ($1,425 at June 30, 2010)	19,717	18,753
DEFERRED TAXES, NET	9,816	7,712
Other assets	5,792	6,335
Assets of discontinued operations	—	2,475

TOTAL ASSETS	$126,553	$119,292

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	June 30,
	2011	2010
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$6,010	$4,525
Current portion of long-term debt	16,215	389
Accounts payable, trade	15,759	13,536
Notes payable, trade	4,820	4,850
Accrued salaries, commissions, bonus and profit-sharing	4,153	3,626
Customer deposits	2,595	1,747
Accrued and withheld taxes	1,501	1,155
Income taxes payable	716	1,019
Other accounts payable and accrued liabilities	10,130	8,501
Liabilities of discontinued operations	1,214	853

Total current liabilities	63,113	40,201

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	2,132	16,066
Other long-term liabilities	9,862	12,427

Total long-term liabilities	11,994	28,493

Total liabilities	75,107	68,694

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par, 45,000,000 shares authorized, 14,564,331 shares issued at March 31, 2011 and 14,471,363 shares issued at June 30, 2010	146	145
Class B Common Stock, $0.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at March 31, 2011 and at June 30, 2010	11	11
Capital contributed in excess of par value	48,629	48,098
Accumulated earnings	(3,379)	2,019
Accumulated other comprehensive income	6,039	325

Total shareholders’ equity	51,446	50,598

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$126,553	$119,292

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales	$36,443	$36,977	$117,705	$107,195
Cost of goods sold	25,972	25,722	82,251	74,910

Gross profit	10,471	11,255	35,454	32,285

Operating expenses:
General and administrative	4,884	4,160	15,523	13,902
Selling	3,412	3,180	10,815	9,828
Engineering and development	3,624	3,402	10,722	9,976
Restructuring	2,114	—	2,722	—

Total operating expenses	14,034	10,742	39,782	33,706

Legal settlement income, net of expenses	—	—	—	9,266

Operating (loss) income	(3,563)	513	(4,328)	7,845

Other (income) expense:
Interest expense, net	656	426	1,691	2,626
Other (income) expense, net	50	66	197	267

	706	492	1,888	2,893

Income (loss) from continuing operations before income taxes	(4,269)	21	(6,216)	4,952
Provision (benefit) for income taxes	(1,392)	(4)	(2,740)	1,745

Income (loss) from continuing operations	(2,877)	25	(3,476)	3,207

Discontinued operations, net of tax
Income (loss) from discontinued operations	(1,688)	108	(1,922)	408

Net income (loss)	(4,565)	133	(5,398)	3,615

Basic:
Income (loss) per share from continuing operations	$(0.18)	$0.00	$(0.22)	$0.21
Income (loss) per share from discontinuing operations	$(0.11)	$0.01	$(0.12)	$0.02

Net Income (loss) per share	$(0.29)	$0.01	$(0.34)	$0.23

Diluted:
Income (loss) per share from continuing operations	$(0.18)	$0.00	$(0.22)	$0.21
Income (loss) per share from discontinuing operations	$(0.11)	$0.01	$(0.12)	$0.02

Net Income (loss) per share	$(0.29)	$0.01	$(0.34)	$0.23

Weighted average shares outstanding:
Basic	15,640	15,526	15,604	15,455

Diluted	15,640	15,562	15,604	15,502

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

					Capital	Accumu-	Accumulated
	Class A		Class B		Contributed in	lated	Other			Comprehensive Income (Loss) for the
	Common Stock		Common Stock		Excess	Earnings/	Comprehensive	Treasury Stock		Nine Months Ended March 31,
	Shares	Amount	Shares	Amount	of Par	(Deficit)	Income (Loss)	Shares	Amount	2011	2010
Balance at June 30, 2010	14,471,363	$145	1,092,555	$11	$48,098	$2,019	$325	—	$—

Net loss for the nine months ended March 31, 2011						(5,398)				$(5,398)	$3,615

Translation adjustment							5,494			5,494	7

Recognition of pension funded status, net of tax							240			240	250

Unrealized loss on available-for-sale securities, net of tax							(20)			(20)	(13)

Amortization of stock based compensation					568

Comprehensive income (loss)										$316	$3,859

Shares issued under stock compensation plans	122,238	1			—

Shares surrendered as payment of tax withholding	—							(29,270)	(37)

Retirement of treasury stock	(29,270)				(37)			29,270	37

Balance at March 31, 2011	14,564,331	$146	1,092,555	$11	$48,629	$(3,379)	$6,039	$0	$0

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	For the nine months ended March 31,
	2011	2010
Cash flows from operating activities:
Income (loss) from continuing operations	$(3,476)	$3,207
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,944	1,799
Accrued retirement pay	—	(183)
Provision for losses on accounts receivable	401	554
Gain on legal settlement	—	(9,266)
Deferred financing charge	118	1,183
Proceeds from legal settlement	—	9,560
Restructuring charge	2,760	—
Non-cash compensation (CEO change)	878	—
Payments against CEO non-cash compensation	(12)	—
Non-cash compensation (CFO change)	128	—
Loss on disposal of fixed assets	86	—
Stock based compensation	568	657
Deferred income taxes	(2,654)	(132)
Changes in assets and liabilities:
Accounts and notes receivable	(3,631)	1,566
Inventories	(511)	2,827
Prepaid expenses and other	60	1,837
Other assets	1,590	1,196
Customer deposits	622	(755)
Accrued compensation	(813)	(553)
Payment of restructuring charges	(1,490)	(1,795)
Accounts and notes payable, trade	419	(3,959)
Income taxes payable	(756)	1,653
Accrued and withheld taxes	(74)	(65)
Other accounts payable and accrued liabilities	(959)	(1,366)

Net cash (used) provided by operating activities	(4,802)	7,965

Cash flows from investing activities:
Additions of property, plant and equipment	(171)	(328)
Additions to patents and trademarks	(277)	(97)

Net cash (used) by investing activities	(448)	(425)

Cash flows from financing activities:
Long-term and short-term debt borrowings	2,788	726
Long-term and short-term debt repayments	—	(10,183)
Payment of debt financing costs	(220)	(752)
Repurchase of common stock	(37)	(45)
Principal payments under capital lease obligations	(100)	(81)
Proceeds of stock option exercises	—	12
Other long-term liabilities	232	(367)

Net cash provided (used) by financing activities	2,663	(10,690)

Discontinued operations:
Cash provided by operating activities	(47)	940
Cash provided by financing activities	—	(38)
Cash provided by investing activities	(63)	—

Net cash (used) provided by discontinued operations	(110)	902

Effects of exchange rate changes on cash	925	204

Net (decrease) in cash and cash equivalents	(1,772)	(2,044)
Cash and cash equivalents (including discontinued operations) at beginning of period	15,710	13,806

Cash and cash equivalents (including discontinued operations) at end of period	$13,938	$11,762

Less cash and cash equivalents of discontinued operations at end of period	—	—

Cash and cash equivalents (excluding discontinued operations) at end of period	$13,938	$11,762

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the nine months
	ended March 31,
	2011	2010
Cash paid during the period for:
Interest	$864	$1,029
Income taxes	$1,016	$205

Non-cash investing and financing activities:
Warrants issued in connection with debt financing	$529	$—
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
     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary to present fairly the financial position and the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010.
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
     As described in Note 3, the Company has reclassified its food blending and packaging business to discontinued operations for all periods presented.
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
     The new guidance changes the criteria required to (1) separate deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) to allocate the arrangement’s consideration to each unit in the arrangement (such as, equipment, installation or commissioning services). Entities are now required to determine an estimated selling price for each separate deliverable following a hierarchy of evidence — first Vendor-specific objective evidence (“VSOE”), next Third Party Evidence (“TPE”) and, if VSOE and TPE do not exist, best estimate of selling price (“BESP”).

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
     Typically, the Company is unable to determine VSOE for the installation and commissioning services portion, as well as, the equipment portion of a multiple-element arrangement. Since the Company does not sell its installation and commissioning services on a stand-alone basis, the Company is not able to determine VSOE for these portions of a multiple-element arrangement. In addition, in certain instances, similar equipment included in a multiple-element arrangement is sold separately in stand-alone arrangements as customers may perform installations themselves. The Company has determined that the applicability of this stand-alone pricing is almost always not appropriate to serve as the VSOE for equipment in multiple-element arrangements since this pricing considers the geographies in which the products or services are sold, major product and service groups, customer classification (OEM versus End User) and other marketing variables.
•	TPE — Third party (competitor, subcontractors, etc) sales prices for the same or largely interchangeable products or services to similar customers in stand-alone sales. TPE can only be used if VSOE is not available.
     Generally, the Company’s strategy for many of its products differs from that of its peers and its offerings contain a level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE for the equipment portion of a multiple-element arrangement. However, there are others (subcontractors) in the industry with sufficient knowledge about the installation and commissioning process that the Company uses on occasion to perform these services. Overall, installation and commissioning services may vary, due in part, to the size and complexity of the installation and commissioning; however, these subcontractor rates may provide a basis for TPE after considering the type of services to be performed (i.e. mechanical, electrical) and negotiated subcontractor rates.
•	BESP — When the Company is unable to establish VSOE or TPE, the Company uses BESP. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.
     The Company determines BESP for a deliverable in a multiple element arrangement by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company’s normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market conditions and Company-specific factors (customer, cost structure, etc.). Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume. In addition, the Company has negotiated supply agreements, primarily with large OEM customers, for pricing some of its products and installation and commissioning services. The Company has experience selling the products and installation and commissioning services at the published price list and considers this to be BESP when contracting with customers under supply agreements. The determination of BESP is a formal process within the Company that includes review and approval by the Company’s management.
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

Note 3 — Discontinued Operations:
     During the quarter ended March 31, 2011 the Company decided to discontinue its non-core food blending and packaging business. As a result of this decision and having met the criteria to be reported as a discontinued operation, the assets, liabilities, results of operations and cash flows of the food blending and packaging business are classified as discontinued operations for all periods presented.
     Additionally, as a result of its decision to discontinue the food blending and packaging business, the Company performed an assessment as to the recoverability of goodwill, intangibles and fixed assets associated with the discontinued operation. Based on these assessments, the Company recorded a pre-tax impairment charge of $2,449 related to goodwill, intangibles and fixed assets associated with the discontinued operation.
     Revenues and net income (loss) of the food blending and packaging business included in discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(in thousands)		(in thousands)
Revenues	$1,571	$2,521	$5,000	$7,228

Pre-tax income (loss) from operations of blending and packaging business	(217)	184	(569)	614

Pre-tax loss for impairment of blending and packaging assets:
Goodwill	(1,349)	—	(1,349)	—
Intangibles, net	(356)	—	(356)	—
Fixed assets	(668)	—	(668)	—
Other write offs/accruals	(76)	—	(76)	—

	(2,449)	—	(2,449)	—

Pre-tax income (loss) from discontinued operations	(2,666)	184	(3,018)	614
Tax (benefit) provision	(978)	76	(1,096)	206

Income (loss) from discontinued operations	$(1,688)	$108	$(1,922)	$408

Assets and liabilities of the discontinued operations were as follows:

	March 31, 2011	June 30, 2010
ASSETS
Accounts Receivable, net	$499	$261
Inventory, net	492	602
Pre-paid	—	88
Other	30	30

Current Assets of discontinued operations	1,021	981

Long Term Assets of discontinued operations	—	2,475
Assets of discontinued operations	$1,021	$3,456

LIABILITIES
Accounts Payable	$880	$550
Customer Deposits	9	8
Other	110	80
Deferred Taxes	215	215

Liabilities of discontinued operations	$1,214	$853

Note 4 — Long Term Debt:

	March 31, 2011		June 30, 2010
	Current	Long-Term	Current	Long-Term
	(in thousands)		(in thousands)
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.25% plus 4.50% (a)	$13,700	$—	$—	$12,100
Revolving Credit Facility due November 21, 2011, interest rate one-month LIBOR rate 0.87% plus 4.50% (a)	2,126	—	—	1,834
Subordinated promissory note due June 30, 2015, interest rate one year LIBOR rate 1.2% plus 4.50% (b)	389	2,132	389	2,132

	$16,215	$2,132	$389	$16,066

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

On September 28 and 29, 2010, the Company entered into Amendments #8 and #9 to the Credit Agreement (“Amendment #8” and “Amendment #9”, respectively) with the Lender and BofA, as agent for the Lenders. Under the terms of Amendment #8, the total commitment under the Credit Agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions and the Company issued to the Lenders warrants with a term of 10 years to purchase a total of 352,671 shares of common stock in the Company for $0.01 per share (the “September Warrants”). The September Warrants contain a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the September Warrants in an amount not to exceed $1.50 per share. Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ended June 30, 2011. Under the terms of Amendment #9, the definition of EBITDA was revised.

The Company incurred costs of approximately $689 ($220 in cash, $469 associated with the September Warrants) associated with Amendment #8. Certain of these costs, together with certain legacy deferred financing costs, were required to be charged to expense, and the Company recorded a charge of approximately $118 during the first quarter of fiscal year 2011. The balance of these costs, together with the remaining legacy deferred financing costs, aggregating approximately $1,162, will be amortized over the remaining term of the facility under the Credit Agreement, as amended.

The September Warrants were valued based on the Company’s stock price at September 28, 2010 and are presented as a liability under other long-term liabilities. The value of the September Warrants is marked to market at the end of each reporting period and the change in value will be recorded as interest expense. During the three and nine months ended March 31, 2011, the value of the September Warrants was increased by $60 and $88, respectively.

On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with Bank of America. Amendment No. 10 provided for a waiver by the lenders of the Company’s failure to meet the minimum EBITDA covenant for the period ended March 31, 2011 and the Currency Adjusted Net Sales covenant for the three consecutive months ended April 2011. Under the terms of Amendment No. 10, the Company provided the lenders Warrants (the “May Warrants”) with a term of ten years to purchase 372,374 shares of the Company’s Class A common stock in the Company for $0.01 per share. The May Warrants also contain a put provision that enables the Holder after May 16, 2013 to request a cash settlement equal to the fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment No. 10 also sets new covenants for Currency Adjusted Net Sales, establishes minimum EBITDA levels, adjusts interest rate provisions, approves the disposition of the assets of the Company’s food blends discontinued operations and establishes certain milestones regarding refinancing the amounts owed under the Credit Agreement.

The Company incurred cost of approximately $777 ($222 in cash and $555 associated with aforementioned issuance of Warrants) for the Amendment No. 10. These costs, together with legacy deferred financing costs, aggregating approximately $1,344 will be amortized over the remaining term of the amended Credit Agreement.

The May Warrants will be presented as a liability under other long-term liabilities. The value of the May Warrants will mark to market at the end of each reporting period and the change in value will be recorded as interest expense.

The Company currently believes that its cash flows from operations, along with its available bank lines of credit, are sufficient to finance its working capital and other capital requirements through the term of the Credit Agreement. The facility under the Credit Agreement (the “Credit Facility”) matures November 21, 2011, and the Company may be unable to renew or replace this financing. The Company has begun discussions regarding renewal of its Credit Facility and anticipates finalizing a renewal or replacement of the Credit Agreement, although there are no assurances that any such agreement will be completed by the loan maturity date.

(b) $2,521 five year subordinated promissory note with principal and interest payments due and payable in five annual installments.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended short and long-term credit facilities to the Company totaling $29,617. As of March 31, 2011, the Company had $22,946 outstanding under these credit facilities (including Letters of Credit). The amount available under these credit facilities at March 31, 2011 was $3,471.
Note 5 — Net income (loss) per share:
     Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution by securities that would share in the earnings of an entity.
     Due to the losses incurred during the three and nine months ended March 31, 2011, the denominator in the diluted earnings per share calculations does not include the effects of options or warrants as it would result in a less dilutive computation. As a result, for the three and nine months ended March 31, 2011, outstanding options and warrants to purchase 2,071,000 shares, of the Company’s common stock are not included in the calculation to compute diluted net income per share.
     The weighted average shares outstanding used to compute diluted net income (loss) per share includes potentially dilutive shares of 36,000 and 47,000, respectively, for the three and nine months ended March 31, 2010. Outstanding options to purchase, 1,010,000 shares of the Company’s common stock for the three and nine months ended March 31, 2010, are not included in the calculations for period ended March 31, 2010 to compute diluted net income per share, as their exercise prices exceeded market value.

Note 6 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in stockholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	March 31, 2011	June 30, 2010
	(in thousands)
Cumulative translation adjustments	$6,978	$1,484
Unrealized (loss) on investments, net of tax benefit of $135 (benefit of $121 at June 30, 2010)	(186)	(166)
Pension and other, net of tax benefit of $592 (benefit of $768 at June 30, 2010)	(753)	(993)

	$6,039	$325

Note 7 — Inventories:
     Inventories consist of the following:

	March 31, 2011	June 30, 2010
	(in thousands)
Raw materials	$13,020	$10,972
In process	5,585	4,528
Finished goods	4,886	4,737

	$23,491	$20,237

     Foreign currency translation effects increased inventories by $2,554 from June 30, 2010 to March 31, 2011.

Note 8 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2011 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
	(in thousands)
Balance as of June 30, 2010	$20,178	$1,425	$18,753
Effects of currency translation	1,113	149	964

Balance as of March 31, 2011	$21,291	$1,574	$19,717

     Intangible assets subject to amortization were comprised of the following:

		As of March 31, 2011		As of June 30, 2010
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
Intangible Assets:	Period	Amount	Amortization	Amount	Amortization
		(in thousands)		(in thousands)
Patents and trademarks	12-20	$11,836	$7,722	$11,372	$7,155
Customer relationships	2-13	583	120	538	58
Trademarks	30	1,522	221	1,368	163
Existing product technology	15	6,260	1,522	5,605	1,135
Non-compete/solicitation agreements	5	99	83	59	41
Other	5-30	2,325	2,134	2,165	1,848

Total		$22,625	$11,802	$21,107	$10,400

     Amortization expense associated with these intangible assets was $344 and $1,043, respectively, for the three and nine months ended March 31, 2011 and $302 and $918, respectively, for the three and nine months ended March 31, 2010.
Note 9 — Supplemental Compensation:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three and nine months ended March 31, 2011 and 2010:

	Pension Benefits		Pension Benefits
	For the three months		For the nine months
	ended March 31,		ended March 31,
	2011	2010	2011	2010
		(in thousands)
Service cost	$100	$100	$300	$300
Interest cost	79	84	237	252
Expected return on plan assets	(7)	(4)	(21)	(12)
Amortization of net actuarial gain	18	(3)	54	(9)

Net periodic benefit cost	$190	$177	$570	$531

     During the three and nine months ended March 31, 2011, respectively, the Company made contributions to the plans of $202 and $424. During the three and nine months ended March 31, 2010, respectively, the Company made contributions to the plans of $112 and $282.
Note 10 — Customers:
     During each of the three and nine months ended March 31, 2011, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 12% and 13% of the Company’s net sales, respectively. During the three months ended March 31, 2010, no one customer accounted for more than 10% of the Company’s net sales. During the nine months ended March 31, 2010, one customer accounted for more than 10% of the Company’s net sales. KBA accounted for approximately 13% of the Company’s net sales for the nine months ended March 31, 2010.
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

	Warranty Amount
	2011	2010
	(in thousands)
Warranty reserve at June 30	$1,999	$2,626
Additional warranty expense accruals	1,693	1,928
Payments against reserve	(1,722)	(2,319)
Effects of currency rate fluctuations	321	60

Warranty reserve at March 31	$2,291	$2,295

Note 12 — Share Based Payments:
     Total share-based compensation for the three and nine months ended March 31, 2011 and 2010 are summarized in the following table:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2011	2010	2011	2010
	(in thousands)
Share based compensation
Stock options	$46	$52	$475	$154
Restricted stock	21	157	93	503
Performance shares (a)	—	—	—	—

Total share-based compensation	$67	$209	$568	$657

(a)	No compensation expense was recorded in any period presented related to performance shares, based on assessment of probability of achievement.
     During the quarter ended September 30, 2010, the Company entered into an advisory agreement (the “Advisory Agreement”) with OBX Partners LLC (“OBX”), under which OBX acted as a financial advisor and strategic consultant. As part of the consideration for the services rendered, the Company granted to OBX an option (the “OBX Option”) to purchase 300,000 shares of the Company’s Class A Common Stock (the “Shares”) at an exercise price per share of $1.26, exercisable on or after October 1, 2011. The Option would have terminated on November 16, 2010 if OBX had not substantially completed the engagement, which OBX completed during the second quarter. If not previously exercised, the OBX Option shall terminate on September 30, 2020. The fair value of the OBX Option on the date of grant was $167. The Company recomputed the fair value of the OBX Option as of December 31, 2010 (the measurement date) and recorded an adjustment to the fair value of $31, resulting in a fair value of $198 at December 31, 2010.
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
     Effective November 18, 2010, the Company granted to each non-employee director of the Company (i) either a Restricted Stock Award or a Restricted Stock Unit with respect to 9,524 shares (a total of 57,144 shares for all non-employee directors) of the Company’s Class A Common Stock, the restrictions on which will lapse on November 18, 2011, having an aggregate grant date fair value of $72 and (ii) a non-qualified option (a “Non-Employee Director Option”) to purchase 9,524 shares (a total of 57,144 shares for all non-employee directors) of the Company’s Class A Common Stock, which shall vest in three equal annual installments commencing on the second anniversary of the date of grant, having an aggregate grant date fair value of $34.
     Effective February 17, 2011 the Company granted options to Purchase 165,000 Shares of Class A common stock to certain officers of the Company, at an exercise Price of $1.52 per share and aggregate fair value of $121, which shall vest in three equal annual installments commencing on the second anniversary of the grant.
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

		Payments	Balance at	Payments	Balance at
	Initial	against	June 30,	against	March 31,
	Reserve	Reserve	2010	Reserve	2011
	(in thousands)
Restructuring costs:
Employee termination costs	$3,836	$(3,570)	$266	$(160)	$106
Other	230	(101)	129	—	129

Total restructuring costs	$4,066	$(3,671)	$395	$(160)	$235

Quarter 4 FY 2010 Plan:
     In June 2010, the Company committed to the principal features of a plan to additionally restructure its operation in Germany. Actions under the plan commenced and were completed by June 30, 2010. All costs associated with the plan are cash payments related to employee reductions.

		Payments	Balance at	Payments	Balance at
	Initial	against	June 30,	against	March 31,
	Reserve	Reserve	2010	Reserve	2011
	(in thousands)
Restructuring costs:
Employee termination costs	$540	$(38)	$502	$(301)	$201

Total restructuring costs	$540	$(38)	$502	$(301)	$201

Quarter 1 FY 2011 Plan:
     In September 2010 the Company committed to the principle features of a plan to restructure its operations in the UK and Japan. Actions under the plan to consolidate facilities in the UK and to reduce employment levels in Japan commenced in September and were concluded in the UK. Additional actions continued in Japan through the second quarter of Fiscal 2011. Costs associated with the current plan are primarily cash payments related to employee reductions. Payments will continue through the fiscal year.

		Payments	Balance at
	Initial	against	March 31,
	Reserve	Reserve	2011
	(in thousands)
Restructuring costs:
Employee termination costs	$145	$(140)	$5
Other	47	—	47

Total restructuring costs	$192	$(140)	$52

Quarter 2 FY 2011 Plan:
     In December 2010 the Company committed to the principle features of a plan to restructure its operations in Japan, Germany and the U.S. Actions under the plan to reduce employment levels commenced in December. Costs associated with the current plan are primarily cash payments related to employee reductions. Payments will continue through the fiscal year.

		Payments	Balance at
	Initial	against	March 31,
	Reserve	Reserve	2011
	(in thousands)
Restructuring costs:
Employee termination costs	$455	$(170)	$285
Other	—	—	—

Total restructuring costs	$455	$(170)	$285

Quarter 3 FY 2011 Plan:
     In March 2011 the Company committed to the principle features of a plan to further restructure its operations in Japan, Germany, the U.K. and Sweden. Actions under the plan primarily relate to reduction in employment levels, consolidation of facilities and fixed asset write-downs. Costs associated with the current plan are primarily cash payments related to employee reductions. Payments will continue through the fiscal year.

		Payments	Balance at
	Initial	against	March 31,
	Reserve	Reserve	2011
	(in thousands)
Restructuring costs:
Employee termination costs	$1,583	$(719)	$864
Other	531	—	531

Total restructuring costs	$2,114	$(719)	$1,395

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
     At March 31, 2011, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provision and valued as Level 1 are comprised of marketable securities and warrants. At March 31, 2011, the Company did not have any assets or liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.
     There has been no change in the Company’s valuation technique during the quarter ended March 31, 2011.
Note 17 — Subsequent Event:
     On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with Bank of America. Amendment No. 10 provided for a waiver by the lenders of the Company’s for failure to meet the applicable minimum EBITDA and Currency Adjusted Net Sales for certain reporting periods. Under the terms of Amendment No. 10, the Company provided the lenders warrants with a term of ten years to purchase 372,374 shares of the Company’s Class A common stock in the Company for $0.01 per share. The May Warrants also contain a put provision that enables the holder after May 16, 2013 to request a cash settlement equal to the fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment No. 10 set new covenants for Currency Adjusted Net Sales, establishes minimum EBITDA levels, adjusts interest rate provisions, approves the disposition of the assets of the food blends discontinued operations and establishes certain milestones regarding refinancing the amounts owed under the Credit Agreement.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)
     The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.
Forward-looking Statements
     Except for the historical information contained herein, certain statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability of the Company to comply with requirements of credit agreements; the availability of funding under said agreements; and the ability of the Company to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions, either in the U.S. or foreign countries, (iii) the ability of the Company to obtain, maintain and defend challenges against valid patent protection on certain technology, primarily as it relates to the Company’s cleaning systems and other products, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the Company’s mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in the Company’s Annual Report or Form 10-K as amended for the fiscal year ended June 30, 2010, which should be read in conjunction herewith.

Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K as amended for the fiscal year ended June 30, 2010. There have been no material changes during the nine months ended March 31, 2011, other than the adoption of ASC update No. 2009-13 “Revenue Recognition Topic 605: Multiple Deliverable Revenue Arrangements” discussed in Note 2.
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
     During the quarter ended March 31, 2011 the Company classified its non-core blending and packaging business as a discontinued operation. The following highlights and ensuing discussion relate to the continuing operations.
Highlights for Three and Nine Months Ended March 31, 2011
•	Revenues, as reported, decreased 1% and increased 9% for the three and nine months ended March 31, 2011, respectively, versus the year ago comparable periods.

•	Backlog of $38,919 at March 31, 2011, increased 15% compared to June 30, 2010.

•	For the three and nine month periods ended March 31, 2011, order intake was up 19% and 22%, respectively, versus the comparable year ago periods.

•	On June 30, 2010 the Company successfully completed the acquisition of Nordson UV, (“UV”), a manufacturer of ultraviolet curing systems, lamps and parts. Operating results of the acquired entities are included in the results of operations from the date of acquisition.

•	In September 2010, the Company concluded an amendment to its Credit Agreement with its lenders covering the period through November 21, 2011, the end of the term of the Agreement.

•	On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to its Credit Agreement with its lenders, covering the period through November 21, 2011, the end of the term of the Agreement.
See discussion below related to the Company’s consolidated results of operations, liquidity and capital resources from continuing operation.
Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010
Consolidated Results
Net Sales
     Net sales for the three months ended March 31, 2011, decreased by $534, or 1%, to $36,443 from $36,977 for the three months ended March 31, 2010. Currency rate changes attributable to the Company’s overseas operations increased recorded net sales by $1,142 in the current period. The UV business acquisition contributed net sales of approximately $3,585 during the quarter ended March 31, 2011.
     Net sales reflects decreased sales in Europe of $833, including $289 of favorable effects from exchange rate fluctuations. The decrease was attributable to the continued weakening of global demand for the Company’s equipment reflecting reduced order and sales activity for new printing equipment partially offset by the additional revenue from the UV business.
     In Asia, net sales decreased $2,622, including $854 of favorable effects from exchange rate fluctuations. The decrease reflects lower shipments of cleaning and spray dampening equipment to the newspaper markets, particularly in Japan.
     Net Sales in the Americas increased $2,921 primarily reflecting additional sales of products acquired in the UV business acquisition coupled with improved equipment sales.
Gross Profit
     Gross profit for the three months ended March 31, 2011 was $10,471 (28.7% of net sales) compared to $11,255 (30.4% of net sales) for the three months ended March 31, 2010, a decrease of $784.
     The decrease reflects continued pricing pressure from OEM and end users and unfavorable overhead absorption related to reduced equipment volumes. Partially offsetting these decreases were the additional sales volume and higher gross margin associated with the UV business. Currency rate fluctuations favorably increased gross profit $455 in the current period.
Selling, General, and Administrative Expenses
     Selling, general and administrative expenses (SG&A) was $8,296 (23% of net sales) for the three months ended March 31, 2011, compared to $7,340 (20% of net sales) for the same period in the prior fiscal year, an increase of $956 or 13%. Currency rate fluctuations increased these expenses by $144 in the current period. The increase primarily reflects additional G&A expenses associated with the UV business of $332. Selling expenses increased $234. Currency rate fluctuations increased these expenses by $151 in the current period. The increase primarily reflects additional selling expenses associated with the UV business of $346.
Engineering and Development Expenses
     Engineering and development expenses were $3,624 (10% of net sales) for the three months ended March 31, 2011, compared to $3,401 (9.0% of net sales) for the same period of the prior fiscal year, an increase of $223. Currency rate fluctuations of $121 increased engineering and development expenses. The increase primarily reflects additional expenses associated with the UV business of $167.
Restructuring
     The Company recorded $2,114 of restructuring costs during the three months ended March 31, 2011 versus $0 in the comparable prior year period. The restructuring plan is designed to achieve operational efficiencies in Germany, Japan and Sweden and consists of employee terminations, consolidation of facilities and fixed asset write downs.

Interest and Other
     Interest expense, net, for the three months ended March 31, 2011 was $656 compared to $426 for the three months ended March 31, 2010. The increase reflects higher debt levels and interest rates.
     Other income (expense), net, amounted to expense of $50 for the three months ended March 31, 2011 compared to expense of $66 for the three months ended March 31, 2010. Other income (expense), net, for the three months ended March 31, 2011 and 2010, respectively, primarily reflects net foreign currency transaction losses.
Income Taxes
     The Company recorded an income tax benefit of $1,392 on a loss before tax of $4,269 (effective rate of 32.6%) for the three months ended March 31, 2011, compared to a tax benefit of $4 for the three months ended March 31, 2010 on income before tax of $21. The effective tax rate for the three months ended March 31, 2011 and March 31, 2010 differs from the statutory rate and reflects a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, (c) the impact of foreign and domestic permanent items.
Income (loss) from continuing operations
     The Company’s loss from continuing operations amounted to $2,877 for the three months ended March 31, 2011, compared to a net income of $25 for the three months ended March 31, 2010. Loss per share from continuing operations amounted to $0.18 basic and diluted for the three months ended March 31, 2011, compared to loss per share of $0.00 basic and diluted for the three months ended March 31, 2010.
Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010
Consolidated Results
Net Sales
     Net sales for the nine months ended March 31, 2011 increased $10,510, or 10%, to $117,705 from $107,195 for the nine months ended March 31, 2010. Currency rate fluctuations attributable to the Company’s overseas operations increased net sales by $989 for the current period. The UV business acquisition contributed net sales of approximately $13,242 during the nine months ended March 31, 2011.
     The net sales increase reflects higher sales in Europe of $327, including $1,786 of unfavorable effects from exchange rate fluctuations. The increase in net sales primarily reflects the additional revenue associated with the UV business acquisition partially offset by lower sales activity by OEM press manufacturers, primarily in Germany and Sweden, for new printing equipment and lower level demand from end user customers.
     In Asia, net sales increased approximately $3,760, including $2,775 of favorable effects from exchange rate fluctuations. The increase in net sales reflects the impact of UV shipments and other increases of products sold in China and India, and delivery of several large newspaper equipment projects in Japan.
     Net sales in the Americas increased $6,423, primarily reflecting additional sales from the UV business acquisition.

Gross Profit
     Gross profit for the nine months ended March 31, 2011 was $35,454 (30.1% of net sales) compared to $32,285 (30.1% of net sales) for the nine months ended March 31, 2010, an increase of $3,169
     Currency rate fluctuations had virtually no impact on gross profit in the current period. The increase in gross profit primarily relates to the additional sales volume and higher gross margins associated with the UV business. Partially offsetting these increases were continued pricing pressure from OEM and end users and unfavorable overhead absorption related to reduced volumes.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) amounted to $26,338 (22.4% of net sales) for the nine months ended March 31, 2011 compared to $23,730 (22.1% of net sales) for the same period in the prior fiscal year, an increase of $2,608 or 11%. Currency rate fluctuations increased SG&A $353 during the nine month period. G&A expenses increased $1,393. The increase primarily reflects additional G&A expenses associated with the UV business of $1,076 and costs associated with the termination agreement with the Company’s former CEO and CFO and other professional fees. Partially offsetting these increases were lower professional fees of $900 incurred in fiscal year 2010 related to an investigation into internal control matters. Selling expenses increased $862. The increase primarily reflects additional selling expenses associated with the UV business of $1,072.
Engineering and Development Expenses
     Engineering and development expenses amounted to $10,722 (9% of net sales) for the nine months ended March 31, 2011, compared to $9,976 (9.3% of net sales) for the same period in the prior fiscal year, an increase of $746 or 7%. Currency rate fluctuations had virtually no impact on expenses in the current period. The increase primarily reflects additional expenses associated with the UV business of $498.
Restructuring
     The Company recorded $2,722 of restructuring costs during the nine months ended March 31, 2011 versus $0 in the comparable prior year period. The restructuring plan is designed to achieve operational efficiencies in Germany, Japan and Sweden and consists of employee terminations, consolidation of facilities and fixed asset write downs.
Legal Settlement
     During the nine months ended March 31, 2010, the Company recorded a net gain on the settlement of a patent infringement lawsuit of $9,266.
Interest and Other
     Interest expense, net, for the nine months ended March 31, 2011 was $1,691 compared to $2,626 for the nine months ended March 31, 2010. During the quarter ended September 30, 2010, the Company concluded an amendment to its credit agreement with its Lenders. Legacy deferred financing costs totaling approximately $118 were charged to interest expense during the quarter ended September 30, 2010. During the quarter ended September 30, 2009, the Company concluded an amendment to its credit agreement with its Lenders. Certain costs associated with the amendment, together with legacy deferred financing costs totaling approximately $1,183, were charged to expense during the quarter ended September 30, 2009. After giving effect to these expenses and the decrease from currency of $50, interest expense increased $130.

     Other (income) expense, net was an expense of $197 for the nine months ended March 31, 2011 compared to expense of $267 for the nine months ended March 31, 2010 and is primarily comprised of net foreign currency transaction losses.
Income Taxes
     The Company recorded an income tax benefit of $2,740, for the nine months ended March 31, 2011, compared to a provision of $1,745, for the nine months ended March 31, 2010. The effective tax rate for fiscal 2011 of 44.1% differs from the U.S. statutory rate and reflects a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, (c) the impact of foreign and domestic permanent items, and (d) reversal of previously recorded reserves associated with unrecognized tax benefits (FIN 48 “Liabilities”) upon finalization of a German tax audit for years 2000-2004, of $777 and a reversal of a valuation allowance in the U.K.
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
Net Income (Loss) from continuing operations
     The Company’s net loss was $3,476 for the nine months ended March 31, 2011, compared to income of $3,207 for the nine months ended March 31, 2010. Net loss per share amounted to $0.22 basic and diluted for the nine months ended March 31, 2011, compared to net income per share of $0.21 basic and diluted for the nine months ended March 31, 2010.
Discontinued Operations three and nine months ended March 31, 2011 and 2010:
     During the quarter ended March 31, 2011 the Company announced its decision to discontinue its non-core food blending and packaging business. As a result of this decision and having met the criteria to be reported as a discontinued operation, the assets, liabilities, results of operation and cash flows of the food blending and packaging business are classified as discontinued operations for all periods presented.
     Additionally, as a result of its decision to discontinue the food blending and packaging business, the Company performed an assessment as to the recoverability of goodwill, intangibles and fixed assets associated with the discontinued operation. Based on these assessments, the Company recorded a pre-tax impairment charge of $2,449 related to goodwill, intangibles and fixed assets associated with the discontinued operation.

     Revenues net income (loss) of the food blending and packaging business included in discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2010	March 31, 2011	March 31, 2011	March 31, 2010
	(in thousands)		(in thousands)
Revenues	$1,571	$2,521	$5,000	$7,228

Pre-tax income (loss) from operations of blending and packaging business	(217)	184	(569)	614

Pre-tax loss for impairment of blending and packaging assets:
Goodwill	(1,349)	—	(1,349)	—
Intangibles, net	(356)	—	(356)	—
Fixed assets	(668)	—	(668)	—
Other write offs/accruals	(76)	—	(76)	—

	(2,449)	—	(2,449)	—

Pre-tax income (loss) from discontinued operations	(2,666)	184	(3,018)	614
Tax (benefit) provision	(978)	76	(1,096)	206

Income (loss) from discontinued operations	$(1,688)	$108	$(1,922)	$408

Non-GAAP Financial Measures
     Consolidated EBITDA and adjusted EBITDA are non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. These non-GAAP measures are provided because management of the Company uses these financial measures as indicators of business performance in maintaining and evaluating the Company’s on-going financial results and trends. The Company believes that both management and investors benefit from referring to these non-GAAP measures in assessing the performance of the Company’s ongoing operations and liquidity and when planning and forecasting future periods. These non-GAAP measures also facilitate management’s internal comparisons to the Company’s historical operating results and liquidity. The following is a reconciliation of the net income (loss) as reported to EBITDA from continuing operations.

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss) as reported	$(2,877)	$25	$(3,476)	$3,208
(Benefit) provision for income taxes	(1,392)	4	(2,740)	1,745
Interest expense, net	656	426	1,691	2,626
Depreciation and amortization	596	594	1,944	1,799

EBITDA	$(3,017)	$1,049	$(2,581)	$9,378

Expenses related to inventory step up	—	—	243	—
Expenses related to Pres/CEO termination	—	—	878	—
Restructuring	2,114	—	2,722	—

Legal settlement gain	—	—	—	(9,266)
Internal control investigation costs	—	—	—	911

Adjusted EBITDA	$(903)	$1,049	$1,262	$1,023

Liquidity and Capital Resources at March 31, 2011
     Cash flows from operating, investing and financing activities, reflected in the nine months ended March 31 in the Consolidated Statement of Cash Flows, are summarized as follows (in thousands):

	2011	2010
Cash provided by (used for):
Operating activities	$(4,802)	$7,965
Investing activities	(448)	(425)
Financing activities	2,663	(10,690)
Effect of exchange rate changes on cash	925	204

Decrease in cash from continuing operations	(1,662)	(2,946)

Net cash provided (used) by discontinued operations	(110)	902

Net increase (decrease) in cash and cash equivalents	$(1,772)	$(2,044)

     Cash from continuing operations from operating activities decreased $12,767 during the nine months ended March 31, 2011 versus the comparable prior year period. This decrease primarily reflects receipt of the proceeds from the legal settlement with a German competitor in fiscal year 2010 of $9,560. In addition, cash from operating activities was negatively impacted by lower accounts and notes receivable, increased inventory in anticipation of higher shipments and tax payments associated with the legal settlement. Partially offsetting these negative impacts were increased customer deposits and timing of payments on accounts and notes payable.
     Cash utilized for investing during the nine months ending March 31, 2011 and 2010 includes additions to property, plant and equipment and patents and trademarks of $448 and $425, respectively.

     Cash flow from financing activities primarily reflects borrowings in fiscal year 2011 in excess of payments. On September 28 and 29, 2010, the Company entered into Amendment #8 and #9 to the Credit Agreement (“Amendment #8” and “Amendment #9”, respectively) with its Lenders and BofA as agent for its Lenders (the “Credit Agreement”). Under the terms of Amendment #8, the total commitment under the Credit Agreement was reduced from $25 million to $20 million, certain adjustments were made to the interest payment provisions and the Company issued to the Lenders warrants with a term of 10 years to purchase 352,671 shares of common stock in the Company for $0.01 per share (the “Warrants”). The Warrants also contain a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment #8 sets new covenants for currency adjusted net sales, establishes minimum EBITDA levels and sets a limit on capital expenditures for the fiscal year ending June 30, 2011. Under the terms of Amendment #9, the definition of EBITDA was revised.
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
     On May 16, 2011, the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with Bank of America. Amendment No. 10 provided for a waiver by the lenders of the Company’s for failure to meet the applicable minimum EBITDA and Currency Adjusted Net Sales for all periods as noted above. Under the terms of Amendment No. 10, the Company provided the Lenders Warrants with a term of ten years to purchase 372,374 shares of the Company’s Class A common stock in the Company for $0.01 per share. The Warrants also contain a put provision that enables the Holder after May 16, 2013 to request a cash settlement equal to the fair market value of the Warrants in an amount not to exceed $1.50 per share. Amendment No. 10 also sets new covenants for Currency Adjusted Net Sales, establishes minimum EBITDA levels, adjusts interest rate provisions, approves the disposition of the assets of the Company’s food blends discontinued operations and establishes certain milestones regarding refinancing the amounts owed under the Credit Agreement.
     The Company incurred cost of approximately $777 ($222 in cash and $555 associated with aforementioned issuance of warrants) for the May 16, 2011 Amendment. These costs, together with legacy deferred financing costs, aggregating approximately $1,344 will be amortized over the remaining term of the amended Agreement.
     The warrants will be presented as a liability under other long-term liabilities. The value of the warrants will mark to market at the end of each reporting period and the change in value will be recorded as interest expense.

     Cash used by financing activities of $10,690 for the period ended March 31, 2010 primarily reflects the use of the net cash proceeds from the gain on the legal settlement of approximately $7,700 to repay the term loan in accordance with the provisions of the July 31, 2009 Credit Agreement amendment. In addition, cash used for financing activities reflected scheduled term loan payments of approximately $2,183 and payment of debt financing costs $752
        .
     During the nine months ended March 31, 2011 the Company announced restructuring initiatives in Japan, Sweden, Germany and the UK. The restructuring plan which is comprised of employee terminations and facilities consolidation is designed to lower the Company’s overall cost structure, optimize operational performance and right size employment levels for current sales levels. The Company has incurred charges for the nine months of $2,760 and anticipates annual savings of approximately $6,600. Cash payments related to all of the Company’s restructuring plans through nine months ended March 31, 2011 amounted to $1,490 and remaining payments of $2,167 will continue through the second quarter of fiscal 2012.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended credit facilities to the Company totaling $29,617. As of March 31, 2011, the Company had $22,946 (including letters of credit) outstanding under these Credit Facilities. The amount available under these credit facilities at March 31, 2011 was $3,471.
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
     At March 31, 2011 and June 30, 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company’s contractual obligations at March 31, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30,
	Total at
	March 31,						2016 and
	2011	2011*	2012	2013	2014	2015	thereafter
Contractual obligations:
Loans payable	$6,010	$—	$6,010	$—	$—	$—	$—
Capital lease obligations	10	9	1	—	—	—	—
Debt	18,347	389	16,268	499	561	630	—
Non-cancelable operating lease obligations	21,452	1,929	5,687	3,659	2,854	2,218	5,105
Purchase commitments (materials)	12,399	9,035	3,278	86	—	—	—
Supplemental compensation	8,516	883	804	1,030	813	613	4,373
Restructuring payments	2,167	782	1,385	—	—	—	—
Interest expense (1)	745	347	198	96	68	36	—

Total contractual cash obligations	$69,646	$13,374	$33,631	$5,370	$4,296	$3,497	$9,478

*	Includes only the remaining three months of the fiscal year ending June 30, 2011.

(1)	the anticipated future interest payments are based on the Company’s current indebtedness and interest rates at March 31, 2011, with consideration given to debt reduction as the result of expected payments.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk:
     A discussion of market risk exposures is included in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K as amended for the fiscal year ended June 30, 2010. There have been no material changes during the nine months ended March 31, 2011.

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
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, as a result of the restatement of the financial statements, disclosed in the Current Report on Form 8-K dated May 10, 2011, and in the Annual Report on Form 10-K/A and the material weaknesses which are described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011.
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
     Changes in Internal Control Over Financial Reporting:
     Except as noted above, during the quarter ended March 31, 2011, the Company has not made any changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Risks associated with indebtedness.
     The Company has indebtedness. As of March 31, 2011, the Company’s total indebtedness was $24,357 including $15,826 under its secured credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants.
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
     The Company’s Credit Facility matures November 21, 2011, and the Company may be unable to renew or replace this financing. The Company has begun discussions regarding renewal of its Credit Facility and anticipates finalizing a renewal or replacement Credit Agreement although there are no assurances that such agreement will be completed by the loan maturity date.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the quarter ended March 31, 2011.

ITEM 6. Exhibits
10.1	Waiver and Amendment No. 10 to Credit Agreement, dated as of May 16, 2011 among Baldwin Technology Company, Inc. and certain of its subsidiaries, Bank of America N.A. and certain other Lenders (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
BY	/s/ Ivan R. Habibe
Ivan R. Habibe
Vice President, Chief Financial Officer and Treasurer

Dated: May 23, 2011