Form 10-K
period 2011-06-30
BALDWIN TECHNOLOGY CO INC
filed 2011-10-13
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2011
Commission file number 1-9334
Baldwin Technology Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3258160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 NW Corporate Blvd., Suite 101
Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 367-2950
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered

Class A Common Stock	NYSE Amex
Par Value $.01	☐
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on December 31, 2010, as reported by the New York Stock Exchange on that date, was $18,892,212.
     Number of shares of Common Stock outstanding at June 30, 2011:

Class A Common Stock	14,574,997
Class B Common Stock	1,092,555
Total	15,667,552

Documents Incorporated By Reference
     Items 10, 11, 12, 13 and 14 are incorporated by reference into Part III of this Form 10-K from the Baldwin Technology Company, Inc. Proxy Statement for the 2011 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

CAUTIONARY STATEMENT — This Annual Report on Form 10-K may contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Baldwin Technology Company, Inc. (the “Company”) cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company’s forward-looking statements are set forth in Item 1A “Risk Factors” to this Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

PART I
Item 1. Business
     Baldwin Technology Company, Inc. (“Baldwin” or the “Company”) is a leading global supplier of process automation equipment for the printing and publishing industry. The Company offers its customers a broad range of products designed to enhance the product quality and the productivity and cost-efficiency of the print manufacturing process, while addressing safety issues and reducing the environmental impact from the printing process. Baldwin’s products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems, drying and curing systems, and related services and parts.
     The Company sells its products both to printing press manufacturers (“OEMs”) who incorporate the Company’s products into their own printing press systems for sale to printers and publishers and directly to printers and publishers to upgrade the quality and capability of their existing and new printing presses. The Company does not consider its business to be seasonal. However, customer order patterns and delivery schedules could cause revenue in select periods to fluctuate. The Company has product development and production facilities, and sales and service operations, in strategic markets worldwide.
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
     Cleaning Systems. The Company’s Cleaning Systems and related consumable products clean the rollers, cylinders and paper of a printing press and include the Press Washer, Automatic Blanket Cleaner, Newspaper Blanket Cleaner, Chill Roll Cleaner, Digital Plate Cleaner, Guide Roll Cleaner and Web Paper Cleaner, all of which reduce paper waste, volatile organic compound (“VOC”) emissions and press downtime, as well as improve productivity, print quality and safety of operation for the press operator. In the fiscal years ended June 30, 2011,

2010 and 2009, net sales of Cleaning Systems represented approximately 48.7%, 56.9% and 52.2% of the Company’s net sales, respectively.
     UV/IR Systems. The company’s Ultra Violet (UV) curing and Infra-Red (IR) drying systems and related consumables are used to accelerate the drying (curing) of inks and coatings on all sorts of industrial printing presses, along with some industrial applications. The technology speeds up the actual printing and post-printing processes, reduces waste, improves quality, along with enhancing the appearance and durability of the finished products. In addition, the UV systems eliminate the need for volatile organic compounds (VOCs) in some inks and coatings, which reduces the environmental impact of printing. In fiscal years ended June 30, 2011, 2010 and 2009, net sales of UV/IR Systems represented approximately 12.9%, 2.9% and 3.6% of the Company’s net sales, respectively.
     Fluid Management Systems. The Company’s Fluid Management Systems measure and control the supply, temperature, cleanliness, chemical balance and certain other characteristics of the fluids used in the printing process. Among the most important of these products are the Company’s Refrigerated Circulators and Spray Dampening Systems. In the fiscal years ended June 30, 2011, 2010 and 2009, net sales of Fluid Management Systems represented approximately 16.0%, 16.5% and 20.0% of the Company’s net sales, respectively.
     Other Process Automation Products, Parts, Services and Miscellaneous Products. The Company’s Web Press Protection Systems (web severers and web catchers), designed in response to the increasing number of web leads used in printing today’s colorful newspapers as well as to the growing demand for high speed commercial web presses, provide an auto-arming electronic package offering high quality press protection in the event of a web break. The Company’s Ink Control Systems regulate many aspects of the ink feed systems on a printing press. These products include Ink Agitators, Ink Mixers and Ink Level Systems, which reduce ink and paper waste. Other products include Ultraviolet and Infrared Dryers, Gluing Systems and service and parts. In addition, the Company provides a variety of anti-offset spray powders to the graphic arts industry. In the fiscal years ended June 30, 2011, 2010 and 2009, net sales of Other Products represented approximately 22.4%, 23.6% and 24.1% of the Company’s net sales, respectively.
Worldwide Operations
     The Company believes that it is one of the few providers of process automation products for the printing and publishing industry that has product development, manufacturing and marketing capabilities in the Americas, Europe, Asia and Australia. The Company, as an international business, is subject to various changing competitive, economic, political, legal and social conditions. The Company currently has subsidiaries in 10 countries, and the results of operations may be adversely or positively affected by currency fluctuations. The results of the operations and financial positions of the Company’s subsidiaries outside of the United States are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company’s Consolidated Financial Statements. The exchange rates between the currencies and the U.S. dollar may fluctuate substantially. Because the Company generates a significant percentage of its revenues and incur significant operating expenses in currencies other than the U.S. dollar, fluctuations in the value of the U.S. dollar against other currencies may have a material effect on the Company’s operating income. The Company’s results and financial condition are particularly affected by changes in the value of the U.S. dollar in relation to the euro, Japanese yen, Swedish krona and the British pound. Since the Company’s foreign subsidiaries primarily manufacture, incur expenses and earn revenue in the local countries in which they operate, the impact of cross currency fluctuations is somewhat mitigated.
     The following table sets forth the percentages of the Company’s net sales attributable to its geographic regions for the fiscal years ended June 30, 2011, 2010 and 2009:

	Years Ended June 30,
	2011	2010	2009
Americas	21%	18%	19%
Europe	50%	52%	50%
Asia/Australia	29%	30%	31%

Total	100%	100%	100%

     In North, Central and South America, the Company operates through its U.S. subsidiaries and throughout Central and South America through dealers. In Europe, the Company operates through its subsidiaries in Germany, Sweden, France, England and the Netherlands. In Asia, the Company operates through its subsidiaries in Japan, China and India. The Company also operates in Australia through its Australian subsidiary. All of the Company’s subsidiaries are wholly owned except for two subsidiaries, one in which the Company holds a 90% interest, and another in which the Company holds an 80% interest.
Acquisition Strategy
     As part of its growth strategy, the Company investigates potential strategic acquisitions of companies and product lines in related business areas. This strategy involves: (i) acquiring entities that will strengthen the Company’s position in the field of process automation equipment and related consumables for the printing and publishing industry and whose products can be sold through the Company’s existing distribution network; (ii) acquiring entities allowing entry to new end-user market segments and extending existing markets; and (iii) acquiring companies which contribute new products to the Company and which can benefit from the Company’s manufacturing and marketing expertise. Subsequent to an acquisition, the Company’s intention would be to integrate the processes and controls of the acquired company with those of the Company with the objective of enhancing sales, productivity and operating results.
Marketing, Sales and Support
     Marketing and Sales. While the Company markets its products in most countries throughout the world, the product mix and distribution channels vary from country to country. The Company has approximately 85 employees devoted to marketing and sales activities in its three principal markets and more than a number of dealers, distributors and representatives worldwide. The Company markets its products throughout the world through these direct sales representatives, distributors and dealer networks to printing press manufacturers (“OEMs”), newspaper publishers, and commercial printers. For the fiscal year ended June 30, 2011, approximately 38% of the Company’s net sales were to OEMs and approximately 62% were directly to printers.
     Support. The Company is committed to after-sales service and support of its products throughout the world. Baldwin employs approximately 92 service technicians, who are supported by product engineers, to provide field service for the Company’s products on a global basis.
     Backlog. The Company’s backlog represents unfilled product orders which Baldwin has received from its customers under valid contracts or purchase orders. The Company’s backlog was $36,579 as of June 30, 2011, $33,917 as of June 30, 2010 and $38,693 as of June 30, 2009.
     Customers. For the fiscal year ended June 30, 2011, one customer accounted for more than 10% of the Company’s net sales and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 14% and 15% of the Company’s net sales and trade accounts receivable, respectively. The ten largest customers of Baldwin (including KBA) accounted for approximately, 40%, 39% and 48%, respectively, of the Company’s net sales for the fiscal years ended June 30, 2011, 2010 and 2009. Sales of Baldwin’s products are not considered seasonal.
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
     The Company’s product development takes place at various centers of competence for its product offerings. The Company believes that this approach to engineering and development has helped the Company to target the needs of its customers quicker and more precisely and coordinate the Company’s product development activities. The Company’s engineering and development organization works globally to coordinate its activities and focuses attention on opportunities within the respective markets, while avoiding duplicative efforts within the Company.

     Baldwin employs approximately 85 persons whose primary function is new product development, application engineering or modification of existing products. The Company’s total expenditures for engineering and development for the fiscal years ended June 30, 2011, 2010 and 2009 were approximately 9.0%, 9.7% and 8.9% of the Company’s net sales in each such fiscal year, respectively.
Patents
     The Company owns a number of patents and has patent applications relating to a substantial number of Baldwin’s products; and patented products represent a significant portion of the Company’s net sales for all periods presented. The Company’s patents expire at different times during the next twenty years. The expiration of patents in the near future is not expected to have a material adverse effect on the Company’s net sales. The Company has also relied upon and intends to continue to rely upon unpatented proprietary technology, including the proprietary engineering required to adapt its products to a wide range of models and sizes of printing presses. The Company believes its rights under, and interests in, its patents and patent applications, as well as its proprietary technology, are sufficient for its business as currently conducted.
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
Employees
     At July 1, 2011, adjusting for terminations on June 30, 2011, the Company employed 512 persons (plus 50 temporary and part-time employees) of which 180 are production employees, 85 are marketing, sales and customer service employees, 177 are development, engineering and technical service employees and 70 are management and administrative employees. In Europe, some employees are represented by various unions under contracts with indefinite terms: in Sweden, approximately 42 of the Company’s 73 employees are represented by the Ledarna (SALF), Metall, or Svenska Industritjanstemanna Forbundet unions; in Germany, approximately 80 of the Company’s 173 employees are represented by the IG Metall (Metalworkers Union). The Company considers relations with its employees and with its unions to be good.

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
     The Company relies on subcontractors to help manufacture its products and if they are unable to adequately supply components and products, the Company may be unable to deliver products to customers on time or without defects. The Company utilizes a number of unaffiliated subcontractors to manufacture components for the Company’s products. Because the Company relies on subcontractors, however, the Company cannot be sure that it will be able to maintain an adequate supply of components or products. Moreover, the Company cannot be sure that the components the Company purchases will satisfy the Company’s quality standards and be delivered on time. The Company’s business could suffer if it fails to maintain its relationships with its subcontractors or fails to develop sufficient alternative sources for its purchased components.
     The Company’s business is subject to risks as a result of its international operations. A significant portion of the Company’s business is conducted internationally. Accordingly, future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, regulatory, political and economic conditions in a specific country or region, trade protection measures and other regulatory requirements, business and government spending patterns, and natural disasters. Because the Company generates revenues and expenses in various currencies, including the U.S. dollar, euro, Swedish krona, British pound, and Japanese yen, the Company’s financial results are subject to the effects of fluctuations of currency exchange rates. The Company cannot predict, however, when exchange rates or price controls or other restrictions on the conversion of foreign currencies could impact the Company’s business. Any or all of these factors could have an adverse impact on the Company’s business and results of operations.
     The Company’s growth strategy may include alliances and/or licenses or acquisitions of technologies or businesses, which entail a number of risks. As part of the Company’s strategy to grow its business, the Company may pursue alliances and/or licenses of technologies from third parties or acquisitions of complementary product lines or companies, and such transactions could entail a number of risks. The Company may expend significant costs in investigating and pursuing such transactions, and such transactions may not be consummated. If such transactions are consummated, the Company may not be successful in integrating the acquired technology or business into the Company’s existing business to achieve the desired synergies. Integrating acquired technologies or businesses may also require a substantial commitment of the Company’s management’s time and attention. The Company may expend significant funds to implement an alliance and/or acquire such technologies or businesses, and may incur unforeseen liabilities in connection with any alliance and/or acquisition of a technology or business. Any of the foregoing risks could result in an adverse effect on the Company’s business, results of operations and financial condition.
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
     Reliance on significant customers. In fiscal 2011, the Company had one significant customer that individually accounted for 14% of net sales. The Company anticipates, but cannot assure, that this customer will continue to be significant in fiscal 2012. The loss of, or a significant decrease in sales to, this customer would have a material adverse effect on the Company’s financial condition and results of operation. In addition, the Company’s ten largest customers accounted for approximately 40% of the Company’s net sales for the fiscal year ended June 30, 2011.
     Banking and financing relationships. The Company’s continued effective operating presence in the marketplace is dependent upon its financing arrangements with its banks. The Company cannot predict if those relationships will always be supportive.
Industry Risks
     If the United States and other significant global economies are impacted by a recession, the demand for the Company’s products could remain lower and the Company’s revenue may be materially adversely affected. The demand for the Company’s products is dependent upon various factors, many of which are beyond the Company’s control. For example, general economic conditions may affect or delay expenditures for advertising and printing, which may in turn affect the overall capital spending by publishers and printers, particularly for capital equipment such as printing presses. If, as a result of general economic uncertainty or otherwise, companies reduce their capital spending levels, such a decrease in spending could reduce demand for the Company’s products and have a material adverse effect on the Company’s business.

     Financial markets throughout the world have experienced disruption, including volatility in securities prices, diminished liquidity and credit availability, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments along with any extended economic downturn have and will adversely impact the Company’s business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. Reduced capital spending by OEMs and end users has already adversely affected and may continue to adversely affect the Company’s product sales, which could necessitate further testing for impairment of goodwill, other intangible assets, and long-lived assets and may require an additional valuation allowance with respect to the Company’s deferred tax assets. In addition, cost reduction actions may be necessary which would lead to additional restructuring charges. As credit in financial markets tightens, the general economic downturn has adversely affected the ability of the Company’s customers and suppliers to obtain financing for significant purchases. The tightening could result in a decrease in or cancellation of orders for the Company’s products and services, could negatively impact the Company’s ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable, and in the event of continued contraction in the Company’s sales, could lead to an additional write-down of inventory.
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
Risks associated with indebtedness
     The Company has indebtedness. As of June 30, 2011, the Company’s total indebtedness was $24,213. Borrowings under the Company’s Credit Agreement with Bank of America, N.A., certain other Lenders (the “Credit Agreement”) are secured by the assets of the Company. Under the terms of the Credit Agreement, the Company is required to satisfy certain financial covenants. At June 30, 2011, the Company was in compliance with the financial covenants contained in its Credit Agreement.
     The Company expects to continue to be in compliance with the covenants in the Credit Agreement, as amended, but a significant decline in the Company’s financial performance could have a material adverse effect on the Company, including the Company’s ability to retain its existing financing or obtain additional financing; or any such financing may not be available on terms favorable to the Company. The Company’s ability to make expected repayments of borrowings under its Credit Agreement and to meet its other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.
     The Company’s Credit Agreement matures July 2, 2012, and the Company may be unable to renew or replace this financing. The Company is in discussions regarding replacement of its Credit Agreement and anticipates finalizing a replacement Credit Agreement prior to July 2, 2012 although there are no assurances that such agreement will be completed by the loan maturity date.
Item 1B. Unresolved Staff Comments
     None

Item 2. Properties
     The Company owns an idle facility in Sweden and leases various manufacturing and office facilities aggregating approximately 424,000 square feet at June 30, 2011. The table below presents the locations and ownership of these facilities: (in thousands)

	Square	Square	Total
	Feet	Feet	Square
	Owned	Leased	Feet
United States	—	97	97
Germany	—	144	144
Sweden	23	53	76
Japan	—	30	30
U.K	—	39	39
All other, foreign	—	38	38

Total square feet owned and leased	23	401	424

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
Item 4. Removed and Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Class A Common Stock
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

	High	Low
2009 (calendar year)

First Quarter	$1.80	$0.73
Second Quarter	$1.31	$0.87
Third Quarter	$1.63	$0.96
Fourth Quarter	$2.00	$1.15

2010 (calendar year)

First Quarter	$1.38	$1.02
Second Quarter	$1.57	$1.17
Third Quarter	$1.38	$1.14
Fourth Quarter	$1.36	$1.05

2011 (calendar year)

First Quarter	$1.66	$1.28
Second Quarter	$1.78	$1.12
Third Quarter (through September 15, 2011)	$1.36	$0.87
     Class B Common Stock
     The Company’s Class B Common Stock has no established public trading market. However, shares of Class B Common Stock are convertible, one-for-one, into shares of Class A Common Stock, upon demand. During the fiscal year ended June 30, 2011, no holders of the Company’s Class B Common Stock converted shares into shares of the Company’s Class A Common Stock.
     Approximate Number of Equity Security Holders
     As of September 8, 2011, the number of record holders of the Company’s Class A Common Stock and Class B Common Stock totaled 205 and 29, respectively. The Company believes, however, that there are approximately 1,300 beneficial owners of its Class A Common Stock.
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

     Purchases of Equity Securities by Issuer and Affiliated Purchasers
     There was no activity under the Company’s stock repurchase program during the quarter ended June 30, 2011.
     Performance Graph
     The following Performance Graph compares the Company’s cumulative total stockholder return on its Class A Common Stock for the five fiscal years ended June 30, 2011 with the cumulative total return of the NYSE Amex Composite Index, and a peer group composed of publicly traded companies (customers and competitors) in the printing equipment business. The companies included in the peer group are: Baldwin Technology Company, Inc., Heidelberger Druckmaschinen, Koenig & Bauer AG, Komori Corporation, Presstek, Inc. and technotrans AG (the currencies of all foreign listed companies were converted to USD for the time periods indicated). The comparison assumes $100 was invested on June 30, 2006 in the Company’s Class A Common Stock and in each of the foregoing indices and assumes reinvestment of all dividends. Total stockholder return was calculated using the closing price of the stock on the last trade date of each fiscal year. The stock price performance shown is not intended to forecast or be indicative of the possible future performance of the Company’s Class A Common Stock.
Comparison of Five Year Cumulative Total Return (*) Among Baldwin Technology
Company Inc., the NYSE Amex Composite Index and a Peer Group

	Baldwin Technology
For the year ended June 30,	Company, Inc.	Peer Group	NYSE Amex Composite
2007	111.67	109.33	125.36
2008	43.70	62.78	124.63
2009	18.52	27.76	92.01
2010	21.85	33.00	108.97
2011	22.04	28.25	146.13

*	$100 invested on June 30, 2006 in stock or index — including reinvestment of dividends. (Fiscal year ending June 30.)
     Unregistered Sales of Equity Securities
     On July 8, 2010, the Company entered into an advisory agreement (the “Advisory Agreement”) with OBX Partners LLC (“OBX”), a Florida limited liability company, under which OBX acted as a financial advisor and strategic consultant to the Ad Hoc Advisory Committee of the Board of Directors of the Company. As part of the consideration for the services to be rendered pursuant to the Advisory Agreement, the Company granted to OBX an option (the “OBX Option”) to purchase 300,000 shares of the Company’s Class A Common Stock (the “Shares”) at an exercise price per share of $1.26, exercisable on or after October 1, 2011. The OBX Option will terminate on September 30, 2020. Neither the OBX Option nor the Shares to be issued upon exercise of the OBX Option have been registered under the Securities Act of 1933 in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
     On September 28, 2010 the Company entered into Amendment #8 to the Credit Agreement (“Amendment #8”) with BofA as agent and with the other lenders. Under the terms of Amendment #8, the Company issued to each of the Company’s three lenders Warrants with a term of ten years to purchase an aggregate of 352,671 shares of the Company’s Class A Common Stock for a purchase price of $0.01 per share (the “2010 Warrants”). The 2010 Warrants contain a cashless exercise provision which permits the holders to exercise at any time at which the then fair market value of the Class A Common Stock exceeds the $0.01 per share warrant exercise price. The 2010 Warrants also contain a put provision that enables the holders after September 28, 2012 to request a cash settlement equal to the then fair market value of the 2010 Warrants in an amount not to exceed $1.50 per share. Neither the 2010 Warrants nor the shares of Class A Common Stock issuable upon exercise of the 2010 Warrants have been registered under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

     On May 16, 2011 the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with BofA as agent and the other lenders. Under the terms of Amendment No. 10, the Company issued to each of the Company’s three lenders Warrants with a term of ten years to purchase an aggregate of 372,374 shares of the Company’s Class A Common Stock for a purchase price of $0.01 per share (the “2011 Warrants”). The 2011 Warrants contain a cashless exercise provision which permits the holders to exercise at any time at which the then fair market value of the Class A Common Stock exceeds the $0.01 per share warrant exercise price. The 2011 Warrants also contain a put provision that enables the holders thereof after May 16, 2 013 to request a cash settlement equal to the then fair market value of the 2011 Warrants in an amount not to exceed $1.50 per share. Neither the 2011 Warrants nor the shares of Class A Common Stock issuable upon the exercise of the 2011 Warrants have been registered under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data
     Not completed due to Registrant’s status as a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     (amounts in thousands except share and per share data)
     General. The following is management’s discussion and analysis of certain factors which have affected the Consolidated Financial Statements of Baldwin Technology Company, Inc. (“Baldwin” or the “Company”).
Forward-looking Statements
     Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the ability to comply with requirements of credit agreements; the availability of funding under such agreements; the ability to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (ii) general economic conditions in the U.S. and other foreign locations, (iii) the ability to obtain, maintain and defend challenges against valid patent protection of certain technology, primarily as it relates to the Company’s cleaning systems, (iv) material changes in foreign currency exchange rates versus the U.S. Dollar, (v) changes in the mix of products and services comprising revenues, (vi) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (vii) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (viii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which should be read in conjunction herewith.
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
Revenue Recognition. The Company’s products are sold with varying terms and conditions depending on the nature of the product sold and the geographic location of the customer. The Company’s revenues also include installation and service contracts. The Company may also enter into multi-element revenue arrangements that may consist of multiple deliverables of its product and service offerings. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sale price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:
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
     Multiple-Element Arrangements — In July 2010 the Company adopted ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires the Company to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminated the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which the Company recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25.
     The new guidance changed the criteria required to (1) separate deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) to allocate the arrangement’s consideration to each unit in the arrangement (such as, equipment, installation or commissioning services). The Company now determines an estimated selling price for each separate deliverable following a hierarchy of evidence — Vendor-specific objective evidence (“VSOE”), Third Party Evidence (“TPE”) and, if VSOE and TPE do not exist, best estimate of selling price (“BESP”).
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
     Typically, the Company is unable to determine VSOE for the installation and commissioning services portion, as well as, the equipment portion of a multiple-element arrangement. Since the Company does not sell its installation and commissioning services on a stand-alone basis, the Company is not able to determine VSOE for these portions of a multiple-element arrangement. In addition, in certain instances, similar equipment included in a multiple-element arrangement is sold separately in stand-alone arrangements as customers may perform installations themselves. The Company has determined that the applicability of this stand-alone pricing is not appropriate to serve as the VSOE for equipment in multiple-element arrangements since this pricing considers the geographies in which the products or services are sold, major product and service groups, customer classification (OEM versus End User) and other market variables.
•	TPE — Third party (competitor, subcontractors, etc.) sales prices for the same or largely interchangeable products or services to similar customers in stand-alone sales. TPE can only be used if VSOE is not available.
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
     The revenue allocated to each deliverable is then recorded in accordance with existing revenue recognition guidance for stand-alone product/equipment sales and unbundled services.
     Prior to the adoption of the amended guidance for contracts which contain multiple element arrangements the Company separated the arrangement into its stand-alone elements for revenue recognition purposes: (i) when the delivered item had value to the customer on a stand-alone basis, (ii) there was objective and reliable evidence of the fair value of the undelivered item and (iii) the arrangement did not include a general right of return. If all these criteria were met revenue was recognized on each element as a separate unit of accounting. If these criteria were not met, the arrangement was accounted for as one unit of accounting which would result in revenue being deferred until the last undelivered contractual element was fulfilled.

     Based on the Company’s current sales strategies, the newly adopted accounting guidance for revenue recognition did not have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements.
Additional Revenue Recognition Policies
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
     The Company sometimes uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment or product and risk of loss have passed to the ultimate customer, who then becomes obligated to pay with no right of return. In addition, the Company reviews all alliance agreements to determine whether revenue should be recognized on a gross or net basis and recognizes revenue as appropriate in the circumstances.
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
     Baldwin records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Baldwin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Baldwin were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should Baldwin determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to income in the period such determination is made. Deferred tax assets and liabilities are determined using statutory tax rates for temporary differences between book and tax bases of assets and liabilities, as well as the effects of net operating losses carried forward in certain tax jurisdictions in which the Company operates that may be utilized to offset future taxable income and similar tax credits carried forward that may be utilized to reduce future taxes payable. The Company records valuation allowances on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowances, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on overall economic conditions and current business conditions that affect the Company. These management judgments are therefore subject to change based on factors that include, but are not limited to (1) changes in the profitability of the Company’s subsidiaries as well as for the Company as a whole, (2) the ability of the Company to successfully execute its tax planning strategies, and (3) the accuracy of the Company’s estimate of the potential effect that changes in tax legislation in the jurisdictions where the Company operates may have on the Company’s future taxable profits. Failure by the Company to achieve forecasted taxable income or to execute its tax planning strategies may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income or successfully execute its tax planning strategies include, but are not limited to, increased competition, general economic conditions, a decline in sales or earnings, loss of market share, delays in product availability and changes in tax legislation. In fiscal year 2011 the tax rate was negatively impacted by recognition of valuation allowances. The Company recorded valuation allowances of approximately $11,458 on certain domestic and foreign deferred tax assets and $1,826 on a domestic capital loss carryforward including capital loss and foreign tax credit carryforwards of $1,798 and $1,469, respectively.
     The Company tests goodwill for impairment at the reporting unit level at least annually in May of each fiscal year. The Company has identified six reporting units in accordance with ASC 350-20-35 as the lowest level of an entity that is a business, that can be distinguished from other activities, operations, and assets of the entity and for which discrete financial information is available and regularly reviewed by management.
     The fair value of each reporting unit is determined utilizing an equal weighting of a combination of income and market approaches of the reporting unit and comparing the fair value with its recorded book value. The income approach applies a discounted cash flow methodology to the Company’s future period projections, and a market approach compares the Company’s multiples of revenues and earnings with those of comparable companies. The Company considers the combination of valuation techniques, which utilizes internal analysis and external valuations and utilizes both income and market approaches to determine fair value, provides a better estimate of the fair value of the reporting unit as opposed to reliance on one valuation technique. Significant estimates and assumptions are inherent in the valuations that reflect a consideration of other marketplace participants, the amount and timing of future cash flows (including expected growth rates and profitability) and the discount rate applied to cash flows. Unanticipated market or macroeconomic events or circumstances may occur that could affect the accuracy or validity of the estimates and assumptions used in the determination of fair value. A significant reduction in the estimated fair values could result in impairment charges that could materially affect financial statements in any given year.
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
     At June 30, 2011 the annual impairment test for goodwill indicated that all reporting unit fair values exceeded their respective recorded values. However, the estimated fair value of the German reporting unit which exceeded its carrying value by approximately 12% has been disproportionally impacted by the economic downturn. The current valuation has the reporting unit returning to sales and earnings more consistent with the Company’s long-term business plans. Failure to achieve the plans or further or continued deterioration of macro economic conditions could result in a valuation that could trigger an impairment of goodwill. The amount of goodwill at the German reporting unit is approximately $13 million.

     During fiscal year ended June 30, 2009 as a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company assessed the recoverability of its goodwill carrying value as required. A two-step process was used to test goodwill impairment. The first step was to determine if there was an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its estimated fair value. Upon indication of impairment, a second step would be performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.
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
     For Stock-Based Compensation, the Company uses the Black-Scholes option pricing model to determine the fair value of stock options issued as compensation to employees and non-employee directors. The model determines a fair value based on a number of key variables including the grant date price of the Company’s common stock and the related exercise or strike price, estimated dividend yield, estimated term of the option prior to exercise, risk free rate of interest over the estimated term and a measure of the volatility of the Company’s common stock over the estimated term. Certain of these variables encompass a degree of subjectivity whose variability could result in significantly different values for the grant date fair value of stock option awards. In addition, the Company recognizes share-based compensation cost based upon the number of awards that are expected to vest. This method implicitly includes an estimate for forfeitures based on employee turnover, reductions in force and other factors specific to the award recipient population. The Company has a policy to review its estimate of award forfeitures on an annual basis or when specific facts and circumstances warrant additional review.

Results of Operations
     Baldwin is a leading global supplier of process automation equipment for the commercial and newspaper printing industries. The Company offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Boca Raton, Florida, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia, Australia and Europe. Baldwin’s technology and products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems and drying systems, blending and packaging services, and related services and parts.
     The Company manages its business as one reportable business segment built around its core competency in process automation equipment.
Overview for Fiscal Year ended June 30, 2011
•	Revenues increased 16%, versus the prior year comparable period.

•	Backlog of $36,579 at June 30, 2011 increased 8% versus June 30, 2010.

•	Order intake was up 23% versus the prior year comparable period.

•	The Company recorded additional restructuring charges of $2,966 and anticipates associated savings of approximately $6,000 on an annual basis.

•	The Company completed the integration of Nordson UV, a manufacturer of ultraviolet curing systems, lamps and parts it acquired as of June 30, 2010. Operating results of the acquired entities are included in the results of operations from the date of acquisition .

•	The Company has classified its non-core food blending and packaging business as a discontinued operation. The food blending business was sold on June 3, 2011.
     See the discussion below related to consolidated results of operations and liquidity and capital resources from continuing operations.
Fiscal Year Ended June 30, 2011 versus Fiscal Year Ended June 30, 2010
Consolidated Results
     Net Sales. Net sales for the fiscal year ended June 30, 2011 increased $22,300, or 16%, to $160,899 from $138,599 for the year ended June 30, 2010. Foreign currency translation had a favorable impact of $4,537. The acquired graphic arts UV curing business contributed net sales of approximately $17,052 during the fiscal year ended June 30, 2011.
     In Europe, net sales increased approximately $8,206, including $572 of favorable foreign currency translation. The increase was primarily attributable to the additional revenue from the acquired UV curing business. Partially offsetting this increase was reduced demand for the Company’s products as a result of the global economic contraction, lack of available financing sources for equipment purchases by our customers, and OEM press manufacturers experiencing reduced shipment volume primarily in the first nine months in the fiscal year ended June 30, 2011.
     Net Sales in the Americas increased $9,454 and reflects additional sales of products acquired in the UV business acquisition coupled with improved cleaning and spray dampening equipment sales.
     In Asia/Australia, net sales increased approximately $4,640, including $3,965 of favorable foreign currency translation. The increase reflects higher shipments of cleaning and spray dampening equipment to the markets in China, partially offset by lower newspaper equipment shipments in Japan.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2011 increased to $47,043 (29.2% of sales) versus $41,371 (29.8% of sales) for the fiscal year ended June 30, 2010. Net, favorable foreign currency translation increased gross profit by $1,428 for the 2011 fiscal year. Margins for the 2011 fiscal year were negatively impacted primarily by a non-cash inventory write-down of $1.0 million in the fiscal fourth quarter. Excluding the impact of the non-cash write-down of inventory, gross margin was 30.0%. Ongoing margin initiatives, (global sourcing, manufacturing in lower cost countries and standardization of components and controls), combined with higher margins from the UV curing business, helped offset the negative impact from lower equipment sales outside of the Americas in the first nine month period of fiscal year 2011.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) of $35,967 for the fiscal year ended June 30, 2011 increased $4,284, or 14%, versus the fiscal year ended June 30, 2010. Foreign currency translation had an unfavorable impact of $1,176 in fiscal year 2011.
     G&A expenses for the fiscal year ended June 30, 2011 increased $2,641, or 14%, including unfavorable foreign currency translation of $655 in fiscal year 2011. The increase primarily reflects additional G&A expenses of $1,619 associated with the acquired graphic arts UV curing business. In addition, the Company incurred approximately $1,006 of costs associated with termination agreements with the Company’s former CEO and CFO, and other professional/consulting fees of $1,190 primarily related to an internal controls investigation at its subsidiary in Japan. Partially offsetting these increases were lower fees of $911 incurred in fiscal year 2010 related to an investigation into internal control matters, lower acquisition and bank amendment fees of $580, lower bad debt expense of $210 and lower costs associated with savings from announced restructurings.
     Selling expenses for the fiscal year ended June 30, 2011 increased $1,643, or 13%, and include unfavorable currency translation of $521 in fiscal year 2011. The increase primarily reflects additional selling expenses of $1,912 associated with the acquired Nordson UV curing business, partially offset by lower use of outside subcontractors, lower expenses associated with trade shows and savings from restructuring actions.
     Engineering and Development Expenses. Engineering and development expenses for the fiscal year ended June 30, 2011 increased $1,032, or 8%, including $378 of unfavorable currency translation in fiscal year 2011. The increase primarily reflects additional expenses of $681 associated with the acquired Nordson UV curing business.
     Restructuring. The Company recorded $2,966 of restructuring costs during the fiscal year ended June 30, 2011 versus $540 in the comparable prior year. The current year restructuring plan was designed to achieve operational efficiencies in Germany, Japan, Sweden and the UK and consists of employee terminations, consolidation of facilities and fixed asset write downs. The FY 2010 plan was designed to achieve operational efficiencies in Germany and consisted entirely of employee terminations.
     Legal Settlement. During the fiscal year ended June 30, 2010, the Company recorded a net gain on the settlement of a patent infringement lawsuit of $9,266. Please refer to Note 20 in Notes to Consolidated Financial Statements for further discussion of this settlement.
     Interest, Net and Other. Interest expense, net, of $2,133 for the fiscal year ended June 30, 2011 decreased $925 versus the fiscal year ended June 30, 2010. Fiscal year 2010 interest expense included costs incurred during the first quarter of fiscal year 2010 related to an amendment to the Company’s Credit Agreement. Certain costs associated with the amendment, together with legacy deferred financing costs aggregating approximately $1,183, were charged to expense during the quarter ended September 30, 2009. After giving effect to these expenses, interest expense increased $258. The increase was attributable to higher debt and interest rates.
     Other income and expense, net, was an expense of $112 versus an expense of $406 for the periods ended June 30, 2011 and 2010, respectively, and primarily reflects net foreign exchange transaction gains and losses.
     Gain on Bargain Purchase. During the fourth quarter of fiscal year ended June 30, 2010, the Company completed the previously announced acquisition of the Nordson UV curing business and recorded a net gain of $2,960 on the bargain purchase, representing the excess of net assets acquired over the consideration paid. Please refer to Note 15 to the Consolidated Financial Statements for further discussion.

     Income (Loss) Before Income Taxes from continuing operations. Loss from continuing operations before income taxes for the fiscal year ended June 30, 2011 was $8,634 compared to income from continuing operations before income taxes of $4,443 for the fiscal year ended June 30, 2010. The loss for the fiscal year ended June 30, 2011 includes the restructuring charges of $2,966 mentioned above. The income for fiscal year ended June 30, 2010 included the previously mentioned gain on legal settlement of $9,266 and the gain on bargain purchase of $2,960.
     Income Taxes.
     The Company recorded an income tax expense of $3,508 for the fiscal year ended June 30, 2011 versus an expense of $937 for the fiscal year ended June 30, 2010. The effective tax rates of -40.6% and 21.1% for the fiscal years ended June 30, 2011 and 2010, respectively differ from the statutory rate of 34%.
     In fiscal year 2011 the tax rate was negatively impacted by recognition of valuation allowances. The Company recorded valuation allowances of approximately $11,458 on certain domestic and foreign deferred tax assets and including capital loss and foreign tax credit carryforwards of $1,798 and $1,469, respectively. In fiscal year 2010 the tax rate benefited by release of foreign contingency reserves, the gain on the Nordson UV bargain purchase and the foreign rate differential offset by negative impacts of adjustments to valuation allowance related to a foreign tax credit and net operating loss utilization. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required.
     Net Income (Loss) from continuing operations. The Company’s net loss from continuing operations was $14,605 for the fiscal year ended June 30, 2011 compared to net income of $3,877 for the fiscal year ended June 30, 2010.
     Discontinued Operations
     During the quarter ended March 31, 2011 the Company announced its decision to discontinue its non-core food blending and packaging business. As a result of this decision, and having met the criteria to be reported as a discontinued operation, the assets, liabilities, results of operation and cash flows of the food blending and packaging business are classified as discontinued operations for all periods presented.
     Additionally, as a result of its decision to discontinue the food blending and packaging business, the Company performed an assessment as to the recoverability of goodwill, intangibles and fixed assets associated with the discontinued operation. Based on these assessments, the Company recorded a pre-tax impairment charge of $2,449 related to goodwill, intangibles and fixed assets associated with the discontinued operation. The food blending business was sold on June 3, 2011.

Revenues and net income (loss) of the food blending and packaging business included in discontinued operations for the fiscal years ended June 30 are as follows:

	For the year ended
	June 30, 2011	June 30, 2010
	(in thousands)
Revenues	$6,161	$9,182

Pre-tax (loss) income from operations of blending and packaging business, excluding impairment	(670)	579

Pre-tax loss for impairment of blending and packaging assets:
Goodwill	(1,349)	—
Intangibles, net	(356)	—
Fixed assets	(668)	—
Other write offs/accruals	(76)	—

	(2,449)	—

Pre-tax (loss) income from discontinued operations	(3,119)	579
Tax (benefit) provision	(657)	208

(Loss) income from discontinued operations	$(2,462)	$371

     Non-GAAP Financial Measures. Consolidated EBITDA and Adjusted EBITDA are non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. These non-GAAP measures are provided because management of the Company uses these financial measures as an indicator of business performance in maintaining and evaluating the Company’s on-going financial results and trends. The Company believes that both management and investors benefit from referring to these non-GAAP measures in assessing the performance of the Company’s ongoing operations and liquidity and when planning and forecasting future periods. These non-GAAP measures also facilitate management’s internal comparisons to the Company’s historical operating results and liquidity. The following is a reconciliation of the net income (loss) as reported to Consolidated EBITDA and Adjusted EBITDA from continuing operations.

	Year Ended	Year Ended
EBITDA and Adjusted EBITDA Calculation	June 30, 2011	June 30, 2010
	(in thousands)
Net (loss) income from continuing operations	$(12,142)	$3,506
Add back:
Provision for income taxes	3,508	937
Interest, net	2,133	3,058
Depreciation and amortization	2,828	2,416

EBITDA	$(3,673)	$9,917

Adjustments:
Restructuring charges	2,966	540
Former CEO and CFO termination charges	1,006	—
Inventory step up	243	—
Legal settlement gain	—	(9,266)
Gain on bargain purchase	—	(2,960)
Other non-routine items	1,190 (a)	1,494 (b)

Adjusted EBITDA	$1,732	$(275)

(a)	Adjustment primarily represents costs incurred in connection with the Japanese subsidiary investigation, certain consulting fees and other non-routine charges

(b)	Adjustment represents non-routine charges for special investigation costs of $911, acquisition closing costs of $332 and bank amendment fees of $251

Overview for Fiscal Year ended June 30, 2010
     The market for printing equipment faced and continued to face significant economic challenges in fiscal year 2010. Several of the Company’s largest customers (major OEM press manufacturers) reported weakness in orders and sales, particularly for commercial presses. These events translated into a lower level of business activity for the Company and were reflected in lower order intake and reduced shipment levels of the Company’s equipment. As a result of the slowing global economy, the Company implemented cost reduction and restructuring programs designed to mitigate the impact of the continuing weak market for printing equipment.
•	Revenues declined 17.3%, versus the prior year comparable period.

•	Backlog of $33,917 at June 30, 2010 decreased 12% versus June 30, 2009.

•	Order intake was down 18% versus the prior year comparable period.

•	Cash flow provided by operations during the year ended June 30, 2010 of $11,507 reflected cash generated from operations supplemented by cash received from settlement of a long standing patent infringement lawsuit.

•	The Company recorded additional restructuring charges of $540.

•	As of June 30, 2010 the Company successfully completed the previously announced acquisition of Nordson UV, a manufacturer of ultraviolet curing systems, lamps and parts.
     See discussion below related to consolidated results of operations and liquidity and capital resources from continuing operations. Amounts in the following discussion have been adjusted from prior year to reflect the discontinued food blending and packaging business.
Fiscal Year Ended June 30, 2010 versus Fiscal Year Ended June 30, 2009
Consolidated Results
     Net Sales. Net sales for the fiscal year ended June 30, 2010 decreased $29,073, or 17.3%, to $138,599 from $167,672 for the year ended June 30, 2009. Currency rate fluctuations effecting the Company’s overseas operations increased net sales for the current period by $4,490. The revenue decrease primarily reflects weakness in demand for the Company’s equipment offerings.
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
     In Asia/Australia, particularly Japan, net sales decreased approximately $9,702, including $3,177 of favorable effects from exchange rate fluctuations. The decrease reflects the impact of the slowing Asian economies in the commercial and newspaper markets in Japan for the Company’s cleaning equipment.
     Net Sales in the Americas decreased $6,519, primarily reflecting lower demand in the U.S. commercial market for cleaning systems.
     Gross Profit. Gross profit for the fiscal year ended June 30, 2010 decreased to $41,371 (29.1% of sales) versus $47,184 (28.1% of sales) for the fiscal year ended June 30, 2009. Fiscal year 2009 gross profit was negatively impacted by an inventory write-off in the U.S. of $4,250 or 2.5% associated with a deteriorating macro-economic environment, a decision to transfer equipment manufacturing from the U.S. to Germany, a general restructuring of the U.S. operations and the inability of the U.S. operations to reach target goals for inventory utilization. Currency rate fluctuations increased gross profit by $1,585 in the 2010 fiscal year. Gross profit as a percentage of net sales decreased after giving effect to the inventory write-off, (to 28.1% from 30.6%) primarily as a result of continued pricing pressures from OEMs and end users and unfavorable overhead absorption related to the reduced volumes.

Partially offsetting these impacts were lower costs associated with announced restructuring and cost saving initiatives resulting in lower direct and indirect labor and associated fringe benefits, lower subcontractor and lower technical service costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) of $31,683 for the fiscal year ended June 30, 2010 decreased $3,383, or 10%, versus the fiscal year ended June 30, 2009. Currency rate fluctuations effecting the Company’s overseas operations increased SG&A expenses for fiscal year 2010 by $898.
     G&A expenses for the fiscal year ended June 30, 2010 decreased $1,644, or 8%, including unfavorable exchange effects of $427 compared to the fiscal year ended June 30, 2009. This decrease primarily reflects cost reduction actions leading to reductions in compensation, benefit costs, outside service costs, insurance, travel, annual meeting and investor relations costs, together with reduced cash discounts and lower bad debt expense. These reductions were partially offset by approximately $900 of costs related to a special investigation into violation of the Company’s internal control procedures, expenses associated with the Nordson UV acquisition of $330 and bank amendment fees of $250.
     Selling expenses for the fiscal year ended June 30, 2010 decreased $1,739, or 12%, including unfavorable exchange effects of $471 compared to the fiscal year ended June 30, 2009. The decrease in selling expenses reflected reduced salary, benefit and other associated employee costs commensurate with reductions in headcount, cost reduction actions and the lower level of sales activity.
     Engineering and Development Expenses. Engineering and development expenses for the fiscal year ended June 30, 2010 decreased $1,522, or 10%, and included $412 of unfavorable exchange effects versus the fiscal year ended June 30, 2009 and reflected reduced salary, benefit and other associated employee costs commensurate with reductions in headcount. Engineering and development expenses were approximately 8% of sales for each of the fiscal years ended June 30, 2010 and June 30, 2009.
     Restructuring. The Company recorded $540 of restructuring costs during the fourth quarter of fiscal year ended June 30, 2010 versus $4,747 in the comparable prior year period. The current year restructuring plan was designed to achieve operational efficiencies in Germany and consists of employee terminations. The fiscal year 2009 plan consisted primarily of reductions in employment levels and the consolidation of production facilities in Germany in response to continued weak market conditions.
     Impairment of Goodwill. The Company’s annual impairment testing of goodwill for the fiscal year ended June 30, 2010 indicated no impairment. In fiscal year 2009, as a result of the deteriorating macro-economic environment, the continued market volatility and the Company’s decreased market capitalization, the Company’s goodwill impairment assessment indicated an impairment of goodwill and the Company recorded a non-cash goodwill impairment charge of $5,658 related to its Japanese reporting unit during the third quarter of fiscal year 2009.
     Legal Settlement. During the fiscal year ended June 30, 2010, the Company recorded a net gain on the settlement of a patent infringement lawsuit of $9,266. Please refer to Note 20 in Notes to Consolidated Financial Statements for further discussion of this settlement.
     Interest, Net and Other. Interest expense, net, of $3,058 for the fiscal year ended June 30, 2010 increased $790 versus the fiscal year ended June 30, 2009. Interest expense included costs incurred during the first quarter of fiscal year 2010 related to an amendment to the Company’s Credit Agreement. Certain costs associated with the amendment, together with legacy deferred financing costs aggregating approximately $1,183, were charged to expense during the quarter ended September 30, 2009. The increase was partially offset by $423 resulting from lower average debt and lower interest rates in fiscal year 2010 versus the year ended June 30, 2009. Currency rate fluctuations had no impact in the fiscal year ended June 30, 2010.
     Other income and expense, net, was an expense of $406 versus income of $867 for the periods ended June 30, 2010 and 2009, respectively, and primarily reflected net foreign exchange gains and losses.

     Gain on Bargain Purchase. During the fourth quarter of the fiscal year ended June 30, 2010, the Company completed the previously announced acquisition of the Nordson UV curing business and recorded a net gain of $2,960 on the bargain purchase, representing the excess of net assets acquired over the consideration paid. Please refer to Note 15 to the Consolidated Financial Statements for further discussion.
     Income (Loss) Before Income Taxes for Continuing Operations. Income before income taxes for the fiscal year ended June 30, 2010 was $4,443 compared to a loss before income taxes of $14,677 for the fiscal year ended June 30, 2009. The income before income taxes includes the previously mentioned gain on the legal settlement of $9,266 and the gain on the bargain purchase of $2,960. The loss before income taxes for the fiscal year ended June 30, 2009 included the previously mentioned goodwill impairment charge of $5,658, restructuring charges of $4,747 and additional inventory reserve totaling $4,250.
     Income Taxes. The Company recorded an income tax expense of $1,937 for the fiscal year ended June 30, 2010 versus a benefit of $2,328 for the fiscal year ended June 30, 2009. The effective tax rates of 22.8% and 14.6% for the fiscal years ended June 30, 2010 and 2009, respectively, differ from the statutory rate. In fiscal year 2010 the tax rate benefited by the release of foreign contingency reserves, the gain on bargain purchase and a foreign rate differential offset by negative impacts of adjustments to the valuation allowance related to a foreign tax credit and net operating loss utilization. In fiscal year 2009 the tax rate was negatively impacted by: (a) no benefit recognized for losses incurred in certain countries as the realization of such benefits was not more likely than not, and (b) foreign and domestic permanent items including the non-deductibility of the fiscal year 2009 goodwill impairment charge. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required.
     Net Income (Loss) from Continuing Operations. The Company’s net income was $3,506 for the fiscal year ended June 30, 2010 compared to a net loss of $(12,349) for the fiscal year ended June 30, 2009.
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

	2010	2009
	(in thousands)
Net income (loss) as reported from continuing operations	$3,506	$(12,349)
Provision for income taxes	937	(2,328)
Interest, net	3,058	2,268
Depreciation and amortization	2,416	2,508

EBITDA	$9,917	$(9,901)

Impact of Inflation
     The Company’s results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

Liquidity and Capital Resources
     The Company’s cash flow from operating, investing and financing activities from continuing operations as reflected in the Consolidated Statement of Cash Flows are summarized in the tables below.

	Years Ended June 30,
	2011	2010	2009
	(in thousands)
Cash flow from operating activities:
Net cash (used) provided by operating activities	$(1,584)	$10,564	$1,646

     Net cash from operating activities for the year ended June 30, 2011 decreased $12,148 compared to fiscal year 2010. The decrease in cash from operating activities was primarily attributable to: (i) receipt of proceeds from a legal settlement of $9,266 in the fiscal year ended June 30, 2010 and (ii) an increase in working capital requirements due to higher sales in the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.
     Net cash from operating activities for the year ended June 30, 2010 increased $8,918 compared to fiscal year ended June 30, 2009. The increase in cash provided was primarily attributable to: (i) receipt of proceeds from a legal settlement of $9,266, (ii) a decrease in working capital requirements due to lower sales in the fiscal year ended June 30, 2010 compared to fiscal year ended June 30, 2009 and (iii) lower restructuring payments. Partially offsetting these increases in cash was lower operating income, after adjusting for one-time items, in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 primarily as the result of lower sales..

	Years Ended June 30,
	2011	2010	2009
	(in thousands)
Cash flow from investing activities:
Property and intangibles	$(902)	$(592)	$(1,842)
Cash received in acquisition	—	728	—

Net cash (used in) investing activities	$(902)	$136	$(1,842)

     In fiscal years 2011, 2010 and 2009, the Company utilized $902, $592 and $1,842, respectively for investing activities primarily for additions to property, plant and equipment and intangibles (primarily patents). In addition, in the fiscal year ended June 30, 2010 the Company received $728 of cash associated with the Nordson UV curing business acquisition.

	Years Ended June 30,
	2011	2010	2009
	(in thousands)
Cash flow from financing activities:
Long and short-term debt borrowings	$2788	$693	$16,764
Long and short-term debt repayments	(389)	(10,207)	(12,365)
Payment of debt financing costs	(442)	(816)	—
Repurchase of common stock	—	—	(157)
Advances received in acquisition	—	650	—
Other	(1,032)	(533)	(628)

Net cash (used in) provided by financing activities	$925	$(10,213)	$3,614

     The Company’s primary source of external financing is its Credit Agreement, as amended (the “Credit Agreement”), with Bank of America (“BofA”) which has a term that ends on July 2, 2012. Borrowings under the Credit Agreement are secured in the U.S. by a pledge of substantially all of the Company’s domestic assets (approximately $17,000) and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain Asian subsidiaries.
     Under the terms of waiver and amendment agreements entered into in September 2010 and May 2011 to the Credit Agreement the Company issued to the Lenders two tranches of Warrants. The first tranche (“the 2010 Warrants”) has a term of 10 years to purchase 352,671 shares of the Company’s Class A Common Stock for $0.01 per share and contains a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the 2010 Warrants in an amount not to exceed $1.50 per share. The second tranche (“the 2011 Warrants”) also has a term of ten years to purchase 372,374 shares of the Company’s Class A Common

Stock for $0.01 per share. The 2011 Warrants also contain a put provision that enables the holders after May 16, 2013 to request a cash settlement of the then fair market value of the 2011 Warrants in an amount not to exceed $1.50 per share.
     On October 13, 2011, the Company entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”) with certain lenders and BofA as agent. Among other things, Amendment No. 11 (i) extended the maturity date of the revolving Credit Agreement from November 21, 2011 to July 2, 2012, (ii) adjusted the interest payment provisions pursuant to which euro and U.S. dollar borrowings bear interest at LIBOR plus 7.50%, and (iii) increased the incremental interest rate for the deferred interest to be paid at maturity. As part of the consideration for Amendment No. 11, the Company will (a) pay the Lenders a potential fee of $1,100 as follows: $200 upon signing of Amendment No. 11, and scheduled weekly installments ranging from $200 to $50 beginning February 10, 2012 through April 20, 2012 unless the Credit Agreement is fully refinanced prior to the payment due dates, in which case any remaining payments will be waived, (b) grant to the Lenders ten year Warrants to purchase an aggregate of 434,200 shares of Class A Common Stock of the Company at an exercise price of $0.01 per share, with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants (the “October 2011 Warrants”); and (c) if the Credit Agreement is not refinanced prior to certain scheduled dates, the Company may grant to the Lenders additional ten year Warrants in four monthly installments beginning March 1, 2012 and on the first day of each month through June 1, 2012, to purchase an aggregate of 1,592,067 shares of Class A Common Stock of the Company (equal to an amount not to exceed 20 percent of the issued and outstanding shares of Class A Common Stock of the Company on September 27, 2010) each at an exercise price of $0.01 per share, and each with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants.
     The Credit Agreement, as amended by Amendment No 11, continues to require that the Company satisfy certain minimum EBITDA, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. The Company anticipates that it will be in compliance with these covenants for the remainder of the term of the Credit Agreement. However the Company’s ability to meet its debt obligations (including compliance with applicable financial covenants) is dependent upon the Company's future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.

     Cash provided by financing activities of $925 for the period ended June 30, 2011 primarily reflected additional borrowings against the Company’s domestic and foreign credit facilities.
     Cash used by financing activities of $10,213 for the period ended June 30, 2010 primarily reflected the partial use of net cash proceeds from the legal settlement of a long standing patent infringement lawsuit of approximately $7,700 to repay the term loan under the Credit Agreement in accordance with the provisions of the July 31, 2009 amendment to the Credit Agreement. In addition, cash used for financing activities reflected the scheduled term loan payments of approximately $2,507 and payment of debt financing costs of $818. These payments were partially offset by borrowings under the revolving loan under the Credit Agreement of $693 and advances associated with the financing of the Nordson UV acquisition.
     During fiscal year 2009, cash from financing activities of $3,614 primarily reflected borrowings in excess of repayments of $4,399. In addition, the Company utilized $602 to meet long-term obligations under its capital lease and assumed liabilities obligations and $183 of cash to purchase shares of its Class A Common Stock under its share repurchase program. At June 30, 2009, approximately $2.4 million remained available for use under the share repurchase program. Repurchases were restricted by the terms of the Credit Agreement amendment on July 31, 2009; and no repurchases were made during fiscal year 2010 or fiscal year 2011.
     During each of the fiscal years ended June 30, 2011, 2010 and 2009, the Company announced restructuring initiatives in response to the challenges facing the market for printing equipment. The restructuring initiatives were designed to reduce the Company’s worldwide cost base, consolidate facilities, exit a non core business, and strengthen its competitive position. The Company made cash payments against these plans of $2,045 in fiscal year 2011, $1,899 in fiscal year 2010 and $3,051 in fiscal year 2009 and anticipates a total of approximately $2,000 in addition to be paid through fiscal year 2012. The Company anticipates annual savings from the fiscal year 2011 restructuring plans of approximately $6,000.
     The Company maintains relationships with foreign and domestic banks, which combined, have extended short and long term credit facilities to the Company totaling $28,688. As of June 30, 2011, the Company had $23,208 outstanding (including Letters of Credit of $1,127 under these facilities. The amount available under these facilities at June 30, 2011 was $2,280.
     The Company believes that its cash flow from operations, along with its available bank lines of credit is sufficient to finance its operations and other capital requirements over the remaining term of the Credit Agreement which expires July 2, 2012. However, the Company believes that, if needed, other available sources of liquidity could be limited. The Company is in discussions regarding replacement of its Credit Agreement and anticipates finalizing a replacement Credit Agreement prior to July 2, 2012 although there are no assurances that such agreement will be completed by the loan maturity date.
     At June 30, 2011 and 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Contractual Obligations
     The Company’s contractual obligations as of June 30, 2011 are summarized below:

	Fiscal Years Ending June 30,
	Total at
	June 30,						2017 and
	2011	2012	2013	2014	2015	2016	thereafter
	(in thousands)
Loans payable	$4,965	$4,965	$—	$—	$—	$—	$—
Capital lease obligations	3	3	—	—	—	—	—
Long-term debt	19,248	696	16,616	809	878	249	—
Non-cancelable operating lease obligations	17,284	5,039	3,249	2,484	1,860	2,068	2,584
Purchase commitments (materials)	12,649	12,649	—	—	—	—	—
Supplemental compensation (1)	10,582	1,364	1,011	908	1,014	1,266	5,019
Restructuring payments	2,000	2,000	—	—	—	—	—
Interest expense	819	549	124	89	50	7	—

Total contractual cash obligations	$67,550	$27,265	$21,000	$4,290	$3,802	$3,590	$7,603

(1)	the amount includes estimated benefit payments as well as estimated contributions for fiscal year 2012 (See Note 12).

(2)	At June 30, 2011, the Company had unrecognized tax benefits of $1,693. A reasonable estimate of the timing related to the $1,693 is not possible.
Recent Accounting Pronouncements
     In October 2009, the FASB issued ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. The Company adopted Update No. 2009-13 as of July 1, 2010. The adoption did not have a material effect on the Company’s results of operations and financial position.
     Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance is effective for the Company beginning July 1, 2012. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.
     In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment for a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative two-step impairment test is unnecessary. Early adoption is permitted for annual and interim goodwill impairment tests if an entity’s financial statements for the most recent interim period have not yet been issued. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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
Interest Rate and Debt Sensitivity
     As of June 30, 2011, the Company had debt totaling $24,213 most of which bears interest at floating rates.
     The Company performed a sensitivity analysis as of June 30, 2011, assuming a hypothetical one percentage point increase in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would affect the Company’s pre-tax income by approximately $242. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and amounts borrowed by the Company.
Currency Exchange Rate Sensitivity
     The Company derived approximately 79% of its revenues from countries outside of the Americas for the fiscal year ended June 30, 2011. Results were and continue to be affected by fluctuations in foreign currency exchange rates. The Company’s policy is to hedge the impact of currency rate fluctuations, which could have a material impact on the Company’s financial results. The Company utilizes foreign currency exchange forward contracts to hedge certain of these exposures. The Company also maintains certain levels of cash denominated in various currencies, which acts as a natural hedge against adverse variations in individual currencies.
     The Company performed a sensitivity analysis as of June 30, 2011 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect the Company’s pre-tax income by approximately $1,202. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and the Company’s actual exposures and hedges.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Baldwin Technology Company, Inc.
We have audited the accompanying consolidated balance sheets of Baldwin Technology Company, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baldwin Technology Company, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth, therein.
/s/ GRANT THORNTON LLP
New York, New York
October 13, 2011

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Assets

	June 30,	June 30,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$15,814	$15,710
Accounts receivable trade, net of allowance for doubtful accounts of $1,398 ($1,154 at June 30, 2010)	28,068	22,042
Notes receivable, trade	2,511	2,328
Inventories	20,629	20,237
Deferred taxes	834	1,860
Prepaid expenses and other	6,361	4,365
Assets of discontinued operations	—	981

Total current assets	74,217	67,523

MARKETABLE SECURITIES:
(Cost $907 at June 30, 2011 and $787 at June 30, 2010)	565	500

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,176	1,139
Machinery and equipment	6,223	6,212
Furniture and fixtures	4,872	4,316
Capital leases	118	95

	12,389	11,762
Less: Accumulated depreciation	(8,081)	(6,393)

Net property, plant and equipment	4,308	5,369

INTANGIBLES, less accumulated amortization of $12,222 ($10,400 at June 30, 2010)	10,729	10,707
GOODWILL, less accumulated amortization of $1,606 ($1,425 at June 30, 2010)	19,925	18,753
DEFERRED TAXES	4,087	9,193
OTHER ASSETS	5,291	6,335
ASSETS OF DISCONTINUED OPERATIONS	—	2,475

TOTAL ASSETS	$119,122	$120,855

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
Liabilities and Shareholders’ Equity

	June 30,	June 30,
	2011	2010
CURRENT LIABILITIES:
Loans payable	$4,965	$4,525
Current portion of long-term debt	696	389
Accounts payable, trade	16,937	13,536
Notes payable, trade	3,879	4,850
Accrued salaries, commissions, bonus and profit-sharing	5,216	3,626
Customer deposits	2,911	1,747
Accrued and withheld taxes	1,295	1,155
Income taxes payable	109	1,019
Deferred taxes	93	—
Other accounts payable and accrued liabilities	11,519	8,501
Liabilities of discontinued operations	—	853

Total current liabilities	47,620	40,201

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	18,552	16,066
Deferred taxes	718	1,563
Other long-term liabilities	9,881	12,427

Total long-term liabilities	29,151	30,056

Total liabilities	76,771	70,257

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par, 45,000,000 shares authorized, 14,574,997 shares issued at June 30, 2011 and 14,471,363 shares issued at June 30, 2010	146	145
Class B Common Stock, $.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at June 30, 2011 and June 30, 2010	11	11
Capital contributed in excess of par value	48,748	48,098
Accumulated (deficit) earnings	(12,585)	2,019
Accumulated other comprehensive income	6,031	325

Total shareholders’ equity	42,351	50,598

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,122	$120,855

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended June 30,
	2011	2010	2009
Net sales	$160,899	$138,599	$167,672
Cost of goods sold	113,856	97,228	116,238
Inventory reserve	—	—	4,250

Gross profit	47,043	41,371	47,184

Operating expenses:
General and administrative	21,493	18,852	20,496
Selling	14,474	12,831	14,570
Engineering and development	14,499	13,467	14,989
Restructuring charges	2,966	540	4,747
Impairment of goodwill	—	—	5,658

	53,432	45,690	60,460
Legal settlement income, net of expenses	—	9,266	—

Operating (loss) income	(6,389)	4,947	(13,276)

Other (income) expense:
Interest expense, net	2,133	3,058	2,268
Gain on bargain purchase	—	(2,960)	—
Other expense (income), net	112	406	(867)

	2,245	504	1,401

(Loss) income from continuing operations before income taxes	(8,634)	4,443	(14,677)

Provision (benefit) for income taxes:
Domestic	3,001	686	(2,156)
Foreign	507	251	(172)

Total income tax provision (benefit)	3,508	937	(2,328)

(Loss) income from continuing operations	$(12,142)	$3,506	$(12,349)

(Loss) income from discontinued operations, net of tax	$(2,462)	$371	$538

Net (loss) income	$(14,604)	$3,877	$(11,811)

Basic:
(Loss) income per share from continuing operations	$(0.78)	$0.23	$(0.81)

(Loss) income per share from discontinued operations	$(0.16)	$0.02	$0.04

Net (loss) income per share	$(0.94)	$0.25	$(0.77)

Diluted:
(Loss) income per share from continuing operations	$(0.78)	$0.23	$(0.81)

(Loss) income per share from discontinued operations	$(0.16)	$0.02	$0.04

Net (loss) income per share	$(0.94)	$0.25	$(0.77)

Weighted average shares outstanding:
Basic	15,619	15,477	15,329

Diluted	15,619	15,524	15,329

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)

	Class A		Class B		Capital Contributed	Accumulated	Accumulated Other
	Common Stock		Common Stock		in Excess of	Earnings/	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	(Deficit)	Income (Loss)	Shares	Amount	Income (Loss)
Balance at June 30, 2008	14,139,734	$142	1,142,555	$11	$46,398	$9,953	$5,778	$0	$0

Year ended June 30, 2009: net loss for the year						(11,811)				$(11,811)
Translation adjustment							(3,186)			(3,186)
Unrealized loss on available-for-sale securities, net of tax							(94)			(94)
Recognition of pension funded status, net of tax							(467)			(467)

Comprehensive loss										$(15,558)

Amortization of stock based compensation					1,092
Repurchase of shares								(85,365)	(157)
Retirement of treasury stock	(98,276)	(1)			(182)			98,276	183
Shares issued under stock option plan	191,786	2						(12,911)	(26)

Balance at June 30, 2009	14,233,244	$143	1,142,555	$11	$47,308	$(1,858)	$2,031	0	$0

Year ended June 30, 2010: Net income for the year						3,877				$3,877
Translation adjustment							(1,525)			(1,525)
Unrealized loss on available- for-sale securities, net of tax							(70)			(70)
Recognition of pension funded status, net of tax							(111)			(111)

Comprehensive income										$2,171

Amortization of stock based compensation					829
Shares converted Class B to Class A	50,000		(50,000)
Shares surrendered as payment of tax withholding								(34,390)	(51)
Retirement of treasury stock	(34,390)				(51)			34,390	51
Shares issued under stock option plan	222,509	2			12

Balance at June 30, 2010	14,471,363	$145	1,092,555	$11	$48,098	$2,019	$325	0	$0

Year ended June 30, 2011
Net loss for the year						$(14,604)				$(14,604)
Translation adjustment							6,032			6,032
Unrealized loss on available- for-sale securities, net of tax							(32)			(32)
Recognition of pension funded status, net of tax							(294)			(294)

Comprehensive (loss) income										$(8,898)

Amortization of stock based compensation					679
Shares surrendered as payment of tax withholding								(29,270)	(37)
Retirement of treasury stock	(29,270)				(37)			29,270	37
Shares issued under stock option plan	132,904	1			8

Balance at June 30, 2011	14,574,997	$146	1,092,555	$11	$48,748	$(12,585)	$6,031	0	$0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(14,604)	$3,877	$(11,811)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net loss (income) from discontinued operations	2,462	(371)	(538)
Depreciation and amortization	2,828	2,416	2,508
Deferred income taxes	3,368	(401)	(1,543)
Provision for losses on accounts receivable	651	640	391
Inventory obsolescence	780	—	4,722
Deferred financing charge	118	1,183	—
Stock based compensation expense	679	829	1,092
Gain on legal settlement	—	(9,266)	—
Gain on bargain purchase	—	(2,960)	—
Restructuring charges	2,966	540	4,747
Payment of restructuring charges	(2,045)	(1,899)	(3,051)
Severance charge (former CEO/CFO)	1,006	—	—
Severance charge payments	(332)	—	—
Impairment charge	—	—	5,658
Loss on disposal of fixed assets	449	—	—
Changes in assets and liabilities:
Accounts and notes receivable	(3,686)	6,163	17,329
Inventories	1,470	3,609	4,040
Prepaid expenses and other	(1,404)	2,088	(229)
Proceeds from legal settlement	—	9,560	—
Other assets	2,701	882	(366)
Customer deposits	895	(828)	1,069
Accrued compensation	263	(466)	(4,396)
Accounts and notes payable, trade	8	(4,365)	(10,929)
Income taxes payable	(1,111)	802	(1,432)
Accrued and withheld taxes	(166)	(214)	(827)
Other accounts payable and accrued liabilities	1,120	(1,255)	(4,623)

Payments of liabilities assumed	—	—	(165)

Net cash (used in) provided by continuing operating activities	(1,584)	10,564	1,646

Cash flows from investing activities:
Cash received on acquisition of Nordson UV	—	728	—
Additions of property, plant and equipment	(582)	(445)	(893)
Additions of patents and trademarks	(320)	(147)	(949)

Net cash provided (used in) by investing activities	(902)	136	(1,842)

Cash flows from financing activities:
Long-term and short-term debt borrowings	2,788	693	16,764
Long-term and short-term debt repayments	(389)	(10,207)	(12,365)
Principal payments under capital lease obligations	(107)	(81)	(149)
Payment of debt financing costs	(442)	(816)	—
Share repurchase	(37)	(39)	(183)
Cash received on acquisition of Nordson UV	—	650	—
Other long-term liabilities	(888)	(413)	(453)

Net cash (used in) provided by financing activities	925	(10,213)	3,614

Discontinued operations:
Cash provided by operating activities	152	943	985
Cash provided by (used in) investing activities	187	(171)	(155)

Net cash provided by (used in) discontinued operations	339	772	830

Effects of exchange rate changes on cash	1,326	645	225

Net increase (decrease) in cash and cash equivalents	104	1,904	4,473
Cash and cash equivalents (including discontinued operations at beginning of year)	15,710	13,806	9,333
Cash and cash equivalents (including discontinued operations at end of year)	15,814	15,710	13,806
Less cash and cash equivalents of discontinued operations at end of year	—	—	—

Cash and cash equivalents (excluding discontinued operations) at end of year	$15,814	$15,710	$13,806

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,
	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,114	$1,212	$1,780
Income taxes	$1,161	$233	$831
Non cash investing and financing activities:
Warrants issued in connection with debt financing	$863	$—	$—
Acquisition of Nordson UV for long-term debt	$—	$1,871	$—
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for share and per share data)
Note 1 — Organization of Business:
     Baldwin Technology Company, Inc. and its subsidiaries (“Baldwin” or the “Company”) are engaged primarily in the development, manufacture and sale of process automation equipment and related consumables for the printing and publishing industry. Headquartered in Boca Raton, Florida, the Company has sales and service centers and product development and manufacturing operations in the Americas, Asia, Australia and Europe. The Company manages its business as one reportable business segment built around its core competency in process automation and equipment.
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
     Translation of Foreign Currencies. All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates, and revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders’ equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or charged to “Other expense (income), net” for the fiscal years ended June 30, 2011, 2010 and 2009 were $167, $412 and ($1,025), respectively.
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
     If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the underlying hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in Other Comprehensive Income (“OCI”) and are recognized in the statement of operations when the underlying hedged item affects earnings. Ineffectiveness related to cash flow hedges is recognized in earnings and is included in “Other expense (income), net”. The Company did not enter into any cash flow hedges for any of the fiscal years ended June

30, 2011, 2010 and 2009, and the effect of fair value hedge activities is not material to the Consolidated Financial Statements for the periods ended June 30, 2011, 2010 or 2009.
     Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts and notes receivable and cash and cash equivalents. The Company controls this risk through credit approvals, customer limits and monitoring procedures. For the fiscal years ended June 30, 2011, 2010 and 2009, one customer accounted for more than 10% of the Company’s net sales and trade accounts receivable. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 14%, 14% and 13%, of the Company’s net sales for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, and 15% and 14% of trade accounts receivable at June 30, 2011 and 2010, respectively. The Company’s ten largest customers accounted for approximately 40%, 39% and 48% of the Company’s net sales for each of the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Foreign cash balances at June 30, 2011 and 2010 were $13,677 and $13,288, respectively.
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
     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Baldwin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
     Property, Plant and Equipment. The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from 27 to 30 years for buildings, 7 to 10 years for machinery and equipment, 3 to 7 years for furniture and fixtures, the shorter of the lease term or the life of the lease for leasehold improvements and 5 to 7 years for capital leases. Property, plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred. Depreciation expense amounted to $1,462, $1,412 and $1,346 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.
     Long-lived Assets. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. In accordance with Accounting Standards Codification (“ASC”) ASC 360, Property, Plant and Equipment, the Company concluded that no impairment of its long-lived assets existed at June 30, 2011 or at June 30, 2010.
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
     A two-step process was used to test goodwill impairment. The first step was to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. As a result of the assessment, the Company recorded a non-cash goodwill impairment charge of $5,658, primarily related to its Japanese reporting unit during the third quarter of fiscal year 2009. The Company concluded based on its annual impairment tests that there were no goodwill impairments during either fiscal year 2011 or fiscal year 2010.
     Other intangible assets include patents, trademarks and engineering drawings, which are amortized on a straight-line basis over the estimated useful lives of the related assets, generally 15 to 30 years. Amortization expense amounted to $1,366, $1,253 and $1,427 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.
     Income Taxes. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considers all available evidence including past operating results, estimates of future taxable income, scheduled reversal of temporary differences and the feasibility of ongoing tax planning strategies. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made.
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
     Fair Value Measurements. Effective July 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” which established a framework for fair value and expanded disclosures about financial instruments.
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
     At June 30, 2011, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provisions, and valued as Level 1 are comprised of marketable securities of $565. At June 30, 2011, the Company did not have any assets or liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.
     In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include certain long-lived assets (see Note 16, “Goodwill and Other Intangible Assets”). The Company determined that the fair value measurements included in each of these assets and liabilities rely primarily on its assumptions as unobservable inputs that are not publicly available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.
Warranty. The Company’s standard contractual warranty provisions are to repair or replace, at the Company’s option, a product that is proven to be defective. The Company estimates its warranty costs as a percentage of revenues on a product-by-product basis, based on actual historical experience for each product. Hence, the Company accrues estimated warranty costs at the time of sale and includes that cost in “Cost of goods sold”. In addition, should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for separately from and in addition to the percentage of revenue discussed above. The Company accrued estimated future warranty and customer support obligations of $2,123 and $1,999 at June 30, 2011 and 2010, respectively, which are included in “Other accounts payable and accrued liabilities” (see Note 19).
Revenue Recognition. The Company’s products are sold with varying terms and conditions depending on the nature of the product sold and the geographic location of the customer. The Company’s revenues also include installation and service contracts. The Company may also enter into multi-element revenue arrangements that may consist of multiple deliverables of its product and service offerings. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sale price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:
     Products and Equipment — For product and equipment sales (one deliverable only), revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions, if applicable, have been met, no significant obligations remain and, where applicable, an allowance for discounts, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement.
     Services — Revenue for services is generally recognized at completion of the contractually required services.
     Multiple-Element Arrangements — In July 2010 the Company adopted ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires the Company to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminated the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which the Company recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25.
     The new guidance changed the criteria required to (1) separate deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) to allocate the arrangement’s consideration to each unit in the arrangement (such as, equipment, installation or commissioning services). The Company now determines an estimated selling price for each separate deliverable following a hierarchy of evidence — Vendor-specific objective evidence (“VSOE”), Third Party Evidence (“TPE”) and, if VSOE and TPE do not exist, best estimate of selling price (“BESP”).
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
     Typically, the Company is unable to determine VSOE for the installation and commissioning services portion, as well as, the equipment portion of a multiple-element arrangement. Since the Company does not sell its installation and commissioning services on a stand-alone basis, the Company is not able to determine VSOE for these portions of a multiple-element arrangement. In addition, in certain instances, similar equipment included in a multiple-element arrangement is sold separately in stand-alone arrangements as customers may perform installations themselves. The Company has determined that the applicability of this stand-alone pricing is not appropriate to serve as the VSOE for equipment in multiple-element arrangements since this pricing considers the geographies in which the products or services are sold, major product and service groups, customer classification (OEM versus End User) and other market variables.
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
     The revenue allocated to each deliverable is then recorded in accordance with existing revenue recognition guidance for stand alone product/equipment sales and unbundled services.
     Prior to the adoption of the amended guidance for contracts which contain multiple element arrangements the Company separated the arrangement into its stand-alone elements for revenue recognition purposes: (i) when the delivered item had value to the customer on a stand alone basis, (ii) there was objective and reliable evidence of the fair value of the undelivered item and (iii) the arrangement did not include a general right of return. If all these criteria were met revenue was recognized on each element as a separate unit of accounting. If these criteria were not met, the arrangement was accounted for as one unit of accounting which would result in revenue being deferred until the last undelivered contractual element was fulfilled.
     Based on the Company’s current sales strategies, the newly adopted accounting guidance for revenue recognition did not have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements.
Additional Revenue Recognition Policies
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
     The Company sometimes uses distributors to assist in the sales function. In these cases, the Company does not recognize revenue until title for the equipment or product and risk of loss have passed to the ultimate customer, who then becomes obligated to pay with no right of return. In addition, the Company reviews all alliance agreements to determine whether revenue should be recognized on a gross or net basis and recognizes revenue as appropriate in the circumstances.
     Shipping and Handling, and Advertising Costs. Costs related to shipping and handling are included in cost of goods sold in the Consolidated Statement of Operations. The Company expenses advertising costs when incurred. Advertising expense was $47, $141 and $147 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.
     Deferred Financing Costs. The Company capitalizes costs associated with the issuance of debt, including bank, legal, investment advisor and accounting fees and other expenses. Deferred financing costs are amortized on a straight line basis over the term of the related financing transaction, which is not materially different than amortizing under an interest method, and are included in interest expense.

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
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the determination of accrued expenses including warranty, accounts receivable and inventory valuations, revenue recognition, useful lives of assets, deferred tax asset valuations, stock option valuations, and goodwill and intangible valuations. Actual results could differ from those estimates.
     Recent Accounting Pronouncements.
     In October 2009, the FASB issued ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. The Company adopted Update No. 2009-13 as of July 1, 2010. The adoption did not have a material effect on the Company’s results of operations and financial position.
     Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance is effective for the Company beginning July 1, 2012. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.
     In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment for a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative two-step impairment test is unnecessary. Early adoption is permitted for annual and interim goodwill impairment tests if an entity’s financial statements for the most recent interim period have not yet been issued. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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

     Additionally, as a result of its decision to discontinue the food blending and packaging business, the Company performed an assessment as to the recoverability of goodwill, intangibles and fixed assets associated with the discontinued operation. Based on these assessments, the Company recorded a pre-tax impairment charge of $2,449 related to goodwill, intangibles and fixed assets associated with the discontinued operation. The food blending and packaging business was sold on June 3, 2011 and the Company received cash proceeds of $250.
     Revenues and net income (loss) of the food blending and packaging business included in discontinued operations are as follows:

	For the year ended
	June 30, 2011	June 30, 2010	June 30, 2009
		(in thousands)
Revenues	$6,161	$9,182	$8,900

Pre-tax loss from operations of blending and packaging business, excluding impairment	(670)	579	853

Pre-tax income (loss) for impairment of blending and packaging assets:
Goodwill	(1,349)	—	—
Intangibles, net	(356)	—
Fixed assets	(668)	—	—
Other write offs/accruals	(76)	—	—

	(2,449)	—	—

Pre-tax (loss) income from discontinued operations	(3,119)	579	853

Tax (benefit) provision	(657)	208	297

(Loss) income from discontinued operations	$(2,462)	$371	$538

     Assets and liabilities of the discontinued operations were as follows:

	June 30, 2011	June 30, 2010
	(in thousands)
ASSETS
Accounts receivable, net	$—	$261
Inventory, net	—	602
Pre-paid expenses	—	88
Other	—	30

Current assets of discontinued operations	—	981

Long term assets of discontinued operations	—	2,475

Assets of discontinued operations	$—	$3,456

LIABILITIES
Accounts payable	$—	$550
Customer deposits	—	8
Other	—	80
Deferred taxes	—	215

Liabilities of discontinued operations	$—	$853

Note 4 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“OCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacities as owners. OCI consists of the following:

	For the Years Ended June 30,
	2011	2010	2009
	(in thousands)
Cumulative translation adjustment	$7,516	$1,484	$3,009
Unrealized (loss) gain on investments, net of tax benefit of $144 (benefit of $121 at June 30, 2010)	(198)	(166)	(96)
Pension funded status, net of tax benefit of $930 (benefit of $768 at June 30, 2010)	(1,287)	(993)	(882)

	$6,031	$325	$2,031

Note 5 — Earnings per Share:
     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 3,189, 1,460, and 1,386 shares of common stock were outstanding at June 30, 2011, June 30, 2010 and June 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

	For the Years Ended June 30,
	2011	2010	2009
	(in thousands, except per share data)
Determination of shares:
Average common shares outstanding	15,619	15,477	15,329
Assumed conversion of dilutive stock options and awards	—	47	—

Diluted average common shares outstanding	15,619	15,524	15,329

Basic earnings per common share from continuing operations	$(0.78)	$0.23	$(0.81)
Basic earnings per common share from discontinued operations	$(0.16)	$0.02	$0.04

Net (loss) income per share	$(0.94)	$0.25	$(0.77)

Diluted earnings per common share from continuing operations	$(0.78)	$0.23	$(0.81)
Diluted earnings per common share from discontinued operations	$(0.16)	$0.02	$0.04

Net (loss) income per share	$(0.94)	$0.25	$(0.77)

Note 6 — Business Segment Information:

	For the Years Ended June 30,
	2011	2010	2009
		(in thousands)
Geographic information:
Sales* by major country:
United States	$34,123	$24,674	$31,195
Japan	37,483	36,094	46,523
Germany	37,596	38,590	46,180
Sweden	16,642	18,735	23,370
United Kingdom	18,594	7,736	8,270
All other — foreign	16,461	12,770	12,134

Total sales	$160,899	$138,599	$167,672

*	sales are attributed to a geographic area based on the location of the subsidiary recording the external sale.

	For the Years June 30,
	2011	2010	2009
		(in thousands)
Long-lived assets by major country:
United States	$563	$705	$660
Japan	1,132	1,486	1,536
Germany	1,638	1,683	2,384
Sweden	1,405	1,392	1,565
All other — foreign	1,016	1,458	430

Total long-lived assets	$5,754	$6,724	$6,575

     Long-lived assets primarily include the net book value of property, plant and equipment and other tangible assets.

Note 7 — Inventories:
     Inventories, net of reserve, consist of the following:

	For the Year Ended June 30, 2011
	Domestic	Foreign	Total
		(in thousands)
Raw materials	$2,156	$9,954	$12,110
In process	—	4,761	4,761
Finished goods	683	3,075	3,758

	$2,839	$17,790	$20,629

	For the Year Ended June 30, 2010
	Domestic	Foreign	Total
		(in thousands)
Raw materials	$2,306	$9,067	$11,373
In process	4	4,524	4,528
Finished goods	981	3,355	4,336

	$3,291	$16,946	$20,237

Note 8 — Loans Payable:

	Rate	Amount
	(in thousands)
Loans Payable at June 30, 2011: Foreign subsidiary	1.33% (average)	$4,965

Loans Payable at June 30, 2010: Foreign subsidiary	1.35% (average)	$4,525

     The maximum amount of bank loans payable outstanding during the year ended June 30, 2011 was $6,164 ($4,627 in 2010). Average interest rates are weighted by month and reflect the monthly amount of short-term borrowing in use and the respective rates of interest thereon. The loans are uncollateralized.
Note 9 — Long-Term Debt:

	(in thousands)
	June 30, 2011		June 30, 2010
	Current	Long-Term	Current	Long-Term
Revolving Credit Agreement due July 2, 2012, interest rate one-month LIBOR rate 0.19% plus 5.50% (a)	$—	$13,700	$—	$12,100
Revolving Credit Agreement due July 2, 2012, interest rate one-month LIBOR rate 1.19% plus 5.50% (a)	—	2,175	—	1,834
Term loan payable by foreign subsidiary due April 28, 2016, with annual payments, interest rate 2.83% (b)	248	993	—	—
Subordinated promissory note due June 30, 2015, interest one year LIBOR rate 1.2% plus 4.50% (c)	448	1,684	389	2,132

	$696	$18,552	$389	$16,066

(a)	The Company’s primary source of external financing is its revolving Credit Agreement, as amended with certain lenders (the “Lenders”) and Bank of America (“BofA”) as Agent (the “Credit Agreement”), which has a term that ends on July 2, 2012. The borrowings under the Credit Agreement are secured in the U.S. by a pledge of substantially all of the Company’s domestic assets (approximately $17,000) and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain of the Company’s Asian subsidiaries. The Company is in discussions regarding replacement of its Credit Agreement and anticipates finalizing a replacement Credit Agreement although there are no assurances that such agreement will be completed by the loan maturity date.

     The Credit Agreement, as amended, requires the Company to satisfy certain minimum EBITDA, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity covenants. The Company was in compliance with all covenants under the Credit Agreement at June 30, 2011.
     Under the terms of waiver and amendment agreements entered into in September 2010 and May 2011 to the Credit Agreement the Company issued to the Lenders two tranches of Warrants. The first tranche (“the 2010 Warrants”) have a term of 10 years to purchase 352,671 shares of the Company’s Class A Common Stock for $0.01 per share and contains a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the 2010 Warrants in an amount not to exceed $1.50 per share. The 2010 Warrants were valued based on the Company’s stock price at September 28, 2010 and are presented as a liability ($420 at June 30, 2011) under other long-term liabilities. The value of the 2010 Warrants are marked to market at the end of each reporting period and the change in value is recorded in interest expense. During the fiscal year ended June 30, 2011, the value of the September Warrants decreased by $21.
     The second tranche (“the 2011 Warrants”) also have a term of ten years to purchase 372,374 shares of the Company’s Class A Common Stock for $0.01 per share. The 2011 Warrants also contain a put provision that enables the holders after May 16, 2013 to request a cash settlement of the then fair market value of the 2011 Warrants in an amount not to exceed $1.50 per share. The 2011 Warrants are presented as a liability ($443 at June 30, 2011) under other long-term liabilities. The value of the 2011 Warrants are marked to market at the end of each reporting period and the 2011 changes in value is recorded in interest expense. During the fiscal year ended June 30, 2011, the value of the 2011 Warrants decreased by $112.
     On October 13, 2011, the Company entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”) with certain lenders and BofA as agent. Among other things, Amendment No. 11 (i) extended the maturity date of the revolving Credit Agreement from November 21, 2011 to July 2, 2012, (ii) adjusted the interest payment provisions pursuant to which euro and U.S. dollar borrowings bear interest at LIBOR plus 7.50%, and (iii) increased the incremental interest rate for the deferred interest to be paid at maturity. As part of the consideration for Amendment No. 11, the Company will (a) pay the Lenders a potential fee of $1,100 as follows: $200 upon signing of Amendment No. 11, and scheduled weekly installments ranging from $200 to $50 beginning February 10, 2012 through April 20, 2012 unless the Credit Agreement is fully refinanced prior to the payment due dates, in which case any remaining payments will be waived, (b) grant to the Lenders ten year Warrants to purchase an aggregate of 434,200 shares of Class A Common Stock of the Company at an exercise price of $0.01 per share, with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants (the “October 2011 Warrants”); and (c) if the Credit Agreement is not refinanced prior to certain scheduled dates, the Company may grant to the Lenders additional ten year Warrants in four monthly installments beginning March 1, 2012 and on the first day of each month through June 1, 2012, to purchase an aggregate of 1,592,067 shares of Class A Common Stock of the Company (equal to an amount not to exceed 20 percent of the issued and outstanding shares of Class A Common Stock of the Company on September 27, 2010) each at an exercise price of $0.01 per share, and each with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants.
     The Credit Agreement, as amended by Amendment No 11, continues to require that the Company satisfy certain minimum EBITDA, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. The Company anticipates that it will be in compliance with these covenants for the remainder of the term of the Credit Agreement. However the Company’s ability to meet its debt obligations (including compliance with applicable financial covenants) is dependent upon the Company's future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.

(b)	$1,241 five year term loan with principal and interest payments due and payable in five annual installments.

(c)	$2,521 five year subordinated promissory note with principal and interest payments due and payable in five annual installments. The balance at June 30, 2011 was $2,132 (See Note 15).
     The Company maintains relationships with both foreign and domestic banks, which combined have extended short- and long-term credit facilities to the Company totaling $28,688. As of June 30, 2011, the Company had $23,208 outstanding (including Letters of Credit of $1,127). The amount available under these credit facilities at June 30, 2011 was $2,280.
     Maturities of long-term debt in each fiscal year ending after June 30, 2011 are as follows:

Fiscal Year Ending June 30,	(in thousands)
2012	$16,571
2013	741
2014	809
2015	878
2016	249
2017 and thereafter	—

$19,248

Note 10 — Taxes on Income:
     Income (loss) before income taxes and the (benefit) provision for income taxes are comprised of:

	For the Years Ended June 30,
	2011	2010	2009
Income (loss) before income taxes:
Domestic	$1,232	$(3,944)	$(6,402)
Foreign	(9,866)	8,387	(8,275)

	$(8,634)	$4,443	$(14,677)

(Benefit) provision for income taxes:
Currently payable:
Domestic	$(1,714)	$437	$(544)
Foreign	(821)	129	(240)

	$(2,535)	$566	$(784)

Deferred:
Domestic	$4,715	$249	$(1,612)
Foreign	1,328	122	68

	6,043	371	(1,544)

Total income tax provision (benefit)	$3,508	$937	$(2,328)

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The principal temporary differences which give rise to deferred tax assets and liabilities at June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Deferred tax assets (liabilities):
Foreign tax credit carryforwards	$3,853	$3,853
Foreign net operating loss carryforwards	14,735	9,358
Domestic net operating loss carryforwards	2,152	2,432
Capital loss carryforwards	1,990	164
Inventories	1,534	1,426
Pension/deferred compensation	2,602	2,962
Identifiable intangibles	(1,911)	(2,721)
Other deferred tax assets, individually less than 5%	3,347	2,263
Other deferred tax liabilities, individually less than 5%	(514)	(15)

Net deferred tax asset	27,788	19,722
Valuation allowance	(23,678)	(10,232)

Total net deferred tax assets	$4,110	$9,490

     At June 30, 2011, net operating loss carryforwards of $53,705 may be available to reduce future foreign taxable income. The majority of the Company’s foreign net operating loss (“NOL”) carry-forwards have an indefinite carry-forward period. In addition, as of June 30, 2011, the Company has indefinite foreign capital loss carry-forwards available in the amount of $712. At June 30, 2011, the Company had U.S. NOL carryforwards of $6,075 of which $998 will expire in 2020 and $5,077 will expire in 2030. In addition, as of June, 2011 the Company has U.S. capital loss carry-forwards of $5,287 which will expire in 5 years. Foreign tax credits of $3,853 will expire in 2013 through 2019.
     In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and/or net operating loss, capital loss and tax credit carryforwards can be utilized. The Company considered the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and future taxable income in determining whether a valuation allowance is warranted. Assumptions are consistent with estimates and plans used to manage the underlying business. In evaluating historical results, the Company considered three years of recent losses as well as the impact of non-routine events in assessing core pretax earnings. Based on these considerations, the Company concluded that an additional valuation allowance was warranted for the year ended June 30, 2011. Accordingly, the Company’s fiscal 2011 income tax expense from continuing operations include $11,458 of additional valuation allowance recorded against certain domestic and foreign deferred tax assets including capital loss and foreign tax credit carryforwards of $1,798 and $1,469, respectively. The remaining $1,988 increase in the valuation allowance is primarily due to balance sheet cumulative translations adjustments related to foreign deferred tax assets.
     The Company has not had to provide for income taxes on $13,382 of cumulative undistributed earnings of subsidiaries outside the United States at June 30, 2011 because of the Company’s intention to indefinitely reinvest those earnings. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.
     On June 30, 2011, the Company’s unrecognized tax benefits totaled $1,693, including $1,404 which, if recognized, would reduce the annual effective income tax rate.
     Where applicable, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits from its global operations in income tax expense. During the fiscal years ending June 30, 2011 and 2010, the Company accrued $9 and $18, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are accrued in the Company’s income tax expense, such amounts, if reversed, will reduce the effective income tax rate. At June 30, 2011, the Company had $276 of accrued interest and penalties.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties associated with uncertain tax positions, is as follows:

	Year Ended June 30,
	2011	2010
	(in thousands)
Balance as of July 1	$4,102	$4,999
Additions based on tax positions related to the current year	124	90
Additions for tax positions related to prior years	17	(113)
Decrease from lapse of statute of limitation	(2,550)	(874)

Balance as of June 30	$1,693	$4,102

     The Company conducts its business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to ongoing tax examinations and assessments in such major jurisdictions as the U.S., Germany, Sweden, U.K. and Japan. The earliest year for which the Company or its affiliates are subject to examination by tax authorities is the tax year 2005. It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease related to the potential settled adjustments and expiration of the statute of limitation is zero to $0.5 million.
     The reconciliation of the computed “expected” provision (determined by applying the United States Federal statutory income tax rate of 34% to income before income taxes) to the actual tax provision is as follows:

	For the Years Ended June 30,
	2011	2010	2009
		(in thousands)
Computed “expected” tax provision	$(2,936)	$1,511	$(4,990)
Permanent differences	261	357	445
Foreign income taxed at rates other than the U.S. statutory rate	(1,377)	(1,106)	(136)
Capital loss	(1,798)	—	—
Change in deferred tax asset valuation allowance	11,458	2,305	761
Change in tax reserves	(2,211)	(838)	179
Gain on bargain purchase	—	(1,006)	—
Goodwill impairment	—	—	1,951
Other reconciling items	111	(286)	(538)

Total income tax provision	$3,508	$937	$(2,328)

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
     With respect to the election of Directors, the holders of Class A, voting as a separate class, are entitled to elect 25% of the total number of Directors (or the nearest higher whole number) constituting the entire Board of Directors. The holders of Class B, voting as a separate class, are entitled to elect the remaining Directors, so long as the number of outstanding shares of Class B is equal to at least 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the meeting of stockholders. If the number of outstanding shares of Class B is less than 12.5% of the total number of outstanding shares of both classes of Common Stock as of the record date of the meeting of stockholders, the remaining directors are elected by the holders of both classes of Common Stock voting together as a single class, with the holders of Class A having one vote per share and the holders of Class B having ten votes per share. As of June 30, 2011, the number of outstanding shares of Class B constituted approximately 7% of the total number of outstanding shares of both classes of Common Stock.
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
     In November 1999, the Company initiated its most recent stock repurchase program. Under the program, the Company is authorized to utilize up to $5,000 to repurchase Class A shares. As of June 30, 2011, 1,192,760 shares of Class A had been repurchased for $2,638. During the fiscal years ended June 30, 2011 and 2010 no shares of Class A were repurchased. Repurchases are restricted under the terms of the Credit Agreement.
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
     The 1998 Non-Employee Directors’ Stock Option Plan (the “1998 Plan”) provided for the granting, at fair market value on the date of grant, of options to Eligible Directors to purchase up to an aggregate of 250,000 shares of Class A Common Stock. Under the 1998 Plan, each year, each Eligible Director received a grant of options to purchase 3,000 shares of Class A Common Stock. The options vested one-third per year on each succeeding anniversary of the date of grant. Unexercised options terminate no later than ten years from the date of grant. The 1998 Plan was terminated on November 21, 2002; however, outstanding options under the 1998 Plan continue to be subject to the terms thereof.
     The 2005 Equity Compensation Plan (the “2005 Plan”) was approved by the Company’s Board of Directors in October 2005 and by its stockholders in November 2005. The 2005 Plan was amended in August 2008 to increase by 1,000,000 shares the number of shares of Class A Common Stock that may be subject to awards outstanding under the 2005 Plan from 1,200,000 to 2,200,000. This amendment was approved by the stockholders on November 11, 2008. The 2005 Plan provides for the granting of a variety of awards to the Company’s employees, non-employee directors, and others who provide services to the Company, including stock-based incentives and cash-based incentives. The maximum aggregate number of shares that may be issued to participants or their beneficiaries pursuant to all awards granted under the 2005 Plan is now 2,200,000. During fiscal year 2011, an aggregate of

759,288 shares were granted as restricted shares/share units, long term incentive performance awards and stock options under the 2005 Plan. Awards for a total of 246,055 shares were canceled during fiscal year 2011, and those shares became available for future awards. Unless otherwise set forth in an award agreement, awards granted as an option to purchase shares shall vest in three equal annual installments commencing on the second anniversary of the date of such grant. Awards granted as restricted shares/share units have restrictions that generally lapse in three equal annual installments commencing on the first anniversary of the date of grant.
     At June 30, 2011, the aggregate number of shares available for future grants under the 2005 Plan was 326,713.
     In addition, during fiscal year 2011, the Company granted an aggregate of 650,000 non-plan options to purchase shares of the Company’s Class A Common Stock to the Company’s CEO, CFO and a strategic consultation firm.
     Compensation expense recorded for all of the Company’s share-based compensation plans for the fiscal years, 2011, 2010 and 2009 was $679, $829 and $1,092, respectively. The tax benefit related to this compensation expense for the fiscal years 2011, 2010 and 2009 was $221, $274 and $373, respectively.
Stock Options
     The following table summarizes activity under the plans during 2011, 2010 and 2009.

	The 1996 Plan					The 1998 Plan
				Weighted					Weighted
			Option Price	Average Price				Option Price	Average Price
	Class A	Class B	Range	A	B	Class A	Class B	Range	A	B
Outstanding at June 30, 2008	837,835	0	$0.58-$5.50	$3.10	$0.00	30,000	0	$1.13-$5.50	$2.48	$0.00

Granted	0	0				0	0
Canceled	(80,999)	0	$3.25-$5.50	$5.12		(9,000)	0	$5.49	$5.49
Exercised	0	0				0	0

Outstanding at June 30, 2009	756,836	0	$0.58-$4.95	$2.88	$0.00	21,000	0	$1.13-$2.25	$1.56	$0.00

Granted	0	0				0	0
Canceled	(98,334)	0	$0.82-$4.90	$2.69		(6,000)	0	$2.25	$2.25
Exercised	(14,333)	0	$0.58-$0.82	$0.74		(3,000)	0	$1.13	1.13

Outstanding at June 30, 2010	644,169	0	$0.58-$4.95	$2.96	$0.00	12,000	0	$1.13-$1.50	$1.32	$0.00

Granted	0	0				0	0
Canceled	(8,333)	0	$4.90-$4.95	$4.93		(6,000)	0	$1.50	$1.50
Exercised	(5,000)	0	$058	$0.58		(3,000)	0	$1.13	1.13

Outstanding at June 30, 2011	630,836	0	$0.58-$4.95	$2.95	$0.00	3,000	0	$1.13	$1.13	$0.00

Exercisable at June 30, 2011	630,836	0	$058.-$4.95	$2.95	$0.00	3,000	0	$1.13	$1.13	$0.00

	Non-Plan			The 2005 Plan
			Weighted Average		Option Price	Weighted
	Class A	Option Price Range	Price	Class A	Range	Average Price
Outstanding at June 30, 2008				134,000	$5.49	$5.49

Granted				118,500	$2.22	$2.22
Canceled				(41,000)	$2.22-$5.49	$3.82
Exercised				0	0	$0.00

Outstanding at June 30, 2009				211,500	$2.22-$5.49	$3.98

Granted				130,000	$1.22-$1.82	$1.79
Canceled				(5,667)	$2.22-$5.49	$3.76
Exercised				0	$0.00	$0.00

Outstanding at June 30, 2010				335,833	$1.22-$5.99	$3.14

Granted	650,000	$1.20-$1.61	$1.32	702,144	$1.13-$1.61	$1.27
Canceled	0			(68,666)	$1.82-$5.49	$2.33
Exercised	0			0	$0.00	$0.00

Outstanding at June 30, 2011	650,000	$1.20-$1.61	$1.32	969,311	$1.13-$5.49	$1.84

Exercisable at June 30, 2011	650,000	$1.20-$1.61	$1.32	301,173	$1.20-$5.49	$2.31

     The aggregate intrinsic value of options exercised during the fiscal year ended June 30, 2011, 2010 and 2009 was $6, $15, and $0, respectively.

     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2011:

Options Outstanding				Options Exercisable
		Weighted	Weighted	Number	Weighted
Range of	Number of	Average	Average	of	Average
Exercise	Outstanding	Remaining	Outstanding	Exercisable	Exercise
Prices	Options	Contractual Life	Price	Options	Price
$0.58 - $1.12	1,131,311	8.4 years	$1.18	312,167	$1.13
$1.52 - $3.25	670,834	6.8 years	$1.81	203,834	$2.10
$3.41 - $4.90	343,335	3.8 years	$3.99	343,335	$3.99
$4.95 - $5.49	107,667	6.1 years	$5.46	75,673	$5.45
     The aggregate intrinsic value of outstanding and exercisable options at June 30, 2011 was $38 and $22, respectively.
     Total unrecognized compensation costs related to non-vested stock option awards at June 30, 2011 is $513 and is expected to be recognized over the weighted average period of approximately 3.2 years.
     The Company estimates the fair value of stock options at the date of grant using a Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk free rate and the Company’s dividend yield.
     The following table presents the weighted average assumptions used for options granted.

	For the Years Ended June 30,
	2011	2010	2009
		(in thousands)
Option term (1)	5	5	5
Volatility (2)	53.77	50.51	49.85
Risk free rate	1.77	2.31	3.18
Dividend yield	—	—	—
Weighted average fair value	$0.63	$0.84	$1.04

(1)	The option term is the number of years that the Company estimates, based on history, that options will be outstanding prior to exercise.

(2)	Prior to fiscal 2006, expected volatility was based on historical volatilities over the expected terms. With the adoption of SFAS 123(R) the Company continues to determine expected volatility based on historical volatilities but has incorporated adjustments associated with an unusually volatile period from its mean-reversion analysis for fiscal years commencing with 2006.
Restricted Stock
     During the years ended June 30, 2011, 2010 and 2009, the Company issued restricted shares/share units under the 2005 Plan. Awards granted as restricted shares/share units have restrictions that generally lapse in three equal annual installments commencing on the first anniversary of the date grant of each such award. Compensation expense of $139, $655, and $884 was recognized during the periods ended June 30, 2011, 2010 and 2009, respectively. The aggregate unrecognized compensation costs related to the non-vested restricted awards outstanding at June 30, 2011 was $108 and is expected to be recognized over a weighted-average period of approximately 1.4 years.

     The following table summarizes outstanding and non-vested shares under the 2005 Plan for 2011, 2010 and 2009.

	The 2005 Plan
		Weighted
		Average Grant Date
	Class A Units	Fair Value
Outstanding at June 30, 2008	420,019	$4.80

Granted	139,667	$2.01
Canceled	(7,500)	$5.19
Vested	(198,454)	$4.73

Outstanding at June 30, 2009	353,732	$3.73

Granted	177,000	$1.65
Canceled	(15,500)	$3.55
Vested	(187,774)	$4.05

Outstanding at June 30, 2010	327,458	$2.43

Granted	57,144	$1.26
Canceled	(98,056)	$2.74
Vested	(136,404)	$2.74

Outstanding at June 30, 2011	150,142	$1.50

Long Term Incentive Performance Share Awards
     The Company did not issue any long term incentive performance share awards during the fiscal year ended June 30, 2011. During the fiscal year ended June 30, 2010, the Company issued long term incentive performance share awards (“PSAs”) under the 2005 Plan. PSAs are stock awards where the number of shares ultimately received by the employee depends on the Company’s performance against specified targets and typically vest during a three-year period. The fair value of each PSA is determined on the grant date, based on the Company’s stock price. Over the performance period, the number of shares of stock that will be issued and the associated compensation expense is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets. The fair value of PSAs granted during the fiscal year ended June 30, 2010 was $183. Total fair value of PSAs vested and compensation expense incurred during each of the three years ended June 30, 2011, 2010 and 2009 was $0, based on the current assessment of the probability of achievement.
     Long-term incentive performance share awards:

	The 2005 Plan
		Weighted Average
		Grant Date Fair
	Class A Units	Value
Outstanding at June 30, 2009	43,333	$2.15

Granted	101,440	$1.80
Canceled	(4,000)	$2.15
Vested	—	$0.00

Outstanding at June 30, 2010	140,773	$1.90

Granted	—	$0.00
Canceled	(79,333)	$1.93
Vested	—	$0.00

Outstanding at June 30, 2011	61,440	$1.85

Note 13 — Supplemental Compensation:
     In the U.S., the Company maintains the Baldwin Technology Profit Sharing and Savings Plan. The Company typically matched up to 5% of eligible compensation and the participants’ interests in the Company’s contributions vested immediately. For the fiscal years 2011, 2010 and 2009, the Company suspended its matching contributions to the plan. Participant contributions are made on a bi-weekly basis, while the Company’s matching contributions have been made on a quarterly basis. Employer contributions charged to income were $0, $0 and $154, respectively, for the fiscal years ended June 2011, 2010 and 2009. The assets of the plan are invested primarily in mutual funds, money market funds, and Class A Common Stock of the Company. The Class A Common Stock constituted approximately 1% of the total assets of the plan at June 30, 2011.
     Certain subsidiaries within Europe maintain defined contribution and/or profit sharing plans. Amounts expensed under these plans based upon the age, salary and years of service of employees covered by the plans were as follows:

	For the Years Ended June 30,
	2011	2010	2009
		(in thousands)
Germany	$237	$213	$218
Sweden	83	119	115
U.K.	143	60	68

Total expense	$463	$392	$401

     In Germany, there is one pension plan covering one former employee, and the Company’s Japanese subsidiary maintains a retirement plan covering all of its employees. These defined benefit plans provide for benefits, at maturity age, in lump sum payments on retirement or death or as a disability pension in case of disability. The fair values of 100% of plan assets are represented by insurance contracts which are measured as a Level 2 type valuation as of June 30, 2011 and 2010, and the expected return on plan assets is determined based on the expected long term rate of return on plan assets. The Company also has non-qualified Supplemental Executive Retirement Plans (SERPs). The SERPs provide benefits to eligible executives, based on average earnings, years of service and age at retirement or separation from employment. The Company has established a Trust to provide a potential source of funds to pay benefits under the SERPs. The amount held in trust in Other Assets at June 30, 2011 and 2010 was $1,457 and $1,253, respectively, which represents the market value of the trust assets measured as a Level 1 type valuation as of June 30, 2011 and 2010, respectively. The Company uses a measurement date of June 30 for its defined benefits plans.
     The following tables set forth the components of net periodic benefit costs, the funded status and key actuarial assumptions, and reconciliations of projected benefit obligations and fair values of plan assets of the defined benefit plans:

	For the Years Ended June 30,
	2011	2010	2009
		(in thousands)
Service Cost — benefits earned during the year	$396	$401	$401
Interest on projected benefit obligation	304	329	336
Annual return on plan assets	(31)	(20)	(20)
Amortization of net actuarial loss	77	48	45

Net periodic pension expense	$746	$758	$762

	For the Years Ended June 30,
	2011	2010
	(in thousands)
Change in benefit obligation:
Projected benefit obligation — beginning of year	$10,239	$9,645
Service cost — benefits earned during the year	396	401
Interest on projected benefit obligation	304	329
Actuarial loss	583	204
Benefits paid	(1,472)	(771)
Foreign currency rate changes	513	431
Curtailment/settlement	(916)	—

Projected benefit obligation — end of year	$9,647	$10,239

Change in plan assets:
Fair value of plan assets — beginning of year	$2,037	$1,796
Actual return on plan assets	24	10
Contributions to the plan	1,019	768
Benefits paid	(1,055)	(691)
Curtailment/settlement	(592)	—
Foreign currency rate changes	201	154

Fair value of plan assets — end of year	1,634	2,037

Funded status at year end	$(8,013)	$(8,202)

Components of above amounts:
Accrued expenses	$(785)	$(605)
Accrued benefit liability (noncurrent)	(7,228)	(7,597)

Total	$(8,013)	$(8,202)

Amounts included in AOCI:
Actuarial losses	$1,287	$993

Amount expected to be recognized during next fiscal year actuarial gain	120	71

Accumulated benefit obligation	$9,647	$9,706

Weighted average actuarial assumptions:
Discount rate	1.75%-5.10%	1.75%-5.10%
Rate of increase in compensation levels	0.00%-3.00%	0.00%-3.00%
Expected rate of return on plan assets	1.50%-4.00%	1.50%-4.00%
     Undiscounted benefit amounts expected to be paid for each of the next five successive fiscal years and for the aggregate next five years thereafter are as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2012	$1,057
2013	$1,011
2014	$908
2015	$1,014
2016	$1,266
Aggregate for 2017 through 2021	$5,019
     The amount expected to be contributed by the Company to its defined benefit pension plans during fiscal year 2012 is approximately $307.
Note 14 — Restructuring:
Quarter 3 FY 2009 Plans:
     In January and March 2009, the Company committed to the principal features of plans to restructure some of its existing operations. These plans included the consolidation of production facilities in Germany, as well as employee reductions in Germany, Sweden, Italy and the U.S. The actions were taken in response to sustained weak market conditions. Actions under the plans commenced during the third quarter of Fiscal 2009; and were substantially completed by June 30, 2009.

		Balance at	Payments against	Balance at
	Initial Reserve	June 30, 2010	Reserve	June 30, 2011
		(in thousands)
Restructuring costs:
Employee termination costs	$3,836	$266	$(266)	$—
Other	230	129	(129)	—

Total restructuring costs	$4,066	$395	$(395)	$—

Quarter 4 FY 2010 Plan:
     In June 2010 the Company committed to the principal features of a plan to additionally restructure its operation in Germany. Actions under the plan commenced and were completed by June 30, 2010. All costs associated with the plan are cash payments related to employee reductions.

		Balance at	Payments against	Balance at
	Initial Reserve	June 30, 2010	Reserve	June 30, 2011
		(in thousands)
Restructuring costs:
Employee termination costs	$540	$502	$(502)	$—

Total restructuring costs	$540	$502	$(502)	$—

Quarter 1 FY 2011 Plan:
     In September 2010 the Company committed to the principle features of a plan to restructure its operations in the UK and Japan. Actions under the plan to consolidate facilities in the UK and to reduce employment levels in Japan commenced in September. Costs associated with the plan are primarily cash payments related to employee reductions.

		Payments against	Balance at
	Initial Reserve	Reserve	June 30, 2011
		(in thousands)
Restructuring costs:
Employee termination costs	$145	$(145)	$—
Other	47	(32)	15

Total restructuring costs	$192	$(177)	$15

Quarter 2 FY 2011 Plan:
     In December 2010 the Company committed to the principle features of a plan to restructure its operations in Germany and further restructure its operations in Japan. Actions under the plan to reduce employment levels commenced in December. Costs associated with the plan are primarily cash payments related to employee reductions.

		Payments against	Balance at
	Initial Reserve	Reserve	June 30, 2011
		(in thousands)
Restructuring costs:
Employee termination costs	$417	$(397)	$20

Total restructuring costs	$417	$(397)	$20

Quarter 3 FY 2011 Plan:
     In March 2011 the Company committed to the principle features of a plan to additionally further restructure its operations in Japan, Germany, the U.K. and Sweden. Actions under the plan primarily relate to reduction in employment levels, consolidation of facilities and fixed asset write-downs. Costs associated with the plan are primarily cash payments related to employee reductions.

			Payments Uses
		Reserve Adjustments	Against Reserve	Balance at
	Initial Reserve	(in thousands)		June 30, 2011
Restructuring costs:
Employee termination costs	$1,583	$198	$(552)	$1,229
Other	531	46	159	736

Total restructuring costs	$2,114	$244	$(393)	$1,965

Note 15 — Business Acquisition:
     On June 30, 2010, the Company concluded its acquisition from Nordson Corporation of 100% of the outstanding shares of Nordson UV. The acquired business provides UV (ultraviolet) curing systems to the graphic arts markets, as well as a line of parts and consumables (ultraviolet lamps). The acquisition introduces the Company to delivery of UV curing systems as well as expanding opportunities in UV applications and the digital (ink jet) market sector.
     In conjunction with the acquisition, the Company executed a five-year purchase note payable to Nordson Corporation, the seller. The original amount of the note payable was $2,150. Due to a subsequent net working capital adjustment, the note has been revised to $2,521 of which $1,871 represents the purchase price and $650 represents costs of the transaction funded by the seller to be repaid to the seller over the period of the note.
     The following summarizes the allocation of purchase price, based on a management valuation study, to the fair value of assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Accounts Receivable	$1,875
Inventory	2,740
Property, plant and equipment	1,174
Existing product technology and other intangibles	1,560
Other assets	611

Total assets acquired	$7,960

Liabilities assumed:
Accounts payable and other accrued liabilities	$1,978
Deferred tax liability	1,151

Net assets acquired	4,831
Gain on bargain purchase	2,960

Purchase price	$1,871

Note 16 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for each of the fiscal years ended June 30, 2011 and 2010 are as follows:
     Activity in the fiscal year ended June 30, 2011 was as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
		(in thousands)
Balance as of July 1, 2010	$20,178	$1,425	$18,753
Effects of currency translation	1,353	181	1,172

Balance as of June 30, 2011	$21,531	$1,606	$19,925

     Activity in the fiscal year ended June 30, 2010 was as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
		(in thousands)
Balance as of July 1, 2009	$20,821	$1,462	$19,359
Effects of currency translation	(643)	(37)	(606)

Balance as of June 30, 2010	$20,178	$1,425	$18,753

     Intangible assets subject to amortization were comprised of the following:

		As of June 30, 2011		As of June 30, 2010
	Amortization Period	Gross	Accumulated	Gross	Accumulated
Intangible Assets:	(Years)	Carrying Amount	Amortization	Carrying Amount	Amortization
		(in thousands)		(in thousands)
Patents and Trademarks	12-20	$11,930	$8,010	$11,372	$7,155
Customer relationships	2-13	597	137	538	58
Trademarks	30	1,547	241	1,368	163
Existing product technology	15	6,442	1,574	5,605	1,135
Non-compete/solicitation agreements	5	66	55	59	41
Other	5-30	2,369	2,205	2,165	1,848

Total		$22,951	$12,222	$21,107	$10,400

     The weighted average life of intangible assets at June 30, 2011 was 12 years. Amortization expense was $1,366 for the fiscal year ended June 30, 2011, $1,205 for the fiscal year ended June 30, 2010 and $1,379 for the fiscal year ended June 30, 2009. The net carrying amount of intangible assets increased $22 for the year ended June 30, 2011 primarily due to amortization of $1,366 which was offset by the effects of currency translation of $1,065 and the costs of retaining and obtaining future economic benefits of patents of $320.
     Estimated amortization expense for each of the following five fiscal years is as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2012	$1,444
2013	$1,350
2014	$1,259
2015	$1,178
2016	$1,130
Note 17 — Commitments and Contingencies:
     Future minimum annual lease payments under capital leases were as follows at June 30, 2011:

Fiscal Years Ending June 30,	Amount
(in thousands)
2012	$3
2013	—
2014	—
2015	—
2016	—

Present value of minimum lease payments (net of $2 with interest)	$3

     At June 30, 2011, $0 ($3 at June 30, 2010) was included in “Other long-term liabilities” representing the long-term portion of the present value of minimum lease payments, and $3 ($99 at June 30, 2010) was included in “Other accounts payable and accrued liabilities” representing the current portion of the present value of minimum lease payments. At June 30, 2011, the gross asset totaled $118, with accumulated depreciation of $115.

     Rental expense under operating leases amounted to approximately $7,089, $6,814 and $6,354 for the years ended June 30, 2011, 2010 and 2009, respectively. Aggregate future annual rentals under noncancellable operating leases for periods of more than one year at June 30, 2011 are as follows:

Fiscal Years Ending June 30,	Amount
(in thousands)
2012	$5,039
2013	$3,249
2014	$2,484
2015	$1,860
2016	$2,068
2017 and thereafter	$2,584
Note 18 — Related Parties:
     Samuel B. Fortenbaugh III, a Director of the Company since 1987, has rendered legal services to the Company since September 2002. During the fiscal years ended June 30, 2011, 2010 and 2009, the Company paid $246, $139 and $95, respectively to Mr. Fortenbaugh for legal services rendered.
     Akira Hara, a former Director of the Company, is currently a strategic advisor to the Company and through September 19, 2011 was Chairman of Baldwin Japan Limited, a wholly-owned subsidiary of the Company. Mr. Hara, as strategic advisor, received compensation of approximately $49 for the fiscal year ended June 30, 2011. In addition, Mr. Hara receives benefits under a non-qualified supplemental executive retirement plan, which expires in 2015 or upon his death whichever occurs later. The estimated annual benefit payable to him under this supplemental plan is approximately $183 (See Note 13).
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

Warranty Amount
(in thousands)
Warranty reserve at June 30, 2009	$2,626
Additional warranty expense accruals	2,271
Additional warranty reserve related to Nordson acquisition	240
Payments against reserve	(3,085)
Effects of currency rate fluctuations	(53)

Warranty reserve at June 30, 2010	$1,999
Warranty expense accruals	2,445
Payments against reserve	(2,649)
Effects of currency rate fluctuations	328

Warranty reserve at June 30, 2011	$2,123

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
Note 21: — Subsequent Event:
On October 13, 2011, the Company entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”) with BofA (See Note 9).
Note 22 — Additional Balance Sheet Detail

	As of June 30, 2011	As of June 30, 2010
Other Accounts Payable and Accrued Liabilities	(in thousands)
Warranty (see Note 19 - Warranty Costs)	$2,123	$1,999
Commissions	351	329
Restructuring reserve (see Note 14 - Restructuring)	2,000	897
Professional fees	584	518
Health insurance	818	721
VAT tax payable	574	531
Severance accrual	674	—
U.K. dilapidations	403	—
Other	3,992	3,506

	$11,519	$8,501

	As of June 30, 2011	As of June 30, 2010
Other Long-Term Liabilities	(in thousands)
Non-current income tax liabilities (see Note 10)	$1,404	$3,726
Supplemental compensation (see Note 13)	7,228	7,597
Phantom equity	—	252
Warrants	863	—
Other	386	852

	$9,881	$12,427

Note 23 — Quarterly Financial Data (unaudited):
     Summarized unaudited quarterly financial data for the fiscal years ended June 30, 2011 and 2010 are as follows (in thousands, except per share data):

	Quarter
Fiscal Year Ended June 30, 2011	First	Second	Third	Fourth
Net sales	$39,998	$41,264	$36,443	$43,194
Cost of goods sold	27,649	28,630	25,972	31,605
Gross profit (1)	12,349	12,634	10,471	11,589
Operating expenses (2)	12,898	12,242	11,920	13,406
Restructuring (3)	191	417	2,114	244
Interest expense, net	540	495	656	442
Other (income) expense, net	171	(24)	50	(85)

(Loss) income from continuing operations before income taxes	(1,451)	(496)	(4,269)	(2,418)
Provision (benefit) for income taxes (4)	(489)	(859)	(1,392)	6,248

(Loss) income from continuing operations	$(962)	$363	$(2,877)	$(8,666)
Discontinued operations, net of tax
(Loss) income from discontinued operations	(111)	(123)	(1,688)	(541)

Net (loss) income	$(1,073)	$240	$(4,565)	$(9,207)

Basic:
(Loss) income per share from continuing operations	$(0.06)	$0.02	$(0.18)	$(0.55)
(Loss) income per share from discontinued operations	$(0.01)	$0.00	$(0.11)	$(0.04)

(Loss) income per share	$(0.07)	$0.02	$(0.29)	$(0.59)

Diluted:
(Loss) income per share from continuing operations	$(0.06)	$0.02	$(0.18)	$(0.55)
(Loss) income per share from discontinued operations	$(0.01)	$0.00	$(0.11)	$(0.04)

(Loss) income per share	$(0.07)	$0.02	$(0.29)	$(0.59)

Weighted average shares outstanding:
Basic	15,568	15,604	15,640	15,662

Diluted	15,568	15,981	15,640	15,662

(1)	First quarter includes a charge of $243 related to inventory step up.

(2)	First quarter includes CEO termination costs of $878. Third quarter includes CFO termination costs of $128 and investigation costs of $130. Fourth quarter includes $350 of internal control investigation costs.

(3)	See Note 13 regarding details of restructuring expenses.

(4)	Fourth quarter reflects recording of additional valuation allowance.

	Quarter
Fiscal Year Ended June 30, 2010	First	Second	Third	Fourth
Net sales	$33,504	$36,714	$36,977	$31,404
Cost of goods sold	23,677	25,511	25,722	22,318
Gross profit	9,827	11,203	11,255	9,086
Operating expenses (2)	11,723	11,242	10,742	11,443
Restructuring (1)	—	—	—	540
Legal settlement gain	9,266	—	—	—
Gain on bargain price	—	—	—	2,960
Interest expense, net	1,715	485	426	432
Other (income) expense, net	176	25	66	139

Income (loss) from continuing operations before income taxes	5,479	(549)	21	(508)
Provision (benefit) for income taxes	1,778	(29)	(4)	(808)

(Loss) income from continuing operations	$3,701	$(520)	$25	$300

Discontinued operations, net of tax
(Loss) income from discontinued operations	197	104	108	(38)

Net (loss) income	$3,898	$(416)	$133	$262

Basic:
(Loss) income per share from continuing operations	$0.24	$(0.03)	$0.00	$0.02
(Loss) income per share from discontinued operations	$0.01	$0.00	$0.01	$0.00

(Loss) income per share	$0.25	$(0.03)	$0.01	$0.02

Diluted:
(Loss) income per share from continuing operations	$0.24	$(0.03)	$0.00	$0.02
(Loss) income per share from discontinued operations	$0.01	$0.00	$0.01	$0.00

(Loss) income per share	$0.25	$(0.03)	$0.01	$0.02

Weighted average shares outstanding:
Basic	15,380	15,461	15,526	15,477

Diluted	15,427	15,461	15,562	15,524

(1)	See Note 14 regarding details of restructuring expense

(2)	First quarter includes $911 of costs related to a special investigation into violation of the Company’s internal control procedures. Fourth quarter includes costs of $330 associated with the Nordson acquisition and $250 for bank amendment fees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.

Item 9A.	Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K.

     Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
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
     Management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2011.
     (c) Changes in internal control over financial reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in the Form 10 K/A for the year ended June 30, 2010 filed May 23, 2011, the Company reported a material weakness in the control environment at its Japanese operations. As a result, established revenue recognition, purchase and expense policies and related internal controls at the Company’s Japanese subsidiary were overridden and intentionally circumvented by local management. Specifically, existing policies and controls were violated as revenue was recorded prior to shipments of goods or completion of installation services and related costs were recorded prior to receipt of materials and components As a result of the material weakness the Company concluded that disclosure control and procedures and internal control over financial reporting were not effective as of June 30, 2010.
     As previously disclosed in the Form 10-K/A for the year ended June 30, 2010, in August 2010, the former President of the Company’s Japanese operations left the Company and in March 2011, the Company hired a new President for its Japanese subsidiary.
     In addition, during the fourth quarter of the fiscal year ended June 30, 2011 management took various actions to strengthen disclosure and control procedures and internal control over financial reporting at its Japanese and other subsidiaries. The following remediation activities were performed:
•	Appropriate disciplinary actions were taken against employees in Japan involved in the violations.
•	A quarterly process was implemented for management of the individual subsidiaries to review and validate the appropriateness of revenue recognition with corporate management.
•	Additional training was conducted on the revenue recognition and purchase processes at all subsidiaries to ensure that expectations are fully communicated and understood throughout the Company.
•	Conducted updated training with respect to Baldwin’s Code of Conduct and Business Ethics policy and required annual written confirmation from each employee of their understanding and adherence to this policy.
•	Improved the communication surrounding, and encouraged the use of the Company’s whistleblower program to ensure that any issues, such as those that led to the material weaknesses, are reported in a more timely manner.
     Also, during the fiscal year ended June 30, 2011, the Company made significant senior level and other management changes and other organizational changes. In October 2010, the Company hired a new Chief Executive Officer. In December 2010, under the leadership of the new CEO, the Company made significant organizational changes including transforming the Company from a country-based group of silo organizations, with local managements and local focus, to a globally integrated organization with multiple leaders having global responsibility managing the Company’s business units with improved reporting and personal accountabilities. Additionally, in April 2011, the Company hired a new Chief Financial Officer. The Company believes that these senior management and organizational changes have contributed significantly to remediation of the issues identified at its Japanese subsidiary.
     Except as noted above, there was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
     On May 16, 2011 the Company entered into Waiver and Amendment No. 10 to the Credit Agreement (“Amendment No. 10”) with BofA as agent and the other lenders. Under the terms of Amendment No. 10, the Company issued to each of the Company’s three lenders Warrants with a term of ten years to purchase an aggregate of 372,374 shares of the Company’s Class A Common Stock for a purchase price of $0.01 per share (the “2011 Warrants”). The 2011 Warrants also contain a put provision that enables the holders thereof after May 16, 2 013 to request a cash settlement equal to the fair market value of the Warrants in an amount not to exceed $1.50 per share. Neither the 2011 Warrants nor the shares of Class A Common Stock issuable upon the exercise of the 2011 Warrants have been registered under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.
     On October 13, 2011, the Company entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”) with certain lenders and BofA as agent. Among other things, Amendment No. 11 (i) extended the maturity date of the revolving Credit Agreement from November 21, 2011 to July 2, 2012, (ii) adjusted the interest payment provisions pursuant to which euro and U.S. dollar borrowings bear interest at LIBOR plus 7.50%, and (iii) increased the incremental interest rate for the deferred interest to be paid at maturity. As part of the consideration for Amendment No. 11, the Company will (a) pay the Lenders a potential fee of $1,100 as follows: $200 upon signing of Amendment No. 11, and scheduled weekly installments ranging from $200 to $50 beginning February 10, 2012 through April 20, 2012 unless the Credit Agreement is fully refinanced prior to the payment due dates, in which case any remaining payments will be waived, (b) grant to the Lenders ten year Warrants to purchase an aggregate of 434,200 shares of Class A Common Stock of the Company at an exercise price of $0.01 per share, with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants (the “October 2011 Warrants”); and (c) if the Credit Agreement is not refinanced prior to certain scheduled dates, the Company may grant to the Lenders additional ten year Warrants in four monthly installments beginning March 1, 2012 and on the first day of each month through June 1, 2012, to purchase an aggregate of 1,592,067 shares of Class A Common Stock of the Company (equal to an amount not to exceed 20 percent of the issued and outstanding shares of Class A Common Stock of the Company on September 27, 2010) each at an exercise price of $0.01 per share, and each with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants.
     The Credit Agreement, as amended by Amendment No 11, continues to require that the Company satisfy certain minimum EBITDA, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. The Company anticipates that it will be in compliance with these covenants for the remainder of the term of the Credit Agreement.
PART III
Items 10, 11, 12, 13, 14
     Information required under these items is contained in the Company’s 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year-end; accordingly, this information is therefore incorporated herein by reference.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules
     (a)(1) Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.
     (a)(2) The following is a list of financial statement schedules filed as part of this Report:

Page
Schedule II — Valuation and Qualifying Accounts	73
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (a)(3) The following is a list of all exhibits filed as part of this Report:
INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 4, 1986. Filed as Exhibit 3.1 to the Company’s registration statement (No. 33-10028) on Form S-1 and incorporated herein by reference.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1988. Filed as Exhibit 3.2 to the Company’s Registration Statement (No. 33-26121) on Form S-1 and incorporated herein by reference.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 20, 1990. Filed as Exhibit 3.3 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

3.4	By-Laws of the Company as amended on November 13, 2007. Filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated November 19, 2007 and incorporated herein by reference.

4.1	Form of Warrant to purchase shares of the Company’s Class A Common Stock, dated as of September 28, 2010, issued to the Company’s Lenders pursuant to Amendment No. 8 to the Company’s Credit Agreement (filed herewith).

4.2	Form of Warrant to purchase shares of the Company’s Class A Common Stock, dated as of May 23, 2011, issued to the Company’s Lenders pursuant to Amendment No. 10 to the Company’s Credit Agreement (filed herewith).

10.1*	Baldwin Technology Company, Inc. 1996 Stock Option Plan, as amended August 2002. Filed as Exhibit A to the Baldwin Technology Company, Inc. 2002 Proxy Statement dated October 28, 2002 and incorporated herein by reference.

10.2*	Baldwin Technology Company, Inc. 1998 Non-Employee Directors’ Stock Option Plan. Filed as Exhibit A to the Baldwin Technology Company, Inc. 1998 Proxy Statement dated October 15, 1998 and incorporated herein by reference.

10.3*	Baldwin Technology Company, Inc. 2005 Equity Compensation Plan as amended August 2008. Filed as Exhibit A to the Company’s 2008 Proxy Statement dated October 10, 2008 and incorporated herein by reference.

10.4*	Form of Restricted Stock Award Agreement between the Company and individuals granted Restricted Stock Awards under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

10.5*	Form of Restricted Stock Unit Award Agreement between the Company and individuals granted Restricted Stock Unit Awards under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

10.6*	Form of Grant Certificate issued by the Company to individuals granted stock options under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.8 to the Company’s Report on Form 10-K dated September 28, 2007 and incorporated herein by reference.

10.7*	Form of Performance Share Award Agreement between the Company and individuals granted Performance Share Awards under the Company’s 2005 Equity Compensation Plan, as amended. Filed as Exhibit 10.7 to the Company’s Report on Form 10-K dated September 28, 2009 and incorporated herein by reference.

10.8*	Baldwin Technology Company, Inc. 2009 Management Incentive Compensation Plan. Filed as Exhibit 10.11 to the Company’s Report on Form 10-K dated September 29, 2008 and incorporated herein by reference.

10.9*	Baldwin Technology Company, Inc. 2010 Management Incentive Compensation Plan. Filed as Exhibit 10.11 to the Company’s Report on Form 10-K dated September 28, 2009 and incorporated herein by reference.

10.10*	Baldwin Technology Company, Inc. 2011 Management Incentive Compensation Plan. Filed as an Exhibit to the Company’s Report on Form 10-K dated September 28, 2010 and incorporated herein by reference.

10.11	Baldwin Technology Company, Inc. Dividend Reinvestment Plan. Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1991 and incorporated herein by reference.

10.12*	Employment Agreement dated December 19, 2008, amending and restating an earlier agreement dated February 22, 2007, between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.26 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.

10.13*	Amendment dated January 29, 2009 to Employment Agreement between Baldwin Technology Company, Inc. and John P. Jordan. Filed as Exhibit 10.30 to the Company’s Report on Form 10-Q dated February 17, 2009 and incorporated herein by reference.

10.14*	Baldwin Technology Profit Sharing and Savings Plan, as amended. Filed as Exhibit 10.53 to the Company’s Report on Form 10-K dated October 13, 2003 and incorporated herein by reference.

10.15*	Strategic Advisory Services Agreement dated October 19, 2003 and effective January 1, 2004 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.66 to the Company’s Report on Form 10-Q dated February 13, 2004 and incorporated herein by reference.

10.16*	Amendment to Strategic Advisory Services Agreement dated as of September 25, 2008 between Baldwin Technology Company, Inc. and Akira Hara. Filed as Exhibit 10.25 to the Company’s Report on Form 10-K dated September 28, 2009 and incorporated herein by reference.

10.17*	Retirement Allowance Plan for Representative Directors and Directors of Baldwin-Japan Ltd. Filed as Exhibit 10.75 to the Company’s Report on Form 10-Q dated February 10, 2006 and incorporated herein by reference.

10.18	Credit Agreement dated as of November 21, 2006 by and among Baldwin Technology Company, Inc., Mainsee 431. VV GmbH (renamed Baldwin Germany Holding GmbH), Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH, as Borrowers, the various lenders party thereto as Lenders and LaSalle Bank National Association, as Administrative Agent and Arranger. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated November 28, 2006 and incorporated herein by reference.

10.19	Line of Credit Contract in the amount of EUR 5,000,000.00 (five million euro) between Baden-Württembergische Bank (as Lender) and Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH, as joint Borrowers, dated April 18, 2007. Translation filed as Exhibit 10.23 to the Company’s Report on Form 10-K dated as of September 28, 2007 and incorporated herein by reference.

10.20	Waiver, Consent and Amendment No. 3 to Credit Agreement by and among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH and Oxy-Dry Maschinen GmbH, as Borrowers, various lenders party thereto as Lenders, and LaSalle Bank National Association, as Administrative Agent and Lender, dated and effective as of January 3, 2008. Filed as Exhibit 10.24 to the Company’s Report on Form 10-Q dated February 14, 2008 and incorporated herein by reference.

10.21	Modification and Limited Waiver Agreement dated as of March 31, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.33 to the Company’s Report on Form 8-K dated April 6, 2009 and incorporated herein by reference.

10.22	Amended and Restated Modification and Limited Waiver Agreement dated as of May 15, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.34 to the Company’s Report on Form 10-Q dated May 15, 2009 and incorporated herein by reference.

10.23	Waiver and Amendment No. 5 to Credit Agreement dated as of July 31, 2009 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the

other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent and the other Lenders party thereto. Filed as Exhibit 10.33 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

10.24*	Employment Agreement effective July 1, 2009 between Baldwin Germany GmbH and Dr. Steffen Weisser. Filed as Exhibit 10.34 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

10.25*	Employment Agreement effective July 1, 2009 between Baldwin Jimek AB and Peter Hultberg. Filed as Exhibit 10.35 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

10.26	Waiver and Amendment No. 6 to Credit Agreement dated as of May 12, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q dated May 17, 2010 and incorporated herein by reference.

10.27	Waiver and Amendment No. 7 to Credit Agreement dated as of June 9, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated June 14, 2010 and incorporated herein by reference.

10.28	Stock Purchase Agreement by and between Nordson Corporation and Baldwin Technology Company, Inc. and Baldwin Americas Corporation and Baldwin Europe Consolidated BV dated June 9, 2010. Filed as an Exhibit to the Company’s Report on Form 10-K dated September 28, 2010 and incorporated herein by reference.

10.29*	Amended and Restated Employment Agreement dated June 19, 2010 between Baldwin Technology Company, Inc. and Karl S. Puehringer. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated June 24, 2010 and incorporated herein by reference.

10.30*	Contract for Chairman of the Board between Baldwin Technology Company, Inc. and Gerald A. Nathe dated June 15, 2010. Filed as Exhibit 10.1 to Company’s Report on Form 8-K dated July 7, 2010 and incorporated herein by reference.

10.31	Advisory Agreement dated July 8, 2010 between Baldwin Technology Company, Inc. and OBX Partners LLC. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated July 14, 2010 and incorporated herein by reference.

10.32	Amendment No. 8 to Credit Agreement dated as of September 28, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as a Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.35 to the Company’s Report on Form 10-K dated September 28, 2010 and incorporated herein by reference.

10.33*	Termination Agreement between Baldwin Technology Company, Inc. and Karl S. Puehringer dated September 30, 2010. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2010 and incorporated herein by reference.

10.34*	Employment Agreement between Baldwin Technology Company, Inc. and Mark T. Becker dated January 5, 2011. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

10.35*	Plan Option Grant Certificate to Mark T. Becker. Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

10.36*	Non-Plan Option Grant Certificate to Mark T. Becker. Filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

10.37*	Amendment to Employment Agreement between Baldwin Technology Company, Inc. and John P. Jordan dated January 3, 2011. Filed as Exhibit 10.4 to the Company’s Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

10.38*	Amendment to Employment Agreement between Baldwin Jimek AB and Peter Hultberg dated January 3, 2011. Filed as Exhibit 10.5 to the Company’s Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

10.39*	Amendment to Employment Agreement between Baldwin Germany GmbH and Steffen Weisser dated January 3, 2011. Filed as Exhibit 10.6 to the Company’s Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

10.40*	Employment Agreement between Baldwin Jimek AB and Birger Hansson dated January 12, 2006. Filed as Exhibit 10.7 to the Company’s Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

10.41*	Amendment to Employment Agreement between Baldwin Jimek AB and Birger Hansson dated January 3, 2011. Filed as Exhibit 10.8 to the Company’s Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

10.42*	Separation Agreement between Baldwin Technology Company, Inc. and John P. Jordan dated February 16, 2011. Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated February 22, 2011 and incorporated herein by reference.

10.43*	Employment Agreement between Baldwin Technology Company, Inc. and Ivan R. Habibe effective April 4, 2011. Filed as Exhibit 10.01 to the Company’s Report on Form 8-K dated March 24, 2011 and incorporated herein by reference.

10.44	Amendment No. 9 to Credit Agreement dated as of September 29, 2010 among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A., as Lender and as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 15, 2010 and incorporated herein by reference.

10.45	Waiver and Amendment No. 10 to Credit Agreement, dated as of May 16, 2011, among Baldwin Technology Company, Inc. and certain of its subsidiaries, Bank of America, N.A. and certain other Lenders. Filed as Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q dated May 23, 2011 and incorporated herein by reference.

10.46*	Amendment No. 1 to Contract for Chairman of the Board signed on November 16, 2010 (filed herewith).

18.	Preferability Letter dated September 28, 2009 from Grant Thornton LLP, the Company’s registered independent accounting firm, filed as Exhibit 18 to the Company’s Report on Form 10-K dated September 29, 2009 and incorporated herein by reference.

21.	List of Subsidiaries of Registrant (filed herewith).

23.	Consent of Grant Thornton LLP (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC. (Registrant)
By:	/s/ MARK T. BECKER
Mark. T. Becker
President and Chief Executive Officer (Principal Executive Officer)

Dated: October 13, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD A. NATHE Gerald A. Nathe	Chairman of the Board	October 13, 2011

/s/ MARK T. BECKER Mark T. Becker	President, Chief Executive Officer and a Director (Principal Executive Officer)	October 13, 2011

/s/ IVAN R. HABIBE Ivan R. Habibe	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 13, 2011

/s/ LEON RICHARDS Leon Richards	Controller (Principal Accounting Officer)	October 13, 2011

/s/ PAUL J. GRISWOLD Paul J. Griswold	Director	October 13, 2011

/s/ ROLF BERGSTROM Rolf Bergstrom	Director	October 13, 2011

/s/ SAMUEL B. FORTENBAUGH III Samuel B. Fortenbaugh III	Director	October 13, 2011

/s/ RONALD B. SALVAGIO Ronald B. Salvagio	Director	October 13, 2011

/s/ CLAES WARNANDER Claes Warnander	Director	October 13, 2011

SCHEDULE II
BALDWIN TECHNOLOGY COMPANY, INC
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End of Fiscal
	of Fiscal Year	Expenses	Deduction	Acquired Balances	Year
Fiscal year ended June 30, 2011 Allowance for doubtful accounts (deducted from accounts receivable)	$1,154	$651	$407	$—	$1,398
Fiscal year ended June 30, 2010 Allowance for doubtful accounts (deducted from accounts receivable)	$1,698	$634	$1,354	$176	$1,154
Fiscal year ended June 30, 2009 Allowance for doubtful accounts (deducted from accounts receivable)	$1,180	$857	$339	$—	$1,698