Form 10-Q
period 2011-09-30
BALDWIN TECHNOLOGY CO INC
filed 2011-11-14
CIK 805792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission file number 1-9334
BALDWIN TECHNOLOGY COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3258160

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 NW Corporate Blvd., Suite 402, Boca Raton, FL	33431

(Address of principal executive offices)	(Zip Code)
561-367-2950
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Class A Common Stock ($0.01 par value)	14,623,942
Class B Common Stock ($0.01 par value)	1,092,555

BALDWIN TECHNOLOGY COMPANY, INC.
INDEX

Page
Part I Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets at September 30, 2011 (unaudited) and June 30, 2011	1-2

Consolidated Statements of Operations for the three months ended September 30, 2011 (unaudited) and 2010 (unaudited)	3

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2011 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended September 30, 2011 (unaudited) and 2010 (unaudited)	5-6

Notes to Consolidated Financial Statements (unaudited)	7-14

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 4 Controls and Procedures	20-21

Part II Other Information

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	22-23

Item 5 Other Events	23

Item 6 Exhibits	23

Signatures	23
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	September 30,	June 30,
	2011	2011
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,148	$15,814
Accounts receivable trade, net of allowance for doubtful accounts of $1,358 ($1,398 at June 30, 2011)	23,199	28,068
Notes receivable, trade	2,080	2,511
Inventories	20,457	20,629
Deferred taxes, net	764	834
Prepaid expenses and other	4,729	6,361

Total current assets	65,377	74,217

MARKETABLE SECURITIES:
(Cost $959 at September 30, 2011 and $907 at June 30, 2011)	544	565

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	1,076	1,176
Machinery and equipment	6,186	6,223
Furniture and fixtures	4,745	4,872
Capital leases	107	118

	12,114	12,389
Less: Accumulated depreciation	(8,227)	(8,081)

Net property, plant and equipment	3,887	4,308

INTANGIBLES, less accumulated amortization of $12,297 ($12,222 at June 30, 2011)	10,045	10,729
GOODWILL, less accumulated amortization of $1,577 ($1,606 at June 30, 2011)	19,424	19,925
DEFERRED TAXES, NET	4,497	4,087
OTHER ASSETS	4,863	5,291

TOTAL ASSETS	$108,637	$119,122

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2011	June 30, 2011
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$3,894	$4,965
Current portion of long-term debt	16,468	696
Accounts payable, trade	14,352	16,937
Notes payable, trade	3,642	3,879
Accrued salaries, commissions, bonus and profit-sharing	4,504	5,216
Customer deposits	1,771	2,911
Accrued and withheld taxes	1,058	1,295
Income taxes payable	420	109
Deferred taxes	93	93
Other accounts payable and accrued liabilities	9,810	11,519

Total current liabilities	56,012	47,620

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	3,969	18,552
Deferred taxes	627	718
Other long-term liabilities	9,771	9,881

Total long-term liabilities	14,367	29,151

Total liabilities	70,379	76,771

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par, 45,000,000 shares authorized,14,623,942 shares issued at September 30, 2011 and 14,574,997 shares issued at June 30, 2011	146	146
Class B Common Stock, $0.01 par, 4,500,000 shares authorized, 1,092,555 at September 30, 2011 and June 30, 2011	11	11
Capital contributed in excess of par value	48,894	48,748
Accumulated deficit	(15,309)	(12,585)
Accumulated other comprehensive income	4,516	6,031

Total shareholders’ equity	38,258	42,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$108,637	$119,122

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the three months
	ended September 30,
	2011	2010
Net sales	$35,856	$39,998
Cost of sales	26,964	27,649

Gross profit	8,892	12,349

Operating expenses:
General and administrative	5,048	5,930
Selling	3,461	3,553
Engineering and development	1,934	3,415
Restructuring	—	191

Total operating expenses	10,443	13,089

Loss from operations	(1,551)	(740)

Interest, net	1,226	540
Other expense, net	77	171

	1,303	711

Loss from continuing operations before income taxes	(2,854)	(1,451)
Benefit for income taxes	(130)	(489)

Loss income from continuing operations	$(2,724)	$(962)

Discontinued operations, net of tax
Loss from discontinued operations	—	(111)

Net loss	$(2,724)	$(1,073)

Basic:
Loss per share from continuing operations	$(0.17)	$(0.06)

Loss per share from discontinued operations	$—	$(0.01)

Loss per share	$(0.17)	$(0.07)

Diluted:
Loss per share from continuing operations	$(0.17)	$(0.06)

Loss per share from discontinued operations	$—	$(0.01)

Loss per share	$(0.17)	$(0.07)

Weighted average shares outstanding:
Basic	15,703	15,568

Diluted	15,703	15,568

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares) (Unaudited)

	Class A Common Stock		Class B Common Stock		Capital Contributed in Excess of	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Comprehensive Income for the Three Months ended September 30,
	Shares	Amount	Shares	Amount	Par Value			Shares	Amount	2011		2010
Balance at June 30, 2011	14,574,997	$146	1,092,555	$11	$48,748	$(12,585)	$6,031	—	—

Net loss for the three months ended September 30, 2011						(2,724)					$(2,724)	$(1,073)

Translation adjustment							(1,293)				(1,293)	3,932

Unrealized loss on available-for-sale securities, net of tax							(42)				(42)	(14)

Recognition of pension funded status, net of tax							(180)				(180)	92

Comprehensive (loss) income										$	(4,239)	$2,937

Amortization of stock based compensation					112

Shares surrendered as payment of tax withholding								(7,721)	(8)

Retirement of treasury stock					(8)			7,721	8

Shares issued under stock option plan	48,945				42

Balance at September 30, 2011	14,623,942	$146	1,092,555	$11	$48,894	$(15,309)	$4,516	—	—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,724)	$(1,073)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net loss (income) from discontinued operations	—	111
Depreciation and amortization	704	612
Deferred income taxes	(243)	(1,649)
Provision for losses on accounts receivable	7	63
Accrued retirement	—	(33)
Deferred financing charge	—	118
Stock based compensation expense	112	228
Restructuring charges	—	192
Payment of restructuring charges	(1,114)	(161)
Severance charge (former CEO)	—	878
Severance charge payments	(172)	—
Loss on disposal of fixed assets	—	80
Changes in assets and liabilities:
Accounts and notes receivable	4,680	(4,309)
Inventories	(665)	93
Prepaid expenses and other	1,522	514
Other assets	(24)	641
Customer deposits	(1,079)	(399)
Accrued compensation	154	(238)
Accounts and notes payable, trade	(2,512)	7
Income taxes payable	250	817
Accrued and withheld taxes	(989)	(121)
Other accounts payable and accrued liabilities	218	(376)

Net cash (used in) provided by continuing operating activities	(1,875)	(4,005)

Cash flows from investing activities:
Additions of property, plant and equipment	(62)	(54)
Additions of patents and trademarks	(15)	(189)

Net cash provided (used in) by investing activities	(77)	(243)

Cash flows from financing activities:
Long-term and short-term debt borrowings	1,287	2,184
Long-term and short-term debt repayments	(1,287)	—
Principal payments under capital lease obligations	—	(29)
Payment of debt financing costs	(64)	(220)
Share repurchase	(8)	—
Other long-term liabilities	136	27

Net cash (used in) provided by financing activities	64	1,962

Discontinued operations:
Cash provided (used in) by operating activities	—	(219)
Cash provided by (used in) investing activities	—	(13)

Net cash provided by (used in) discontinued operations	—	(232)

Effects of exchange rate changes on cash	222	699

Net increase (decrease) in cash and cash equivalents	(1,666)	(1,819)
Cash and cash equivalents (including discontinued operations at beginning of period)	15,814	15,710
Cash and cash equivalents (including discontinued operations at end of period)	14,148	13,891
Less cash and cash equivalents of discontinued operations at end of period	—	—

Cash and cash equivalents (excluding discontinued operations) at end of period	$14,148	$13,891

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Supplemental disclosures of cash flow information:

	For the three months
	ended September 30,
	2011	2010
Cash paid during the period for:
Interest	$337	$282
Income taxes	$19	$376

Non-cash investing and financing activities:
Warrants issued in connection with debt financing	$—	441
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
     The accompanying unaudited consolidated financial statements include the accounts of Baldwin and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary to present fairly the financial position and the results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed on October 13, 2011.
     Effective July 1, 2011, as a result of certain organizational changes that more closely aligns engineering resources with specific products and production processes (i.e. process changes, maintenance, efficiency, and productivity improvements of current products), the Company now records these engineering costs as a component of cost of sales. The realignment resulted in approximately $1,331 of certain global engineering costs that were previously recorded as operating expenses to be recorded as cost of sales.
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
          Multiple-Element Arrangements —The Company as required (1) separates deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) to allocates the arrangement’s consideration to each unit in the arrangement (such as, equipment, installation or commissioning services). The Company determines an estimated selling price for each separate deliverable following a hierarchy of evidence — Vendor-specific objective evidence (“VSOE”), Third Party Evidence (“TPE”) and, if VSOE and TPE do not exist, best estimate of selling price (“BESP”).
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
Recent Accounting Pronouncements
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
     The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for any future period including the entire fiscal year ending June 30, 2012.
Note 2 — Discontinued Operations:
     During the quarter ended March 31, 2011, the Company discontinued its non-core food blending and packaging business. As a result of this decision and having met the criteria to be reported as a discontinued operation, the assets, liabilities, results of operations and cash flows of the food blending and packaging business are classified as discontinued operations for all periods presented. The blending and packaging business was sold on June 3, 2011.
     Revenues and net loss of the food blending and packaging business included in discontinued operations are as follows:

	Three Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Revenues	$—	$1,836
Pre-tax loss from operations of blending and packaging
business	—	171
Pre-tax loss from discontinued operations	—	171
Tax benefit	—	60
Loss from discontinued operations	$—	$111

Note 3 — Long Term Debt:

	September 30, 2011		June 30, 2011
	Current	Long-Term	Current	Long-Term
	(in thousands)
Revolving Credit Agreement due July 2, 2012, interest rate one-month LIBOR rate 0.23% plus 5.50% (a)	$13,700	$—	$—	$13,700
Revolving Credit Agreement due July 2, 2012, interest rate one-month LIBOR rate 1.30% plus 5.50% (a)	2,008	—	—	2,175
Term loan payable by foreign subsidiary due April 28, 2016, with annual payments, interest rate 1.53% (b)	260	1,038	248	993
Subordinated promissory note due June 30, 2015, interest one year LIBOR rate 1.2% plus 4.50% (c)	448	1,684	448	1,684
Term loan payable by foreign subsidiary due October 15, 2016, with annual payments, interest rate 1.50% (d)	52	1,247	—	—

	$16,468	$3,969	$696	$18,552

     (a)  The Company’s primary source of external financing is its revolving Credit Agreement, as amended with certain lenders (the “Lenders”) and Bank of America (“BofA”), as agent (the “Credit Agreement”), which has a term that ends on July 2, 2012. The borrowings under the Credit Agreement are secured in the U.S. by a pledge of substantially all of the Company’s domestic assets (approximately $17,000) and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain of the Company’s Asian subsidiaries. The Company is in discussions regarding replacement of its Credit Agreement and anticipates finalizing a replacement Credit Agreement although there are no assurances that such agreement will be completed by the loan maturity date or at commercially reasonable terms.
     The Credit Agreement, as amended, requires the Company to satisfy certain minimum EBITDA, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity covenants. The Company was in compliance with all covenants under the Credit Agreement at September 30, 2011.
     Under the terms of waiver and amendment agreements entered into in September 2010 and May 2011 to the Credit Agreement, the Company issued to the Lenders two tranches of Warrants. The first tranche (“the 2010 Warrants”) have a term of 10 years to purchase 352,671 shares of the Company’s Class A Common Stock for $0.01 per share and contains a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the 2010 Warrants in an amount not to exceed $1.50 per share for each share issuable upon exercise of the Warrants. The 2010 Warrants are presented as a liability ($420 at September 30, 2011) under other long-term liabilities. The value of the 2010 Warrants is marked to market at the end of each reporting period and the change in value is recorded in interest expense. During the quarter ended September 30, 2011, the value of the 2010 Warrants was unchanged.
     The second tranche (“the May 2011 Warrants”) also have a term of ten years to purchase 372,374 shares of the Company’s Class A Common Stock for $0.01 per share and contains a put provision that enables the holders after May 16, 2013 to request a cash settlement of the then fair market value of the 2011 Warrants in an amount not to exceed $1.50 per share for each share issuable upon exercise of the Warrants . The 2011 Warrants are presented as a liability ($443 at September 30, 2011) under other long-term liabilities. The value of the 2011 Warrants is marked to market at the end of each reporting period and the change in value is recorded in interest expense. During the quarter ended September 30, 2011, the value of the May 2011 Warrants was unchanged.
     On October 13, 2011, the Company entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”) with certain lenders and BofA as agent. Among other things, Amendment No. 11 (i) extended the maturity date of the revolving Credit Agreement from November 21, 2011 to July 2, 2012, (ii) adjusted the interest payment provisions pursuant to which euro and U.S. dollar borrowings bear interest at LIBOR plus 7.50%, and (iii) increased the incremental interest rate for the deferred interest to be paid at maturity. At September 30, 2011 the amount of deferred interest recorded in other accounts payable and accrued liabilities is approximately $280. As part of the consideration for Amendment No. 11, the Company will (a) pay the Lenders a potential fee of $1,100 as follows: $200 upon signing of Amendment No. 11, and scheduled weekly installments ranging from $200 to $50 beginning February 10, 2012 through April 20, 2012 unless the Credit Agreement is fully refinanced prior to the payment due dates, in which case any remaining payments will be waived, (b) grant to the Lenders ten year Warrants to purchase an aggregate of 434,200 shares of Class A Common Stock of the Company at an exercise price of $0.01 per share, with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants (the “October 2011 Warrants”); and (c) if the Credit Agreement is not refinanced prior to certain scheduled dates, the Company may grant to the Lenders additional ten year Warrants in four monthly installments beginning March 1, 2012 and on the first day of each month through June 1, 2012, to purchase an aggregate of 1,592,067 shares of Class A Common Stock of the Company (equal to an amount not to exceed 20 percent of the issued and outstanding shares of Class A Common Stock of the Company on September 27, 2010) each at an exercise price of $0.01 per share, and each with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants.
     The Credit Agreement, as amended by Amendment No 11, continues to require that the Company satisfy certain minimum EBITDA, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. The Company anticipates that it will be in compliance with these covenants for the remainder of the term of the Credit Agreement. However, the Company’s ability to meet its debt obligations (including compliance with applicable financial covenants) is dependent upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.
     (b) $1,298 five year term loan with principal and interest payments due and payable in five annual installments.
     (c) Five year subordinated promissory note with principal and interest payments due and payable in five annual installments. The balance at September 30, 2011 was $2,132.
     (d) $1,299 five year term loan with principal and interest payable in five annual installments.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended short- and long-term credit facilities to the Company totaling $29,086. As of September 30, 2011, the Company had $23,302 outstanding (including Letters of Credit of $1,103). The amount available under these credit facilities at September 30, 2011 was $0.
Note 4 — Net (loss) income per share:
     Basic net (loss) income per share includes no dilution and is calculated by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three months ended September 30, 2011 and 2010, the weighted average shares outstanding used to compute diluted net (loss) income per share includes potentially dilutive securities of zero shares. Outstanding options and warrants to purchase 3,034,819 and 1,180,000 shares, respectively, of the Company’s common stock for the three months ended September 30, 2011 and 2010, respectively, are not included in the calculation of diluted net (loss) income per share, because the effect would be anti-dilutive.

Note 5 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in shareholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	September 30, 2011	June 30, 2011
	(In thousands)
Cumulative translation adjustments	$6,223	$7,516
Unrealized loss on investments, net of tax benefit of $175 (benefit of $144 at June 30, 2011)	(240)	(198)
Pension and other, net of tax benefit of $1,062 (benefit of $930 at June 30, 2011)	(1,467)	(1,287)

	$4,516	$6,031

Note 6 — Inventories:
     Inventories consist of the following:

	September 30, 2011	June 30, 2011
	(In thousands)
Raw materials	$12,076	$12,110
In process	4,491	4,761
Finished goods	3,890	3,758

	$20,457	$20,629

     Foreign currency translation effects decreased inventories by $837 from June 30, 2011 to September 30, 2011.
Note 7 — Goodwill and Other Intangible Assets:
     The changes in the carrying amount of goodwill for the three months ended September 30, 2011 were as follows:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Book Value
		(in thousands)
Balance as of June 30, 2011	$21,531	$1,606	$19,925
Effects of currency translation.	(530)	(29)	(501)

Balance as of September 30, 2011	$21,001	$1,577	$19,424

     Intangible assets subject to amortization were comprised of the following:

		As of September 30, 2011		As of June 30, 2011
Intangible Assets:	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)		(in thousands)
Patents and trademarks	12-20	$11,833	$8,111	$11,930	$8,010
Customer relationships	2-13	576	137	597	137
Trademarks	30	1,460	242	1,547	241
Existing product technology	15	6,079	1,566	6,442	1,574
Non-compete/solicitation Agreements	5	64	54	66	55
Other	5-30	2,330	2,187	2,369	2,205

Total		$22,342	$12,297	$22,951	$12,222

     Amortization expense associated with these intangible assets was $313 and $348, respectively, for the three months ended September 30, 2011 and 2010.
Note 8 — Supplemental Compensation:
     The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three months ended September 30, 2011 and 2010:

	For the three months
	ended September 30,
	2011	2010
	(in thousands)
Service cost	$72	$100
Interest cost	78	79
Expected return on plan assets	(6)	(7)
Amortization of net actuarial (loss) gain	25	18

Net periodic benefit cost	$169	$190

     During the three months ended September 30, 2011 and 2010, respectively, the Company made no contributions to the plans.
Note 9 — Customers:
     During the three months ended September 30, 2011, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 18% of the Company’s net sales for the three months ended September 30, 2011. During the three months ended September 30, 2010, KBA accounted for 13% of the Company’s net sales.

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

	For the three months
	ended September 30
	2011	2010
	(in thousands)
Warranty reserve at June 30	$2,123	$1,999
Additional warranty expense accruals.	520	363
Payments against reserve	(421)	(401)
Effects of currency rate fluctuations	(113)	221

Warranty reserve at September 30	$2,109	$2,182

Note 11 — Share Based Payments:
     Total share-based compensation for the three months ended September 30, 2011 and 2010 are summarized in the following table:

	For the three months
	ended September 30,
	2011	2010
	(in thousands)
Share based compensation
Stock options	$70	$234
Restricted stock	42	(6)

Total share-based compensation	$112	$228

     During the quarter ended September 30, 2010, the Company granted to OBX Partners LLC (“OBX”) an option (the “Option”) to purchase 300,000 shares of the Company’s Class A Common Stock (the “Shares”) at an exercise price per share of $1.26, having a grant date fair value of $167 and three month vesting, exercisable on or after October 1, 2011. Additionally, there was no expense recorded related to performance shares based on an assessment of probability of achievement during the quarters ended September 30, 2011 and 2010.

Note 12 — Restructuring:
Quarter 1 FY 2011 Plan:
     In September 2010, the Company committed to the principle features of a plan to restructure its operations in the UK and Japan. Actions under the plan to consolidate facilities in the UK and to reduce employment levels in Japan commenced in September.

		Balance at	Payments	Balance at
	Initial	June 30,	against	September 30,
	Reserve	2011	Reserve	2011
	(in thousands)
Restructuring costs:
Employee termination costs	$145	$—	$—	$—
Other	46	15	(12)	3

Total restructuring costs	$191	$15	$(12)	$3

Quarter 2 FY 2011 Plan:
     In December 2010, the Company committed to the principle features of a plan to restructure its operations in Germany and further restructure its operations in Japan. Actions under the plan to reduce employment levels commenced in December.

		Balance at	Payments	Balance at
	Initial	June 30,	against	September 30,
	Reserve	2011	Reserve	2011
	(in thousands)
Restructuring costs:
Employee termination costs	$417	$20	$(20)	$—

Total restructuring costs	$417	$20	$(20)	$—

Quarter 3 FY 2011 Plan:
     In March 2011, the Company committed to the principle features of a plan to additionally further restructure its operations in Japan, Germany, the U.K. and Sweden. Actions under the plan primarily relate to reduction in employment levels, consolidation of facilities and fixed asset write-downs.

		Balance at	Payments	Balance at
	Initial	June 30,	against	September 30,
	Reserve	2011	Reserve	2011
	(in thousands)
Restructuring costs:
Employee termination costs	$1,781	$1,229	$(1,082)	$147
Other	577	736	—	736

Total restructuring costs	$2,358	$1,965	$(1,082)	$883

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
     At September 30, 2011, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provision and valued as Level 1 are comprised of marketable securities and amount held in trust included in other assets and valued as Level 2 are warrants. At September 30, 2011, the Company did not have any assets or liabilities valued at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.
     There has been no change in the Company’s valuation technique during the quarter ended September 30, 2011.
Note 16 — Subsequent Event:
     On October 13, 2011, the Company entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”) with certain lenders and BofA as agent (See Note 3).

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
Critical Accounting Policies and Estimates
     For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no material changes during the three months ended September 30, 2011.
Overview
     Baldwin is a leading global supplier of process automation equipment and related parts and consumables for the printing and publishing industries. Baldwin offers its customers a broad range of market-leading technologies, products and systems that enhance the quality of printed products and improve the economic and environmental efficiency of printing presses. Headquartered in Boca Raton, FL, the Company has sales and service centers and product development and production facilities in the Americas, Asia and Europe. Baldwin’s technology and products include cleaning systems and related consumables, fluid management and ink control systems, web press protection systems, drying and curing systems, and related services and parts.
     The Company manages its business as one reportable business segment built around its core competency in accessories and controls.
     The market for printing equipment continues to face significant challenges. These challenges have translated into a lower level of business activity for the Company.

Quarter Ended September 30, 2011 Overview
•	Revenues decreased 10% versus the year ago comparable period.

•	Backlog of $36,248 at September 30, 2011 flat versus backlog at June 30, 2011 and a 14% increase compared to September 30, 2010.

•	In October 2011, the Company concluded an amendment to its Credit Agreement with its Lenders, extending the term of the agreement to July 2, 2012.
See discussions below related to consolidated results of operations, liquidity and capital resources.
Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010
Consolidated Results
Net Sales
     Net sales for the three months ended September 30, 2011 decreased by $4,142 or 10%, to $35,856 from $39,998 for the three months ended September 30, 2010. Foreign currency translation had a favorable impact of $2,314 in the current period.
     The decrease in consolidated sales reflects lower sales in Europe of $522, including $1,486 of favorable foreign currency translation. The decrease was primarily attributable to the following:
•	lower revenue associated with the UV/IR systems business primarily attributable to production delays which have caused delayed shipments, rescheduling of product installations by certain customers as well as higher shipments of lower value systems;

•	lower sales activity by OEM press manufacturers for new printing equipment; and

•	lower demand level from end user customers.
     In Asia, net sales decreased approximately $3,813, including $827 of favorable foreign currency translation. The decrease primarily reflects the delivery of several large newspaper equipment orders in Japan in the first quarter of fiscal 2011, not repeated during the first quarter of fiscal 2012 and lower UV shipments in China.
     Net sales in the Americas increased $193, and reflect increased equipment and consumables sales.
Gross Profit
     Gross profit for the three months ended September 30, 2011 was $8,892 (24.8% of net sales) compared to $12,349 (30.9% of net sales) for the three months ended September 30, 2010. Foreign currency translation had a favorable impact of $568 in the current period. The decrease in gross profit primarily relates to the following:
•	Lower sales volume, unfavorable product mix and unfavorable overhead absorption; and

•	Realignment of approximately $1,331 of certain global engineering costs that were previously recorded as operating expenses. Effective July 1, 2011, as a result of certain organizational changes that more closely align engineering resources with specific products and production processes (i.e. process changes, maintenance, efficiency, and productivity improvements of current products), the Company now records these engineering costs as a component of cost of sales.
     These negative impacts on gross profit were partially offset by cost savings from the restructuring actions completed in fiscal year 2011.

Selling, General, and Administrative Expenses
     Selling, general and administrative expenses amounted to $8,509 for the three months ended September 30, 2011 compared to $9,483 for the same period in the prior fiscal year, a decrease of $974. Foreign currency translation had an unfavorable impact of $426 in the current period. G&A expenses decreased $1,092, and selling expenses decreased $308. The decrease in SG&A primarily reflects the savings associated with restructuring actions, and non-recurrence of costs associated with the termination agreement with the Company’s former CEO of $878.
Engineering and Development Expenses
     Engineering and development expenses decreased by $1,481 in the three months ended September 30, 2011 compared to the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact of $132 in the current period. Approximately $1,331 of the decrease reflects the realignment of global engineering costs to more closely align these costs with the production process and, effective July 1, 2011 are included as a component of cost of sales.
Restructuring
     The Company recorded no restructuring costs during the three months ended September 30, 2011 versus $192 in the comparable prior year period. The restructuring costs in the prior year period primarily reflect employment reductions in Japan and the UK and the consolidation of office facilities in the UK.
Interest and Other
     Interest, net of interest income, for the three months ended September 30, 2011 was $1,226 as compared to $540 for the three months ended September 30, 2010. The increase reflects higher amortization of deferred financing costs and deferred interest due at the planned maturity date of the Credit Agreement with Bank of America.
Income Taxes
     The Company recorded an income tax benefit of $130 for the three months ended September 30, 2011, (an effective rate of 4.6%). The effective tax rate for the three months ended September 30, 2011 differed from the statutory rate due to: (a) foreign income being taxed at rates different than the U.S. statutory rate, (b) no benefit being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, and (c) the impact of foreign and domestic permanent items.
     The Company recorded an income tax benefit of $489 for the three months ended September 30, 2010, (an effective rate of 33.7%). The effective rate is impacted by the distribution of the company’s earnings and losses in the various jurisdictions in which it operates.
      The Company continues to assess the need for deferred tax asset valuation allowances in the jurisdictions in which it operates. Any adjustments to the deferred tax asset valuation allowance, either positive or negative, would be recorded in the income statement of the period during which the adjustments were determined to be required.
Net (Loss) Income from continuing operations
     The Company’s net loss amounted to $2,724 for the three months ended September 30, 2011, compared to net loss of $962 for the three months ended September 30, 2010. Net loss per share amounted to $0.17 basic and diluted for the three months ended September 30, 2011 and compared to net loss per share of $0.06 basic and diluted for the three months ended September 30, 2010.

Discontinued Operations
     During the quarter ended March 31, 2011, the Company discontinued its non-core food blending and packaging business. As a result of this decision and having met the criteria to be reported as a discontinued operation, the assets, liabilities, results of operations and cash flows of the food blending and packaging business are classified as discontinued operations for all periods presented. The Company sold the food blending and packaging business in June 2011.
Revenues and net income (loss) of the food blending and packaging business included in discontinued operations are as follows:

	Three Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Revenues	$—	$1,836
Pre-tax loss from operations of blending and packaging business	—	171
Pre-tax loss from discontinued operations	—	171
Tax benefit	—	60

Loss from discontinued operations	$—	$111

Non-GAAP Financial Measures
     Consolidated EBITDA and Adjusted EBITDA are non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. These non-GAAP measures are provided because management of the Company uses these financial measure as an indicator of business performance in maintaining and evaluating the Company’s on-going financial results and trends. The Company believes that both management and investors benefit from referring to these non-GAAP measures in assessing the performance of the Company’s ongoing operations and liquidity and when planning and forecasting future periods. These non-GAAP measures also facilitates management’s internal comparisons to the company’s historical operating results and liquidity. The following is a reconciliation of the net income (loss) as reported to Consolidated and Adjusted EBITDA from continuing operations.

	For the three months ended
	September 30,
	2011	2010
	(in thousands)
Net (loss) as reported, from continuing operations	$(2,724)	$(962)
(Benefit) provision for income taxes	(130)	(489)
Interest expense, net	1,226	540
Depreciation and amortization	704	612

CONSOLIDATED EBITDA	$(924)	$(299)

Expense related to inventory step up	—	243
Expense related to former Pres/CEO termination	—	878
Restructuring	—	191

Adjusted EBITDA	$(924)	$1,013

Liquidity and Capital Resources at September 30, 2011
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows:

Cash (used in)provided by	2011	2010
Operating activities	$(1,875)	$(4,005)
Investing activities	(77)	(243)
Financing activities	64	1,962
Net cash used by discontinued operations	—	(232)
Effect of exchange rate changes on cash	222	699

Net decrease in cash and cash equivalents	$(1,666)	$(1,819)

     Cash from operating activities improved by $2,130 during the quarter ended September 30, 2011 versus the prior year period. The improvement in cash flows primarily relates to lower working capital requirements in the quarter ended September 30, 2011 compared to the comparable period in the prior year. Partially offsetting the lower working capital requirements were $953 in higher restructuring payments and lower income in the quarter ended September 30, 2011 primarily driven by lower sales volume.
     The Company used $166 less for investing activities in the three months ended September 30, 2011 versus the prior year period primarily as a result of lower payments related to patents and other intangibles.
     The decrease in cash flow from financing activities primarily reflects lower borrowings in the three months ended September 30, 2011 compared to the same period in fiscal year 2010.
     The Company’s primary source of external financing is its Credit Agreement, as amended (the “Credit Agreement”), with Bank of America (“BofA”) which has a current term that ends on July 1, 2012. Borrowings under the Credit Agreement are secured in the U.S. by a pledge of substantially all of the Company’s domestic assets (approximately $17,000) and in Europe by a pledge of the Company’s European assets and the stock of the Company’s European subsidiaries and certain Asian subsidiaries.
     Under the terms of waiver and amendment agreements entered into in September 2010 and May 2011 to the Credit Agreement, the Company issued to the Lenders two tranches of Warrants. The first tranche (“the 2010 Warrants”) has a term of 10 years to purchase 352,671 shares of the Company’s Class A Common Stock for $0.01 per share and contains a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the 2010 Warrants in an amount not to exceed $1.50 per share. The second tranche (“the May 2011 Warrants”) also has a term of ten years to purchase 372,374 shares of the Company’s Class A Common Stock for $0.01 per share. The 2011 Warrants also contain a put provision that enables the holders after May 16, 2013 to request a cash settlement of the then fair market value of the 2011 Warrants in an amount not to exceed $1.50 per share.
     On October 13, 2011, the Company entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”) with BofA. Among other things, Amendment No 11 (i) extended the maturity date of the revolving Credit Agreement from November 21, 2011 to July 2, 2012, (ii) adjusted the interest payment provisions pursuant to which euro and U.S. dollar borrowings bear interest at LIBOR plus 7.50%, and (iii) increased the incremental interest rate for the deferred interest to be paid at maturity. At September 30, 2011 the amount of defferred interest recorded in other accounts payable and accrued liabilities is approximately $280. As part of the consideration for Amendment No. 11, the Company will (a) pay the Lenders a potential fee of $1,100 as follows: $200 upon signing of Amendment No. 11, and scheduled weekly installments ranging from $200 to $50 beginning February 10, 2012 through April 20, 2012 unless the Credit Agreement is fully refinanced prior to the payment due dates, in which case any remaining payments will be waived, (b) grant to the Lenders ten year Warrants to purchase an aggregate of 434,200 shares of Class A Common Stock of the Company at a strike price of $0.01 per share, with a put provision exercisable after two (2) years that enables the Holder to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share (the “October 2011 Warrants”); and (c) if the Credit Agreement is not refinanced prior to certain scheduled dates, the Company may grant to the lenders additional ten year Warrants in four monthly installments beginning March 1, 2012 through June 1, 2012, to purchase an aggregate of 1,592,067 shares of Class A Common Stock of the Company (equal to an amount less than 20 percent of the issued and outstanding shares of Class A Common Stock of the Company on September 27, 2010) each at a strike price of $0.01 per share, and each with a put provision exercisable after two (2) years that enables the Holder to request a cash settlement of the then fair market value of the Warrants in an amount not to exceed $1.50 per share.
     The Credit Agreement, as amended by Amendment No 11, continues to require that the Company satisfy certain minimum EBITDA, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. The Company anticipates that it will be in compliance with these covenants for the remainder of the term of the Credit Agreement. However, the Company’s ability to meet its debt obligations (including compliance with applicable financial covenants) is dependent upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.
     The Company maintains relationships with both foreign and domestic banks, which combined have extended short- and long-term credit facilities to the Company totaling $29,086. As of September 30, 2011, the Company had $23,302 outstanding (including Letters of Credit of $1,103). The amount available under these credit facilities as September 30, 2011 was $0.
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
     At September 30, 2011 and June 30, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     The following summarizes the Company’s contractual obligations at September 30, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

	Fiscal Years Ending June 30th
	Total at
	September						2017 and
	30, 2011	2012*	2013	2014	2015	2016	thereafter
Contractual obligations:
Loans payable	$3,894	$3,894	$—	$—	$—	$—	$—
Capital lease obligations	1	1		—	—	—	—
Long-term debt	20,437	16,468	987	1,132	1,201	571	78
Non-cancelable operating lease Obligations	15,735	3,762	3,473	2,441	1,589	1,370	3,100
Purchase commitments (materials)	12,957	11,729	1,228		—	—	—
Supplemental compensation	10,378	1,160	1,011	908	1,014	1,266	5,019
Restructuring payments	886	886	—	—	—	—	—
Bank Fees (2)	900	900
Interest expense (1)	1,530	545	826	95	54	10

Total contractual cash obligations	66,718	39,345	7,525	4,576	3,858	3,217	8,197

*	Includes only the remaining nine months of the fiscal year ending June 30, 2012.

1.	the anticipated future interest payments are based on the Company’s current indebtedness and interest rates at September 30, 2011.

2.	the anticipated future bank fee payments are based on the Company’s current indebtedness and interest rates at September 30, 2011.

At September 30, 2011, the Company had unrecognized tax benefits of $1,719. A reasonable estimate of timing related to the $1,719 is not possible.
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
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
     Changes in Internal Control over Financial Reporting:
     During the quarter ended September 30, 2011, the Company has not made any changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with the Company’s business. These efforts may lead to various changes in its internal control over reporting.

Part II: Other Information
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no activity under the Company’s stock repurchase program for the quarter ended September 30, 2011.
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
ITEM 5. Other Events
     On November 10, 2011, the Company reported its results of operations for the three month period ended September 30, 2011. Details of this announcement are contained in the press release of the Company dated November 10, 2011, and furnished with this quarterly report on Form 10-Q as Exhibit 99.1.
ITEM 6. Exhibits

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

99.1	Company Press Release entitled “Baldwin Announces Results for First Quarter FY2012” dated November 10, 2011 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.
BY	/s/ Ivan R. Habibe
Ivan R. Habibe
Vice President, Chief Financial Officer and Treasurer

Dated: November 14, 2011