Form 10-Q
period 2011-12-31
BALDWIN TECHNOLOGY CO INC
filed 2012-02-14
CIK 805792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 1-9334

BALDWIN TECHNOLOGY COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3258160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 NW Corporate Blvd., Suite 101, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2012
Class A Common Stock ($0.01 par value)	14,882,197
Class B Common Stock ($0.01 par value)	1,092,555

BALDWIN TECHNOLOGY COMPANY, INC.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	December 31, 2011	June 30, 2011
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,845	$15,814
Accounts receivable trade, net of allowance for doubtful accounts of $2,621 ($1,398 at June 30, 2011)	25,728	28,068
Notes receivable, trade	1,798	2,511
Inventories	19,132	20,629
Deferred taxes, net	382	834
Prepaid expenses and other	4,953	6,361

Total current assets	64,838	74,217

MARKETABLE SECURITIES:
(Cost $972 at December 31, 2011 and $907 at June 30, 2011)	495	565

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	—	1,176
Machinery and equipment	6,922	6,223
Furniture and fixtures	4,635	4,872
Capital leases	102	118

	11,659	12,389
Less: Accumulated depreciation	(7,837)	(8,081)

Net property, plant and equipment	3,822	4,308

INTANGIBLES, less accumulated amortization of $12,642 ($12,222 at June 30, 2011)	9,506	10,729
GOODWILL, less accumulated amortization of $1,561 ($1,606 at June 30, 2011)	19,274	19,925
DEFERRED TAXES, NET	739	4,087
OTHER ASSETS	3,717	5,291

TOTAL ASSETS	$102,391	$119,122

The accompanying notes to consolidated financial statements

are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2011	June 30, 2011
	(unaudited)
CURRENT LIABILITIES:
Loans payable	$3,900	$4,965
Current portion of long-term debt	16,482	696
Accounts payable, trade	16,175	16,937
Notes payable, trade	3,580	3,879
Accrued salaries, commissions, bonus and profit-sharing	4,391	5,216
Customer deposits	1,753	2,911
Accrued and withheld taxes	884	1,295
Income taxes payable	443	109
Deferred taxes	49	93
Other accounts payable and accrued liabilities	9,966	11,519

Total current liabilities	57,623	47,620

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	3,764	18,552
Deferred taxes	718	718
Other long-term liabilities	9,984	9,881

Total long-term liabilities	14,466	29,151

Total liabilities	72,089	76,771

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par, 45,000,000 shares authorized, 14,882,197 shares issued at December 31, 2011 and 14,574,997 shares issued at June 30, 2011	149	146
Class B Common Stock, $0.01 par, 4,500,000 shares authorized, 1,092,555 shares issued at December 31, 2011 and June 30, 2011	11	11
Capital contributed in excess of par value	49,176	48,748
Accumulated deficit	(23,241)	(12,585)
Accumulated other comprehensive income	4,207	6,031

Total shareholders’ equity	30,302	42,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,391	$119,122

The accompanying notes to consolidated financial statements

are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
Net sales	$39,304	$41,264	$75,160	$81,262
Cost of sales	29,112	28,630	56,076	56,279

Gross profit	10,192	12,634	19,084	24,983

Operating expenses:
General and administrative	6,141	4,710	11,189	10,640
Selling	3,573	3,849	7,034	7,402
Engineering and development	1,910	3,683	3,844	7,098
Restructuring	77	417	77	608

Total operating expenses	11,701	12,659	22,144	25,748

Loss from operations	(1,509)	(25)	(3,060)	(765)

Interest, net	782	495	2,008	1,035
Other expense (income), net	944	(24)	1,021	147

	1,726	471	3,029	1,182

Loss from continuing operations before income taxes	(3,235)	(496)	(6,089)	(1,947)
Provision (benefit) for income taxes	4,697	(859)	4,567	(1,348)

(Loss) income from continuing operations	$(7,932)	$363	$(10,656)	$(599)

Discontinued operations, net of tax	—	(123)	—	(234)

Net (loss) income	$(7,932)	$240	$(10,656)	$(833)

Basic:
(Loss) income per share from continuing operations	$(0.50)	$0.02	$(0.67)	$(0.04)

(Loss) per share from discontinued operations	$—	$—	$—	$(0.01)

(Loss) income per share	$(0.50)	$0.02	$(0.67)	$(0.05)

Diluted:
(Loss) income per share from continuing operations	$(0.50)	$0.02	$(0.67)	$(0.04)

(Loss) income per share from discontinued operations	$—	$—	$—	$(0.01)

(Loss) income per share	$(0.50)	$0.02	$(0.67)	$(0.05)

Weighted average shares outstanding:
Basic	15,933	15,604	15,818	15,586

Diluted	15,933	15,981	15,818	15,586

The accompanying notes to consolidated financial statements

are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except shares) (Unaudited)

	Class A Common Stock		Class B Common Stock		Capital Contributed in Excess of	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Comprehensive Income for the Six Months ended December 31,
	Shares	Amount	Shares	Amount	Par Value			Shares	Amount	2011	2010
Balance at June 30, 2011	14,574,997	$146	1,092,555	$11	$48,748	$(12,585)	$6,031	—	—

Net loss for the six months ended December 31, 2011 and 2010						(10,656)				$(10,656)	$(833)

Translation adjustment							(1,617)			(1,617)	4,284

Unrealized (loss) income on available-for-sale securities, net of tax							(79)			(79)	17

Recognition of pension funded status, net of tax							(128)			(128)	178

Comprehensive (loss) income										$(12,480)	$3,646

Amortization of stock based compensation					196

Shares surrendered as payment of tax withholding								(21,281)	(18)

Retirement of treasury stock					(18)			21,281	18

Shares issued on warrant exercise	174,851	2			208

Shares issued under stock option plan	132,349	1			42

Balance at December 31, 2011	14,882,197	$149	1,092,555	$11	$49,176	$(23,241)	$4,207	—	—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,656)	$(833)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (income) from discontinued operations	—	234
Depreciation and amortization	1,500	1,345
Deferred income taxes	4,205	(1,663)
Provision for losses on accounts receivable	1,482	344
Provision for inventory obsolescence	528	—
Deferred financing charge	—	118
Merger/transaction charges	643	—
Merger/transaction payments	(206)	—
Stock based compensation expense	196	501
Restructuring charges	77	609
Payment of restructuring charges	(1,591)	(520)
Severance charge (former CEO)	—	878
Severance charge payments	(445)	(7)
(Gain) loss on disposal of fixed assets	(147)	80
Changes in assets and liabilities:
Accounts and notes receivable, trade	860	(5,012)
Inventories	(7)	1,257
Prepaid expenses and other	1,735	803
Other assets	1,105	1,605
Customer deposits	(1,158)	(665)
Accrued compensation	(758)	(858)
Accounts and notes payable, trade	(496)	(263)
Income taxes payable	352	182
Accrued and withheld taxes	(411)	(74)
Other accounts payable and accrued liabilities	963	(1,140)

Net cash used in operating activities	(2,229)	(3,079)

Cash flows from investing activities:
Additions of property, plant and equipment	(877)	(116)
Additions of patents and trademarks	(43)	(240)
Proceeds from the sale of assets	640	—

Net cash used in investing activities	(280)	(356)

Cash flows from financing activities:
Long-term and short-term debt borrowings	1,287	2,788
Long-term and short-term debt repayments	(1,416)	—
Principal payments under capital lease obligations	(3)	(59)
Payment of debt financing costs	(541)	(220)
Share repurchase	(18)	(37)
Other long-term liabilities	164	(46)

Net cash (used in) provided by financing activities	(527)	2,426

Discontinued operations:
Cash used in operating activities	—	(115)
Cash used in investing activities	—	(70)

Net cash used in discontinued operations	—	(185)

Effects of exchange rate changes on cash	67	1,038

Net decrease in cash and cash equivalents	(2,969)	(156)
Cash and cash equivalents (including discontinued operations at beginning of period)	15,814	15,710
Cash and cash equivalents (including discontinued operations at end of period)	12,845	15,554
Less cash and cash equivalents of discontinued operations at end of period	—	—

Cash and cash equivalents (excluding discontinued operations) at end of period	$12,845	$15,554

The accompanying notes to consolidated financial statements are an integral part of these statements.

BALDWIN TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:

	For the six months ended December 31,
	2011	2010
Cash paid during the period for:
Interest	$703	$600
Income taxes	$21	$716

Non-cash investing and financing activities:
Warrants issued in connection with debt financing	$391	$469

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

Effective July 1, 2011, as a result of certain organizational changes that more closely aligns engineering resources with specific products and production processes (i.e. process changes, maintenance, efficiency, and productivity improvements of current products), the Company now records these engineering costs as a component of cost of sales. The realignment resulted in approximately $1,399 and $2,858 for the three and six months ended December 31, 2011, respectively, of certain global engineering costs that were previously recorded as operating expenses.

The Company normally performs the required impairment testing of goodwill on an annual basis in May of each year. As a result of, continued market volatility of the Company’s stock price, the announced insolvency of a major customer and the Company’s decreased market capitalization, during the second quarter ended December 31, 2011, the Company is undergoing an interim analysis of its goodwill carrying value as required by ASC 350, Intangibles-Goodwill and Other.

In accordance with ASC 350, a two-step process is used to test goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

To estimate the fair value of its reporting units for step one, the Company utilizes a combination of income and market approaches. The income approach, applies a discounted cash flow methodology to the Company’s future projections and a market approach which applies the use of multiples of revenues and earnings associated with comparable companies.

Due to the complexity of determining the fair value of the reporting units and their related tangible and intangible assets, the Company was not able to complete the interim impairment test by the filing deadline of its Form 10-Q for the three-month and six-month periods ended December 31, 2011. However, the Company has determined that there is likelihood that some or all of the goodwill in its reporting units may be impaired. The goodwill related to these reporting units is approximately $19,300.

The Company anticipates having the analysis completed during the third quarter. However, the Company has estimated that the potential loss from the step two analyses will be between $0 and $19,300. The Company has not recorded a charge in the second quarter due to the fact that it is not sure at this time what the amount of the impairment will be within this range. A non-cash impairment charge, if any, will be recorded in the third quarter. This non cash impairment charge, if any, would not affect the Company’s debt covenant compliance calculations.

Revenue Recognition

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

Products and Equipment — For product and equipment sales (one deliverable only), revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance, if applicable, have been met, no significant obligations remain and, where applicable, an allowance for discounts, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement.

Services — Revenue for services is generally recognized at completion of the contractually required services.

Multiple-Element Arrangements —The Company as required (1) separates deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) allocates the arrangement’s consideration to each unit in the arrangement (such as, equipment, installation or commissioning services). The Company determines an estimated selling price for each separate deliverable following a hierarchy of evidence — Vendor-specific objective evidence (“VSOE”), Third Party Evidence (“TPE”) and, if VSOE and TPE do not exist, best estimate of selling price (“BESP”).

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

Revenues and net loss of the food blending and packaging business included in discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in thousands)		(in thousands)
Revenues	$—	$1,594	$—	$3,430
Pre-tax loss from operations of blending and packaging business	—	183	—	354
Pre-tax loss from discontinued operations	—	183	—	354
Tax benefit	—	60	—	120

Loss from discontinued operations	$—	$123	$—	$234

Note 3 — Long Term Debt:

	December 31, 2011		June 30, 2011
	Current	Long-Term	Current	Long-Term
	(in thousands)
Revolving Credit Agreement due July 2, 2012, interest rate one-month LIBOR rate 0.26% plus 7.50% (a)	$13,700	$—	$—	$13,700
Revolving Credit Agreement due July 2, 2012, interest rate one-month Euro LIBOR rate 1.13% plus 7.50% (a)	1,944	—	—	2,175
Term loan payable by foreign subsidiary due April 28, 2016, with annual payments, interest rate 1.53% (b)	260	910	248	993
Subordinated promissory note due June 30, 2015, interest one year LIBOR rate 1.2% plus 4.50% (c)	448	1,684	448	1,684
Term loan payable by foreign subsidiary due October 15, 2016, with annual payments, interest rate 1.50% (d)	130	1,170	—	—

	$16,482	$3,764	$696	$18,552

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

Under the terms of waiver and amendment agreements entered into in September 2010 and May 2011 to the Credit Agreement, the Company issued to the Lenders two tranches of Warrants. The first tranche (“the 2010 Warrants”) have a term of 10 years to purchase 352,671 shares of the Company’s Class A Common Stock for $0.01 per share and contains a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the 2010 Warrants in an amount not to exceed $1.50 per share for each share issuable upon exercise of the Warrants. During the quarter ended December 31, 2011 one of the Lenders exercised its Warrant and was issued 174,851 shares. The 2010 Warrants are presented as a liability ($159 at December 31, 2011) under other long-term liabilities. The value of the 2010 Warrants is marked to market at the end of each reporting period and the change in value is recorded in interest expense. During the quarter and six months ended December 31, 2011, the value of the 2010 Warrants decreased with a reduction of interest expense of $102 and increase in equity of $159.

The second tranche (“the May 2011 Warrants”) also have a term of ten years to purchase 372,374 shares of the Company’s Class A Common Stock for $0.01 per share and contains a put provision that enables the holders after May 16, 2013 to request a cash settlement of the then fair market value of the 2011 Warrants in an amount not to exceed $1.50 per share for each share issuable upon exercise of the Warrants. The 2011 Warrants are presented as a liability ($335 at December 31, 2011) under other long-term liabilities. The value of the 2011 Warrants is marked to market at the end of each reporting period and the change in value is recorded in interest expense. During the quarter and six months ended December 31, 2011, the value of the May 2011 Warrants decreased with a reduction in interest expense of $108.

On October 13, 2011, the Company entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”) with certain lenders and BofA as agent. Among other things, Amendment No. 11 (i) extended the maturity date of the revolving Credit Agreement from November 21, 2011 to July 2, 2012, (ii) adjusted the interest payment provisions pursuant to which euro and U.S. dollar borrowings bear interest at LIBOR plus 7.50%, and (iii) increased the incremental interest rate for the deferred interest to be paid at maturity. At December 31, 2011 the amount of deferred interest recorded in other accounts payable and accrued liabilities is approximately $359. As part of the consideration for Amendment No. 11, the Company will (a) pay the Lenders a potential fee of $1,100 as follows: $200 upon signing of Amendment No. 11, and scheduled weekly installments ranging from $200 to $50 beginning February 10, 2012 through April 20, 2012 unless the Credit Agreement is fully refinanced prior to the payment due dates, in which case any remaining payments will be waived, (b) grant to the Lenders ten year Warrants to purchase an aggregate of 434,200 shares of Class A Common Stock of the Company at an exercise price of $0.01 per share, with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants (the “October 2011 Warrants”); and (c) if the Credit Agreement is not refinanced prior to certain scheduled dates, the Company may grant to the Lenders additional ten year Warrants in four monthly installments beginning March 1, 2012 and on the first day of each month through June 1, 2012, to purchase an aggregate of 1,592,067 shares of Class A Common Stock of the Company (equal to an amount not to exceed 20 percent of the issued and outstanding shares of Class A Common Stock of the Company on September 27, 2010) each at an exercise price of $0.01 per share, and each with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants.

The October Warrants are presented as a liability ($391 at December 31, 2011) under other long term liabilities. The value of the October Warrants is marked to market at the end of each reporting period and the change in value is recorded in interest expense. During the quarter and six months ended December 31, 2011, the value of the October warrants decreased with a reduction in interest expense of $61.

On December 15, 2011, the Company and certain of its subsidiaries entered into Amendment No. 12 to the Credit Agreement (“Amendment No. 12”) with Bank of America, N.A. as a Lender and as Administrative Agent, and certain other lenders. Amendment No. 12 amended the terms of the Credit Agreement to (i) allow the sale of the Company’s real property located in Tranas, Sweden, for a purchase price of not less than the Dollar equivalent of 4,360,000 Swedish Krona (approximately $634), to be consummated no later than December 31, 2011, and (ii) provide that the net cash proceeds from the sale of the aforementioned real property be used by the Company for working capital purposes.

On December 22, 2011, the Company and certain of its subsidiaries entered into Amendment No. 13 (“Amendment No. 13”) to the Credit Agreement. Among other things, Amendment No. 13 (i) deferred until May 15, 2012 the Lenders’ right to be granted the Amendment No. 11 Additional Warrants (as defined in Amendment No. 11, described above), (ii) deferred until May 15, 2012 the additional fees owed to the Lenders under Amendment No. 11, (iii) deferred until May 15, 2012 the Incremental Interest (as such term is defined in the Credit Agreement), and (iv) provided that each of such deferrals shall become permanent upon the closing of the Merger no later than May 15, 2012, subject to an extension until May 30, 2012 if the stockholder meeting to vote on the Merger has been scheduled by May 15, 2012.

The Credit Agreement, as amended by Amendment No 13, continues to require that the Company satisfy certain minimum EBITDA, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. At December 31, 2011 the Company was in compliance with these covenants. The Company anticipates that it will be in compliance with these covenants for the remainder of the term of the Credit Agreement. However, the Company’s ability to meet its debt obligations (including compliance with applicable financial covenants) is dependent upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.

The Credit Agreement matures on July 2, 2012. The lenders under the Credit Agreement (the “Lenders”) have advised the Company that they are unwilling to continue to lend to the Company beyond that date. The Company has been actively seeking to identify sources of equity and debt financing, including by engaging Bryant Park Capital, Inc. (“Bryant Park”) to act as its financial advisor and consultant responsible for, among other things, seeking and contacting prospective lenders and investors. However, to date, the Company has been unable to identify any sources adequate to sufficiently refinance its indebtedness under the Credit Agreement or otherwise enable the Company to sufficiently satisfy its liquidity requirements. Accordingly, there is no assurance that we will be able to obtain financing from the Lenders or from other sources on acceptable terms or at all. If the Company is unable to obtain sufficient financing to fund its operations or capital expenditures, it is unlikely that the Company will be able to meet its obligations as they become due and may be rendered insolvent.

(b) Five year term loan with principal and interest payments due and payable in five annual installments. The balance at December 31, 2011 was $1,170.

(c) Five year subordinated promissory note with principal and interest payments due and payable in five annual installments. The balance at December 31, 2011 was $2,132.

(d) Five year term loan with principal and interest payable in five annual installments. The balance at December 31, 2011 was $1,300.

The Company maintains relationships with both foreign and domestic banks, which combined have extended short- and long-term credit facilities to the Company totaling $26,370. As of December 31, 2011, the Company had $23,069 outstanding (including Letters of Credit of $1,055). The amount available under these credit facilities at December 31, 2011 was $100.

Note 4 — Net (loss) income per share:

Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three and six months ended December 31, 2011, the weighted average shares outstanding used to compute diluted net income (loss) per share includes potentially dilutive securities of zero shares. Outstanding options and warrants to purchase 316,395 and 3,351,214 shares, respectively, of the Company’s common stock for the three and six months ended December 31, 2011, respectively, are not included in the calculation of diluted net income (loss) per share, because the effect would be anti-dilutive.

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

Note 5 — Accumulated Other Comprehensive Income (Loss):

Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, which affect equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. AOCI is included in shareholders’ equity in the consolidated balance sheets. AOCI consists of the following:

	December 31, 2011	June 30, 2011
	(In thousands)
Cumulative translation adjustments	$5,899	$7,516
Unrealized loss on investments, net of tax of benefit $193 ($144 at June 30, 2011)	(277)	(198)
Pension and other, net of tax benefit of $995 ($930 at June 30, 2011)	(1,415)	(1,287)

	$4,207	$6,031

Note 6 — Inventories:

Inventories consist of the following:

	December 31, 2011	June 30, 2011
	(In thousands)
Raw materials	$11,368	$12,110
In process	4,463	4,761
Finished goods	3,301	3,758

	$19,132	$20,629

Foreign currency translation effects decreased inventories by $976 from June 30, 2011 to December 31, 2011.

Note 7 — Goodwill and Other Intangible Assets:

The changes in the carrying amount of goodwill for the six months ended December 31, 2011 were as follows:

Goodwill:	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Balance as of June 30, 2011	$21,531	$1,606	$19,925
Effects of currency translation	(696)	(45)	(651)

Balance as of December 31, 2011	$20,835	$1,561	$19,274

Intangible assets subject to amortization were comprised of the following:

		As of December 31, 2011		As of June 30, 2011
Intangible Assets:	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)		(in thousands)
Patents and trademarks	12-20	$11,838	$8,278	$11,930	$8,010
Customer relationships	2-13	570	172	597	137
Trademarks	30	1,426	248	1,547	241
Existing product technology	15	5,946	1,704	6,442	1,574
Non-compete/solicitation Agreements	5	63	60	66	55
Other	5-30	2,305	2,180	2,369	2,205

Total		$22,148	$12,642	$22,951	$12,222

Amortization expense associated with these intangible assets was $444 and $725, respectively, for the three and six months ended December 31, 2011 and $375 and $723, respectively, for the three and six months ended December 31, 2010.

Note 8 — Supplemental Compensation:

The following table sets forth the components of net periodic benefit costs for the Company’s defined benefit plans for the three and six months ended December 31, 2011 and 2010:

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$72	$100	$144	$200
Interest cost	78	79	156	158
Expected return on plan assets	(6)	(7)	(12)	(14)
Amortization of net actuarial loss	25	18	50	36

Net periodic benefit cost	$169	$190	$338	$380

During the three and six months ended December 31, 2011, the Company made contributions to the plans of $67 and $135, respectively. During the three and six months ended December 31, 2010, the Company made contributions to the plans of $78 and $166, respectively.

Note 9 — Customers:

During the three months ended December 31, 2011, two customers accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 14% and Komori accounted for approximately 10% of the Company’s net sales for the three months ended December 31, 2011. In addition KBA accounted for approximately 16% of the Company’s net sales for the six months ended December 31, 2011.

During each of the three and six months ended December 31 2010, one customer accounted for more than 10% of the Company’s net sales. Koenig and Bauer Aktiengesellschaft (“KBA”) accounted for approximately 14% of the Company’s net sales for both the three and six months ended December 31, 2010.

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

	For the six months ended December 31
	2011	2010
	(in thousands)
Warranty reserve at June 30	$2,123	$1,999
Additional warranty expense accrual	1,201	1,058
Payments against reserve	(1,129)	(1,116)
Effects of currency rate fluctuations	(130)	223

Warranty reserve at December 31	$2,065	$2,164

Note 11 — Share Based Payments:

Total share-based compensation for the three and six months ended December 31, 2011 and 2010 are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(in thousands)
Share based compensation
Stock options	$49	$195	$120	$429
Restricted stock	35	78	76	72
Performance shares (a)	—	—	—	—

Total share-based compensation	$84	$273	$196	$501

(a)	No compensation expense was recorded in any period presented related to performance shares, based on assessment of probability of achievement.

During the quarter and six months ended December 31, 2011, the Company granted a total of 336,580 stock options to employees and non-employee directors, having an aggregate grant date fair value of $103. The options vest in three equal annual installments commencing on the second anniversary of the date of the grant.

In addition, during the quarter and six months ended December 31, 2011, the Company granted to each non –employee director of the Company (i) either Restricted Stock Award or a Restricted Stock Unit with respect to 19,430 shares ( a total of 116,580 shares for all non-employee directors) of the Company’s Class A Common Stock, the restrictions on which will lapse on November 17, 2012 having an aggregate grant date fair value of $72.

During the quarter ended September 30, 2010, the Company entered into an advisory agreement with OBX Partners LLC (“OBX”). As part of the consideration for the services rendered, the Company granted to OBX an option (the “OBX Option”) to purchase 300,000 shares of the Company’s Class A Common Stock at an exercise price per share of $1.26, OBX substantially completed the engagement during the second quarter ended December 31, 2010. The fair value of the OBX Option on the date of grant was $167. The Company recomputed the fair value of the OBX Option as of December 31, 2010 and recorded an adjustment to the fair value of $31, resulting in a fair value of $198 at December 31, 2010.

In order to induce Mark Becker, President and Chief Executive Officer of the Company, to enter into an employment agreement with the Company, the Company granted, effective October 1, 2010, to Mr. Becker the following options:

(i)	An option to purchase 200,000 shares of Class A Common Stock of the Company, at an exercise price of $1.20 per share (the “Plan Option”). The Plan Option vested and became exercisable on October 1, 2010.

(ii)	An option to purchase 200,000 shares of Class A Common Stock of the Company, at an exercise price of $1.20 per share (the “Non-Plan Option”). The Non-Plan Option shall vest and become exercisable on October 1, 2011.

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

Note 12 — Restructuring:

Quarter 1 FY 2011 Plan:

In September 2010, the Company committed to the principle features of a plan to restructure its operations in the UK and Japan. Actions under the plan to consolidate facilities in the UK and to reduce employment levels in Japan commenced in September of that year.

	Initial Reserve	Payments against Reserve	Balance at June 30, 2011	Additions to Reserve	Payments against Reserve	Balance at December 31, 2011
	(in thousands)
Restructuring costs:
Employee termination costs	$145	$(145)	$—	$—	$—	$—
Other	46	(31)	15	77	(92)	—

Total restructuring costs	$191	$(176)	$15	$77	$(92)	$—

Quarter 2 FY 2011 Plan:

In December 2010, the Company committed to the principle features of a plan to restructure its operations in Germany and further restructure its operations in Japan. Actions under the plan to reduce employment levels commenced in December of that year.

	Initial Reserve	Payments against Reserve	Balance at June 30, 2011	Payments against Reserve	Balance at December 31, 2011
	(in thousands)
Restructuring costs:
Employee termination costs	$417	$397	$20	$(20)	$—

Total restructuring costs	$417	$393	$20	$(20)	$—

Quarter 3 FY 2011 Plan:

In March 2011, the Company committed to the principle features of a plan to additionally further restructure its operations in Japan, Germany, the U.K. and Sweden. Actions under the plan primarily relate to reduction in employment levels, consolidation of facilities and fixed asset write-downs.

	Initial Reserve	Reserve Adjustments	(Payments) Uses Against Reserve	Balance at June 30, 2011	Payments against Reserve	Balance at December 31, 2011
	(in thousands)
Restructuring costs:
Employee termination costs	$1,583	$198	$(552)	$1,229	$(900)	$329
Other	531	46	159	736	(583)	153

Total restructuring costs	$2,114	$244	$(393)	$1,965	$(1,483)	$482

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

On December 29, 2011, a putative class action complaint was filed against Baldwin, the Forsyth Parties and the individual members of our Board of Directors in the Delaware Court challenging the Merger as described in Note 16. On January 10, 2012, a putative class action complaint was filed against Baldwin, the Forsyth Parties and the individual members of our Board of Directors in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida challenging the Merger. Additional similar lawsuits may be filed in the future.

Each complaint alleges, among other things, that the members of our Board of Directors breached their fiduciary duties owed to our stockholders by entering into the Merger Agreement, approving the proposed Merger, and failing to take steps to maximize our value to our stockholders and that Baldwin and the Forsyth Parties aided and abetted such breaches of fiduciary duties. In addition, each complaint alleges that certain provisions of the Merger Agreement unduly restrict our ability to negotiate with other potential bidders. Each complaint seeks, among other things, injunctive relief prohibiting the defendants from consummating the proposed Merger and damages.

One of the conditions to the closing of the Merger is that no order by any governmental entity shall be in effect that enjoins or prevents the consummation of the Merger or that makes the consummation of the Merger illegal. As such, if the plaintiffs in either lawsuit are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed-upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe. In addition, although the Company has insurance against claims of this type, its insurance policy requires the payment of a deductible of between $75, to $150.

Any costs that we incur in contesting these lawsuits will be included in the formula for adjustment of the Merger Consideration described in Note 16 and, therefore, may result in a reduction of the Merger Consideration.

While these cases are in the early stages and there can be no assurance regarding the resolution of the litigation, the defendants believe that the claims asserted therein are without merit and intend to contest the lawsuits vigorously.

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

During the six months ended December 31, 2011 the tax rate was negatively impacted by recognition of additional valuation allowance. The Company recorded a valuation allowance of approximately $4,221 on certain domestic and foreign deferred tax assets based on its ongoing assessment of the potential realization of its deferred tax assets. The remaining worldwide deferred tax asset consists of net operating losses and other deferred tax assets which are available to reduce uncertain and deferred tax liabilities in certain jurisdictions.

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

At December 31, 2011, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, consistent with the fair value hierarchy provision and valued as Level 1 are comprised of marketable securities and amount held in trust included in other assets and valued as Level 2 are warrants. At December 31, 2011, the Company did not have any assets or liabilities valued at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Financial Statements.

There has been no change in the Company’s valuation technique during the quarter or six months ended December 31, 2011.

Note 16 — Merger Agreement:

On December 22, 2011, the Company entered into a merger agreement (the “Merger Agreement”) providing for the acquisition of the Company by Forsyth Baldwin, Inc., a Delaware corporation (“Merger Sub”) and an indirect wholly-owned subsidiary of Forsyth Capital Investors, LLC, a Missouri limited liability company (“FCI”). The acquisition will be effected by the merger of Merger Sub, an indirect wholly-owned subsidiary of FCI, with and into Baldwin, with Baldwin surviving as an indirect wholly-owned subsidiary of FCI (the “Merger”). If the Merger is completed, stockholders will be entitled to receive $0.96 per share in cash, without interest and less any applicable withholding taxes, subject to adjustments, for each share of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), or Class B Common Stock, par value $0.01 per share (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”).A copy of the Merger Agreement is attached as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011.

In connection with the Merger, the Board of Directors formed a Transaction Committee of the Board of Directors composed entirely of independent directors to, among other things, evaluate and make a recommendation to the Board of Directors with respect to the Merger. The Transaction Committee and the Board of Directors (acting upon the unanimous recommendation of the Transaction Committee), after careful consideration, have unanimously approved the Merger Agreement and the Merger, and have determined that the Merger Agreement and the Merger are advisable, fair to and in the best interests of the holders of Common Stock.

The Merger cannot be completed unless the Merger Agreement is adopted by the affirmative vote of holders of at least a majority of the voting power of the outstanding shares of Class A Common Stock and Class B Common Stock entitled to vote, voting together as a single class.

At the effective time of the Merger, each issued and outstanding share of Common Stock (other than shares held by Baldwin, FCI, Merger Sub or any of their respective subsidiaries and shares held by stockholders of the Company, if any, who validly perfect their appraisal rights under Delaware law) will be converted into the right to receive $0.96 per share in cash, subject to adjustment, without interest and less any applicable withholding taxes, which is referred to as the “Merger Consideration.” The aggregate Merger Consideration paid to all of the Company’s stockholders is subject to adjustment, on a dollar-for-dollar basis, to the extent that the Company’s (a) aggregate cash balances (plus (i) the amount of any expenses paid in connection with the Merger (up to $1,400), (ii) repayment or prepayment of certain amounts under the Company’s debt facilities and (iii) the amount of any 2011 Christmas bonuses paid by Baldwin Germany GmbH (up to the euro equivalent of $400) exceeds (b) the Company’s aged accounts payable (and debt incurred under certain debt facilities since the date of the Merger Agreement) by less than $1,800. Several factors beyond the Company’s control may result in a downward adjustment of the Merger Consideration, such as a decline in customer demand for the Company’s products and services or customers’ ability to make timely payments, which could negatively impact the Company’s aggregate cash balances or aged accounts payable. In the event that the adjustments would result in the Merger Consideration being less than $0.90 per share, the Company is obligated under the Merger Agreement to adjourn the special meeting, and resolicit the approval of the Company’s stockholders for the Merger, with the Merger Consideration, adjusted as set forth above, which may be substantially less than $0.90 per share.

The Merger Agreement provides that:

•

each restricted stock unit award and other right, contingent or accrued, to acquire or receive shares of Common Stock or benefits measured by the value of such shares, and each award of any kind consisting of shares of Common Stock that may be held, awarded, outstanding, payable or reserved for issuance under the Company’s 1996 Stock Option Plan, the 1998 Non-Employee Directors’ Stock Option Plan, and the 2005 Equity Compensation Plan or award agreements entered into pursuant thereto, other than options (each, a “Company Stock Award”) outstanding immediately prior to the effective time of the Merger, whether or not then vested or exercisable will be cancelled and converted into a right to receive $0.96 per share in cash, subject to adjustment, without interest and less any applicable withholding taxes, as promptly as reasonably practicable after the effective time of the Merger; and

•

each option to acquire shares of Common Stock that is outstanding immediately prior to the effective time of the Merger, whether or not then vested or exercisable, will be cancelled and converted into the right to receive, as promptly as reasonably practicable after the effective time of the Merger, an amount in cash per share, without interest, equal to $0.96, subject to adjustment, less the per share exercise price of such option, less any applicable withholding taxes.

The Merger Agreement does not contain any financing-related closing condition. Baldwin and FCI estimate that the total amount of funds necessary to pay the Merger Consideration is $16,400 and that approximately $20 million will be required to repay the Company’s outstanding indebtedness at the effective time of the Merger. FCI has represented in the Merger Agreement that it will have sufficient funds to pay the aggregate Merger Consideration and otherwise satisfy its obligations under the Merger Agreement, including the repayment of such indebtedness. FCI has also represented that it has received an equity commitment from Barry-Wehmiller Group, Inc. set forth in a letter dated December 22, 2011, the proceeds of which will be available, if necessary, to fund its obligations under the Merger Agreement.

•	Conditions to the Completion of the Merger

The Company’s obligations and the obligations of FCI and Merger Sub to consummate the Merger are subject to the satisfaction at or before the effective time of the Merger of customary closing conditions including the following principal conditions, among others:

•	adoption of the Merger Agreement by stockholders;

•	absence of legal prohibitions on completion of the Merger; and

•	obtaining any required governmental approvals.

The consummation of the Merger is not subject to any antitrust or other governmental approval.

•

Merger Agreement Termination Provisions; Termination Fees The Merger Agreement may be terminated at any time before the effective time of the Merger, whether before or after adoption of the Merger Agreement by our stockholders:

•	by mutual written consent of FCI and the Company;

•	by either FCI or the Company if:

•

the Merger has not been consummated by June 30, 2012 (the “End Date”), except that neither FCI nor the Company may terminate the Merger Agreement for the failure to consummate the Merger by the End Date if the failure to consummate the Merger by the End Date is attributable to a failure on the part of such party to perform any covenant or obligation required by the Merger Agreement; provided, that, in the event that the Company resolicits the approval of its stockholders in accordance with the terms of the Merger Agreement, the End Date shall be extended by an additional number of days appropriate to accomplish such resolicitation and subsequent stockholder vote, but in no event shall the End Date be extended to a date later than 40 days following the date the Company mails an amended or supplemented proxy statement to stockholders in connection with such resolicitation; or

•

there is a permanent legal prohibition to completing the Merger, except that neither FCI nor the Company may terminate the Merger Agreement for this reason if the permanent legal prohibition is attributable to a failure on the part of such party to perform any covenant or obligation required by the Merger Agreement.

•	by FCI, if:

•

prior to obtaining stockholder approval of the Merger Agreement, the Board of Directors (A) withdraws (or modifies in a manner adverse to FCI), or publicly proposes to withdraw (or modify in a manner adverse to FCI), the recommendation by the Board of Directors with respect to adoption of the Board of Directors or (B) recommends, adopts or approves, or proposes publicly to recommend, adopt or approve, or otherwise declares advisable any alternative acquisition proposal or publicly proposes to do the foregoing;

•	the Company shall have entered into, or publicly announced its intention to enter into, an agreement to adopt an alternative acquisition proposal (other than an Acceptable Confidentiality Agreement);

•

the Board of Directors fails to reaffirm (publicly, if so requested by FCI) its recommendation within ten business days after the date any acquisition proposal (or material modification thereto) is first publicly disclosed by the Company or the person making such acquisition proposal;

•

a tender offer or exchange offer relating to the Common Stock shall have been commenced by a person unaffiliated with FCI and the Company shall not have sent to its stockholders pursuant to Rule 14e-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within ten business days after such tender offer or exchange offer is first published, sent or given, a statement reaffirming the recommendation of the Board of Directors and recommending that stockholders reject such tender or exchange offer;

•	the Company or its Board of Directors (or any committee thereof) shall publicly announce its intentions to do any of the foregoing; or

•

the Company breaches any of its representations, warranties, covenants or agreements in the Merger Agreement, in each case such that a condition to closing would not be satisfied as of the effective time of the Merger and, with respect to those inaccuracies and breaches that are curable prior to the End Date, the Company fails to cure such inaccuracies and breaches upon 30 days’ written notice of FCI’s intention to exercise this right of termination;

•	by the Company:

•

at any time before the adoption of the Merger Agreement by stockholders, if the Board of Directors authorizes the Company to enter into an agreement concerning a superior offer in full compliance with the terms of the Merger Agreement, and the Company (i) pays the applicable termination fee and (ii) substantially concurrently enters into the agreement concerning a superior offer; or

•

FCI breaches any of its representations, warranties, covenants or agreements in the Merger Agreement, in each case such that a condition to closing would not be satisfied as of the effective time of the Merger and, with respect to those inaccuracies and breaches that are curable prior to the End Date, FCI fails to cure such inaccuracies and breaches upon 30 days notice of the Company’s intention to exercise this right of termination.

Under certain circumstances resulting in the termination of the Merger Agreement, the Company may be required to pay a termination fee of $2,000 or $3,000 to FCI, depending upon the circumstances.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

The following is management’s discussion and analysis of certain factors, which have affected the consolidated financial statements of Baldwin.

Forward-looking Statements

Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Similarly, the press releases issued by the Company and other public statements made by the Company from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Such statements are forward-looking statements that involve a number of risks and uncertainties. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Some of the factors that could cause actual results to differ materially include, but are not limited to the following: (i) the Company’s ability to timely and successfully conclude the merger with Forsyth Capital (ii) its ability to successfully refinance the indebtedness under the amended Credit Agreement which matures on July 2, 2012 (iii) the severity and length of the current economic downturn (iv) the impact of the economic downturn on the availability of credit for the Company and the Company’s customers (v) the ability of the Company to maintain ongoing compliance with the terms of its amended Credit Agreement; the availability of funding under such agreements; the ability to maintain adequate liquidity in declining and challenging economic conditions impacting the Company as well as customers, (vi) general economic conditions in the U.S. and other foreign locations, (vii) the ability to obtain, maintain and defend challenges against valid patent protection of certain technology, primarily as it relates to the Company’s cleaning systems, (viii) material changes in foreign currency exchange rates versus the U.S. Dollar, (ix) changes in the mix of products and services comprising revenues, (x) a decline in the rate of growth of the installed base of printing press units and the timing of new press orders, (xi) the ultimate realization of certain trade receivables and the status of ongoing business levels with the Company’s large OEM customers, and (xii) competitive market influences. Additional factors are set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and Form 10-Q for the quarterly period ended December 31, 2011, which should be read in conjunction herewith.

Critical Accounting Policies and Estimates

For further information regarding the Company’s critical accounting policies, please refer to the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no material changes during the three and six months ended December 31, 2011.

The Company normally performs the required impairment testing of goodwill on an annual basis in May of each year. As a result of, continued market volatility of the Company’s stock price, the announced insolvency of a major customer and the Company’s decreased market capitalization, during the second quarter ended December 31, 2011, the Company is undergoing an interim analysis of its goodwill carrying value as required by ASC 350, Intangibles-Goodwill and Other

In accordance with ASC 350, a two-step process is used to test goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon indication of impairment a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

To estimate the fair value of its reporting units for step one, the Company utilizes a combination of income and market approaches. The income approach, applies a discounted cash flow methodology to the Company’s future projections and a market approach which applies the use of multiples of revenues and earnings associated with comparable companies.

Due to the complexity of determining the fair value of the reporting units and their related tangible and intangible assets, the Company was not able to complete the interim impairment test by the filing deadline of its Form 10-Q for the three-month and six-month periods ended December 31, 2011. However, the Company has determined that there is likelihood that some or all of the goodwill in its reporting units may be impaired. The goodwill related to these reporting units is approximately $19,300.

The Company anticipates having the analysis completed during the third quarter. However, the Company has estimated that the potential loss from the step two analyses will be between $0 and $19,300. The Company has not recorded a charge in the second quarter due to the fact that it is not sure at this time what the amount of the impairment will be within this range. A non-cash impairment charge, if any, will be recorded in the third quarter. This non cash impairment charge, if any, would not affect the Company’s debt covenant compliance calculations.

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

Merger Agreement

On December 22, 2011, the Company entered into a merger agreement (the “Merger Agreement”) providing for the acquisition of the Company by Forsyth Baldwin, Inc., a Delaware corporation (“Merger Sub”) and an indirect wholly-owned subsidiary of Forsyth Capital Investors, LLC, a Missouri limited liability company (“FCI”). The acquisition will be effected by the merger of Merger Sub, an indirect wholly-owned subsidiary of FCI, with and into Baldwin, with Baldwin surviving as an indirect wholly-owned subsidiary of FCI (the “Merger”). If the Merger is completed, stockholders will be entitled to receive $0.96 per share in cash, without interest and less any applicable withholding taxes, subject to adjustments, for each share of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), or Class B Common Stock, par value $0.01 per share (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”).A copy of the Merger Agreement is attached as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011.

In connection with the Merger, the Board of Directors formed a Transaction Committee of the Board of Directors composed entirely of independent directors to, among other things, evaluate and make a recommendation to the Board of Directors with respect to the Merger. The Transaction Committee and the Board of Directors (acting upon the unanimous recommendation of the Transaction Committee), after careful consideration, have unanimously approved the Merger Agreement and the Merger, and have determined that the Merger Agreement and the Merger are advisable, fair to and in the best interests of the holders of Common Stock.

The Merger cannot be completed unless the Merger Agreement is adopted by the affirmative vote of holders of at least a majority of the voting power of the outstanding shares of Class A Common Stock and Class B Common Stock entitled to vote, voting together as a single class.

At the effective time of the Merger, each issued and outstanding share of Common Stock (other than shares held by Baldwin, FCI, Merger Sub or any of their respective subsidiaries and shares held by stockholders of the Company, if any, who validly perfect their appraisal rights under Delaware law) will be converted into the right to receive $0.96 per share in cash, subject to adjustment, without interest and less any applicable withholding taxes, which is referred to as the “Merger Consideration.” The aggregate Merger Consideration paid to all of the Company’s stockholders is subject to adjustment, on a dollar-for-dollar basis, to the extent that the Company’s (a) aggregate cash balances (plus (i) the amount of any expenses paid in connection with the Merger (up to $1,400), (ii) repayment or prepayment of certain amounts under the Company’s debt facilities and (iii) the amount of any 2011 Christmas bonuses paid by Baldwin Germany GmbH (up to the euro equivalent of $400) exceeds (b) the Company’s aged accounts payable (and debt incurred under certain debt facilities since the date of the Merger Agreement) by less than $1,800. Several factors beyond the Company’s control may result in a downward adjustment of the Merger Consideration, such as a decline in customer demand for the Company’s products and services or customers’ ability to make timely payments, which could negatively impact the Company’s aggregate cash balances or aged accounts payable. In the event that the adjustments would result in the Merger Consideration being less than $0.90 per share, the Company is obligated under the Merger Agreement to adjourn the special meeting, and resolicit the approval of the Company’s stockholders for the Merger, with the Merger Consideration, adjusted as set forth above, which may be substantially less than $0.90 per share.

The Merger Agreement provides that:

•

each restricted stock unit award and other right, contingent or accrued, to acquire or receive shares of Common Stock or benefits measured by the value of such shares, and each award of any kind consisting of shares of Common Stock that may be held, awarded, outstanding, payable or reserved for issuance under the Company’s 1996 Stock Option Plan, the 1998 Non-Employee Directors’ Stock Option Plan, and the 2005 Equity Compensation Plan or award agreements entered into pursuant thereto, other than options (each, a “Company Stock Award”) outstanding immediately prior to the effective time of the Merger, whether or not then vested or exercisable will be cancelled and converted into a right to receive $0.96 per share in cash, subject to adjustment, without interest and less any applicable withholding taxes, as promptly as reasonably practicable after the effective time of the Merger; and

•

each option to acquire shares of Common Stock that is outstanding immediately prior to the effective time of the Merger, whether or not then vested or exercisable, will be cancelled and converted into the right to receive, as promptly as reasonably practicable after the effective time of the Merger, an amount in cash per share, without interest, equal to $0.96, subject to adjustment, less the per share exercise price of such option, less any applicable withholding taxes.

The Merger Agreement does not contain any financing-related closing condition. Baldwin and FCI estimate that the total amount of funds necessary to pay the Merger Consideration is $16,400 and that approximately $20 million will be required to repay the Company’s outstanding indebtedness at the effective time of the Merger. FCI has represented in the Merger Agreement that it will have sufficient funds to pay the aggregate Merger Consideration and otherwise satisfy its obligations under the Merger Agreement, including the repayment of such indebtedness. FCI has also represented that it has received an equity commitment from Barry-Wehmiller Group, Inc. set forth in a letter dated December 22, 2011, the proceeds of which will be available, if necessary, to fund its obligations under the Merger Agreement.

Conditions to the Completion of the Merger

The Company’s obligations and the obligations of FCI and Merger Sub to consummate the Merger are subject to the satisfaction at or before the effective time of the Merger of customary closing conditions including the following principal conditions, among others:

•	adoption of the Merger Agreement by stockholders;

•	absence of legal prohibitions on completion of the Merger; and

•	obtaining any required governmental approvals.

The consummation of the Merger is not subject to any antitrust or other governmental approval.

Merger Agreement Termination Provisions; Termination Fees The Merger Agreement may be terminated at any time before the effective time of the Merger, whether before or after adoption of the Merger Agreement by our stockholders:

by mutual written consent of FCI and the Company;

by either FCI or the Company if:

•

the Merger has not been consummated by June 30, 2012 (the “End Date”), except that neither FCI nor the Company may terminate the Merger Agreement for the failure to consummate the Merger by the End Date if the failure to consummate the Merger by the End Date is attributable to a failure on the part of such party to perform any covenant or obligation required by the Merger Agreement; provided, that, in the event that the Company resolicits the approval of its stockholders in accordance with the terms of the Merger Agreement, the End Date shall be extended by an additional number of days appropriate to accomplish such resolicitation and subsequent stockholder vote, but in no event shall the End Date be extended to a date later than 40 days following the date the Company mails an amended or supplemented proxy statement to stockholders in connection with such resolicitation; or

•

there is a permanent legal prohibition to completing the Merger, except that neither FCI nor the Company may terminate the Merger Agreement for this reason if the permanent legal prohibition is attributable to a failure on the part of such party to perform any covenant or obligation required by the Merger Agreement.

by FCI, if:

•

prior to obtaining stockholder approval of the Merger Agreement, the Board of Directors (A) withdraws (or modifies in a manner adverse to FCI), or publicly proposes to withdraw (or modify in a manner adverse to FCI), the recommendation by the Board of Directors with respect to adoption of the Board of Directors or (B) recommends, adopts or approves, or proposes publicly to recommend, adopt or approve, or otherwise declares advisable any alternative acquisition proposal or publicly proposes to do the foregoing;

•	the Company shall have entered into, or publicly announced its intention to enter into, an agreement to adopt an alternative acquisition proposal (other than an Acceptable Confidentiality Agreement);

•

the Board of Directors fails to reaffirm (publicly, if so requested by FCI) its recommendation within ten business days after the date any acquisition proposal (or material modification thereto) is first publicly disclosed by the Company or the person making such acquisition proposal;

•

a tender offer or exchange offer relating to the Common Stock shall have been commenced by a person unaffiliated with FCI and the Company shall not have sent to its stockholders pursuant to Rule 14e-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within ten business days after such tender offer or exchange offer is first published, sent or given, a statement reaffirming the recommendation of the Board of Directors and recommending that stockholders reject such tender or exchange offer;

•	the Company or its Board of Directors (or any committee thereof) shall publicly announce its intentions to do any of the foregoing; or

•

the Company breaches any of its representations, warranties, covenants or agreements in the Merger Agreement, in each case such that a condition to closing would not be satisfied as of the effective time of the Merger and, with respect to those inaccuracies and breaches that are curable prior to the End Date, the Company fails to cure such inaccuracies and breaches upon 30 days’ written notice of FCI’s intention to exercise this right of termination;

by the Company:

•

at any time before the adoption of the Merger Agreement by stockholders, if the Board of Directors authorizes the Company to enter into an agreement concerning a superior offer in full compliance with the terms of the Merger Agreement, and the Company (i) pays the applicable termination fee and (ii) substantially concurrently enters into the agreement concerning a superior offer; or

•

FCI breaches any of its representations, warranties, covenants or agreements in the Merger Agreement, in each case such that a condition to closing would not be satisfied as of the effective time of the Merger and, with respect to those inaccuracies and breaches that are curable prior to the End Date, FCI fails to cure such inaccuracies and breaches upon 30 days notice of the Company’s intention to exercise this right of termination.

Under certain circumstances resulting in the termination of the Merger Agreement, the Company may be required to pay a termination fee of $2,000 or $3,000 to FCI, depending upon the circumstances.

See discussions below related to consolidated results of operations, liquidity and capital resources.

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010

Consolidated Results

Net Sales

Net sales for the three months ended December 31, 2011 decreased $1,960 or 4.8%, to $39,304 from $41,264 for the three months ended December 31, 2010. Foreign currency translation had a favorable impact of $560 in the current period.

Net sales in Europe remained virtually flat, decreasing by $70, including $63 of unfavorable foreign currency translation. Increased sales of UV systems, spray dampening and ink and gluing systems offset the decline in cleaning systems and related consumables and IR dryers. In addition, sales were negatively impacted by the insolvency filing of one of the Company’s major customers in Germany.

In Asia, net sales decreased approximately $2,426, including $623 of favorable foreign currency translation. The decrease primarily reflects the delivery of several large newspaper equipment orders in Japan in the three months ended December 31, 2010, not repeated during the first three months ended December 31, 2011. In addition, the slower than expected recovery in Japan from the earthquake and tsunami has caused delays in cleaning and spray dampening equipment projects.

Net Sales in the Americas increased $536, and reflects increased equipment and consumables sales partially offset by reductions in service sales.

Gross Profit

Gross profit for the three months ended December 31, 2011 was $10,192 (25.9% of net sales), compared to $12,634 (30.6% of net sales) for the three months ended December 31, 2010, a decrease of $2,442 or 19%. Foreign currency translation had a favorable impact of $157 in the current period. The decrease in gross profit primarily relates to the following:

•	realignment of approximately $1,399 of certain global engineering costs that were previously recorded as operating expenses; and

•	lower sales volume, unfavorable product mix and unfavorable overhead absorption.

These negative impacts on gross profit were partially offset by cost savings from the restructuring actions completed in fiscal year 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $9,714 (24.7% of net sales) for the three months ended December 31, 2011, compared to $8,559 (20.7% of net sales) for the same period in the prior fiscal year, an increase of $1,155 or 13%. Foreign currency translation had an unfavorable impact on SG&A of $157. G&A expenses increased $1,333. The increase primarily reflects a $1,216 allowance for doubtful accounts associated with a German customer which declared insolvency. Selling expenses decreased $335 reflecting savings associated with restructuring actions partially offset by higher trade show costs.

Engineering and Development Expenses

Engineering and development expenses decreased by $1,773 in the three months ended December 31, 2011 compared to the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact of $15 in the current period. Approximately $1,399 of the decrease reflects the realignment of global engineering costs to more closely align these costs with the production process and, effective July 1, 2011, are included as a component of cost of sales.

Restructuring

The Company recorded $77 of restructuring costs during the three months ended December 31, 2011 versus $417 in the comparable prior year period. The additional restructuring charge in 2012 primarily resulted from finalization of the cost of dilapidations associated with the closure of the UK sales office during the second quarter of fiscal 2011. The fiscal year 2011 restructuring was designed to achieve operational efficiencies in Germany, Japan, and the UK and consisted primarily of employee terminations.

Interest and Other

Interest expense, net for the three months ended December 31, 2011 was $782 compared to $495 for the three months ended December 31, 2010. Currency rate fluctuations had virtually no impact on interest expense in the current period. The increase primarily reflects higher amortization of deferred financing costs, higher interest rates, and deferred interest due at the planned maturity date of the Credit Agreement with Bank of America.

Other (income) expense, net, was an expense of $944 for the three months ended December 31, 2011 compared to income of $24 for the three months ended December 31, 2010. In fiscal 2012, other expenses includes $643 of legal, accounting and other costs associated with the aforementioned proposed merger coupled with write-off of previously capitalized deferred financing costs of $136 associated with the Company’s refinancing activities. The remaining balance consists primarily of net foreign exchange transaction losses. In fiscal 2011 the income of $24 primarily related to net foreign exchange transaction gains.

Income Taxes

The Company recorded an income tax expense of $4,697, for the three months ended December 31, 2011, compared to a benefit of $859 for the three months ended December 31, 2010. The effective rates of -145% and 173% for the three months ended

December 31, 2011 and 2010, respectively, differ from the statutory rate of 34% During the three months ended December 31, 2011 the tax rate was negatively impacted by recognition of additional valuation allowance. The Company recorded a valuation allowance of approximately $4,221on certain domestic and foreign deferred tax assets based on its ongoing assessment of the potential realization of its deferred tax assets. The remaining deferred tax asset consists of net operating losses and other deferred tax assets which are available to reduce uncertain and deferred tax liabilities in certain jurisdictions. The effective tax rate for the three months ended December 31, 2010 differs from the statutory rate and reflects a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, (c) the impact of foreign and domestic permanent items, and (d) the reversal of previously recorded reserves associated with unrecognized tax benefits (FIN 48 “Liabilities”) upon finalization of a German tax audit for years 2000-2004, of $777.

Net (Loss) Income from continuing operations

The Company’s net loss was $7,932 for the three months ended December 31, 2011, compared to a net income of $363 for the three months ended December 31, 2010. Net loss per basic and diluted share amounted to $0.50 for the three months ended December 31, 2011, compared to a net income per basic and diluted share of $0.02 for the three months ended December 31, 2010.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010

Consolidated Results

Net Sales

Net sales for the six months ended December 31, 2011 decreased by $6,102 or 7.5%, to $75,160 from $81,262 for the six months ended December 31, 2010. Foreign currency translation had a favorable impact of $2,874 in the current period.

The decrease in consolidated sales reflects lower sales in Europe of $590, including $1,423 of favorable foreign currency translation. The decrease was primarily attributable to the following:

•

lower revenue associated with the equipment business primarily attributable to deliveries in the six months ended December 31, 2010 of web control systems and IR dryers not replicated in six months ended December 31 2011;

•	insolvency filing of one of the Company’s major customers in Germany;

•	lower sales activity by OEM press manufacturers for new cleaning equipment; and

•	lower demand level from end user customers for the Company’s equipment and related consumables.

The decrease was partially offset by increased shipment of ink and gluing systems in the six months ended December 31, 2011 as compared to the same period in the prior year.

In Asia, net sales decreased approximately $6,240, including $1,450 of favorable foreign currency translation. The decrease primarily reflects the delivery of several large newspaper equipment orders in Japan in the first half of fiscal 2011, not repeated during the first half of fiscal 2012. In addition, the slower than expected recovery in Japan from the earthquake and tsunami has caused delays in cleaning and spray dampening equipment projects.

Net sales in the Americas increased $729, and reflects increased equipment and consumables sales in the six months ended December 31, 2011 as compared to the same period in the prior year, partially offset by reductions in service and parts sales.

Gross Profit

Gross profit for the six months ended December 31, 2011 was $19,084 (25.4% of net sales) compared to $24,983 (30.7% of net sales) for the six months ended December 31, 2010, a decrease of $5,899. Foreign currency translation had a favorable impact of $726 in the current period. The decrease in gross profit primarily relates to the following:

•	realignment of approximately $2,858 of certain global engineering costs that were previously recorded as operating expenses; and

•	lower sales volume, unfavorable product mix and unfavorable overhead absorption.

These negative impacts on gross profit were partially offset by cost savings from the restructuring actions completed in fiscal year 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) amounted to $18,223 (24% of net sales) for the six months ended December 31, 2011 compared to $18,042 (22% of net sales) for the same period in the prior fiscal year, an increase of $181 or 1%. Currency rate fluctuations increased SG&A by $584 during the six month period. G&A expenses increased by $240. The increase primarily reflects a $1,216 allowance for doubtful accounts associated with a German customer who declared insolvency, coupled with higher legal, accounting and other professional fees. Partially offsetting these increases are the savings associated with restructuring actions, non-recurrence of costs associated with the termination agreement with the Company’s former CEO of $878 and lower insurance related costs. Selling expenses decreased $643 reflecting savings associated with restructuring actions partially offset by higher trade show costs.

Engineering and Development Expenses

Engineering and development expenses decreased by $3,254 in the six months ended December 31, 2011 compared to the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact of $148 in the current period. Approximately $2,858 of the decrease reflects the realignment of global engineering costs to more closely align these costs with the production process and, effective July 1, 2011, are included as a component of cost of sales.

Restructuring

The Company recorded $77 of restructuring costs during the six months ended December 31, 2011 versus $608 in the comparable prior year period. The additional restructuring charge in fiscal 2012 primarily resulted from finalization of the cost of dilapidations associated with the closure of the UK sales office during the second quarter of fiscal 2011. The fiscal year 2011 restructuring was designed to achieve operational efficiencies in Germany, Japan, and the UK and consisted primarily of employee terminations.

Interest and Other

Interest expense, net of interest income, for the six months ended December 31, 2011 was $2,008 compared to $1,035 for the six months ended December 31, 2010. Currency rate fluctuations had no impact on interest expense in the current period. The increase primarily reflects higher amortization of deferred financing costs, higher interest rates and deferred interest due at the planned maturity date of the Credit Agreement with Bank of America.

Other (income) expense, net, was an expense of $1,021 for the six months ended December 31, 2011 compared to expense of $147 for the six months ended December 31, 2010. In fiscal 2012 other expenses includes $643 of legal, accounting and other costs associated with the aforementioned proposed merger coupled with write-off of previously capitalized deferred financing costs of $136 associated with the Company’s refinancing activities. The remaining balance consists primarily of net foreign exchange transaction losses. In fiscal 2011 the $147 primarily related to net foreign exchange transaction losses.

Income Taxes

The Company recorded an income tax expense of $4,567 for the six months ended December 31, 2011, compared to a benefit of $1,348 for the six months ended December 31, 2010. The effective tax rates of -75% and 69.2% for the six months ended December 31, 2011 and 2010, respectively, differ from the statutory rate of 34%. During the six months ended December 31, 2011 the tax rate was negatively impacted by recognition of additional valuation allowance. The Company recorded a valuation allowance of approximately $4,221 on certain domestic and foreign deferred tax assets based on its ongoing assessment of the potential realization of its deferred tax assets. The remaining worldwide deferred tax asset consists of net operating losses and other deferred tax assets which are available to reduce uncertain and deferred tax liabilities in certain jurisdictions. The effective rate for fiscal 2011 was impacted by (a) foreign income taxed at rates different than the U.S. statutory rate, (b) no benefits being recognized for losses incurred in certain countries, as the realization of such benefits is not more likely than not, (c) the impact of foreign and domestic permanent items, and (d) reversal of previously recorded reserves associated with unrecognized tax benefits (FIN 48 “Liabilities”) upon finalization of a German tax audit for years 2000-2004, of $777 and a reversal of a valuation allowance in the U.K.

Net (Loss) Income from Continuing Operations

The Company’s net loss was $10,656 for the six months ended December 31, 2011, compared to net loss of $599 for the six months ended December 31, 2010. Net loss per basic and diluted share was $0.67 for the six months ended December 31, 2011, compared to net loss of $0.04 per basic and diluted share for the six months ended December 31, 2010.

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

Revenues and net loss of the food blending and packaging business included in discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in thousands)		(in thousands)
Revenues	$—	$1,594	$—	$3,430
Pre-tax loss from operations of blending and packaging business	—	183	—	354
Pre-tax loss from discontinued operations	—	183	—	354
Tax benefit	—	60	—	120

Loss from discontinued operations	$—	$123	$—	$234

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

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net ( loss) income as reported	$(7,932)	$363	$(10,656)	$(599)
Provision (Benefit) for income taxes	4,697	(859)	4,567	(1,348)
Interest expense, net	782	495	2,008	1,035
Depreciation and amortization	796	733	1,500	1,345

EBITDA	$(1,657)	$732	$(2,581)	$433

Restructuring charges	77	417	77	608
Bad debt write off	1,216	—	1,216	—
Write off previously capitalized refinancing costs	136	—	136	—
Merger-related costs	643	—	643	—
Other non-routine items	212	14	386	1,399 (a)

Adjusted EBITDA	$627	$1,163	$(123)	$2,440

(a)	Includes former CEO severance $878, inventory step up $243, and other one-time expenses.

Liquidity and Capital Resources at December 31, 2011

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months ended December, 31
Cash provided by (used in):	2011		2010
Operating activities	$(2,229)		$(3,079)
Investing activities	(280)		(356)
Financing activities Net cash used by discontinued operations	(527 (—	) )	2,426 (185)
Effect of exchange rate changes on cash	67		1,038

Net decrease in cash and cash equivalents	$(2,969)		$(156)

Cash from operating activities improved by $850 during the six months ended December 31, 2011 versus the prior year period. The improvement in cash flows primarily relates to lower working capital requirements compared to the comparable period in the prior year. Partially offsetting the lower working capital requirements were $1,071 in higher restructuring payments, payments associated with the planned merger, and higher severance payments, coupled with higher operating losses in the six months ended December 31, 2011 primarily driven by lower sales volume.

Cash utilized for investing activities during the six months ending December 31, 2011 and 2010 includes additions to property, plant and equipment and patents and trademarks of $920 and $356, respectively. The additions to property plant and equipment in fiscal year 2012 primarily relate to leasehold improvements in connection with a relocation in the UK. In addition, during the quarter ended December 31, 2011 the Company received proceeds of $640 related to the sale of an idle property in Sweden.

The decrease in cash flow from financing activities primarily reflects lower borrowings in the six months ended December 31, 2011 compared to the same period in fiscal year 2010.

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

Under the terms of waiver and amendment agreements entered into in September 2010 and May 2011 to the Credit Agreement, the Company issued to the Lenders two tranches of Warrants. The first tranche (“the 2010 Warrants”) have a term of 10 years to purchase 352,671 shares of the Company’s Class A Common Stock for $0.01 per share and contains a put provision that enables the holders after September 28, 2012 to request a cash settlement of the then fair market value of the 2010 Warrants in an amount not to exceed $1.50 per share for each share issuable upon exercise of the Warrants. During the quarter ended December 31, 2011 one of the Lenders exercised its Warrant and was issued 174,851 shares. The second tranche (“the May 2011 Warrants”) also have a term of ten years to purchase 372,374 shares of the Company’s Class A Common Stock for $0.01 per share and contains a put provision that enables the holders after May 16, 2013 to request a cash settlement of the then fair market value of the 2011 Warrants in an amount not to exceed $1.50 per share for each share issuable upon exercise of the Warrants.

On October 13, 2011, the Company entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”) with certain lenders and BofA as agent. Among other things, Amendment No. 11 (i) extended the maturity date of the revolving Credit Agreement from November 21, 2011 to July 2, 2012, (ii) adjusted the interest payment provisions pursuant to which euro and U.S. dollar borrowings bear interest at LIBOR plus 7.50%, and (iii) increased the incremental interest rate for the deferred interest to be paid at maturity. At December 31, 2011 the amount of deferred interest recorded in other accounts payable and accrued liabilities is approximately $359. As part of the consideration for Amendment No. 11, the Company will (a) pay the Lenders a potential fee of $1,100 as follows: $200 upon signing of Amendment No. 11, and scheduled weekly installments ranging from $200 to $50 beginning February 10, 2012 through April 20, 2012 unless the Credit Agreement is fully refinanced prior to the payment due dates, in which case any remaining payments will be waived, (b) grant to the Lenders ten year Warrants to purchase an aggregate of 434,200 shares of Class A Common Stock of the Company at an exercise price of $0.01 per share, with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants (the “October 2011 Warrants”); and (c) if the Credit Agreement is not refinanced prior to certain scheduled dates, the Company may grant to the Lenders additional ten year Warrants in four monthly installments beginning March 1, 2012 and on the first day of each month through June 1, 2012, to purchase an aggregate of 1,592,067 shares of Class A Common Stock of the Company (equal to an amount not to exceed 20 percent of the issued and outstanding shares of Class A Common Stock of the Company on September 27, 2010) each at an exercise price of $0.01 per share, and each with a put provision exercisable after two (2) years that enables the holder to request a cash settlement equal to the then fair market value of the Warrants in an amount not to exceed $1.50 per share for each share issuable upon the exercise of the Warrants.

On December 15, 2011, the Company and certain of its subsidiaries entered into Amendment No. 12 to Credit Agreement (“Amendment No. 12”) with Bank of America, N.A. as a Lender and as Administrative Agent, and certain other lenders. Amendment No. 12 amended the terms of the Credit Agreement to (i) allow the sale of the Company’s real property located in Tranas, Sweden, for a purchase price of not less than the Dollar equivalent of 4,360,000 Swedish Krona (approximately $634) to be consummated no later than December 31, 2011, and (ii) provide that the net cash proceeds from the sale of the aforementioned real property be used by the Company for working capital purposes.

On December 22, 2011, the Company and certain of its subsidiaries entered into Amendment No. 13 (“Amendment No. 13”) to the Credit Agreement. Among other things, Amendment No. 13 (i) deferred until May 15, 2012 the Lenders’ right to be granted the Amendment No. 11 Additional Warrants (as defined in Amendment No. 11, described above), (ii) deferred until May 15, 2012 the additional fees owed to the Lenders under Amendment No. 11, (iii) deferred until May 15, 2012 the Incremental Interest (as such term is defined in the Credit Agreement), and (iv) provided that each of such deferrals shall become permanent upon the closing of the Merger no later than May 15, 2012, subject to an extension until May 30, 2012 if the stockholder meeting to vote on the Merger has been scheduled by May 15, 2012.

The Credit Agreement, as amended by Amendment No 13, continues to require that the Company satisfy certain minimum EBITDA, Minimum Currency Adjusted Net Sales, Capital Expenditures, and Minimum Liquidity tests. At December 31, 2011 the Company was in compliance with the covenants.

The Credit Agreement matures on July 2, 2012. The lenders under the Credit Agreement (the “Lenders”) have advised the Company that they are unwilling to continue to lend to the Company beyond that date. The Company has been actively seeking to identify sources of equity and debt financing, including by engaging Bryant Park Capital, Inc. (“Bryant Park”) to act as its financial advisor and consultant responsible for, among other things, seeking and contacting prospective lenders and investors. However, to date, the Company has been unable to identify any sources adequate to sufficiently refinance its indebtedness under the Credit Agreement or otherwise enable the Company to sufficiently satisfy its liquidity requirements. Accordingly, we cannot assure you that we will be able to obtain financing from the Lenders or from other sources on acceptable terms or at all. If the Company is unable to obtain sufficient financing to fund its operations or capital expenditures, it is unlikely that the Company will be able to meet its obligations as they become due and may be rendered insolvent.

The Company maintains relationships with both foreign and domestic banks, which combined have extended short- and long-term credit facilities to the Company totaling $26,370. As of December 31, 2011, the Company had $23,069 outstanding (including Letters of Credit of $1,055). The amount available under these credit facilities as December 31, 2011 was $100.

At December 31, 2011 and June 30, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

The following summarizes the Company’s contractual obligations at December 31, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending June 30th
	Total at December 31, 2011	2012*	2013	2014	2015	2016	2017 and thereafter
Contractual obligations:
Loans payable	$3,900	$3,900	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—	—
Long-term debt	20,246	578	16,684	1,133	1,202	572	77
Non-cancelable operating lease obligations	16,220	2,499	3,797	2,995	2,123	1,981	2,825
Purchase commitments (materials)	13,039	10,335	2,704	—	—	—	—
Supplemental compensation	10,231	1,013	1,011	908	1,014	1,266	5,019
Restructuring payments	482	482	—	—	—	—	—
Bank Fees (2)	900	900	—	—	—	—	—
Interest expense (1)	1,765	780	826	95	54	10	—

Total contractual cash obligations	66,783	20,487	25,022	5,131	4,393	3,829	7,921

(1)	The anticipated future interest payments are based on the Company’s current indebtedness and interest rates at December 31, 2011. FY 2013 includes incremental interest of $695 deferred under Amendment 13 to the Credit Agreement of which such deferrals become permanent upon closing of merger.

(2)	The anticipated future bank fee payment of $900 is deferred under Amendment 13 to the Credit Agreement of which such deferral becomes permanent upon closing of merger.

*	Includes only the remaining six month of the fiscal year ending June 30, 2012.

ITEM 4: Controls and Procedures

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting:

During the quarter and six months ended December 31, 2011, the Company has not made any changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with the Company’s business. These efforts may lead to various changes in its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

On December 29, 2011, a putative class action complaint was filed against the Company, the Forsyth Parties and the individual members of our Board of Directors in the Delaware Court challenging the Merger. On January 10, 2012, a putative class action complaint was filed against the Company, the Forsyth Parties and the individual members of our Board of Directors in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida challenging the Merger. Additional similar lawsuits may be filed in the future. Each complaint alleges, among other things, that the members of our Board of Directors breached their fiduciary duties owed to our stockholders by entering into the Merger Agreement, approving the proposed Merger, and failing to take steps to maximize our value to our stockholders and that the Company and the Forsyth Parties aided and abetted such breaches of fiduciary duties. In addition, each complaint alleges that certain provisions of the Merger Agreement unduly restrict our ability to negotiate with other potential bidders. Each complaint seeks, among other things, injunctive relief prohibiting the defendants from consummating the proposed Merger and damages.

One of the conditions to the closing of the Merger is that no order by any governmental entity shall be in effect that enjoins or prevents the consummation of the Merger or that makes the consummation of the Merger illegal. As such, if the plaintiffs in either lawsuit are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed-upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe. In addition, although the Company has insurance against claims of this type, its insurance policy requires the payment of a deductible of between $75 to $150.

Any costs that we incur in contesting these lawsuits will be included in the formula for adjustment of the Merger Consideration described in this proxy statement and, therefore, may result in a reduction of the Merger Consideration. While these cases are in the early stages and there can be no assurance regarding the resolution of the litigation, the defendants believe that the claims asserted therein are without merit and intend to contest the lawsuits vigorously.

ITEM 1A. Risk Factors

RISKS RELATING TO REFINANCING AND THE PROPOSED MERGER

Set forth below are various risks relating to refinancing and the proposed merger. The following is not intended to be an exhaustive list of the risks and should be read in conjunction with other information. You should refer to the section entitled “Risks Relating to the Proposed Merger” in the Preliminary Proxy Statement filed with the SEC on January 26, 2012 and to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, both of which are incorporated in this Form 10-Q by reference, for risks relating to the Company’s business.

There can be no assurance that the Company will be able to obtain financing that provides the Company with sufficient liquidity to fund its operations or capital expenditures. If the Company is unable to obtain such financing, it will likely be insolvent.

The Credit Agreement matures on July 2, 2012. The lenders under the Credit Agreement (the “Lenders”) have advised the Company that they are unwilling to continue to lend to the Company beyond that date. The Company has been actively seeking to identify sources of equity and debt financing, including by engaging Bryant Park Capital, Inc. (“Bryant Park”) to act as its financial advisor and consultant responsible for, among other things, seeking and contacting prospective lenders and investors. However, to date, the Company has been unable to identify any sources necessary to sufficiently refinance its indebtedness under the Credit Agreement or otherwise enable the Company to satisfy its liquidity requirements. Accordingly, we cannot assure you that we will be able to obtain financing from the Lenders or from other sources on acceptable terms or at all. If the Company is unable to obtain sufficient financing to fund its operations or capital expenditures, it is unlikely that the Company will be able to meet its obligations as they become due and may be rendered insolvent.

The Merger Consideration is subject to downward adjustment based upon various factors and may be less than $0.96 per share. In the event that the adjustments would result in the Merger Consideration being less than $0.90 per share, the Company is obligated under the Merger Agreement to resolicit the approval of the Company’s stockholders for the Merger at such adjusted Merger Consideration.

The Merger Consideration paid to all of our stockholders is subject to adjustment, on a dollar-for-dollar basis, to the extent that:

•

the Company’s aggregate cash balances (plus (i) the amount of any expenses paid by the Company in connection with the Merger, (ii) repayment or prepayment of certain amounts under the Company’s debt facilities and (iii) the amount of any 2011 Christmas bonuses paid by Baldwin Germany GmbH (up to the euro equivalent of $400) exceeds (b) the Company’s aged accounts payable (and debt incurred under certain debt facilities since the date of the Merger Agreement) by less than $1,800;

•	the amount of the Company’s expenses paid or incurred in connection with the Merger exceed $1,400; and

•

the Company incurs certain fees to its lenders in connection with the Merger Agreement and the transactions contemplated by that agreement or in connection with any default, financing or refinancing after December 22, 2011.

Several of the items listed above that may result in adjustment of the Merger Consideration are beyond the Company’s control. In the event that the adjustments would result in the Merger Consideration being less than $0.96 per share but greater than or equal to $0.90 per share, the Company and other involved parties will not be required to and do not intend to resolicit the approval of the Company’s stockholders. Accordingly, you may receive less than $0.96 per share, even though the amount of any reduction in the Merger Consideration is not yet known as of the date of the special meeting. In the event that the adjustments would result in the Merger Consideration being less than $0.90 per share, the Company is obligated under the Merger Agreement to adjourn or postpone the special meeting, amend the proxy statement and resolicit the approval of the Company’s stockholders for the Merger at the Merger Consideration, adjusted as set forth above, which may be substantially less than $0.90 per share. Such resolicitation would delay approval of the Merger, and any postponement of the special meeting could have an adverse effect on the Company’s business and results of operations, including as a result of any negative impact of a prolonged stockholder approval process on the Company’s relationships with customers, suppliers and employees. If such an adverse effect on the Company’s business and results of operations constitutes a “Material Adverse Effect” under the terms of the Merger Agreement, the Forsyth Parties would not be obligated to complete the Merger.

Failure to complete the Merger could negatively impact the market price of the Common Stock.

If the Merger is not completed for any reason, the Company will be subject to a number of material risks, including the following:

•	the market price of the Common Stock may decline;

•

costs relating to the Merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, a termination fee, must be paid by the Company, even if the Merger is not completed; and

•

the diversion of management’s attention from the day-to-day business of the Company to focus on other financing alternatives and the potential disruption to its employees and its relationships with customers, suppliers and distributors may make it difficult for the Company to maintain its financial and market positions.

If the Merger is not adopted by our stockholders at the special meeting, the Company, FCI and Merger Sub will not be permitted under Delaware law to complete the Merger, and each of the Company, FCI and Merger Sub will have the right to terminate the Merger Agreement. Upon such termination, the Company may be required to pay FCI a termination fee.

Further, if the Merger is terminated and our Board of Directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to pay a price equivalent to or better than the price to be paid in the proposed Merger.

If the Merger is not completed, the Company will be required to issue warrants that will dilute the value of the Common Stock and will incur additional payment obligations under the Credit Agreement.

In connection with its entry into the Merger Agreement, the Company and certain of its subsidiaries entered into Amendment No. 13 (“Amendment No. 13”) to the Credit Agreement. As long as the Merger Agreement is in full force and effect, Amendment No. 13 deferred until May 15, 2012 the right of the Lenders to receive (i) warrants to purchase 1,302,600 shares of Class A Common Stock, representing approximately 6.3% of the total number of shares of Common Stock outstanding on a fully-diluted basis, after giving effect to the issuance of such warrants, (ii) $900,000 of additional fees and (iii) incremental interest of between three and four percent per annum (“Incremental Interest”) on the outstanding indebtedness thereunder of approximately $16,000,000, resulting in additional interest payable thereunder of approximately $338,000 for the period from December 22, 2011 through the maturity of the Credit Agreement on July 2, 2012. Each of such deferrals shall become permanent upon the closing of the Merger no later than May 15, 2012, subject to an extension until May 30, 2012 if the special meeting has been scheduled by May 15, 2012. In addition, if the Merger is not completed, on June 1, 2012, the Company will be required to issue to the Lenders warrants to purchase an additional 289,467 shares of Class A Common Stock, which, together with the 1,302,600 shares of Class A Common Stock issuable upon exercise of the warrants described in (i) above, represent approximately 9.2% of the total number of shares of Common Stock outstanding on a fully-diluted basis, after giving effect to the issuance of such warrants.

If the warrants are issued, the warrants, which are exercisable at a strike price of $0.01 per share, will be dilutive to the shares of Common Stock outstanding. The Company will also incur additional costs of $0.07 per share as a result of its obligation to pay the additional fees and Incremental Interest. There can also be no assurance that the Company will have sufficient liquidity to meet its payment obligations under the Credit Agreement, including its obligation to pay the additional fees and the Incremental Interest, or that the Credit Agreement will provide sufficient liquidity to the Company to fund its operations or capital expenditures.

Uncertainties associated with the Merger may cause the Company to lose key personnel.

Our current and prospective employees may be uncertain about their future roles and relationships with the Company following the completion of the Merger. This uncertainty may adversely affect our ability to attract and retain key management and personnel.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There has been no activity under the Company’s stock repurchase program for the quarter and six months ended December 31, 2011.

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

ITEM 5. Other Events

On February 9, 2012, the Company reported its results of operations for the three and six months period ended December 31, 2011. Details of this announcement are contained in the press release of the Company dated February  9, 2012, and furnished with this quarterly report on Form 10-Q as Exhibit 99.1.

ITEM 6. Exhibits

10.1	Amendment No. 12 to Credit Agreement dated as of December 14, 2011, among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A. as a Lender and as Administrative Agent, and the other Lenders party thereto; filed as Exhibit 10.1 to current report on Form 8-K filed on December 21, 2011, and incorporated herein by reference.

10.2	Management Incentive Compensation Plan for the fiscal year ending June 30, 2012; filed as Exhibit 99.1 to current report on Form 8-K filed on November 17, 2011, and incorporated herein by reference.

10.3	Amended and Restated Employment Agreement between Baldwin Technology Company, Inc. and Mark T. Becker dated as of November 19, 2011, filed as Exhibit 10.1 to current report on Form 8-K filed on December 16, 2011, and incorporated herein by reference.

10.4	Agreement and Plan of Merger among Baldwin Technology Company, Inc., Forsyth Capital Investors, LLC, Forsyth Baldwin, LLC, Forsyth Baldwin Mezzanine, Inc. and Forsyth Baldwin, Inc. dated as of December 22, 2011, filed as Exhibit 10.1 to current report on Form 8-K filed on December 28, 2011, and incorporated herein by reference.

10.5	Form of Voting Agreement dated as of December 22, 2011 between certain stockholders of Baldwin Technology Company, Inc. and Forsyth Capital Investors, LLC, filed as Exhibit 10.2 to current report on Form 8-K filed on December 28, 2011, and incorporated herein by reference.

10.6	Amendment No. 13 to Credit Agreement dated as of December 22, 2011, among Baldwin Technology Company, Inc., Baldwin Germany Holding GmbH, Baldwin Germany GmbH, Baldwin Oxy-Dry GmbH, the other Credit Parties party thereto, Bank of America, N.A. as a Lender and as Administrative Agent, and the other Lenders party thereto, filed as Exhibit 10.3 to current report on Form 8-K filed on December 28, 2011, and incorporated herein by reference.

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

99.1	Company Press Release entitled “Baldwin Announces Results for Second Quarter FY2012” dated February 9, 2012 (filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN TECHNOLOGY COMPANY, INC.

BY	/s/ Ivan R. Habibe
Ivan R. Habibe
Vice President, Chief Financial Officer and Treasurer

Dated: February 14, 2012